Form 10-Q
period 2017-03-31
Playa Hotels & Resorts N.V.
filed 2017-05-08
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NO. 1-38012
 Playa Hotels & Resorts N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Prins Bernhardplein 200
1097 JB Amsterdam, the Netherlands	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

+31 20 521 49 62
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of May 8, 2017, there were 103,464,186 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

Playa Hotels & Resorts N.V. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016	4
	Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Income for the three months ended March 31, 2016 and 2017	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$134,156	$33,512
Restricted cash	10,048	9,651
Trade and other receivables, net	52,556	48,881
Accounts receivable from related parties	1,945	2,532
Inventories	11,328	10,451
Prepayments and other assets	28,803	28,633
Property, plant and equipment, net	1,391,902	1,400,317
Investments	1,389	1,389
Goodwill	51,731	51,731
Other intangible assets	1,754	1,975
Deferred tax assets	1,818	1,818
Total assets	$1,687,430	$1,590,890
LIABILITIES, CUMULATIVE REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Trade and other payables	$128,214	$145,042
Accounts payable to related parties	5,284	8,184
Income tax payable	13,918	5,128
Debt	828,156	780,725
Debt to related party	—	47,592
Deferred consideration	1,180	1,836
Other liabilities	10,066	8,997
Deferred tax liabilities	76,832	76,832
Total liabilities	1,063,650	1,074,336
Commitments and contingencies
Cumulative redeemable preferred shares (par value $0.01; 0 and 28,510,994 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $345,951 as of March 31, 2017 and December 31, 2016, respectively)	—	345,951
Shareholders' equity
Ordinary shares (par value €0.10; 103,464,186 and 50,481,822 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	11,039	5,386
Paid-in capital	769,314	349,358
Accumulated other comprehensive loss	(3,790)	(3,719)
Accumulated deficit	(152,783)	(180,422)
Total shareholders' equity	623,780	170,603
Total liabilities, cumulative redeemable preferred shares and shareholders' equity	$1,687,430	$1,590,890

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations and Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Package	$152,956	$142,456
Non-package	21,111	17,500
Total revenue	174,067	159,956
Direct and selling, general and administrative expenses:
Direct	77,106	72,498
Selling, general and administrative	28,664	21,986
Depreciation and amortization	12,410	13,134
Insurance proceeds	—	(130)
Direct and selling, general and administrative expenses	118,180	107,488
Operating income	55,887	52,468
Interest expense	(14,015)	(13,743)
Other expense, net	(645)	(282)
Net income before tax	41,227	38,443
Income tax provision	(13,588)	(1,906)
Net income	27,639	36,537
Other comprehensive (loss) income, net of taxes:
Benefit obligation (loss) gain	(71)	58
Other comprehensive (loss) income	(71)	58
Total comprehensive income	$27,568	$36,595
Accretion and dividends of cumulative redeemable preferred shares	(7,922)	(10,684)
Net income available to ordinary shareholders	$19,717	$25,853
Earnings per share - Basic	$0.21	$0.28
Earnings per share - Diluted	$0.21	$0.28
Weighted average number of shares outstanding during the period - Basic	62,255,681	50,481,822
Weighted average number of shares outstanding during the period - Diluted	62,255,681	50,481,822

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders'
Equity and Accumulated Other Comprehensive Loss for the three months ended March 31, 2016 and 2017
($ in thousands, except share data)
(unaudited)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	32,738,094	$352,275	60,249,330	$656	5,373,884	$(23,108)	$420,872	$(4,067)	$(200,638)	$193,715
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2015	32,738,094	$352,275	50,481,822	$5,386	—	$—	$393,034	$(4,067)	$(200,638)	$193,715
Net income for the period									36,537	36,537
Benefit obligation gain, net of tax								58		58
Dividends of cumulative redeemable preferred shares		10,684					(10,684)			(10,684)
Balance at March 31, 2016	32,738,094	$362,959	50,481,822	$5,386	—	$—	$382,350	$(4,009)	$(164,101)	$219,626

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	28,510,994	$345,951	60,249,330	$656	5,373,884	$(23,108)	$377,196	$(3,719)	$(180,422)	$170,603
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net income for the period									27,639	27,639
Benefit obligation loss, net of tax								(71)		(71)
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends of cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Balance at March 31, 2017	—	$—	103,464,186	$11,039	—	$—	$769,314	$(3,790)	$(152,783)	$623,780

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$27,639	$36,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,410	13,134
Amortization of debt discount, premium and issuance costs	777	771
Gain on insurance recoverables	—	(129)
Other	(407)	41
Changes in assets and liabilities:
Trade and other receivables, net	(2,319)	(13,849)
Accounts receivable from related parties	(769)	(1,057)
Insurance recoverable	—	206
Inventories	(915)	(221)
Prepayments and other assets	(9,273)	3,088
Trade and other payables	(11,647)	(14,657)
Accounts payable to related parties	354	800
Income tax payable	9,323	(4,358)
Deferred consideration	(26)	161
Other liabilities	588	166
Net cash provided by operating activities	25,735	20,633
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,175)	(2,010)
Purchase of intangibles	(10)	(108)
Proceeds from disposal of property, plant and equipment	4	—
Net cash used in investing activities	(3,181)	(2,118)
FINANCING ACTIVITIES:
Repayment of deferred consideration	(630)	(625)
Repayments of debt	(938)	(938)
Recapitalization transaction	79,658	—
Repayments of borrowings on revolving credit facility	—	(15,000)
Net cash provided by (used in) financing activities	78,090	(16,563)
INCREASE IN CASH AND CASH EQUIVALENTS	100,644	1,952
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$33,512	$35,460
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$134,156	$37,412
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$22,777	$21,292
Cash paid for income taxes	$6,045	$6,337
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$527	$350
Non-cash PIK Dividends	$7,922	$10,684
Purchase of cumulative redeemable preferred shares	$(239,492)	$—
Settlement of accrued dividends of cumulative redeemable preferred shares	$(114,381)	$—

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the "Company") is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. Playa’s portfolio consists of 13 resorts located in Mexico, the Dominican Republic and Jamaica. We currently manage eight of our 13 resorts. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ending December 31, 2016, included in our Form 8-K filed on March 14, 2017.
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2017. All dollar amounts (other than per share amounts) in the following discussion are in thousands of United States dollars, unless otherwise indicated.
Note 2. Impact of recently issued accounting standards
Future Accounting Standards

In March 2017, the FASB issued ASU No. 2017-07 ("ASU 2017-07"), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Net periodic benefit cost is currently reported as an employee cost within operating income. ASU 2017-07 requires bifurcation of net benefit cost resulting in the service cost component being presented with other employee compensation costs in operating income. The other components will be reported separately outside of operations, and will not be eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods therein. We do not expect the implementation of ASU 2017-07 to have a material impact on our financial statements. All non-service cost components of our net periodic benefit cost will be presented within the Condensed Consolidated Statements of Operations and Comprehensive Income as other expense, net instead of direct expense with no impact to overall net income.
Note 3. Business combination
At 12:00 a.m. Central European Time on March 12, 2017, we consummated a business combination (the "Business Combination") pursuant to that certain Transaction Agreement by and among us, Playa Hotels & Resorts B.V. (our "Predecessor"), Pace Holdings Corp. ("Pace") and New Pace Holdings Corp. ("New Pace"), the effects of which replicated the economics of a reverse merger between our Predecessor and Pace. In connection with the Business Combination, Pace formed Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid), as a wholly-owned subsidiary to facilitate the reverse merger with our Predecessor. Prior to the consummation of the Business Combination, Porto Holdco B.V. was converted to a Dutch public limited liability company (naamloze vennootschap) and changed its name to Porto Holdco N.V. Upon the consummation of the Business Combination, the Company's name was changed to Playa Hotels & Resorts N.V.

For accounting and financial reporting purposes, the Business Combination was accounted for as a recapitalization of our Predecessor because Pace was incorporated as a special purpose acquisition company and considered a public shell company. Our Predecessor also maintained effective control of the combined entity because our Predecessor's operations comprise the ongoing operations of the combined entity, our Predecessor's senior management became the senior management of the combined entity and our Predecessor's directors were appointed to, and constitute the majority of, the combined entity's board of directors. Accordingly, no step-up in basis of assets or goodwill were recorded.

The Condensed Consolidated Financial Statements presented herein are those of our Predecessor for all periods prior to the completion of the Business Combination and the recapitalization of the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the number of shares of ordinary shares presented as outstanding as of January 1, 2016, totaled 50,481,822 and consisted of the number of ordinary shares issued to Predecessor shareholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

The consideration received as a result of the Business Combination is summarized as follows ($ in thousands):

Purchase of all of our Predecessor's cumulative redeemable preferred shares (1)	$353,873
Net cash transferred from Pace	78,859
Playa Employee Offering (2)	799
Total Consideration Transferred	$433,531
________
(1) Balance consisted of the face value of our Predecessor's cumulative redeemable preferred shares and their associated PIK dividends as of March 10, 2017, per the terms of the Business Combination.
(2) In connection with the Business Combination, we entered into subscription agreements (the “Subscription Agreements”) with Playa employees, their family members and persons with business relationships with Playa, pursuant to which those persons agreed to purchase 82,751 ordinary shares for an aggregate purchase price of $0.8 million.
Note 4. Warrants
Public Warrants:
We issued 45,000,000 warrants to former shareholders of Pace as consideration in the Business Combination (the "Public Warrants"), which entitle such warrant holders to purchase one-third of one Ordinary Share for an exercise price of one-third of $11.50. The Public Warrants became exercisable on April 10, 2017, which was thirty days after the completion of the Business Combination. The Public Warrants expire five years after the completion of the Business Combination. As of the date of this filing, no Public Warrants have been exercised.

Founder Warrants:
We issued 22,000,000 warrants to former holders of certain privately placed warrants of Pace and our Predecessor's former common shareholders as consideration in the Business Combination (the "Founder Warrants"), which entitle such warrant holders to purchase one-third of one Ordinary Share for an exercise price of one-third of $11.50. The Founder Warrants became exercisable on April 10, 2017, which was thirty days after the completion of the Business Combination. The Founder Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation in accordance with their terms. As of the date of this filing, no Founder Warrants have been exercised. The holders of the Founder Warrants may not effect any sale or distribution of the Founder Warrants or the ordinary shares underlying the Founder Warrants for a period lasting until 180 days after the completion of the Business Combination.

Earnout Warrants:
We issued a total of 3,000,000 warrants to our Predecessor's former common shareholders and TPG Pace Sponsor, LLC, a Cayman Islands limited liability company and an affiliate of TPG Global, LLC, as consideration in the Business Combination (the "Earnout Warrants"). The Earnout Warrants entitle such warrant holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days after the closing date of the Business Combination but within five years after the closing date of the Business Combination. As of the date of this filing, none of the Earnout Warrants were exercised. The holders of the Earnout Warrants may not effect any sale or distribution of the Earnout Warrants or the ordinary shares underlying the Earnout Warrants for a period lasting until 180 days after the completion of the Business Combination.

All warrants issued as part of the Business Combination are classified as paid-in capital and were considered part of a value for value exchange. There was no fair value adjustment to retained earnings and no earnings per share impact.

Note 5. Earnings per share
Prior to the consummation of the Business Combination, our Predecessor's cumulative redeemable preferred shares ("Preferred Shares") and their related accumulated Non-cash PIK Dividends were participating securities. If a dividend was declared or paid on our Predecessor's ordinary shares, holders of our Predecessor's ordinary shares and Preferred Shares were entitled to proportionate shares of such dividend, with the holders of our Predecessor's Preferred Shares participating on an as-if converted basis.
Under the two-class method, basic earnings per share (“EPS”) attributable to ordinary shareholders is computed by dividing the net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Net income attributable to ordinary shareholders is determined by allocating undistributed earnings between ordinary and preferred shareholders. Diluted EPS attributable to ordinary shareholders is computed by using the more dilutive result of either the two-class method or the if-converted method. The if-converted method uses the weighted-average number of ordinary shares outstanding during the period, including potentially dilutive ordinary shares assuming the conversion of the outstanding Preferred Shares of our Predecessor, as of the first day of the reporting period.
For periods in which there are undistributed losses, there is no allocation of earnings to preferred shareholders and the number of shares used in the computation of diluted losses per share is the same as that used for the computation of basic losses per share, as the result would be anti-dilutive. Under the two-class method, the net loss attributable to ordinary shareholders is not allocated to share premium reserve of the Preferred Shares until all other reserves have been exhausted or such loss cannot be covered in any other way.
The calculation of basic and diluted EPS, under the two-class method, are as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net Income	$27,639	$36,537
Convertible Preferred Share dividends	(7,922)	(10,684)
Allocation of undistributed earnings to preferred shareholders	(6,799)	(11,923)
Numerator for basic EPS-income available to common shareholders	12,918	13,930
Add back convertible Preferred Share dividends (1)	—	—
Add back of undistributed earnings to preferred shareholders (1)	—	—
Numerator for diluted EPS-income available to common shareholders after assumed conversions	$12,918	$13,930
Denominator:
Denominator for basic EPS-weighted shares	62,255,681	50,481,822
Convertible Preferred Shares	—	—
Denominator for diluted EPS-adjusted weighted-average shares	62,255,681	50,481,822

Basic EPS	$0.21	$0.28
Diluted EPS	$0.21	$0.28
________
(1) For the three months ended March 31, 2017 and 2016, cumulative preferred shareholder dividends of our Predecessor of $7.9 million and $10.7 million, respectively, and the preferred shareholders’ allocation of undistributed earnings of our Predecessor of $6.8 million and $11.9 million, respectively, were not added back for purposes of calculating diluted EPS-income available to ordinary shareholders because the effect of treating our Predecessor's convertible preferred securities as if they had been converted to their 32,032,530 and 41,937,483 ordinary share equivalents as of January 1, 2017 and 2016, respectively, is anti-dilutive.

Outstanding Public Warrants, Founder Warrants and Earnout Warrants to acquire a total of 25,333,333 ordinary shares are not included in the computation of diluted EPS-income available to ordinary shareholders after assumed conversions because the warrants were not exercisable as of March 31, 2017.

Note 6. Property, plant and equipment
The balance of property, plant and equipment is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Land, buildings and improvements	$1,421,623	$1,421,371
Fixtures and machinery	62,775	60,294
Furniture and other fixed assets	161,970	163,753
Construction in progress	5,734	3,866
Total property, plant and equipment, gross	1,652,102	1,649,284
Accumulated depreciation	(260,200)	(248,967)
Total property, plant and equipment, net	$1,391,902	$1,400,317

Depreciation expense for property, plant and equipment was $12.2 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017 and 2016, no interest expense was capitalized on qualifying assets.
Note 7. Fair value of financial instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, insurance recoverable, trade and other payables, accounts payable to related parties, deferred consideration and debt. We believe the carrying value of these assets and liabilities, excluding deferred consideration and debt, approximate their fair values at March 31, 2017 and December 31, 2016.
Fair value measurements
The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. U.S. GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of observability of inputs used in measuring fair value as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2: Unadjusted quoted prices for similar assets or liabilities in active markets, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3: Inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability.
We did not have any movements in and out of Level 3 for our fair valued instruments during any of the above periods.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Deferred Consideration	$1,180	$—	$—	$1,180

	December 31, 2016	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Deferred Consideration	$1,836	$—	$—	$1,836

The following table presents a reconciliation from the opening balances to the closing balances for our Level 3 fair valued instruments as of March 31, 2017 and December 31, 2016 ($ in thousands):

Deferred Consideration
Balance as of December 31, 2015	$4,145
Total losses included in earnings (or change in net assets) (1)	160
Settlements	(625)
Balance as of March 31, 2016	3,680
Total losses included in earnings (or change in net assets) (1)	49
Settlements	(638)
Balance as of June 30, 2016	3,091
Total losses included in earnings (or change in net assets) (1)	28
Settlements	(628)
Balance as of September 30, 2016	2,491
Total gains included in earnings (or change in net assets) (1)	(36)
Settlements	(619)
Balance as of December 31, 2016	1,836
Total gains included in earnings (or change in net assets) (1)	(26)
Settlements	(630)
Balance as of March 31, 2017	$1,180
________
(1) All losses and gains (other than changes in net assets) are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2017	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$356,564	$—	$—	$360,125	$360,125
Revolving Credit Facility(1)	—	—	—	—	—
Senior Notes due 2020	471,592	—	507,467	—	507,467
Total	$828,156	$—	$507,467	$360,125	$867,592

	Carrying Value	Fair Value
	As of December 31, 2016	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$356,937	$—	$—	$363,060	$363,060
Revolving Credit Facility(1)	—	—	—	—	—
Senior Notes due 2020	471,380	—	513,405	—	513,405
Total	$828,317	$—	$513,405	$363,060	$876,465
________
(1) We estimate that the carrying value of our revolving credit facility (the "Revolving Credit Facility") is the fair value as of March 31, 2017 and December 31, 2016 . The valuation technique and significant unobservable inputs are consistent with our term loan (the "Term Loan"), but the valuation using the discounted cash flow technique approximates the carrying value as the expected term is significantly shorter in duration. We typically use our Revolving Credit Facility solely for short term liquidity.

The following table displays valuation techniques and the significant unobservable inputs for our Level 3 assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Fair Value	Fair Value Measurements as of March 31, 2017
		Significant Valuation Techniques	Significant Unobservable Inputs	Input
Deferred Consideration	$1,180	Discounted Cash	Discount Rate	4.15%
		Flow	Forward Rate	4.63%	-	5.00%
			Expected Term	4 months
Term Loan	$360,125	Discounted Cash	Discount Rate	3.25%
		Flow	Forward Rate	4.00%	-	5.12%
			Expected Term	29 months

	Fair Value	Fair Value Measurements as of December 31, 2016
		Significant Valuation Techniques	Significant Unobservable Inputs	Input
Deferred Consideration	$1,836	Discounted Cash	Discount Rate	4.00%
		Flow	Forward Rate	4.63%	-	5.00%
			Expected Term	7 months
Term Loan	$363,060	Discounted Cash	Discount Rate	3.00%
		Flow	Forward Rate	4.00%	-	5.33%
			Expected Term	32 months
Term Loan and deferred consideration
The fair value of our Term Loan and deferred consideration are estimated using cash flow projections applying market forward rates and discounted back at the appropriate discount rate. The primary sensitivity in each estimate is based on the selection of an appropriate discount rate. Fluctuations in this assumption will result in a different estimate of fair value as an increase in the discount rate would result in a decrease in the fair value.
Senior Notes due 2020
The fair value of the Senior Notes due 2020 is estimated using unadjusted quoted prices in a market that is not active. Current pricing was compiled and applied to the outstanding principal amount.
Note 8. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the three months ended March 31, 2017, our income tax provision was $13.6 million, compared to $1.9 million tax provision for the prior year period. The increased income tax provision of $11.7 million was driven primarily by the impact on increased pre-tax book income and an increase in the discrete tax expense associated with foreign exchange rate fluctuations.
Dominican Republic

Taxes in the Dominican Republic are determined based upon Advance Pricing Agreements (APA) with The Ministry of Finance of the Dominican Republic (“The Ministry of Finance”). Historically, based upon our APAs all three of our Dominican entities were subject to the greater of an asset tax or gross receipts tax; thus, such entities have not been subject to income tax accounting under U.S. GAAP. To date, the Company’s APAs for 2016 and subsequent years have not been finalized with The Ministry of Finance, as the tax authorities in the Dominican Republic are working to finalize a Memoranda of Understanding (“MOU”) with the Association of Hotels and Tourism of the Dominican Republic, which the Company is party to, and that will provide a framework for the negotiation of the new Company APAs. As such, the Company maintains its position from the December 31, 2016 income tax provision, which contemplates the existing Dominican statutory law without consideration of an MOU and associated APA. Accordingly, the Dominican branch of Playa Cana B.V., incorporated in the Dominican Republic, is treated as an income taxpayer, and our other two

Dominican-incorporated entities, Inversiones Vilazul, S.A.S and the Dominican branch of Playa Romana Mar B.V., are treated as asset taxpayers. Should the final MOU and APA result in the Dominican branch of Playa Cana B.V. being an asset tax payer for the foreseeable future, the Company would reverse the deferred tax expense recorded to date. Should the finalized MOU and APA require our other two Dominican entities to be subject to income tax the Company would need to establish income tax balances for both current and deferred tax expense.
Note 9. Related party transactions
The following summarizes transactions and arrangements that we have entered into with related parties. The details of the balances between us and related parties as of March 31, 2017 and December 31, 2016 are as follows ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Accounts receivable	$1,945	$2,532
Accounts payable	$5,284	$8,184
Deferred consideration(1)	$—	$1,836
Term Loan(2)	$—	$47,592
Preferred Shares Non-cash PIK Dividends(3)	$—	$106,459
________

(1)
Playa H&R Holdings B.V., our wholly owned subsidiary, agreed to make payments of $1.1 million per quarter to the selling shareholder of Real Resorts (the “Real Shareholder”) through the quarter ending September 30, 2017.

(2)
The Real Shareholder is one of the lenders under our Term Loan. The Real Shareholder's portion of the original Term Loan was $50.0 million. The balance is net of the discount on the Term Loan and associated deferred financing costs.

(3)
No Non-cash PIK Dividends had been issued or declared with respect to the Preferred Shares. The total accumulated amounts of Non-cash PIK Dividends payable to the Real Shareholder were $0.0 million and $19.4 million as of March 31, 2017 and December 31, 2016, respectively. The total accumulated amounts of Non-cash PIK Dividends payable to HI Holdings Playa B.V., an affiliate of Hyatt Hotels Corporation ("HI Holdings Playa"), were $0.0 million and $87.1 million as of March 31, 2017 and December 31, 2016, respectively.

Relationship with Hyatt
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by HI Holdings Playa were purchased at a purchase price of $8.40 per share for $196.0 million in face value and $93.6 million of associated PIK dividends.
Relationship with Real Shareholder
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by the Real Shareholder were purchased at a purchase price of $8.40 per share for $43.5 million in face value and $20.8 million of associated PIK dividends. Due to the acquisition of the Real Shareholder's Preferred Shares from our Predecessor, the Real Shareholder is no longer considered a related party and deferred consideration and the Real Shareholder's portion of the original Term Loan were not considered related party balances as of March 31, 2017.
Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2017 and 2016 were as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Dividends on the Preferred Shares (1)	$(7,922)	$(10,684)
Deferred consideration accretion (2)	(36)	(47)
Interest expense on related party debt (2)	(372)	(494)
Franchise fees (3)	(4,365)	(3,849)
Lease payments (3)	(309)	(314)
Total transactions with related parties	$(13,004)	$(15,388)
________
    (1) Included in accretion and dividends of Preferred Shares in the Condensed Consolidated Statements of Operations and Comprehensive Income.
(2) Included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
(3) Included in direct expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Franchise fees relate to resorts currently operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands (the "Hyatt All-Inclusive Resort Brands".)
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $0.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
One of our offices in Cancún, Mexico is owned by an affiliate of the Real Shareholder, and we sublease the space from a third party also affiliated with the Real Shareholder. Lease payments related to this space were less than $0.1 million for the three months ended March 31, 2017 and 2016.
Note 10. Commitments and contingencies
Litigation, claims and assessments
We are subject, currently and from time to time, to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. We recognize a liability associated with commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these current matters cannot be determined at this point, based on information currently available, we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our Condensed Consolidated Financial Statements.
The Dutch corporate income tax act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. Our Dutch companies file as a fiscal unity, with the exception of Playa Romana B.V., Playa Romana Mar B.V. and Playa Hotels & Resorts N.V. As of January 1, 2016, Playa Resorts Holding B.V. replaced our Predecessor as the head of our Dutch fiscal unity and is jointly and severally liable for the tax liabilities of the fiscal unity as a whole.

The Mexican tax authorities have issued an assessment to one of our Mexican subsidiaries. In February 2014, we filed an appeal before the tax authorities, which was denied on May 26, 2014. On June 11, 2014, we arranged for the posting of a tax surety bond issued by a surety company, which guarantees the payment of the claimed taxes and other charges (and suspends collection of such amounts by the tax authorities) while our further appeal to the tax court is resolved. To secure reimbursement of any amounts that may be paid by the surety company to the tax authorities in connection with the surety bond, we provided cash collateral to the surety company valued at approximately $4.4 million as of March 31, 2017. On August 15, 2014, we filed an appeal of the assessment with the tax court. In August 2016, we received notice of a favorable resolution from the tax court, which was appealed by both, the Mexican tax authorities and our local subsidiary, which would only be analyzed if the appeal by the tax authorities succeeds. The total assessment from the Mexican tax authorities was valued at $9.7 million as of March 31, 2017.
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and are currently waiting for their final determination. We have an estimated amount of $1.5 million as a tax contingency at March 31, 2017 that is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $1.1 million and $1.2 million as of March 31, 2017 and December 31, 2016, respectively), in each case using a 20% straight-line depreciation per annum.
Leases and other commitments
We lease certain equipment for the operations of our hotels under various lease agreements. The leases extend for varying periods through 2021 and contain fixed components and utility payments. In addition, several of our administrative offices are subject to leases of building facilities from third parties, which extend for varying periods through 2023 and contain fixed and variable components.

Rental expense under non-cancelable operating leases, including contingent leases, consisted of $0.5 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
Note 11. Ordinary shares
As of January 1, 2016, the number of shares of ordinary shares presented as outstanding totaled 50,481,822, consisting of the number of shares of ordinary shares issued to Predecessor shareholders after the retroactive application of the recapitalization. On March 12, 2017, 52,982,364 shares of ordinary shares were issued as part of a recapitalization completed in the Business Combination. See Note 3 for a further discussion of the Business Combination.
As of March 31, 2017, our ordinary share capital consisted of 103,464,186 ordinary shares outstanding, which have a par value of €0.10 per share.
Note 12. Preferred Shares
Prior to the consummation of the Business Combination, all of our Predecessor's outstanding Preferred Shares were purchased at a purchase price of $8.40 per share for an aggregate amount of $353.9 million, which consisted of $239.5 million in face value and $114.4 million of associated PIK dividends. The Preferred Shares issued by our Predecessor were eliminated and extinguished as part of the reverse merger in the Business Combination. The extinguishment is reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows.
The following summarizes Preferred Shares as of March 31, 2017 and December 31, 2016 ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Face value	$—	$239,492
Non-cash PIK Dividends	—	106,459
Net value of the Preferred Shares	$—	$345,951
Note 13. Debt
Debt consists of the following ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Debt Obligations
Term Loan - 4.00%	$361,875	$362,813
Revolving Credit Facility	—	—
Senior Notes due 2020 - 8.00%	475,000	475,000
Total Debt Obligations	836,875	837,813
Unamortized (discount) premium
Discount on Term Loan	(738)	(811)
Premium on Senior Notes due 2020	3,873	4,123
Total unamortized (discount) premium	3,135	3,312
Unamortized debt issuance costs:
Term Loan	(4,573)	(5,065)
Senior Notes due 2020	(7,281)	(7,743)
Total unamortized debt issuance costs	(11,854)	(12,808)
Total Debt	$828,156	$828,317
Debt Covenants
Our Senior Secured Credit Facility also requires us to meet leverage ratio and interest coverage ratio financial covenants in each case measured quarterly as defined in our Senior Secured Credit Facility. We were in compliance with all applicable covenants as of March 31, 2017 and December 31, 2016.

Note 14. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination without cause, which results in an unfunded benefit obligation. There were no plan assets as of March 31, 2017 or December 31, 2016 as contributions are made only to the extent benefits are paid.

The following table presents the components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$158	$166
Interest cost	68	60
Effect of foreign exchange rates	372	(41)
Amortization of prior service cost	—	1
Amortization of gain	(8)	(2)
Compensation-non-retirement post employment benefits	4	(12)
Settlement gain	(7)	—
Curtailment gain	—	(5)
Net periodic benefit cost	$587	$167
Note 15. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2017 and December 31, 2016 ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Gross trade and other receivables	$53,253	$49,942
Allowance for doubtful accounts	(697)	(1,061)
Total trade and other receivables, net	$52,556	$48,881
Our allowance for doubtful accounts as of March 31, 2017 and December 31, 2016 was approximately $0.7 million and $1.1 million, respectively. We have not experienced any significant write-offs to our accounts receivable.
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2017 and December 31, 2016 ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Advances to suppliers	$4,244	$5,769
Prepaid income taxes	4,976	2,759
Prepaid other taxes(1)	15,033	15,343
Other Assets	4,550	4,762
Total prepayments and other assets	$28,803	$28,633
________
(1) Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities during remodeling respectively.

Goodwill
The gross carrying values and accumulated impairment losses of goodwill as of March 31, 2017 and December 31, 2016 are as follows ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Gross carrying value	$51,731	$51,731
Accumulated impairment loss	—	—
Carrying Value	$51,731	$51,731
Other intangible assets
The summary of other intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,	Weighted average useful life
	2017	2016
Strategic Alliance	$3,748	$3,748
Licenses	991	987
Other	2,216	2,196
Acquisition Cost	6,955	6,931

Strategic Alliance	(3,578)	(3,472)
Other	(1,623)	(1,484)
Accumulated Amortization	(5,201)	(4,956)

Strategic Alliance	170	276	3 years
Licenses	991	987
Other	593	712	3 years
Carrying Value	$1,754	$1,975
Amortization expense for intangibles was $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization. As of March 31, 2017 and December 31, 2016, such indefinite lived assets totaled $1.0 million.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2017 and December 31, 2016 ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Trade payables	$16,040	$21,229
Advance deposits	36,870	41,621
Withholding and other taxes payable	36,678	27,432
Accrued professional services	14,248	19,566
Interest payable	6,578	16,151
Payroll and related accruals	8,755	12,963
Other payables	9,045	6,080
Total trade and other payables	$128,214	$145,042

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2017 and December 31, 2016 ($ in thousands):

	As of March 31,	As of December 31,
	2017	2016
Tax contingencies	$2,988	$2,969
Pension obligations	4,175	3,556
Casino loan and license	1,023	1,027
Other	1,880	1,445
Total other liabilities	$10,066	$8,997
Note 16. Segment information
We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. Our operating segments meet the aggregation criteria and thus, we report three separate segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast and (iii) Caribbean Basin.
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. We did not provide a reconciliation of reportable segments' assets to our consolidated assets as this information is not reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.
The performance of our operating segments is evaluated primarily on adjusted earnings before interest expense, income tax provision, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax provision, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other expense, net; (b) transaction expenses; (c) other tax expense, and (d) insurance proceeds.
There are limitations to using financial measures such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business and investors should carefully consider our U.S. GAAP results presented in our Condensed Consolidated Financial Statements.
The following tables present segment net revenue and a reconciliation to gross revenue and segment Adjusted EBITDA and a reconciliation to net income ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Yucatàn Peninsula	$80,748	$71,617
Pacific Coast	28,432	22,889
Caribbean Basin	61,330	62,347
Segment net revenue (1)	170,510	156,853
Other	—	4
Tips	3,557	3,099
Total gross revenue	$174,067	$159,956
________
(1) Net revenue represents total gross revenue less compulsory tips paid to employees and other miscellaneous revenue not derived from segment operations.

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Yucatàn Peninsula	$43,070	$36,398
Pacific Coast	14,272	11,224
Caribbean Basin	24,940	26,271
Segment Adjusted EBITDA	82,282	73,893
Other corporate - unallocated	(7,809)	(7,059)
Total consolidated Adjusted EBITDA	74,473	66,834
Less:
Other expense, net	645	282
Transaction expenses	6,000	944
Other tax expense	176	418
Insurance proceeds	—	(130)
Add:
Interest expense	(14,015)	(13,743)
Depreciation and amortization	(12,410)	(13,134)
Net income before tax	41,227	38,443
Income tax provision	(13,588)	(1,906)
Net income	$27,639	$36,537
Note 17. Subsequent events

For our interim Condensed Consolidated Financial Statements as of March 31, 2017, we have evaluated subsequent events through the date the interim financial statements were issued.

Senior Secured Credit Facility Refinance

On April 27, 2017, we amended and restated our existing Senior Secured Credit Facility, which consists of our $530.0 million Term Loan priced at 99.75% of the principal amount and a Revolving Credit Facility with a maximum aggregate borrowing capacity of $100.0 million. The proceeds received from the Term Loan were used to repay our existing term loan and $115.0 million of our Senior Notes due 2020. The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 will be accounted for as an extinguishment of debt and is estimated to result in a loss of $12.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Playa Hotels & Resorts N.V.'s ("Playa") financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements (our "Condensed Consolidated Financial Statements") and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, "we," "us," "our" and the "Company" refer to Playa and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this quarterly report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect our current views with respect to, among other things, our capital resources, portfolio performance and results of operations. Likewise, our Condensed Consolidated Financial Statements and all of our statements regarding anticipated growth in our operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;

•	the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;

•	the success and continuation of our relationship with Hyatt;

•	the volatility of currency exchange rates;

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the rebranding of two of our resorts under the new all-inclusive “Panama Jack” brand;

•	our failure to successfully complete expansion, repair and renovation projects in the timeframes and at the costs anticipated;

•	significant increases in construction and development costs;

•	our ability to obtain and maintain financing arrangements on attractive terms;

•	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

•
the effectiveness of our internal controls and our corporate policies and procedures and the success and timing of the remediation efforts for the material weaknesses that we identified in our internal control over financial reporting;

•	changes in personnel and availability of qualified personnel;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	the volatility of the market price and liquidity of our ordinary shares and other of our securities; and

•	the increasingly competitive environment in which we operate.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this quarterly report, except as required by applicable law. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).
Explanatory Note
At 12:00 a.m. Central European Time on March 12, 2017 (the "Closing Time"), we consummated a Business Combination that replicated the economics of Playa Hotels & Resorts B.V. (our "Predecessor") and Pace Holdings Corp., an entity that was formed as a special purpose acquisition company for the purpose of effecting a merger or other similar business combination with one or more target businesses ("Pace"), with us (the "Business Combination"). In connection with the Business Combination, which is described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 14, 2017, we changed our name from Porto Holdco N.V. to Playa Hotels & Resorts N.V. In addition, in connection with the Business Combination, (i) prior to the consummation of the Business Combination, all of our Predecessor's cumulative redeemable preferred shares were purchased and were subsequently extinguished upon the reverse merger of our Predecessor with and into us, (ii) Pace's former shareholders and our Predecessor's former shareholders received a combination of our ordinary shares and warrants as consideration in the Business Combination. Our Predecessor was the accounting acquirer in the Business Combination, and the business, properties, and management team of our Predecessor prior to the Business Combination are the business, properties, and management team of the Company following the Business Combination.
Our financial statements, other financial information and operating statistics presented in this Form 10-Q reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Business Combination to March 31, 2017.

Overview
We are a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of March 31, 2017, we owned a portfolio consisting of 13 resorts (6,142 rooms) located in Mexico, the Dominican Republic and Jamaica. We believe that our properties are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.  For the three months ended March 31, 2017, we generated net income of $27.6 million, total revenue of $174.1 million, Net Package RevPAR of approximately $270.67 and Adjusted EBITDA of $74.5 million. For the three months ended March 31, 2016, we generated net income of $36.5 million, total revenue of $160.0 million, Net Package RevPAR of approximately $249.66 and Adjusted EBITDA of $66.8 million.

Our Portfolio
The following table presents an overview of our resorts, each of which we own in its entirety. We manage eight of our resorts and a third party, AMResorts, manages five of our resorts. No resort in our portfolio contributed more than 12.6% of our total net revenue or 14.1% of our consolidated Adjusted EBITDA for the three months ended March 31, 2017. The table below is organized by our three geographic business segments: the Yucatán Peninsula, the Pacific Coast and the Caribbean Basin.

Name of Resort	Location	Brand and Type	Operator	Rooms
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	307
Gran Caribe Real	Cancún, Mexico	Gran (all ages)(1)	Playa	470
THE Royal Playa del Carmen	Playa del Carmen, Mexico	THE Royal (adults-only)	Playa	513
Gran Porto Real	Playa del Carmen, Mexico	Gran (all ages)(1)	Playa	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	335
Caribbean Basin
Dreams La Romana	La Romana, Dominican Republic	Dreams (all ages)	AMResorts	756
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	620
Hyatt Ziva and Hyatt Zilara Rose Hall(2)	Montego Bay, Jamaica	Hyatt Ziva (all ages) and Hyatt Zilara (adults-only)	Playa	620
Total Rooms				6,142

(1) Pursuant to an agreement with Panama Jack, we have agreed to rebrand these resorts under the Panama Jack brand. We expect the rebranding to be completed in 2017.
(2) Our Jamaica property is treated as a single resort operating under both of the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands (the "Hyatt All-Inclusive Resort Brands"), rather than as two separate resorts.

Results of Operations
Three Months Ended March 31, 2017 and 2016
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase / Decrease
	2017	2016	Change	% Change
Revenue:	($ in thousands)
Package	$152,956	$142,456	$10,500	7.4%
Non-package	21,111	17,500	3,611	20.6%
Total revenue	174,067	159,956	14,111	8.8%
Direct and selling, general and administrative expenses:
Direct	77,106	72,498	4,608	6.4%
Selling, general and administrative	28,664	21,986	6,678	30.4%
Depreciation and amortization	12,410	13,134	(724)	(5.5)%
Insurance proceeds	—	(130)	130	(100.0)%
Direct and selling, general and administrative expenses	118,180	107,488	10,692	9.9%
Operating income	55,887	52,468	3,419	6.5%
Interest expense	(14,015)	(13,743)	(272)	2.0%
Other expense, net	(645)	(282)	(363)	128.7%
Net income before tax	41,227	38,443	2,784	7.2%
Income tax provision	(13,588)	(1,906)	(11,682)	612.9%
Net income	$27,639	$36,537	$(8,898)	(24.4)%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue (as defined below), total net revenue and Adjusted EBITDA for the three months ended March 31, 2017 and 2016. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue and total net revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	87.4%	82.3%	5.1	pts	6.2%
Net Package ADR	$309.61	$303.40	$6.21		2.0%
Net Package RevPAR	270.67	249.66	21.01		8.4%
	($ in thousands)
Net Package Revenue	$149,622	$139,538	$10,084		7.2%
Net Non-package Revenue	20,888	17,319	3,569		20.6%
Total net revenue	170,510	156,857	13,653		8.7%
Adjusted EBITDA	$74,473	$66,834	$7,639		11.4%

Total Revenue and Total Net Revenue
Our total revenue for the three months ended March 31, 2017 increased $14.1 million, or 8.8%, compared to the three months ended March 31, 2016. Our total net revenue (which represents total revenue less compulsory tips paid to employees) for the three months ended March 31, 2017 increased $13.7 million, or 8.7%, compared to the three months ended March 31, 2016. This increase was driven by an increase in Net Package Revenue of $10.1 million, or 7.2%, and an increase in Net Non-package Revenue of $3.6 million, or 20.6%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $6.21, or 2% and an increase in average occupancy from 82.3% to 87.4%, the equivalent of an increase of $21.01, or 8.4%, in Net Package RevPAR.
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses	$77,106	$72,498	$4,608	6.4%
Less: tips	3,557	3,099	458	14.8%
Net direct expenses	$73,549	$69,399	$4,150	6.0%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the three months ended March 31, 2017 were $73.5 million, or 43.1%, of total net revenue and $69.4 million, or 44.2%, of total net revenue for the three months ended March 31, 2016. Net direct expenses for the three months ended March 31, 2017 include $19.5 million of food and beverage expenses, $24.4 million of resort salary and wages, $7.0 million of utility expenses, $3.4 million of repairs and maintenance expenses, $0.6 million of licenses and property taxes, $3.9 million of incentive and management fees, $4.4 million of Hyatt fees, and $10.3 million of other operational expenses. Other operational expenses primarily include $1.2 million of office supplies, $1.1 million of guest supplies, $0.6 million of laundry and cleaning expenses, $1.1 million of transportation and travel expenses, $0.9 million of entertainment expenses, $1.0 million of other supplies and expense amortization, $1.4 million of property and equipment rental expenses and $3.0 million of other expenses.
Net direct expenses for the three months ended March 31, 2016 include $18.9 million of food and beverage expenses, $24.4 million of resort salaries and wages, $6.0 million of utility expenses, $3.6 million of repairs and maintenance expenses, $0.8 million of licenses and property taxes, $4.2 million of incentive and management fees, $3.8 million of Hyatt fees, and $7.7 million of other operational expenses. Other operation expenses primarily include $1.2 million of office supplies, $1.1 million of guest supplies, $0.8 million of laundry and cleaning expenses, $1.1 million of transportation and travel expenses, $0.9 million of entertainment expenses, $0.9 million of other supplies and expense amortization, $0.7 million of property and equipment rental expenses, and $1.0 million of other expenses.
Net direct expenses for the three months ended March 31, 2017 increased $4.2 million, or 6%, compared to the three months ended March 31, 2016. The increases in net direct expenses were primarily attributable to an increase in utility expenses of $1.1 million, an increase in food and beverage expenses of $0.6 million and an increase in other operational expenses of $2.6 million. These expenses were partially offset by a decrease in incentive and management fees of $0.3 million and a decrease in license and property taxes of $0.2 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2017 increased $6.7 million, or 30.4%, compared to the three months ended March 31, 2016. This increase was primarily driven by an increase in transaction expenses of $4.9 million, an increase in advertising expenses of $0.8 million, an increase in professional fees of $0.2 million, an increase in corporate personnel costs of $0.8 million, and an increase of $0.5 million in other selling, general and administrative expenses. These expenses were partially offset by a decrease in insurance expenses of $0.5 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2017 decreased $0.7 million, or 5.5%, compared to the three months ended March 31, 2016.

Insurance Proceeds
We did not receive insurance proceeds during the three months ended March 31, 2017. We received $0.1 million of insurance proceeds during the three months ended March 31, 2016, which represents proceeds related to a small claim at the Dreams Palm Beach resort.
Interest Expense
Our interest expense for the three months ended March 31, 2017 increased $0.3 million, or 2.0%, as compared to the three months ended March 31, 2016. This increase was primarily attributable to the issuance of an additional $50.0 million of our senior unsecured notes, which mature on August 15, 2020 (the "Senior Notes due 2020") on October 4, 2016. This was partially offset by a decrease in interest expense on our Revolving Credit Facility.
Income Tax Provision
The income tax provision for the three months ended March 31, 2017 was $13.6 million, an increase of $11.7 million compared to the three months ended March 31, 2016, during which we reported an income tax provision of $1.9 million. The increased income tax provision in the three months ended March 31, 2017 was driven primarily by a $3.1 million increase of the tax impact on increased pre-tax book income and an $8.3 million increase in the discrete expense associated with foreign exchange rate fluctuations.
Adjusted EBITDA
Our Adjusted EBITDA for the three months ended March 31, 2017 increased $7.6 million, or 11.4%, compared to the three months ended March 31, 2016. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Key Indicators of Financial and Operating Performance
We use a variety of financial and other information to monitor the financial and operating performance of our business. Some of this is financial information prepared in accordance with U.S. GAAP, while other information, though financial in nature, is not prepared in accordance with U.S. GAAP. For reconciliations of non-U.S. GAAP financial measures to the most comparable U.S. GAAP financial measure, see “Non-U.S. GAAP Financial Measures.” Our management also uses other information that is not financial in nature, including statistical information and comparative data that are commonly used within the lodging industry to evaluate the financial and operating performance of our portfolio. Our management uses this information to measure the performance of our segments and consolidated portfolio. We use this information for planning and monitoring our business, as well as in determining management and employee compensation. These key indicators include:

•	Net revenue

•	Net Package Revenue

•	Net Non-package Revenue

•	Occupancy

•	Net Package ADR

•	Net Package RevPAR

•	Adjusted EBITDA

•	Comparable Adjusted EBITDA
Net Revenue, Net Package Revenue and Net Non-package Revenue
We derive net revenue from the sale of all-inclusive packages, which include room accommodations, food and beverage services and entertainment activities, net of compulsory tips paid to employees in Mexico and Jamaica. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net revenue is recognized when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized. Food and beverage revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed. Net revenue represents a key indicator to assess the overall performance of our business and analyze trends, such as consumer demand, brand preference and competition.

In analyzing our results, our management differentiates between Net Package Revenue and Net Non-package Revenue (as such terms are defined below). Guests at our resorts purchase packages at stated rates, which include room accommodations, food and beverage services and entertainment activities, in contrast to other lodging business models, which typically only include the room accommodations in the stated rate. The amenities at all-inclusive resorts typically include a variety of buffet and á la carte restaurants, bars, activities, and shows and entertainment throughout the day. “Net Package Revenue” consists of net revenues derived from all-inclusive packages purchased by our guests. “Net Non-package Revenue” primarily includes net revenue associated with guests' purchases of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages, which are not included in the all-inclusive package.
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Net Revenue to Total Revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Total Net Package Revenue	$149,622	$139,538
Total Net Non-package Revenue	20,888	17,319
Total net revenue	170,510	156,857
Plus: compulsory tips	3,557	3,099
Total revenue	$174,067	$159,956
Occupancy
“Occupancy” represents the total number of rooms sold for a period divided by the total number of rooms available during such period. Occupancy is a useful measure of the utilization of a resort’s total available capacity and can be used to gauge demand at a specific resort or group of properties for a period. Occupancy levels also enable us to optimize Net Package ADR by increasing or decreasing the stated rate for our all-inclusive packages as demand for a resort increases or decreases.
Net Package ADR
“Net Package ADR” represents total Net Package Revenue for a period divided by the total number of rooms sold during such period. Net Package ADR trends and patterns provide useful information concerning the pricing environment and the nature of the guest base of our portfolio or comparable portfolio, as applicable. Net Package ADR is a commonly used performance measure in the all-inclusive segment of the lodging industry, and is commonly used to assess the stated rates that guests are willing to pay through various distribution channels.
Net Package RevPAR
“Net Package RevPAR” is the product of Net Package ADR and the average daily occupancy percentage. Net Package RevPAR does not reflect the impact of non-package revenue. Although Net Package RevPAR does not include this additional revenue, it generally is considered the key performance measure in the all-inclusive segment of the lodging industry to identify trend information with respect to net room revenue produced by our portfolio or comparable portfolio, as applicable, and to evaluate operating performance on a consolidated basis or a regional basis, as applicable.
Adjusted EBITDA
We define EBITDA, a non-U.S. GAAP financial measure, as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:

•	Other expense (income), net

•	Impairment loss

•	Management termination fees

•	Pre-opening expenses

•	Transaction expenses

•	Severance expenses

•	Other tax expense

•	Insurance proceeds

•	Stock-based compensation expense

•	Loss (gain) on extinguishment of debt
We believe that Adjusted EBITDA is useful to investors for two principal reasons. First, we believe Adjusted EBITDA assists investors in comparing our performance over various reporting periods on a consistent basis by removing from our operating results the impact of items that do not reflect our core operating performance. For example, changes in foreign exchange rates (which are the principal driver of changes in other expense, net), and expenses related to capital raising, strategic initiatives and other corporate initiatives, such as expansion into new markets (which are the principal drivers of changes in transaction expenses), are not indicative of the operating performance of our resorts. The other adjustments included in our definition of Adjusted EBITDA relate to items that occur infrequently and therefore would obstruct the comparability of our operating results over reporting periods. For example, revenue from insurance policies, other than business interruption insurance policies is infrequent in nature, and we believe excluding these expense and revenue items permits investors to better evaluate the core operating performance of our resorts over time.
The second principal reason that we believe Adjusted EBITDA is useful to investors is that it is considered a key performance indicator by our board of directors (our "Board") and management. In addition, the compensation committee of our Board determines the annual variable compensation for certain members of our management based, in part, on consolidated Adjusted EBITDA. We believe that Adjusted EBITDA is useful to investors because it provides investors with information utilized by our Board and management to assess our performance and may (subject to the limitations described below) enable investors to compare the performance of our portfolio to our competitors.
Adjusted EBITDA is not a substitute for net income or any other measure determined in accordance with U.S. GAAP. There are limitations to the utility of non-U.S. GAAP financial measures, such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-U.S. GAAP financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business, and investors should carefully consider our U.S. GAAP results presented.
For a reconciliation of EBITDA and Adjusted EBITDA to net income as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
Segment Results
Three Months Ended March 31, 2017 and 2016
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment net revenue and segment Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Net revenue:	($ in thousands)
Yucatán Peninsula	$80,748	$71,617	$9,131	12.7%
Pacific Coast	28,432	22,889	5,543	24.2%
Caribbean Basin	61,330	62,347	(1,017)	(1.6)%
Segment net revenue	170,510	156,853	13,657	8.7%
Other	—	4	(4)	(100.0)%
Total net revenue	$170,510	$156,857	$13,653	8.7%

	Three Months Ended March 31,
	2017	2016	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$43,070	$36,398	$6,672	18.3%
Pacific Coast	14,272	11,224	3,048	27.2%
Caribbean Basin	24,940	26,271	(1,331)	(5.1)%
Segment Adjusted EBITDA	82,282	73,893	8,389	11.4%
Other corporate—unallocated	(7,809)	(7,059)	(750)	10.6%
Total Adjusted EBITDA	$74,473	$66,834	$7,639	11.4%
For a reconciliation of segment net revenue and segment Adjusted EBITDA to gross revenue and net income, respectively, each as computed under U.S. GAAP, see Note 16 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Yucatán Peninsula segment for the three months ended March 31, 2017 and 2016 for the total segment portfolio. As the properties in the Yucatán Peninsula were owned and operated during the entirety of the periods shown, the total segment portfolio and comparable segment portfolio statistics are identical, and as such, no comparable data is needed.

	Three Months Ended March 31,
	2017	2016	Change	% Change
Occupancy	90.6%	83.5%	7.1 pts	8.5%
Net Package ADR	$325.66	$309.13	$16.53	5.3%
Net Package RevPAR	295.18	258.15	37.03	14.3%
	($ in thousands)
Net Package Revenue	$72,259	$63,897	$8,362	13.1%
Net Non-package Revenue	8,489	7,720	769	10.0%
Total net revenue	80,748	71,617	9,131	12.7%
Adjusted EBITDA	$43,070	$36,398	$6,672	18.3%
 Segment Total Net Revenue. Our net revenue for the three months ended March 31, 2017 increased $9.1 million, or 12.7%, compared to the three months ended March 31, 2016. This increase was primarily due to the performance of Hyatt Ziva Cancun, which accounted for an $8.4 million increase in net revenue compared to the three months ended March 31, 2016 due to its increase in both Net Package ADR and Occupancy compared to prior year. This was partially offset by the performance of Gran Porto, which accounted for a $0.6 million decrease in net revenue compared to the three months ended March 31, 2016 due to a decrease in its Net Package ADR.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended March 31, 2017 increased $6.7 million, or 18.3%, compared to the three months ended March 31, 2016. Excluding Gran Porto this increase was due in large part to the strong performance by all of our resorts, which accounted for a $7.6 million increase in Adjusted EBITDA compared to the three months ended March 31, 2016, with Hyatt Ziva Cancun being the most notable contributor. This was offset by the performance of Gran Porto, which accounted for a $0.9 million decrease in Adjusted EBITDA compared to the three months ended March 31, 2016.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, total net revenue and Adjusted EBITDA for our Pacific Coast segment for the three months ended March 31, 2017 and 2016 for the total segment portfolio. As the properties in the Pacific Coast were owned and operated during the entirety of the periods shown, the total segment portfolio and comparable segment portfolio statistics are identical, and as such, no comparable data is needed.

	Three Months Ended March 31,
	2017	2016	Change	% Change
Occupancy	77.6%	69.2%	8.4 pts	12.1%
Net Package ADR	$369.25	$346.29	$22.96	6.6%
Net Package RevPAR	286.64	239.56	47.08	19.7%
	($ in thousands)
Net Package Revenue	$23,889	$20,186	$3,703	18.3%
Net Non-package Revenue	4,543	2,703	1,840	68.1%
Total net revenue	28,432	22,889	5,543	24.2%
Adjusted EBITDA	$14,272	$11,224	$3,048	27.2%
Segment Total Net Revenue. Our total net revenue for the three months ended March 31, 2017 increased $5.5 million, or 24.2%, compared to the three months ended March 31, 2016. This increase was due to increased net revenue by both hotels in this segment.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended March 31, 2017 increased $3.0 million, or 27.2%, compared to the three months ended March 31, 2016. This increase was due to increased Adjusted EBITDA by both hotels in this segment.
Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Caribbean Basin segment for the three months ended March 31, 2017 and 2016 for the total segment portfolio. As the properties in the Caribbean Basin were owned and operated during the entirety of the periods shown, the total segment portfolio and comparable segment portfolio statistics are identical, and as such, no comparable data is needed.

	Three Months Ended March 31,
	2017	2016	Change	% Change
Occupancy	87.6%	85.8%	1.8 pts	2.1%
Net Package ADR	$271.87	$284.50	$(12.63)	(4.4)%
Net Package RevPAR	238.04	244.15	(6.11)	(2.5)%
	($ in thousands)
Net Package Revenue	$53,474	$55,455	$(1,981)	(3.6)%
Net Non-package Revenue	7,856	6,892	964	14.0%
Total net revenue	61,330	62,347	(1,017)	(1.6)%
Adjusted EBITDA	$24,940	$26,271	$(1,331)	(5.1)%
Segment Total Net Revenue. Our total net revenue for the three months ended March 31, 2017 decreased $1.0 million, or 1.6%, compared to the three months ended March 31, 2016. This decrease was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $0.1 million decrease in net revenue compared to the three months ended March 31, 2016. The remaining resorts in the Dominican Republic recorded a decrease of $0.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, with Dreams Punta Cana being the largest contributor to this decrease. The decrease in Net Package ADR was due to the strategic decision to build and promote occupancy at Hyatt Ziva and Zilara Rose Hall, as well as Dreams Palm Beach at the expense of package rates, which decreased.

Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended March 31, 2017 decreased $1.3 million, or 5.1%, compared to the three months ended March 31, 2016. This decrease was primarily due to Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $1.7 million decrease in Adjusted EBITDA compared to the three months ended March 31, 2016. This was partially offset by an increase of $0.4 million for the three months ended March 31, 2017 for the remaining resorts in the Dominican Republic compared to the three months ended March 31, 2016.
Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$27,639	$36,537
Interest expense	14,015	13,743
Income tax provision	13,588	1,906
Depreciation and amortization	12,410	13,134
EBITDA	67,652	65,320
Other expense, net (a)	645	282
Transaction expense (b)	6,000	944
Other tax expense (c)	176	418
Insurance proceeds (d)	—	(130)
Adjusted EBITDA	$74,473	$66,834
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: the redesign and build-out of our internal controls; other capital raising efforts including the business combination with Pace; and strategic initiatives, such as possible expansion into new markets. We eliminate these expenses from Adjusted EBITDA because they are not attributable to our core operating performance.

(c)
Relates primarily to a Dominican Republic asset tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax expense we eliminate from our calculation of EBITDA.

(d)	Represents a portion of the insurance proceeds related to property insurance and not business interruption proceeds.
Seasonality
The seasonality of the lodging industry and the location of our resorts in Mexico and the Caribbean generally result in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations, and liquidity, which are consistently higher during the first quarter of each year than in successive quarters.
Inflation
Operators of lodging properties, in general, possess the ability to adjust room rates to reflect the effects of inflation. However, competitive pressures may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness and funding any ongoing expansion, renovation, repositioning and rebranding projects. As of March 31, 2017, we had $35.4 million of scheduled contractual obligations due within one year.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility, originally entered into on August 9, 2013 amended and restated pursuant to that certain Restatement Agreement, dated as of April 27, 2017, with the lenders and agents party thereto and the guarantors named therein, permitting borrowings of up to $100.0 million and which matures on April 27, 2022 (the "Revolving Credit Facility"). We had cash and cash equivalents of $134.2 million as of March 31, 2017, compared to $37.4 million as of March 31, 2016 (excluding $10.0 million and $6.4 million of restricted cash, respectively). As of March 31, 2017, there was $0.0 million outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of March 31, 2017, our total debt obligations were $836.9 million (which represents the principal amounts outstanding under our Revolving Credit Facility, $530.0 term loan facility, originally entered into on August 9, 2013, as amended and restated pursuant to that certain Restatement Agreement, dated as of April 27, 2017, with the lenders and agents party thereto and the guarantors named therein, which matures on April 27, 2024 (the "Term Loan," and together with the Revolving Credit Facility, the "Senior Secured Credit Facility") and Senior Notes due 2020 and excludes a $0.7 million issuance discount on our Term Loan, a $3.9 million issuance premium on our Senior Notes due 2020 and $11.9 million of unamortized debt issuance costs). On April 27, 2017, we redeemed $115.0 million in aggregate principal amount of our Senior Notes due 2020 with a portion of proceeds from the Senior Secured Credit Facility (for additional detail, see "—Senior Secured Credit Facility"). In addition to the sources available for short-term needs, we may use equity or debt issuances or proceeds from the potential disposal of assets to meet these long-term needs.
In an effort to maintain sufficient liquidity, our cash flow projections and available funds are discussed with our Board and we consider various ways of developing our capital structure and seeking additional sources of liquidity if needed. The availability of additional liquidity options will depend on the economic and financial environment, our credit, our historical and projected financial and operating performance and continued compliance with financial covenants. As a result of possible future economic, financial and operating declines, possible declines in our creditworthiness and potential non-compliance with financial covenants, we may have less liquidity than anticipated, fewer sources of liquidity than anticipated, less attractive financing terms and less flexibility in determining when and how to use the liquidity that is available.
Financing Strategy
In addition to our Revolving Credit Facility, we intend to use other financing sources that may be available to us from time to time, including financing from banks, institutional investors or other lenders, such as bridge loans, letters of credit, joint ventures and other arrangements. Future financings may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt or equity securities. When possible and desirable, we will seek to replace short-term financing with long-term financing. We may use the proceeds from any financings to refinance existing indebtedness, to finance resort projects or acquisitions or for general working capital or other purposes.
Our indebtedness may be recourse, non-recourse or cross-collateralized and may be fixed rate or variable rate. If the indebtedness is non-recourse, the obligation to repay such indebtedness will generally be limited to the particular resort or resorts pledged to secure such indebtedness. In addition, we may invest in resorts subject to existing loans secured by mortgages or similar liens on the resorts, or may refinance resorts acquired on a leveraged basis.
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto included in the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Net cash provided by operating activities	$25,735	$20,633
Net cash used in investing activities	(3,181)	(2,118)
Net cash provided by (used in) financing activities	78,090	(16,563)

Net Cash Provided by Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. For the three months ended March 31, 2017 and 2016, our net cash provided by operating activities totaled $25.7 million and $20.6 million, respectively. Net income of $27.6 million for the three months ended March 31, 2017 included significant non-cash expenses, including $12.4 million of depreciation and amortization, representing a decrease of $0.7 million compared to the three months ended March 31, 2016.
Activity for the three months ended March 31, 2017:

•
Net increase in interest expense of $0.3 million, primarily due to an increase in indebtedness outstanding during the period as a result of the issuance of an additional $50.0 million of our Senior Notes due 2020 on October 4, 2016

•	Transaction expenses of $6.0 million
Activity for the three months ended March 31, 2016:

•	Transaction expenses of $0.9 million
Net Cash Used in Investing Activities
For the three months ended March 31, 2017 and 2016, our net cash used in investing activities was $3.2 million and $2.1 million, respectively.
Activity for the three months ended March 31, 2017:

•	Capital expenditures of $3.2 million
Activity for the three months ended March 31, 2016:

•	Capital expenditures of $2.0 million

•	Purchase of intangibles of $0.1 million
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by us and a third party property management company. However, we have approval rights over capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other hotels in our markets. The following table summarizes our capital expenditures for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Maintenance Capital Expenditures(1)	3,175	2,010
Total Capital Expenditures	$3,175	$2,010

(1)
Our maintenance capital expenditures are cash expenditures made to extend the service life or increase capacity of our assets (including expenditures for the replacement, improvement or expansion of existing capital assets). These maintenance capital expenditures differ from ongoing repair and maintenance expense items which do not in our judgment extend the service life or increase the capacity of assets and are charged to expense as incurred. Typically, maintenance capital expenditures equate to roughly 3% to 4% of total net revenue.

Net Cash Provided by (Used in) Financing Activities
Our net cash provided by financing activities was $78.1 million for the three months ended March 31, 2017, compared to $16.6 million used in financing activities for the three months ended March 31, 2016.

Activity for the three months ended March 31, 2017:

•	Principal payments on our Term Loan of $0.9 million

•	Payments of our deferred consideration to the selling shareholder of Real Resorts (the "Real Shareholder") of $0.6 million

•	Recapitalization as part of the business combination of $79.7 million
Activity for the three months ended March 31, 2016:

•	Repayments of borrowings on our Revolving Credit Facility of $15.0 million

•	Principal payments on our Term Loan of $0.9 million

•	Payments of our deferred consideration to the Real Shareholder of $0.6 million
Dividends
We may only pay dividends to our shareholders if our shareholders’ equity exceeds the sum of the paid-up and called-up share capital plus the reserves as required to be maintained by Dutch law or by our articles of association.

Any amount remaining out of the profit is carried to reserve as our Board determines. After reservation by our Board of any profit, the profits which are not required to be maintained by Dutch law or by our articles of association may be declared by the shareholders, but only at the proposal of our Board. Our Board is permitted, subject to certain requirements, to declare interim dividends without the approval of the shareholders at a General Meeting. However, payments of dividends are restricted by the indenture governing our Senior Notes due 2020 and our Senior Secured Credit Facility. See “—Senior Secured Credit Facility.” No cash dividends were paid during the three months ended March 31, 2017. We do not plan on paying cash dividends on our ordinary shares in the foreseeable future.
Our Predecessor could not pay any dividends on its ordinary shares until any accumulated and unpaid dividends on its Preferred Shares had been paid in full, to the extent any of our Predecessor's Preferred Shares were outstanding. Our Predecessor's Preferred Shares accumulated dividends at a rate of 12% per annum (payable in Preferred Shares), compounded quarterly, on each January 15, April 15, July 15, and October 15. On March 11, 2017, all outstanding Preferred Shares of our Predecessor were repurchased and all such Preferred Shares have been canceled and no Preferred Shares remain outstanding.
Senior Secured Credit Facility
On August 9, 2013, we entered into our senior secured credit facility, which consisted of a term loan of $375.0 million, which was scheduled to mature on August 9, 2019, and our revolving credit facility of $50.0 million, which was scheduled to mature on August 9, 2018. On April 27, 2017, we amended and restated our existing Senior Secured Credit Facility, consisting of a new $530.0 million term loan priced at 99.75% of the principal amount which matures on April 27, 2024 and a revolving credit facility with a maximum aggregate borrowing capacity of $100.0 million which matures on April 27, 2022. The maturity date with respect to the Revolving Credit Facility and the Term Loan are subject to an earlier maturity date (the "Springing Maturity Date") if on the date that is 91 days prior to August 15, 2020 (the final maturity date of our Senior Notes due 2020), either the outstanding principal amount of the Senior Notes due 2020 is greater than or equal to $25.0 million or, if less than $25.0 million, we are unable to demonstrate that we have sufficient liquidity to repay such outstanding principal amount without causing our liquidity to be less than $50.0 million. The borrower under our Senior Secured Credit Facility is our wholly owned subsidiary Playa Resorts Holding B.V.
The proceeds received from the Term Loan were used to repay our existing term loan and $115.0 million of our Senior Notes due 2020. The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 will be accounted for as an extinguishment of debt and is estimated to result in a loss of $12.5 million. This refinancing lowers our annual weighted average cost of debt and saves the Company an estimated $2.0 million in annualized interest expense.

Revolving Credit Facility
Our Revolving Credit Facility, which permits us to borrow up to a maximum aggregate principal amount of $100.0 million, matures on April 27, 2022 (subject to the Springing Maturity Date) and bears interest at variable interest rates that are either based on London Interbank Offered Rates ("LIBOR") or based on a alternate base rate ("ABR Rate") derived from the greatest of the federal funds rate, prime rate, euro-currency and the initial term loan rate with varying spreads for each. We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum (depending on the level of our consolidated secured leverage ratio in effect from time to time) on the average daily undrawn balance.
Term Loan
We borrowed the full $530.0 million available under our Term Loan on April 27, 2017. We received net proceeds of approximately $33.3 million from our Term Loan after refinancing our existing senior secured credit facility and a portion of our Senior Notes due 2020, deducting a debt issuance discount of $1.3 million and unamortized debt issuance costs of $7.1 million. The unamortized debt issuance costs are accreted on an effective interest basis over the term of our Term Loan.
The Term Loan bears interest at a rate per annum equal to LIBOR plus 3.0% (where the applicable LIBOR rate has a 1.0% floor), and interest continues to be payable in cash in arrears on the last day of the applicable interest period (unless we elect to use the ABR rate).
Our Term Loan requires quarterly payments of principal equal to 0.25% of the $530.0 million original principal amount on the last business day of each March, June, September and December. The remaining unpaid amount of our Term Loan is due and payable at maturity on April 27, 2024 (subject to the Springing Maturity Date).
Senior Notes due 2020
On August 9, 2013, our wholly-owned subsidiary Playa Resorts Holding B.V. issued $300.0 million of our Senior Notes due 2020. Interest on our Senior Notes due 2020 is payable semi-annually in arrears on February 15 and August 15 of each year. We received net proceeds of approximately $290.1 million after deducting unamortized debt issuance costs of $9.9 million. The net proceeds were used in connection with the formation transactions of our Predecessor, to fund general working capital requirements and for general corporate purposes.
On February 14, 2014, we issued an additional $75.0 million of our Senior Notes due 2020. The additional Senior Notes due 2020 were priced at 105.5% of their principal amount, and we received net proceeds of approximately $79.1 million before deducting unamortized debt issuance costs of $2.3 million.
On May 11, 2015, we issued an additional $50.0 million of our Senior Notes due 2020. The additional Senior Notes due 2020 were priced at 103% of their principal amount and we received net proceeds of approximately $51.5 million before deducting unamortized debt issuance costs of $0.6 million. The net proceeds of the February 14, 2014 and May 11, 2015 issuances were primarily used in connection with the expansion, renovation, repositioning and rebranding of our Hyatt Ziva Cancún resort, and the remaining net proceeds were used for general corporate purposes, including fees and expenses.

On October 4, 2016, we issued an additional $50.0 million of the Senior Notes due 2020. The additional Senior Notes due 2020 were priced at 101% of their principal amount and we received net proceeds of approximately $50.5 million before deducting unamortized debt issuance costs of less than $0.1 million. The net proceeds of the October 4, 2016 issuance were used to purchase 4,227,100 of our Predecessor's outstanding Preferred Shares at a purchase price of $8.40 per share for $35.5 million in face value and we paid $14.5 million of associated PIK dividends. Our Predecessor's Preferred Shares were extinguished as part of the reverse merger in the Business Combination.

On April 27, 2017, we redeemed $115.0 million in aggregate principal amount of our Senior Notes due 2020 with a portion of the proceeds from the Senior Secured Credit Facility. Our Senior Notes due 2020 were redeemed at 106% of the principal amount. Following the redemption, $360.0 million in aggregate principal amount of our Senior Notes due 2020 remained outstanding.
Our Senior Notes due 2020 mature on August 15, 2020 and bear interest at 8.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year. As of March 31, 2017, the aggregate outstanding principal amount of our Senior Notes due 2020 was $475.0 million.

At any time, we may redeem some or all of our Senior Notes due 2020 at the applicable redemption rate set forth below plus accrued and unpaid interest (if any):

Year of Redemption	Redemption Rate %
2016	106%
2017	104%
2018	102%
2019 and thereafter	100%

Our Senior Notes due 2020 are senior unsecured obligations of our wholly-owned subsidiary Playa Resorts Holding B.V. and rank equally with all other senior unsecured indebtedness of Playa Resorts Holding B.V. Our Senior Notes due 2020 are subordinated to any existing and future secured debt of Playa Resorts Holding B.V. to the extent of the value of the assets securing such debt, including our Senior Secured Credit Facility. We were in compliance with all applicable covenants under the indenture governing our Senior Notes due 2020 as of March 31, 2017.

Business Combination

At the Closing Time, we consummated the Business Combination resulting in Playa Hotels & Resorts N.V. having 103,464,186 shares outstanding with a par value of €0.10 per share. As a result, we received an additional $79.7 million in cash and all outstanding preferred shares of our Predecessor were purchased as well as all associated paid-in-kind dividends ($353.9 million in total), which were subsequently extinguished as part of the reverse merger in the Business Combination. The additional capital will be used for general corporate purposes.
Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of March 31, 2017:

	Interest Rate	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
	(%)	($ in thousands)
Revolving Credit Facility (2)	4.91% - 5.26%	$191	$146	$—	$—	$337
Term Loan (3)	4.00% - 5.12%	14,259	389,323	—	—	403,582
Senior Notes due 2020(4)	8.00%	19,000	76,000	513,000	—	608,000
Deferred consideration (5)	4.63% - 5.00%	1,221	—	—	—	1,221
Operating lease obligations		740	1,686	1,407	721	4,554
Total Contractual Obligations(6)		$35,411	$467,155	$514,407	$721	$1,017,694
________

(1)	The period less than 1 year represents the remaining obligations in 2017.

(2)
The interest rate on our Revolving Credit Facility is LIBOR plus 375 basis points with no LIBOR floor. LIBOR was calculated using the average forecasted one-month forward-looking LIBOR curve for each respective period.

(3)
The interest rate on our Term Loan is LIBOR plus 300 basis points with a 1% LIBOR floor. LIBOR was calculated using the average forecasted three-month forward-looking LIBOR curve for each respective period.

(4)	Includes $115.0 million of Senior Notes due 2020 that were redeemed on April 27, 2017.

(5)	Playa H&R Holdings B.V., a subsidiary of ours, agreed to make payments of $1.1 million per quarter to the Real Shareholder through the quarter ending September 30, 2017.

(6)
Total Contractual Obligations excludes the refinancing of our Senior Secured Credit Facility and the redemption of $115.0 million of our Senior Secured Notes due 2020 as such refinancing and redemption occurred subsequent to March 31, 2017. See Note 17 in the Condensed Consolidated Financial Statements for more information.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three months ended March 31, 2017 and 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2016 Consolidated Financial Statements included within Form 8-K filed with the SEC on March 14, 2017. Since the date of our 2016 Consolidated Financial Statements included within Form 8-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, insurance recoverable, trade and other payables, accounts payable to related parties, deferred consideration and debt. See Note 7, “Fair Value of Financial Instruments,” to our Condensed Consolidated Financial Statements for more information.
Related Party Transactions
See Note 9, “Related Party Transactions,” to our Condensed Consolidated Financial Statements for information on these transactions.
Recent Accounting Pronouncements
See the recent accounting pronouncements in the “Impact of recently issued accounting standards” section of Note 2 to our Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We may use derivative financial instruments to manage exposure to this risk. We currently do not have any interest rate swaps or similar derivative instruments. As of March 31, 2017, approximately 43% of our outstanding indebtedness bore interest at floating rates and approximately 57% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $3.6 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.0 million. If market rates of interest on our floating rate debt were to decrease, our interest expense on floating rate debt would remain unchanged as our Term Loan contains a LIBOR floor of 1.00%.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2017 approximately 3% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations and Comprehensive Income are affected by movements in exchange rates.
Approximately 65.6% of our operating expenses for the three months ended March 31, 2017 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations and Comprehensive Income are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2017 would have impacted our net income before tax by approximately $2.4 million. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2017 would have impacted our net income before tax by approximately $0.9 million. The effect of an immediate 5% adverse change in foreign exchange rates on

Jamaican Dollar-denominated expenses at March 31, 2017 would have impacted our net income before tax by approximately $0.6 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk, and we do not plan to enter into any such instruments in the future.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures.    We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 as a result of the material weaknesses described below.

Changes in Internal Control Over Financial Reporting.    There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2017, we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements for the years ended December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, has communicated, material weaknesses in our internal control over financial reporting as of December 31, 2016. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
We have the following two material weaknesses in our internal control over financial reporting as of December 31, 2016, which have not been remediated:

•
We have not formalized our accounting policies and procedures or the associated internal controls (including the monitoring of such internal controls) to ensure accurate and consistent financial reporting in accordance with accounting principles generally accepted in the United States of America.

•
Our information technology controls, including system access, change management, segregation of duties, backups and disaster recovery plans, are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use, alteration or destruction.

 These material weaknesses increase the risk of a material misstatement in our financial statements.

As of March 31, 2017, we have continued to take steps to remediate these identified material weaknesses. We are in the process of implementing improved processes and controls, such as a new accounting system to limit the use of manual processes and formalizing policies and procedures related to our finance and accounting and information technology. Additionally, we are working with third-party advisors to implement a monitoring environment to test the implementation of our new controls. Effectiveness will need to be successfully tested over several quarters before we can conclude that the material weaknesses have been remediated. There can be no assurance that we will be successful in making these improvements in a timely manner, or at all, and in remediating our current material weaknesses, and we may not prevent future material weaknesses from occurring.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties.
Item 1A. Risk Factors.

At March 31, 2017, there have been no material changes from the risk factors previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 14, 2017, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On December 13, 2016, in connection with the business combination between the Company, Playa Hotels & Resorts B.V. (our "Predecessor") and Pace Holdings Corp. ("Pace") (the "Business Combination"), Pace entered into subscription agreements with certain investors, including certain members of Pace management and affiliates, pursuant to which such investors agreed to subscribe for and purchase, and Pace agreed to issue and sell to such investors, newly issued shares of Pace (the “Pace Private Placement”). On March 10, 2017, upon the consummation of the business combination between Pace and us, as consideration to shareholders of Pace in the Business Combination, each share of Pace purchased in the Pace Private Placement was exchanged for an equivalent number of our ordinary shares, par value €0.10 per share (our "Ordinary Shares"). We issued a total of 5,064,654 Ordinary Shares to investors in the Pace Private Placement, which Ordinary Shares were not registered under the Securities Act at the time of issue in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated thereunder. The resale of the Ordinary Shares issued in the Pace Private Placement was subsequently registered with the Securities and Exchange Commission ("SEC") pursuant to a Registration Statement on Form S-1 filed with the SEC on May 1, 2017.
On March 10, 2017, as consideration paid to TPG Pace Sponsor, LLC, a Cayman Islands limited liability company and the sponsor of Pace (formerly, TPACE Sponsor Corp., a Cayman Islands exempted company) (“Pace Sponsor”), in connection with the business combination of Pace with us, we issued to Pace Sponsor the following securities: (i) 2,000,000 warrants to acquire our Ordinary Shares in the event that the price per Ordinary Share underlying the warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days after the closing date of the business combination but within five years after the closing date of the business combination (“Earnout Warrants”), and (ii) 14,666,667 warrants to acquire one-third of one Ordinary Share, at the price of one-third of $11.50 per share, subject to certain adjustments described in the Warrant Agreement between Computershare Trust Company N.A., Computershare, Inc. and us (“Founder Warrants”).
On March 11, 2017, as consideration paid to the holders of our Predecessor ordinary shares (the “Playa Common Shareholders”) in connection with the merger of our Predecessor into us, we issued the following securities to the Playa Common Shareholders: (i) 50,481,822 shares of our Ordinary Shares; (ii) 7,333,333 Founder Warrants; and (iii) 1,000,000 Earnout Warrants. Each Playa Shareholder received its pro rata portion of the number of Founder Warrants issued to the Playa Common Shareholders and its pro rata portion of the Earnout Warrants issued to the Playa Common Shareholders.
The Earnout Warrants and the Founder Warrants were not registered under the Securities Act at the time of issue in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
On March 10, 2017, Pace entered into certain securities purchase agreements (the “Securities Purchase Agreements”) with the holders of our Predecessor's preferred shares (the “Playa Preferred Shareholders”) to acquire all of the preferred shares, par value $0.01 per share, of our Predecessor (the “Playa Preferred Shares”). The Company, as Pace’s successor in interest under the Securities Purchase Agreements with the Playa Preferred Shareholders following the consummation of the business combination between Pace and us, acquired all of the Playa Preferred Shares from the Playa Preferred Shareholders at a price of $8.40 for each outstanding Playa Preferred Share (plus any accrued and unpaid dividends thereon through March 10, 2017), for an aggregate consideration value of approximately $353.8 million (which includes accrued but unpaid dividends on the Playa Preferred Shares through December 31, 2016, plus any additional accrued but unpaid dividends thereon after December 31, 2016 through the closing of the Business Combination). The Playa Preferred Shares were unregistered securities, which were purchased by us in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Playa Preferred Shares were extinguished after our purchase of such securities.
On March 11, 2017, after the merger of Playa into us, we issued 82,751 Ordinary Shares to Playa employees, their family members and persons with business relationships with Playa (the “Playa Employee Offering”) for an aggregate purchase price of $798,547.15. The sale of Ordinary Shares in the Playa Employee Offering was made in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving a public offering. The resale of the Ordinary Shares issued in the Playa Employee Offering was subsequently registered with the SEC pursuant to a Registration Statement on Form S-1 filed with the SEC on May 1, 2017.
Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.
Item 5.    Other Information.

None.

Item 6.    Exhibits.
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description

2.1
Transaction Agreement, dated as of December 13, 2016, by and among Pace Holdings Corp., Playa Hotels & Resorts B.V., Porto Holdco B.V. and New PACE Holdings Corp. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

2.2
Amendment No. 1 to Transaction Agreement, dated as of February 6, 2017, by and among Playa Hotels & Resorts B.V., Pace Holdings Corp., Porto Holdco B.V. and New PACE Holdings Corp. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

3.1	Articles of Association of Playa Hotels & Resorts N.V.

3.2	Board Rules for Playa Hotels & Resorts N.V.

4.1
Indenture, dated as of August 9, 2013, by and among Playa Resorts Holding B.V., the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

4.2
Supplemental Indenture, dated as of August 13, 2013, by and among Playa Resorts Holding B.V., the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

4.3
Second Supplemental Indenture, dated as of February 26, 2014, by and among Playa Resorts Holding B.V., the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

4.4
Third Supplemental Indenture, dated as of May 11, 2015, by and among Playa Resorts Holding B.V., the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

4.5
Fourth Supplemental Indenture, dated as of October 4, 2016, by and among Playa Resorts Holding B.V., the Guarantors listed therein and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

4.6
Fifth Supplemental Indenture, dated as of December 21, 2016, by and among Playa Resorts Holding B.V, the Guarantors listed therein and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

4.7
Sixth Supplemental Indenture, dated April 28, 2017, by and among Playa Resorts Holding B.V., the Guarantors listed therein and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 filed by the Registrant on May 1, 2017)

10.1	Shareholder Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.2
Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.3
Investor Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.4
PHC Investor Subscription Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.5
Form of Playa Investor Subscription Agreements, dated as of March 11, 2017, by and between the Company and each Playa Investor party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.6
Parent Sponsor Letter Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.7	Waiver Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.8	Parent Merger Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.9	Company Merger Proposal (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.10
Company Earnout Warrant Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.11
Sponsor Earnout Warrant Agreement, dated as of March 10, 2017, by and between the Company and TPG Pace Sponsor, LLC (formerly, TPACE Sponsor Corp.) (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.12
Warrant Agreement, dated as of March 10, 2017, by and among the Company, Computershare, Inc. and Computershare Trust Company N.A. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.13
Holdco Founder Warrants Agreement, dated as of March 10, 2017, by and between the Company and TPG Pace Sponsor, LLC (formerly, TPACE Sponsor Corp.) (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.14
Form of Holdco Founder Warrants Agreement, dated as of March 11, 2017, by and between the Company and each of the former shareholders of Playa Hotels & Resorts B.V. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.19
Restatement Agreement, dated as of April 27, 2017, by and among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., the Guarantors party thereto, Deutsche Bank AG New York Branch and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 28, 2017)

10.20
Strategic Alliance Agreement, dated as of December 14, 2016, by and between Hyatt Franchising Latin America, L.L.C. and Playa Hotels & Resorts B.V. (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.21
Executive Employment Agreement, dated as of August 31, 2016, by and among Playa Resorts Management, LLC, Playa Hotel & Resorts, B.V. and Bruce D. Wardinski (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.22
Executive Employment Agreement, dated as of September 21, 2016, by and between Playa Resorts Management, LLC and Larry K. Harvey (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.23
Executive Employment Agreement, dated as of September 15, 2016, by and between Playa Management USA, LLC and Kevin Froemming (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.24
Executive Employment Agreement, dated as of September 15, 2016, by and between Playa Management USA, LLC and Alexander Stadlin (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed by Playa Hotels & Resorts N.V. with the Securities and Exchange Commission on March 14, 2017)

10.25	Form of Restricted Shares Agreement

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 8, 2017	By:	/s/ Bruce Wardinski
Bruce Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 8, 2017	By:	/s/ Larry Harvey
Larry Harvey
(Principal Financial Officer and Principal Accounting Officer)