Form 10-Q
period 2017-06-30
Playa Hotels & Resorts N.V.
filed 2017-08-04
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 110,305,064 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

Playa Hotels & Resorts N.V. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016.	4
	Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Income for the three and six months ended June 30, 2017 and 2016.	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016.	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	50
Item 6.	Exhibits	51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$195,349	$33,512
Restricted cash	10,273	9,651
Trade and other receivables, net	43,175	48,881
Accounts receivable from related parties	1,522	2,532
Inventories	11,266	10,451
Prepayments and other assets	27,569	28,633
Property, plant and equipment, net	1,387,426	1,400,317
Investments	1,174	1,389
Goodwill	51,731	51,731
Other intangible assets	1,683	1,975
Deferred tax assets	1,818	1,818
Total assets	$1,732,986	$1,590,890
LIABILITIES, CUMULATIVE REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Trade and other payables	$138,446	$145,042
Accounts payable to related parties	3,368	8,184
Income tax payable	10,656	5,128
Debt	878,512	780,725
Debt to related party	—	47,592
Deferred consideration	1,120	1,836
Other liabilities	9,813	8,997
Deferred tax liabilities	76,832	76,832
Total liabilities	1,118,747	1,074,336
Commitments and contingencies
Cumulative redeemable preferred shares (par value $0.01; 0 and 28,510,994 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $345,951 as of June 30, 2017 and December 31, 2016, respectively)	—	345,951
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 110,109,076 and 50,481,822 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	11,780	5,386
Paid-in capital	770,412	349,358
Accumulated other comprehensive loss	(3,761)	(3,719)
Accumulated deficit	(164,192)	(180,422)
Total shareholders' equity	614,239	170,603
Total liabilities, cumulative redeemable preferred shares and shareholders' equity	$1,732,986	$1,590,890

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations and Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Package	$118,453	$106,554	$271,409	$249,010
Non-package	22,145	20,746	43,256	38,246
Total revenue	140,598	127,300	314,665	287,256
Direct and selling, general and administrative expenses:
Direct	79,376	73,546	156,482	146,044
Selling, general and administrative	25,041	22,217	53,705	44,203
Depreciation and amortization	13,875	12,653	26,285	25,787
Insurance proceeds	—	—	—	(130)
Direct and selling, general and administrative expenses	118,292	108,416	236,472	215,904
Operating income	22,306	18,884	78,193	71,352
Interest expense	(14,073)	(13,458)	(28,088)	(27,201)
Loss on extinguishment of debt	(12,526)	—	(12,526)	—
Other income (expense), net	54	(1,907)	(591)	(2,189)
Net (loss) income before tax	(4,239)	3,519	36,988	41,962
Income tax (provision) benefit	(6,291)	6,335	(19,879)	4,429
Net (loss) income	(10,530)	9,854	17,109	46,391
Other comprehensive income (loss), net of taxes:
Benefit obligation gain (loss)	29	(49)	(42)	9
Other comprehensive income (loss)	29	(49)	(42)	9
Total comprehensive (loss) income	$(10,501)	$9,805	$17,067	$46,400
Dividends of cumulative redeemable preferred shares	—	(11,011)	(7,922)	(21,695)
Non-cash dividend to warrant holders	(879)	—	(879)	—
Net (loss) income available to ordinary shareholders	$(11,409)	$(1,157)	$8,308	$24,696
(Losses) earnings per share - Basic	$(0.11)	$(0.02)	$0.08	$0.26
(Losses) earnings per share - Diluted	$(0.11)	$(0.02)	$0.08	$0.26
Weighted average number of shares outstanding during the period - Basic	104,064,220	50,481,822	83,275,443	50,481,822
Weighted average number of shares outstanding during the period - Diluted	104,064,220	50,481,822	83,289,884	50,481,822

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders'
Equity and Accumulated Other Comprehensive Loss for the six months ended June 30, 2016 and 2017
($ in thousands, except share data)
(unaudited)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	32,738,094	$352,275	60,249,330	$656	5,373,884	$(23,108)	$420,872	$(4,067)	$(200,638)	$193,715
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2015	32,738,094	$352,275	50,481,822	$5,386	—	$—	$393,034	$(4,067)	$(200,638)	$193,715
Net income for the period									46,391	46,391
Benefit obligation gain, net of tax								9		9
Dividends of cumulative redeemable preferred shares		21,695					(21,695)			(21,695)
Balance at June 30, 2016	32,738,094	$373,970	50,481,822	$5,386	—	$—	$371,339	$(4,058)	$(154,247)	$218,420

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	28,510,994	$345,951	60,249,330	$656	5,373,884	$(23,108)	$377,196	$(3,719)	$(180,422)	$170,603
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net income for the period									17,109	17,109
Benefit obligation loss, net of tax								(42)		(42)
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends on cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Issuance of ordinary shares in exchange for warrants			6,593,321	736			143		(879)	—
Share-based compensation			51,569	5			955			960
Balance at June 30, 2017	—	$—	110,109,076	$11,780	—	$—	$770,412	$(3,761)	$(164,192)	$614,239
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17,109	$46,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,285	25,787
Amortization of debt discount, premium and issuance costs	1,388	1,592
Share-based compensation	960	—
Loss on extinguishment of debt	12,526	—
Gain on insurance recoverables	—	(130)
Other	(369)	55
Changes in assets and liabilities:
Trade and other receivables, net	4,810	6,753
Accounts receivable from related parties	(346)	275
Inventories	(853)	(151)
Prepayments and other assets	(28,763)	(8,946)
Trade and other payables	13,046	(17,419)
Accounts payable to related parties	(1,562)	1,041
Income tax payable	14,853	(4,437)
Deferred consideration	649	209
Other liabilities	364	(107)
Net cash provided by operating activities	60,097	50,913
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,673)	(5,843)
Purchase of intangibles	(179)	(190)
Proceeds from disposal of property, plant and equipment	18	—
Insurance proceeds	—	206
Net cash used in investing activities	(12,834)	(5,827)
FINANCING ACTIVITIES:
Proceeds from debt issuance, net of $1.3 million discount	528,675	—
Issuance costs of debt	(7,984)	—
Repayment of deferred consideration	(1,365)	(1,263)
Repayment of Term Loan	(362,813)	(1,875)
Repayment of Senior Notes due 2020	(121,597)	—
Recapitalization transaction	79,658	—
Repayments of borrowings on revolving credit facility	—	(25,000)
Net cash provided by (used in) financing activities	114,574	(28,138)
INCREASE IN CASH AND CASH EQUIVALENTS	161,837	16,948
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$33,512	$35,460
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$195,349	$52,408
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$27,602	$25,358
Cash paid for income taxes	$12,347	$10,079
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$277	$64
Non-cash PIK Dividends	$7,922	$21,695

Purchase of cumulative redeemable preferred shares	$(239,492)	$—
Settlement of accrued dividends of cumulative redeemable preferred shares	$(114,381)	$—
Par value of ordinary shares issued in exchange for warrants	$736	$—
Non-cash dividend to warrant holders	$879	$—
Par value of vested restricted share awards	$5	$—

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
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2016, included in our Form 8-K filed on March 14, 2017.
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2017. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Share-based compensation
The Company has adopted an equity incentive plan that provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. For awards with market conditions, the conditions are incorporated into the fair value measurement and the compensation expense is not adjusted if the conditions are not met. For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria. The determination of fair value of the market based awards on the date of grant is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether these awards will achieve performance thresholds. The effects of forfeitures are recognized in compensation expense when they occur.
Future Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to apply to annual reporting periods beginning after December 15, 2017, but the early adoption of this ASU is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. Based on our preliminary assessment of our revenue streams under the new standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures. The performance obligations related to our package and non-package revenue streams are generally fully satisfied at the point that revenue is recognized. We currently expect to adopt ASU 2014-09 utilizing the modified retrospective transition method on January 1, 2018, noting that the cumulative adjustment applied in the year of adoption is expected to be immaterial.
Adopted accounting standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement. We adopted this standard in the second quarter of 2017 in connection with our initial grant of restricted share awards. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of income as a component of the provision for income taxes. We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures.
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

Note 4. Property, plant and equipment
The balance of property, plant and equipment is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Land, buildings and improvements	$1,421,132	$1,421,371
Fixtures and machinery	62,363	60,294
Furniture and other fixed assets	162,828	163,753
Construction in progress	13,010	3,866
Total property, plant and equipment, gross	1,659,333	1,649,284
Accumulated depreciation	(271,907)	(248,967)
Total property, plant and equipment, net	$1,387,426	$1,400,317
Depreciation expense for property, plant and equipment was $25.8 million and $25.3 million for the six months ended June 30, 2017 and 2016, respectively. Depreciation expense for property, plant and equipment was $13.6 million and $12.4 million for the three months ended June 30, 2017 and 2016, respectively.
For the six months ended June 30, 2017 and 2016, no interest expense was capitalized on qualifying assets. For the three months ended June 30, 2017 and 2016, no interest expense was capitalized on qualifying assets.
Note 5. Fair value of financial instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, insurance recoverable, trade and other payables, accounts payable to related parties, deferred consideration and debt. We believe the carrying value of these assets and liabilities, excluding deferred consideration and debt, approximate their fair values at June 30, 2017 and December 31, 2016.
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
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Deferred Consideration	$1,120	$—	$—	$1,120

	December 31, 2016	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Deferred Consideration	$1,836	$—	$—	$1,836

The following table presents a reconciliation from the opening balances to the closing balances for our Level 3 fair valued instruments as of June 30, 2017 and December 31, 2016 ($ in thousands):

Deferred Consideration
Balance as of December 31, 2015	$4,145
Total losses included in earnings (or change in net assets) (1)	160
Settlements	(625)
Balance as of March 31, 2016	3,680
Total losses included in earnings (or change in net assets) (1)	49
Settlements	(638)
Balance as of June 30, 2016	3,091
Total losses included in earnings (or change in net assets) (1)	28
Settlements	(628)
Balance as of September 30, 2016	2,491
Total gains included in earnings (or change in net assets) (1)	(36)
Settlements	(619)
Balance as of December 31, 2016	1,836
Total gains included in earnings (or change in net assets) (1)	(26)
Settlements	(630)
Balance as of March 31, 2017	1,180
Total losses included in earnings (or change in net assets) (1)	675
Settlements	(735)
Balance as of June 30, 2017	$1,120
________
(1) All losses and gains (other than changes in net assets) are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2017 and December 31, 2016 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2017	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$520,930	$—	$—	$537,879	$537,879
Revolving Credit Facility(1)	—	—	—	—	—
Senior Notes due 2020	357,582	—	388,700	—	388,700
Total	$878,512	$—	$388,700	$537,879	$926,579

	Carrying Value	Fair Value
	As of December 31, 2016	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$356,937	$—	$—	$363,060	$363,060
Revolving Credit Facility(1)	—	—	—	—	—
Senior Notes due 2020	471,380	—	513,405	—	513,405
Total	$828,317	$—	$513,405	$363,060	$876,465
________
(1) We estimate that the carrying value of our revolving credit facility (the "Revolving Credit Facility") is the fair value as of June 30, 2017 and December 31, 2016. The valuation technique and significant unobservable inputs are consistent with our term loan (the "Term Loan"), but the valuation using the discounted cash flow technique approximates the carrying value as the expected term is significantly shorter in duration. We typically use our Revolving Credit Facility solely for short term liquidity.
The following table displays valuation techniques and the significant unobservable inputs for our Level 3 assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016 ($ in thousands):

		Fair Value Measurements as of June 30, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Input
Deferred Consideration	$1,120	Discounted Cash Flow	Discount Rate	4.29%
			Forward Rate	4.67%	-	5.00%
			Expected Term	1 month
Term Loan	$537,879	Discounted Cash Flow	Discount Rate	3.00%
			Forward Rate	4.29%	-	5.37%
			Expected Term	82 months

		Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Input
Deferred Consideration	$1,836	Discounted Cash Flow	Discount Rate	4.00%
			Forward Rate	4.63%	-	5.00%
			Expected Term	7 months
Term Loan	$363,060	Discounted Cash Flow	Discount Rate	3.00%
			Forward Rate	4.00%	-	5.33%
			Expected Term	32 months
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

Note 6. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the three months ended June 30, 2017, our income tax provision was $6.3 million, compared to a $6.3 million tax benefit for the prior year period. The increased income tax provision was driven primarily by an increase in the discrete expense associated with foreign exchange rate fluctuations, the tax impact on increased pre-tax book income in our tax paying entities and a decrease in tax benefit associated with future tax liabilities of some of our Mexican entities.
For the six months ended June 30, 2017, our income tax provision was $19.9 million, compared to a $4.4 million tax benefit for the prior period. The increased income tax provision was driven primarily by an increase in the discrete expense associated with foreign exchange rate fluctuations, the tax impact on increased pre-tax book income in our tax paying entities and a decrease in the tax benefit associated with future tax liabilities of some of our Mexican entities.
Dominican Republic

Taxes in the Dominican Republic are determined based upon Advance Pricing Agreements (“APA”) with The Ministry of Finance of the Dominican Republic (“The Ministry of Finance”). Historically, based upon our APAs all three of our Dominican entities were subject to the greater of an asset tax or gross receipts tax; thus, such entities have not been subject to income tax accounting under U.S. GAAP. To date, the tax authorities in the Dominican Republic finalized the Memoranda of Understanding (“MOU”) with the Association of Hotels and Tourism of the Dominican Republic, which the Company is party to, and which provides a framework for the negotiation of the new Company APAs. However the Company’s APAs for 2016 and subsequent years have not been finalized with The Ministry of Finance. As such, the Company maintains its position from the December 31, 2016 income tax provision, which contemplates the existing Dominican statutory law without consideration of an MOU and associated APA. Accordingly, the
Dominican branch of Playa Cana B.V., incorporated in the Dominican Republic, is treated as an income taxpayer, and our other two Dominican-incorporated entities, Inversiones Vilazul, S.A.S and the Dominican branch of Playa Romana Mar B.V., are treated as asset taxpayers. Should the APA result in the Dominican branch of Playa Cana B.V. being an asset tax payer for the foreseeable future, the Company would reverse the deferred tax expense recorded to date. Should the APA require our other two Dominican entities to be subject to income tax, the Company would need to establish income tax balances for both current and deferred tax expense.
Note 7. Related party transactions
The following summarizes transactions and arrangements that we have entered into with related parties. The details of the balances between us and related parties as of June 30, 2017 and December 31, 2016 are as follows ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Accounts receivable	$1,522	$2,532
Accounts payable	$3,368	$8,184
Deferred consideration(1)	$—	$1,836
Term Loan(2)	$—	$47,592
Preferred Shares Non-cash PIK Dividends(3)	$—	$106,459
________

(1)
Playa H&R Holdings B.V., our wholly owned subsidiary, agreed to make payments of $1.1 million per quarter to the selling shareholder of Real Resorts (the “Real Shareholder”) through the quarter ending September 30, 2017. The Real Shareholder is no longer considered a related party and deferred consideration is not considered a related party balance as of June 30, 2017.

(2)
The Real Shareholder was one of the lenders under our Term Loan as of December 31, 2016. The Real Shareholder's portion of the original Term Loan was $50.0 million. The balance is net of the discount on the Term Loan and associated deferred financing costs.

(3)
No Non-cash PIK Dividends had been issued or declared with respect to the Preferred Shares. The total accumulated amounts of Non-cash PIK Dividends payable to the Real Shareholder were $0.0 million and $19.4 million as of June 30, 2017 and December 31, 2016, respectively. The total accumulated amounts of Non-cash PIK Dividends payable to HI Holdings Playa B.V., an affiliate of Hyatt Hotels Corporation ("HI Holdings Playa"), were $0.0 million and $87.1 million as of June 30, 2017 and December 31, 2016, respectively.

Relationship with Hyatt
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by HI Holdings Playa were purchased at a purchase price of $8.40 per share for $196.0 million in face value and $93.6 million of associated PIK dividends.

Relationship with Real Shareholder
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by the Real Shareholder were purchased at a purchase price of $8.40 per share for $43.5 million in face value and $20.8 million of associated PIK dividends. The Real Shareholder's portion of the original Term Loan was settled in connection with the refinancing of our Senior Secured Credit Facility (See Note 14). The Real Shareholder is no longer considered a related party and deferred consideration is not considered a related party balance as of June 30, 2017.
Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2017 and 2016 were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividends on the Preferred Shares (1)	$—	$11,011	$7,922	$21,695
Deferred consideration accretion (2)	—	48	36	95
Interest expense on related party debt (2)	—	493	372	987
Franchise fees (3)	3,409	4,082	7,774	7,931
Lease payments (3)	269	337	578	651
Total transactions with related parties	$3,678	$15,971	$16,682	$31,359
________

(1)	Included in accretion and dividends of Preferred Shares in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)	Included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)	Included in direct expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Franchise fees relate to resorts currently operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands (the "Hyatt All-Inclusive Resort Brands".)
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $0.6 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Lease payments related to this space were $0.3 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.
One of our offices in Cancún, Mexico is owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million for the three and six months ended June 30, 2017 and 2016.
Note 8. Commitments and contingencies
Litigation, claims and assessments
We are subject, currently and from time to time, to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. We recognize a liability associated with commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these current matters cannot be determined at this point, based on information currently available, we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our Condensed Consolidated Financial Statements.
The Dutch corporate income tax act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. Our Dutch companies file as a fiscal unity, with the exception of Playa Romana B.V., Playa Romana Mar B.V. and Playa Hotels & Resorts N.V. Playa Resorts Holding B.V. is the head of our Dutch fiscal unity and is jointly and severally liable for the tax liabilities of the fiscal unity as a whole.

The Mexican tax authorities have issued an assessment to one of our Mexican subsidiaries. In February 2014, we filed an appeal before the tax authorities, which was denied on May 26, 2014. On June 11, 2014, we arranged for the posting of a tax surety bond issued by a surety company, which guarantees the payment of the claimed taxes and other charges (and suspends collection of such amounts by the tax authorities) while our further appeal to the tax court is resolved. To secure reimbursement of any amounts that may be paid by the surety company to the tax authorities in connection with the surety bond, we provided cash collateral to the surety company valued at approximately $4.6 million as of June 30, 2017. On August 15, 2014, we filed an appeal of the assessment with the tax court. In August 2016, we received notice of a favorable resolution from the tax court, which was appealed by both, the Mexican tax authorities and our local subsidiary, which would only be analyzed if the appeal by the tax authorities succeeds. The total assessment from the Mexican tax authorities was valued at $10.2 million as of June 30, 2017.
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and are currently waiting for their final determination. We have an estimated amount of $1.5 million as a tax contingency at June 30, 2017 that is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $1.0 million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively), in each case using a 20% straight-line depreciation per annum.
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
Rental expense under non-cancelable operating leases, including contingent leases, consisted of $1.0 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. Rental expense under non-cancelable operating leases, including contingent leases, consisted of $0.5 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.
Note 9. Ordinary shares
As of January 1, 2016, the number of ordinary shares presented as outstanding totaled 50,481,822, consisting of the number of ordinary shares issued to Predecessor shareholders after the retroactive application of the recapitalization. On March 12, 2017, 52,982,364 ordinary shares were issued as part of a recapitalization completed in the Business Combination (See Note 3).
As of June 30, 2017, our ordinary share capital consisted of 110,109,076 ordinary shares outstanding, which have a par value of €0.10 per share.
Note 10. Warrants
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

All warrants issued as part of the Business Combination are classified as paid-in capital and were considered part of a value for value exchange. There was no fair value adjustment to accumulated deficit and no earnings per share impact.

Warrant Exchange:
On May 22, 2017, we commenced an offer to exchange 0.1 ordinary shares for each outstanding Public Warrant and Founder Warrant, up to a maximum of 67,000,000 warrants (the "Warrant Exchange"). On June 23, 2017, a total of 65,933,459 warrants were tendered in the Warrant Exchange resulting in the issuance of 6,593,321 ordinary shares and the cash settlement of fractional shares. We concluded that the exchange of the Founder Warrants was a value for value exchange, but the fair value of the Public Warrants exchanged was less than the fair value of ordinary shares issued. We recorded a $0.9 million non-cash dividend based on the difference in fair value. After the completion of the Warrant Exchange, 1,066,541 Public Warrants remained outstanding, which were exchanged for 95,988 ordinary shares on July 17, 2017 at an exchange of 0.09 ordinary shares per Public Warrant pursuant to a mandatory exchange provision added to the terms of the Public Warrants and Founder Warrants in connection with the Warrant Exchange. There were no cash proceeds to the Company from the exchange transaction.
As of June 30, 2017, there were 1,066,541 Public Warrants and no Founder Warrants outstanding.
Note 11. Share-Based Compensation

The Company adopted the 2017 Omnibus Incentive Plan (the "2017 Plan"), to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. As of June 30, 2017, there were 2,150,212 shares available for future grants under the 2017 Plan.

Restricted Share Awards

Restricted share awards are granted to eligible employees, executives, and board members. Restricted shares are ordinary shares that are subject to restrictions and to a risk of forefeiture.

On May 16, 2017, the Compensation Committee of the Board approved the issuance of 994,115 restricted share awards to employees and executives of the Company. Each award granted vests over a five year period with 25% of the underlying award vesting on the third anniversary of the grant date of the award, 25% vesting on the fourth anniversary of the grant date of the award and 50% vesting on the fifth anniversary of the grant date of the award.

On May 26, 2017, the Compensation Committee of the Board approved the issuance of 410,096 restricted share awards to employees and executives of the Company and 51,569 restricted share awards to directors of the Company for their services as directors. Each award granted to employees and executives vests pro rata over a three year period. Each award granted to a director was fully vested on the date of grant.

The vesting of restricted share awards is subject to the holder's continued employment through the applicable vesting date. Unvested awards will be forfeited if the employee's or the executive's employment terminates during the vesting period, provided that unvested awards will accelerate upon certain terminations of employment, as set forth in the applicable award agreements. The holders of these awards have the right to vote the restricted shares and receive all dividends declared and paid on such shares, provided that dividends paid on unvested restricted shares will be subject to the same conditions and restrictions applicable to the underlying restricted shares.

Compensation expense is measured for the restricted share awards based upon the fair market value of our ordinary shares at the date of grant and compensation expense is recognized on a straight-line basis over the vesting period.

A summary of our restricted share awards from January 1, 2017 to June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2017	—	$—
Granted	1,455,780	10.19
Vested	(51,569)	10.18
Forfeited	(3,825)	10.20
Unvested balance at June 30, 2017	1,400,386	$10.19

The total fair value of vested restricted share awards during the three and six months ended June 30, 2017 was $0.5 million. As of June 30, 2017, the unrecognized compensation cost related to restricted share awards was $13.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 4.3 years. Compensation expense related to the restricted share awards was $0.9 million for the three and six months ended June 30, 2017 and is recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Performance Share Awards

Performance share awards consist of a grant of ordinary shares that may become earned and vested based on the achievement of performance targets adopted by our Compensation Committee.

On May 26, 2017, the Compensation Committee of the Board approved a target award of 265,222 performance-shares to executives of the Company. The actual number of ordinary shares that ultimately vest will range from 0% to 150% of the target award and will be determined in 2020 based on two performance criteria as defined in the award agreements for the period of performance from January 1, 2017 through December 31, 2019. Any ordinary shares that ultimately vest based on the achievement of the applicable performance criteria will be deemed to be vested on the date on which our Compensation Committee certifies the level of achievement of such performance criteria. Except in connection with certain qualifying terminations of employment, as set forth in the applicable award agreements, the awards require continued service through the certification date. The holders of these awards have the right to vote the ordinary shares granted to the holder and any dividends declared on such shares will be accumulated and will be subject to the same vesting conditions as the awards.

The grant date fair value of the portion of the award based on the compounded annual growth rate of the Company's total shareholder return was estimated using a Monte-Carlo model. The table below summarizes the key inputs used in the Monte-Carlo simulation ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
May 26, 2017
Total Shareholder Return	50%	$770	27.02%	1.39%	—%
Adjusted EBITDA Comparison	50%	$1,350	—%	—%	—%
________

(1)	Expected volatility was determined based on the historical share prices in our industry.

(2)	The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

In the table above, the total shareholder return component is a market condition as defined by ASC 718 and compensation expense related to this component is recognized on a straight-line basis over the vesting period. The grant date fair value of the portion of the awards based on the compounded annual growth rate of the Company's adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component will be reassessed at each reporting date based on the Company's estimate of the probable level of achievement, and the accrual of compensation expense will be adjusted as appropriate.

As of June 30, 2017, the unrecognized compensation cost related to the performance share awards was $2.1 million and is expected to be recognized over a weighted average period of 2.9 years. Compensation expense related to the performance share awards was less than $0.1 million for the three and six months ended June 30, 2017 and is recorded within selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Note 12. Preferred Shares
Prior to the consummation of the Business Combination, all of our Predecessor's outstanding cumulative redeemable preferred shares ("Preferred Shares") were purchased at a purchase price of $8.40 per share for an aggregate amount of $353.9 million, which consisted of $239.5 million in face value and $114.4 million of associated PIK dividends. The Preferred Shares issued by our Predecessor were eliminated and extinguished as part of the reverse merger in the Business Combination. The extinguishment is reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows.
The following summarizes Preferred Shares as of June 30, 2017 and December 31, 2016 ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Face value	$—	$239,492
Non-cash PIK Dividends	—	106,459
Net value of the Preferred Shares	$—	$345,951
Note 13. Earnings (losses) per share
Prior to the consummation of the Business Combination, our Preferred Shares and their related accumulated Non-cash PIK Dividends were participating securities. If a dividend was declared or paid on our Predecessor's ordinary shares, holders of our Predecessor's ordinary shares and Preferred Shares were entitled to proportionate shares of such dividend, with the holders of our Predecessor's Preferred Shares participating on an as-if converted basis.
Under the two-class method, basic earnings (losses) per share (“EPS”) attributable to ordinary shareholders is computed by dividing the net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Net income attributable to ordinary shareholders is determined by allocating undistributed earnings between ordinary and preferred shareholders.
Diluted EPS attributable to ordinary shareholders is computed by using the more dilutive result of the two-class method or the if-converted method or treasury stock method. The if-converted method uses the weighted-average number of ordinary shares outstanding during the period, including potentially dilutive ordinary shares assuming the conversion of the outstanding Preferred Shares of our Predecessor, as of the first day of the reporting period. The dilutive effect of awards under our equity compensation plan are reflected in diluted earnings per share by application of the treasury stock method.
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

The calculations of basic and diluted EPS, under the two-class method, are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(10,530)	$9,854	$17,109	$46,391
Non-cash dividend to warrant holders	(879)	—	(879)	—
Convertible Preferred Share dividends	—	(11,011)	(7,922)	(21,695)
Allocation of undistributed earnings to preferred shareholders (1)	—	—	(1,359)	(11,573)
Numerator for basic EPS-income available to common shareholders	(11,409)	(1,157)	6,949	13,123
Add back convertible Preferred Share dividends (2)	—	—	—	—
Add back of undistributed earnings to preferred shareholders (2)	—	—	—	—
Numerator for diluted EPS-income available to common shareholders after assumed conversions	$(11,409)	$(1,157)	$6,949	$13,123
Denominator:	—	—
Denominator for basic EPS-weighted shares	104,064,220	50,481,822	83,275,443	50,481,822
Effect of dilutive securities:
Unvested restricted share awards	—	—	14,441	—
Convertible Preferred Shares	—	—	—	—
Denominator for diluted EPS-adjusted weighted-average shares	104,064,220	50,481,822	83,289,884	50,481,822

EPS - Basic	$(0.11)	$(0.02)	$0.08	$0.26
EPS - Diluted	$(0.11)	$(0.02)	$0.08	$0.26
________
(1) For the three months ended June 30, 2016, no undistributed earnings were allocated to the preferred shareholders of our Predecessor as we had undistributed losses after deducting Preferred Shareholder dividends of our Predecessor from net income.

(2) For the six months ended June 30, 2017 and 2016, cumulative preferred shareholder dividends of our Predecessor of $7.9 million and $21.7 million, respectively, and the preferred shareholders’ allocation of undistributed earnings of our Predecessor of $1.4 million and $11.6 million, respectively, were not added back for purposes of calculating diluted EPS-income available to ordinary shareholders because the effect of treating our Predecessor's convertible preferred securities as if they had been converted to their 15,927,778 and 41,937,483 ordinary share equivalents as of January 1, 2017 and 2016, respectively, is anti-dilutive.

For the three months ended June 30, 2017, 1,400,386 of unvested restricted share awards are not included in the computation of diluted EPS-income available to ordinary shareholders after assumed conversions as their effect would have been anti-dilutive. For the three and six months ended June 30, 2017, 265,222 of unvested performance-based equity awards are not included in the computation of diluted EPS-income available to ordinary shareholders after assumed conversions, as the performance criteria were not met as of the end of the reporting period.

For the three and six months ended June 30, 2017, outstanding Public Warrants to acquire a total of 355,513 ordinary shares are not included in the computation of diluted EPS-income available to ordinary shareholders after assumed conversions as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2017, outstanding Earnout Warrants to acquire a total of 3,000,000 ordinary shares are not included in the computation of diluted EPS-income available to ordinary shareholders after assumed conversions because the warrants were not exercisable as of June 30, 2017.

Note 14. Debt
Debt consists of the following ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Debt Obligations
Term Loan(1)	$530,000	$362,813
Revolving Credit Facility	—	—
Senior Notes due 2020 - 8.00%	360,000	475,000
Total Debt Obligations	890,000	837,813
Unamortized (discount) premium
Discount on Term Loan	(1,291)	(811)
Premium on Senior Notes due 2020	2,743	4,123
Total unamortized (discount) premium	1,452	3,312
Unamortized debt issuance costs:
Term Loan	(7,779)	(5,065)
Senior Notes due 2020	(5,161)	(7,743)
Total unamortized debt issuance costs	(12,940)	(12,808)
Total Debt	$878,512	$828,317
_____

(1)
Borrowings under the Term Loan bear interest at floating rates equal to LIBOR plus 3.0% (where the applicable LIBOR rate has a 1.0% floor). The interest rate used was 4.17% and 4.00% as of June 30, 2017 and December 31, 2016, respectively.

Senior Secured Credit Facility Refinance

On April 27, 2017, we amended and restated our existing Senior Secured Credit Facility, consisting of a new $530.0 million term loan ("Term Loan") priced at 99.75% of the principal amount which matures on April 27, 2024 and a revolving credit facility with a maximum aggregate borrowing capacity of $100.0 million which matures on April 27, 2022. The maturity date with respect to the Revolving Credit Facility and the Term Loan are subject to an earlier maturity date (the "Springing Maturity Date") if on the date that is 91 days prior to August 15, 2020 (the final maturity date of our Senior Notes due 2020), either the outstanding principal amount of the Senior Notes due 2020 is greater than or equal to $25.0 million or, if less than $25.0 million, we are unable to demonstrate that we have sufficient liquidity to repay such outstanding principal amount without causing our liquidity to be less than $50.0 million. The proceeds received from the Term Loan were used to repay our existing term loan and $115.0 million of our Senior Notes due 2020 and for other general corporate purposes. The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 was accounted for as an extinguishment of debt and resulted in a loss on extinguishment of debt of $12.5 million.
Revolving Credit Facility
Our Revolving Credit Facility, which permits us to borrow up to a maximum aggregate principal amount of $100.0 million, matures on April 27, 2022 (subject to the Springing Maturity Date) and bears interest at variable interest rates that are either based on London Interbank Offered Rates ("LIBOR") or based on an alternate base rate derived from the greatest of the federal funds rate plus a spread, prime rate, one-month euro-currency rate plus a spread and, solely with respect to the Term Loan, the initial term loan rate ("ABR Rate"). We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum (depending on the level of our consolidated secured leverage ratio in effect from time to time) on the average daily undrawn balance.
Term Loan
We borrowed $530.0 million under our Term Loan on April 27, 2017. We received net proceeds of approximately $32.5 million from our Term Loan after prepaying our existing senior secured credit facility and a portion of our Senior Notes due 2020, deducting a debt issuance discount of $1.3 million and unamortized debt issuance costs of $8.0 million. The unamortized debt issuance costs are accreted on an effective interest basis over the term of our Term Loan.
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
Financial Maintenance Covenants
Our refinanced Senior Secured Credit Facility also requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. We were in compliance with all applicable covenants as of June 30, 2017.
Note 15. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination without cause, which results in an unfunded benefit obligation. There were no plan assets as of June 30, 2017 or December 31, 2016 as contributions are made only to the extent benefits are paid.

The following table presents the components of net periodic benefit cost (gain) for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$201	$167	$359	$333
Interest cost	79	61	147	121
Effect of foreign exchange rates	220	(329)	592	(370)
Amortization of prior service cost	—	1	—	2
Amortization of gain	(7)	(4)	(15)	(6)
Compensation-non-retirement post employment benefits	1	42	5	30
Settlement gain	—	—	(7)	—
Curtailment gain	—	—	—	(5)
Net periodic benefit cost (gain)	$494	$(62)	$1,081	$105
Note 16. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2017 and December 31, 2016 ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Gross trade and other receivables	$44,054	$49,942
Allowance for doubtful accounts	(879)	(1,061)
Total trade and other receivables, net	$43,175	$48,881
Our allowance for doubtful accounts as of June 30, 2017 and December 31, 2016 was approximately $0.9 million and $1.1 million, respectively. We have not experienced any significant write-offs to our accounts receivable.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2017 and December 31, 2016 ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Advances to suppliers	$10,532	$5,769
Prepaid income taxes	1,898	2,759
Prepaid other taxes(1)	11,119	15,343
Other Assets	4,020	4,762
Total prepayments and other assets	$27,569	$28,633
_____

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill as of June 30, 2017 and December 31, 2016 are as follows ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Gross carrying value	$51,731	$51,731
Accumulated impairment loss	—	—
Carrying Value	$51,731	$51,731
Other intangible assets
The summary of other intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,	Weighted average useful life
	2017	2016
Strategic Alliance	$3,748	$3,748
Licenses	991	987
Other	2,363	2,196
Acquisition Cost	7,102	6,931

Strategic Alliance	(3,718)	(3,472)
Other	(1,701)	(1,484)
Accumulated Amortization	(5,419)	(4,956)

Strategic Alliance	30	276	3 years
Licenses	991	987
Other	662	712	3 years
Carrying Value	$1,683	$1,975
Amortization expense for intangibles was $0.5 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense for intangibles was $0.3 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization. As of June 30, 2017 and December 31, 2016, such indefinite lived assets totaled $1.0 million.

Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2017 and December 31, 2016 ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Trade payables	$19,907	$21,229
Advance deposits	34,819	41,621
Withholding and other taxes payable	35,328	27,432
Accrued professional services	9,073	19,566
Interest payable	14,473	16,151
Payroll and related accruals	12,555	12,963
Other payables	12,291	6,080
Total trade and other payables	$138,446	$145,042
Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2017 and December 31, 2016 ($ in thousands):

	As of June 30,	As of December 31,
	2017	2016
Tax contingencies	$3,006	$2,969
Pension obligations	4,576	3,556
Casino loan and license	1,013	1,027
Other	1,218	1,445
Total other liabilities	$9,813	$8,997
Note 17. Segment information
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
The performance of our operating segments is evaluated primarily on adjusted earnings before interest expense, Income tax (provision) benefit, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to Net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. We define Adjusted EBITDA as Net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, Income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other income (expense), net; (b) transaction expenses; (c) severance expense; (d) other tax expense; (e) share-based compensation; (f) loss on extinguishment of debt; (g) Jamaica delayed opening and (h) insurance proceeds.
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

The following tables present segment net revenue and a reconciliation to gross revenue and segment Adjusted EBITDA and a reconciliation to net income ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Yucatàn Peninsula	$68,927	$61,140	$149,675	$132,757
Pacific Coast	23,073	20,168	51,505	43,057
Caribbean Basin	45,413	42,933	106,743	105,280
Segment net revenue (1)	137,413	124,241	307,923	281,094
Other	2	—	2	4
Tips	3,183	3,059	6,740	6,158
Total gross revenue	$140,598	$127,300	$314,665	$287,256
________
(1) Net revenue represents total gross revenue less compulsory tips paid to employees and other miscellaneous revenue not derived from segment operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Yucatàn Peninsula	$29,176	$24,401	$72,246	$60,799
Pacific Coast	9,212	5,564	23,484	16,788
Caribbean Basin	10,632	10,732	35,572	37,003
Segment Adjusted EBITDA	49,020	40,697	131,302	114,590
Other corporate - unallocated	(8,001)	(7,189)	(15,810)	(14,248)
Total consolidated Adjusted EBITDA	41,019	33,508	115,492	100,342
Less:
Other (income) expense, net	(54)	1,907	591	2,189
Share-based compensation	960	—	960	—
Loss on extinguishment of debt	12,526	—	12,526	—
Transaction expenses	3,300	1,727	9,300	2,671
Severance expense	442	—	442	—
Other tax expense	247	244	423	662
Jamaica delayed opening expenses	(111)	—	(111)	—
Insurance proceeds	—	—	—	(130)
Add:
Interest expense	(14,073)	(13,458)	(28,088)	(27,201)
Depreciation and amortization	(13,875)	(12,653)	(26,285)	(25,787)
Net income before tax	(4,239)	3,519	36,988	41,962
Income tax provision	(6,291)	6,335	(19,879)	4,429
Net (loss) income	$(10,530)	$9,854	$17,109	$46,391

Note 18. Subsequent events

For our interim Condensed Consolidated Financial Statements as of August 4, 2017, we have evaluated subsequent events through the date the interim financial statements were issued.

Cap Cana Development

On July 12, 2017, we closed on the acquisition of the land for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of that consideration upon closing, including the release of our $5.6 million escrow deposit, which is presented as restricted cash on our Condensed Consolidated Balance Sheet as of June 30, 2017. The remaining $10.6 million balance is due on the earlier of (1) two years from the beginning of construction of the resorts and (2) the opening of the resorts.

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
Our financial statements, other financial information and operating statistics presented in this Form 10-Q reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Business Combination to June 30, 2017.

Overview
We are a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of June 30, 2017, we owned a portfolio consisting of 13 resorts (6,130 rooms) located in Mexico, the Dominican Republic and Jamaica. We believe that our properties are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended June 30, 2017, we generated a net loss of $10.5 million, total revenue of $140.6 million, Net Package RevPAR of approximately $207.04 and Adjusted EBITDA of $41.0 million. For the three months ended June 30, 2016, we generated net income of $9.9 million, total revenue of $127.3 million, Net Package RevPAR of approximately $185.56 and Adjusted EBITDA of $33.5 million.
For the six months ended June 30, 2017, we generated net income of $17.1 million, total revenue of $314.7 million, Net Package RevPAR of approximately $238.71 and Adjusted EBITDA of $115.5 million. For the six months ended June 30, 2016, we generated net income of $46.4 million, total revenue of $287.3 million, Net Package RevPAR of approximately $217.61 and Adjusted EBITDA of $100.3 million.
Our Portfolio
The following table presents an overview of our resorts, each of which we own in its entirety. We manage eight of our resorts and a third party, AMResorts, manages five of our resorts. No resort in our portfolio contributed more than 12.1% of our total net revenue or 16.1% of our consolidated Adjusted EBITDA for the six months ended June 30, 2017. The table below is organized by our three geographic business segments: the Yucatán Peninsula, the Pacific Coast and the Caribbean Basin.

Name of Resort	Location	Brand and Type	Operator	Rooms
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	307
Gran Caribe Real	Cancún, Mexico	Gran (all ages)(1)	Playa	458
THE Royal Playa del Carmen	Playa del Carmen, Mexico	THE Royal (adults-only)	Playa	513
Gran Porto Real	Playa del Carmen, Mexico	Gran (all ages)(1)	Playa	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	335
Caribbean Basin
Dreams La Romana	La Romana, Dominican Republic	Dreams (all ages)	AMResorts	756
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	620
Hyatt Ziva and Hyatt Zilara Rose Hall(2)	Montego Bay, Jamaica	Hyatt Ziva (all ages) and Hyatt Zilara (adults-only)	Playa	620
Total Rooms				6,130

(1) Pursuant to an agreement with Panama Jack, we have agreed to rebrand these resorts under the Panama Jack brand. We expect the rebranding to be completed in 2017.
(2) Our Jamaica property is treated as a single resort operating under both of the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands (the "Hyatt All-Inclusive Resort Brands"), rather than as two separate resorts.

Results of Operations
Three Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase / Decrease
	2017	2016	Change	% Change
Revenue:	($ in thousands)
Package	$118,453	$106,554	$11,899	11.2%
Non-package	22,145	20,746	1,399	6.7%
Total revenue	140,598	127,300	13,298	10.4%
Direct and selling, general and administrative expenses:
Direct	79,376	73,546	5,830	7.9%
Selling, general and administrative	25,041	22,217	2,824	12.7%
Depreciation and amortization	13,875	12,653	1,222	9.7%
Direct and selling, general and administrative expenses	118,292	108,416	9,876	9.1%
Operating income	22,306	18,884	3,422	18.1%
Interest expense	(14,073)	(13,458)	(615)	4.6%
Loss on extinguishment of debt	(12,526)	—	(12,526)	100.0%
Other income (expense), net	54	(1,907)	1,961	(102.8)%
Net (loss) income before tax	(4,239)	3,519	(7,758)	(220.5)%
Income tax (provision) benefit	(6,291)	6,335	(12,626)	(199.3)%
Net (loss) income	$(10,530)	$9,854	$(20,384)	(206.9)%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue (as defined below), total net revenue and Adjusted EBITDA for the three months ended June 30, 2017 and 2016. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue and total net revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	81.9%	78.6%	3.3	pts	4.2%
Net Package ADR	$252.68	$236.16	$16.52		7.0%
Net Package RevPAR	207.04	185.56	21.48		11.6%
	($ in thousands)
Net Package Revenue	$115,470	$103,714	$11,756		11.3%
Net Non-package Revenue	21,945	20,527	1,418		6.9%
Net Revenue	137,415	124,241	13,174		10.6%
Adjusted EBITDA	$41,019	$33,508	$7,511		22.4%

Total Revenue and Total Net Revenue
Our total revenue for the three months ended June 30, 2017 increased $13.3 million, or 10.4%, compared to the three months ended June 30, 2016. Our total net revenue (which represents total revenue less compulsory tips paid to employees) for the three months ended June 30, 2017 increased $13.2 million, or 10.6%, compared to the three months ended June 30, 2016. This increase was driven by an increase in Net Package Revenue of $11.8 million, or 11.3%, and an increase in Net Non-package Revenue of $1.4 million, or 6.9%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $16.52, or 7.0% and an increase in average occupancy from 78.6% to 81.9%, the equivalent of an increase of $21.48, or 11.6%, in Net Package RevPAR.
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the three months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses	$79,376	$73,546	$5,830	7.9%
Less: tips	3,183	3,059	124	4.1%
Net direct expenses	$76,193	$70,487	$5,706	8.1%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the three months ended June 30, 2017 were $76.2 million, or 55.4%, of total net revenue and $70.5 million, or 56.7%, of total net revenue for the three months ended June 30, 2016. Net direct expenses for the three months ended June 30, 2017 include $17.9 million of food and beverage expenses, $27.4 million of resort salary and wages, $7.6 million of utility expenses, $3.6 million of repairs and maintenance expenses, $0.6 million of licenses and property taxes, $3.1 million of incentive and management fees, $12.1 million of Hyatt fees, and $12.6 million of other operational expenses. Other operational expenses primarily include $1.0 million of office supplies, $1.1 million of guest supplies, $0.7 million of laundry and cleaning expenses, $1.1 million of transportation and travel expenses, $1.9 million of guest costs, $0.9 million of entertainment expenses, $1.0 million of other supplies and expense amortization, $1.2 million of property and equipment rental expenses and $3.7 million of other expenses.
Net direct expenses for the three months ended June 30, 2016 include $18.6 million of food and beverage expenses, $19.4 million of resort salaries and wages, $5.9 million of utility expenses, $3.6 million of repairs and maintenance expenses, $0.7 million of licenses and property taxes, $2.6 million of incentive and management fees, $11.8 million of Hyatt fees, and $15.6 million of other operational expenses. Other operation expenses primarily include $2.4 million of office supplies, $2.3 million of guest supplies, $1.2 million of laundry and cleaning expenses, $0.6 million of transportation and travel expenses, $0.2 million of guest costs, $1.7 million of entertainment expenses, $2.1 million of outside services, $2.5 million of property and equipment rental expenses, and $2.6 million of other expenses.
Net direct expenses for the three months ended June 30, 2017 increased $5.7 million, or 8.1%, compared to the three months ended June 30, 2016. The increases in net direct expenses were primarily attributable to an increase in utility expenses of $1.7 million, an increase in salary and wages expenses of $8.0 million, an increase in incentive and management expenses of $0.5 million and an increase in guest cost expenses of $1.7 million. These expenses were partially offset by a decrease in food and beverage expenses of $0.8 million and a decrease in other expenses of $4.7 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2017 increased $2.8 million, or 12.7%, compared to the three months ended June 30, 2016. This increase was primarily driven by an increase in transaction expenses of $1.5 million, an increase in advertising expenses of $0.9 million an increase in professional fees of $0.6 million and an increase in corporate personnel costs of $0.4 million. These expenses were partially offset by a decrease in insurance expenses of $0.4 million and other selling, general and administrative expenses of $0.2 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2017 decreased $1.2 million, or 9.7%, compared to the three months ended June 30, 2016.

Interest Expense
Our interest expense for the three months ended June 30, 2017 increased $0.6 million, or 4.6%, as compared to the three months ended June 30, 2016. This increase was primarily attributable to the accretion of deferred consideration.
Loss on Extinguishment of Debt

The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 was accounted for as an extinguishment of debt and resulted in a loss on extinguishment of debt for the three months ended June 30, 2017 of $12.5 million.
Income Tax Provision
The income tax provision for the three months ended June 30, 2017 was $6.3 million, an increase of $12.6 million compared to the three months ended June 30, 2016, during which quarter we reported an income tax benefit of $6.3 million. The increased income tax expense was driven primarily by a $11.3 million increase in the discrete expense associated with foreign exchange rate fluctuations, a $0.6 million increase in the tax impact on increased pre-tax book income in our tax paying entities, and a $0.5 million decrease in the tax benefit associated with future tax liabilities of some of our Mexican entities.
Adjusted EBITDA
Our Adjusted EBITDA for the three months ended June 30, 2017 increased $7.5 million, or 22.4%, compared to the three months ended June 30, 2016. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Six Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase / Decrease
	2017	2016	Change	% Change
Revenue:	($ in thousands)
Package	$271,409	$249,010	$22,399	9.0%
Non-package	43,256	38,246	5,010	13.1%
Total revenue	314,665	287,256	27,409	9.5%
Direct and selling, general and administrative expenses:
Direct	156,482	146,044	10,438	7.1%
Selling, general and administrative	53,705	44,203	9,502	21.5%
Depreciation and amortization	26,285	25,787	498	1.9%
Insurance proceeds	—	(130)	130	(100.0)%
Direct and selling, general and administrative expenses	236,472	215,904	20,568	9.5%
Operating income	78,193	71,352	6,841	9.6%
Interest expense	(28,088)	(27,201)	(887)	3.3%
Loss on extinguishment of debt	(12,526)	—	(12,526)	100.0%
Other expense, net	(591)	(2,189)	1,598	(73.0)%
Net income before tax	36,988	41,962	(4,974)	(11.9)%
Income tax (provision) benefit	(19,879)	4,429	(24,308)	(548.8)%
Net income	$17,109	$46,391	$(29,282)	(63.1)%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue (as defined below), total net revenue and Adjusted EBITDA for the six months ended June 30, 2017 and 2016. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue and total net revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	84.7%	80.4%	4.3	pts	5.3%
Net Package ADR	$281.94	$270.56	$11.38		4.2%
Net Package RevPAR	238.71	217.61	21.10		9.7%
	($ in thousands)
Net Package Revenue	$265,092	$243,252	$21,840		9.0%
Net Non-package Revenue	42,833	37,846	4,987		13.2%
Total net revenue	307,925	281,098	26,827		9.5%
Adjusted EBITDA	$115,492	$100,342	$15,150		15.1%
Total Revenue and Total Net Revenue
Our total revenue for the six months ended June 30, 2017 increased $27.4 million, or 9.5%, compared to the six months ended June 30, 2016. Our total net revenue (which represents total revenue less compulsory tips paid to employees) for the six months ended June 30, 2017 increased $26.8 million, or 9.5%, compared to the six months ended June 30, 2016. This increase was driven by an increase in Net Package Revenue of $21.8 million, or 9.0%, and an increase in Net Non-package Revenue of $5.0 million, or 13.2%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $11.38, or 4.2% and an increase in average occupancy from 80.4% to 84.7%, the equivalent of an increase of $21.10, or 9.7%, in Net Package RevPAR.
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the six months ended June 30, 2017 and 2016 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses	$156,482	$146,044	$10,438	7.1%
Less: tips	6,740	6,158	582	9.5%
Net direct expenses	$149,742	$139,886	$9,856	7.0%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the six months ended June 30, 2017 were $149.7 million, or 48.6%, of total net revenue and $139.9 million, or 49.8%, of total net revenue for the six months ended June 30, 2016. Net direct expenses for the six months ended June 30, 2017 include $37.4 million of food and beverage expenses, $51.8 million of resort salary and wages, $14.6 million of utility expenses, $7.0 million of repairs and maintenance expenses, $1.2 million of licenses and property taxes, $7.0 million of incentive and management fees, $7.8 million of Hyatt fees, and $22.9 million of other operational expenses. Other operational expenses primarily include $2.1 million of office supplies, $2.2 million of guest supplies, $1.3 million of laundry and cleaning expenses, $2.1 million of transportation and travel expenses, $2.0 million of guest costs, $1.8 million of entertainment expenses, $2.5 million of property and equipment rental expenses, $2.0 million other supplies and expense amortization and $6.9 million of other expenses.
Net direct expenses for the six months ended June 30, 2016 include $37.5 million of food and beverage expenses, $43.8 million of resort salaries and wages, $11.9 million of utility expenses, $7.2 million of repairs and maintenance expenses, $1.5 million of licenses and property taxes, $6.8 million of incentive and management fees, $7.9 million of Hyatt fees, and $23.3 million of other operational expenses. Other operation expenses primarily include $2.4 million of office supplies, $2.3 million of guest supplies, $1.2 million of laundry and cleaning expenses, $1.2 million of transportation and travel expenses, $0.3 million of guest costs, $1.7 million of entertainment expenses, $4.0 million of outside services expenses, $2.5 million of property and equipment rental expenses, and $7.7 million of other expenses.
Net direct expenses for the six months ended June 30, 2017 increased $9.9 million, or 7.0%, compared to the six months ended June 30, 2016. The increases in net direct expenses were primarily attributable to an increase in utility expenses of $2.8 million and an increase in salary and wages expenses of $8.0 million. These expenses were partially offset by a decrease in food and beverages expenses of $0.2 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2017 increased $9.5 million, or 21.5%, compared to the six months ended June 30, 2016. This increase was primarily driven by an increase in transaction expenses of $6.4 million, an increase in advertising expenses of $1.7 million, an increase in professional fees of $0.8 million, an increase in corporate personnel costs of $1.3 million, and other selling, general and administrative expenses of $0.1 million. These expenses were partially offset by a decrease in insurance expenses of $0.8 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2017 decreased $0.5 million, or 1.9%, compared to the six months ended June 30, 2016.
Insurance Proceeds
We received insurance proceeds of $0.5 million during the six months ended June 30, 2017 related to a flood claim at the Dreams Punta Cana resort. These proceeds were completely offset by expenses incurred to repair the damage during the same period. During the six months ended June 30, 2016, we received $0.1 million of insurance proceeds, which represents proceeds related to a small claim at the Dreams Palm Beach resort.
Interest Expense
Our interest expense for the six months ended June 30, 2017 increased $0.9 million, or 3.3%, as compared to the six months ended June 30, 2016. This increase was primarily attributable to the accretion of deferred consideration.
Loss on Extinguishment of Debt

The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 was accounted for as an extinguishment of debt and resulted in a loss on extinguishment of debt for the six months ended June 30, 2017 of $12.5 million.
Income Tax Provision
The income tax provision for the six months ended June 30, 2017 was $19.9 million, an increase of $24.3 million compared to the six months ended June 30, 2016, during which period we reported an income tax benefit of $4.4 million. The increased income tax expense was driven primarily by a $19.6 million increase in the discrete expense associated with foreign exchange rate fluctuations, a $3.7 million increase in the tax impact on increased pre-tax book income in our tax paying entities, and a $0.7 million decrease in the tax benefit associated with future tax liabilities of some Mexican entities.
Adjusted EBITDA
Our Adjusted EBITDA for the six months ended June 30, 2017 increased $15.2 million, or 15.1%, compared to the six months ended June 30, 2016. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.

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
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Net Revenue to Total Revenue for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Total Net Package Revenue	$115,470	$103,714	$265,092	$243,252
Total Net Non-package Revenue	21,945	20,527	42,833	37,846
Total net revenue	137,415	124,241	307,925	281,098
Plus: compulsory tips	3,183	3,059	6,740	6,158
Total revenue	$140,598	$127,300	$314,665	$287,256

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
Segment Results
Three Months Ended June 30, 2017 and 2016
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment net revenue and segment Adjusted EBITDA for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Net revenue:	($ in thousands)
Yucatán Peninsula	$68,927	$61,140	$7,787	12.7%
Pacific Coast	23,073	20,168	2,905	14.4%
Caribbean Basin	45,413	42,933	2,480	5.8%
Segment net revenue	137,413	124,241	13,172	10.6%
Other	2	—	2	100.0%
Total net revenue	$137,415	$124,241	$13,174	10.6%

	Three Months Ended June 30,
	2017	2016	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$29,176	$24,401	$4,775	19.6%
Pacific Coast	9,212	5,564	3,648	65.6%
Caribbean Basin	10,632	10,732	(100)	(0.9)%
Segment Adjusted EBITDA	49,020	40,697	8,323	20.5%
Other corporate—unallocated	(8,001)	(7,189)	(812)	11.3%
Total Adjusted EBITDA	$41,019	$33,508	$7,511	22.4%
For a reconciliation of segment net revenue and segment Adjusted EBITDA to gross revenue and net income, respectively, each as computed under U.S. GAAP, see Note 17 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Yucatán Peninsula segment for the three months ended June 30, 2017 and 2016 for the total segment portfolio.

	Three Months Ended June 30,
	2017	2016	Change	% Change
Occupancy	88.7%	84.5%	4.2 pts	5.0%
Net Package ADR	$272.45	$251.08	$21.37	8.5%
Net Package RevPAR	241.66	212.04	29.62	14.0%
	($ in thousands)
Net Package Revenue	$59,526	$52,483	$7,043	13.4%
Net Non-package Revenue	9,401	8,657	744	8.6%
Total net revenue	68,927	61,140	7,787	12.7%
Adjusted EBITDA	$29,176	$24,401	$4,775	19.6%
 Segment Total Net Revenue. Our net revenue for the three months ended June 30, 2017 increased $7.8 million, or 12.7%, compared to the three months ended June 30, 2016. This increase was due in large part to the strong performance by all of our resorts, with Hyatt Ziva Cancun being the most notable contributor. Hyatt Ziva Cancun accounted for a $5.1 million increase in net revenue compared to the three months ended June 30, 2016 due to its increase in both Net Package ADR and Occupancy compared to prior year.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended June 30, 2017 increased $4.8 million, or 19.6%, compared to the three months ended June 30, 2016. Excluding Gran Porto and Hyatt Zilara this increase was due in large part to the strong performance by all of our resorts, which accounted for a $5.6 million increase in Adjusted EBITDA compared to the three months ended June 30, 2016, with Hyatt Ziva Cancun being the most notable contributor. This was offset by the performance of Gran Porto and Hyatt Zilara, which accounted for a $0.8 million decrease in Adjusted EBITDA compared to the three months ended June 30, 2016.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, total net revenue and Adjusted EBITDA for our Pacific Coast segment for the three months ended June 30, 2017 and 2016 for the total segment portfolio.

	Three Months Ended June 30,
	2017	2016	Change	% Change
Occupancy	73.4%	67.7%	5.7 pts	8.4%
Net Package ADR	$301.17	$281.91	$19.26	6.8%
Net Package RevPAR	221.15	190.97	30.18	15.8%
	($ in thousands)
Net Package Revenue	$18,635	$16,093	$2,542	15.8%
Net Non-package Revenue	4,438	4,075	363	8.9%
Total net revenue	23,073	20,168	2,905	14.4%
Adjusted EBITDA	$9,212	$5,564	$3,648	65.6%
Segment Total Net Revenue. Our total net revenue for the three months ended June 30, 2017 increased $2.9 million, or 14.4%, compared to the three months ended June 30, 2016. This increase was due to increased net revenue by both hotels in this segment.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended June 30, 2017 increased $3.6 million, or 65.6%, compared to the three months ended June 30, 2016. This increase was due to increased Adjusted EBITDA by both hotels in this segment.

Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Caribbean Basin segment for the three months ended June 30, 2017 and 2016 for the total segment portfolio.

	Three Months Ended June 30,
	2017	2016	Change	% Change
Occupancy	77.8%	76.2%	1.6 pts	2.1%
Net Package ADR	$211.24	$203.06	$8.18	4.0%
Net Package RevPAR	164.26	154.70	9.56	6.2%
	($ in thousands)
Net Package Revenue	$37,309	$35,138	$2,171	6.2%
Net Non-package Revenue	8,104	7,795	309	4.0%
Total net revenue	45,413	42,933	2,480	5.8%
Adjusted EBITDA	$10,632	$10,732	$(100)	(0.9)%
Segment Total Net Revenue. Our total net revenue for the three months ended June 30, 2017 increased $2.5 million, or 5.8%, compared to the three months ended June 30, 2016. This increase was due in large part to the strong performance by all of our resorts, with Dreams La Romana and Hyatt Ziva and Zilara Rose Hall being the most notable contributors.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended June 30, 2017 decreased $0.1 million, or 0.9%, compared to the three months ended June 30, 2016. This decrease was primarily due to Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $0.3 million decrease in Adjusted EBITDA compared to the three months ended June 30, 2016. This was partially offset by an increase of $0.2 million for the three months ended June 30, 2017 for the remaining resorts in the Dominican Republic compared to the three months ended June 30, 2016.
Six Months Ended June 30, 2017 and 2016
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment net revenue and segment Adjusted EBITDA for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change	% Change
Net revenue:	($ in thousands)
Yucatán Peninsula	$149,675	$132,757	$16,918	12.7%
Pacific Coast	51,505	43,057	8,448	19.6%
Caribbean Basin	106,743	105,280	1,463	1.4%
Segment net revenue	307,923	281,094	26,829	9.5%
Other	2	4	(2)	(50.0)%
Total net revenue	$307,925	$281,098	$26,827	9.5%

	Six Months Ended June 30,
	2017	2016	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$72,246	$60,799	$11,447	18.8%
Pacific Coast	23,484	16,788	6,696	39.9%
Caribbean Basin	35,572	37,003	(1,431)	(3.9)%
Segment Adjusted EBITDA	131,302	114,590	16,712	14.6%
Other corporate—unallocated	(15,810)	(14,248)	(1,562)	11.0%
Total Adjusted EBITDA	$115,492	$100,342	$15,150	15.1%

For a reconciliation of segment net revenue and segment Adjusted EBITDA to gross revenue and net income, respectively, each as computed under U.S. GAAP, see Note 17 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Yucatán Peninsula segment for the six months ended June 30, 2017 and 2016 for the total segment portfolio.

	Six Months Ended June 30,
	2017	2016	Change	% Change
Occupancy	89.7%	84.0%	5.7 pts	6.8%
Net Package ADR	$299.26	$279.94	$19.32	6.9%
Net Package RevPAR	268.34	235.09	33.25	14.1%
	($ in thousands)
Net Package Revenue	$131,785	$116,380	$15,405	13.2%
Net Non-package Revenue	17,890	16,377	1,513	9.2%
Total net revenue	149,675	132,757	16,918	12.7%
Adjusted EBITDA	$72,246	$60,799	$11,447	18.8%
 Segment Total Net Revenue. Our net revenue for the six months ended June 30, 2017 increased $16.9 million, or 12.7%, compared to the six months ended June 30, 2016. This increase was due in large part to the strong performance by all of our resorts, with Hyatt Ziva Cancun being the most notable contributor. Hyatt Ziva Cancun accounted for a $13.5 million increase in net revenue compared to the six months ended June 30, 2016 due to its increase in both Net Package ADR and Occupancy compared to prior year.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the six months ended June 30, 2017 increased $11.4 million, or 18.8%, compared to the six months ended June 30, 2016. Excluding Gran Porto and Hyatt Zilara this increase was due in large part to the strong performance by all of our resorts, which accounted for a $13.2 million increase in Adjusted EBITDA compared to the six months ended June 30, 2016, with Hyatt Ziva Cancun being the most notable contributor. This was offset by the performance of Gran Porto and Hyatt Zilara, which accounted for a $1.7 million decrease in Adjusted EBITDA compared to the six months ended June 30, 2016.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, total net revenue and Adjusted EBITDA for our Pacific Coast segment for the six months ended June 30, 2017 and 2016 for the total segment portfolio.

	Six Months Ended June 30,
	2017	2016	Change	% Change
Occupancy	75.5%	68.5%	7.0 pts	10.2%
Net Package ADR	$335.97	$314.44	$21.53	6.8%
Net Package RevPAR	253.71	215.26	38.45	17.9%
	($ in thousands)
Net Package Revenue	$42,524	$36,279	$6,245	17.2%
Net Non-package Revenue	8,981	6,778	2,203	32.5%
Total net revenue	51,505	43,057	8,448	19.6%
Adjusted EBITDA	$23,484	$16,788	$6,696	39.9%
Segment Total Net Revenue. Our total net revenue for the six months ended June 30, 2017 increased $8.4 million, or 19.6%, compared to the six months ended June 30, 2016. This increase was due to increased net revenue by both hotels in this segment.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the six months ended June 30, 2017 increased $6.7 million, or 39.9%, compared to the six months ended June 30, 2016. This increase was due to increased Adjusted EBITDA by both hotels in this segment.

Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Caribbean Basin segment for the six months ended June 30, 2017 and 2016 for the total segment portfolio.

	Six Months Ended June 30,
	2017	2016	Change	% Change
Occupancy	82.6%	81.0%	1.6 pts	2.0%
Net Package ADR	$243.19	$246.20	$(3.01)	(1.2)%
Net Package RevPAR	200.95	199.43	1.52	0.8%
	($ in thousands)
Net Package Revenue	$90,783	$90,593	$190	0.2%
Net Non-package Revenue	15,960	14,687	1,273	8.7%
Total net revenue	106,743	105,280	1,463	1.4%
Adjusted EBITDA	$35,572	$37,003	$(1,431)	(3.9)%
Segment Total Net Revenue. Our total net revenue for the six months ended June 30, 2017 increased $1.5 million, or 1.4%, compared to the six months ended June 30, 2016. This increase was due in large part to the strong performance by all of our resorts, with Dreams La Romana being the most notable contributor.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the six months ended June 30, 2017 decreased $1.4 million, or 3.9%, compared to the six months ended June 30, 2016. This decrease was primarily due to Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $2.0 million decrease in Adjusted EBITDA compared to the six months ended June 30, 2016. This was partially offset by an increase of $0.5 million for the six months ended June 30, 2017 for the remaining resorts in the Dominican Republic compared to the six months ended June 30, 2016.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(10,530)	$9,854	$17,109	$46,391
Interest expense	14,073	13,458	28,088	27,201
Income tax (provision) benefit	6,291	(6,335)	19,879	(4,429)
Depreciation and amortization	13,875	12,653	26,285	25,787
EBITDA	23,709	29,630	91,361	94,950
Other (income) expense, net (a)	(54)	1,907	591	2,189
Share-based compensation expense	960	—	960	—
Loss on extinguishment of debt	12,526	—	12,526	—
Transaction expense (b)	3,300	1,727	9,300	2,671
Severance expense	442	—	442	—
Other tax expense (c)	247	244	423	662
Jamaica delayed opening accrual (d)	(111)	—	(111)	—
Insurance proceeds (e)	—	—	—	(130)
Adjusted EBITDA	$41,019	$33,508	$115,492	$100,342
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

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

(d)
Represents a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. The partial reversal of this accrual occurred throughout 2017.

(e)	Represents a portion of the insurance proceeds related to property insurance and not business interruption proceeds.
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
Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness and funding any ongoing expansion, renovation, repositioning and rebranding projects. As of June 30, 2017, we had $30.5 million of scheduled contractual obligations due within one year.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility, originally entered into on August 9, 2013 amended and restated pursuant to that certain Restatement Agreement, dated as of April 27, 2017, with the lenders and agents party thereto and the guarantors named therein, permitting borrowings of up to $100.0 million and which matures on April 27, 2022 (the "Revolving Credit Facility"). We had cash and cash equivalents of $195.3 million as of June 30, 2017, compared to $52.4 million as of June 30, 2016 (excluding $10.3 million and $6.4 million of restricted cash, respectively). As of June 30, 2017, there was $0.0 million outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of June 30, 2017, our total debt obligations were $890.0 million (which represents the principal amounts outstanding under our Revolving Credit Facility, $530.0 term loan facility, originally entered into on August 9, 2013, as amended and restated pursuant to that certain Restatement Agreement, dated as of April 27, 2017, with the lenders and agents party thereto and the guarantors named therein, which matures on April 27, 2024 (the "Term Loan," and together with the Revolving Credit Facility, the "Senior Secured Credit Facility") and Senior Notes due 2020 and excludes a $1.3 million issuance discount on our Term Loan, a $2.7 million issuance premium on our Senior Notes due 2020 and $12.9 million of unamortized debt issuance costs). On April 27, 2017, we redeemed $115.0 million in aggregate principal amount of our Senior Notes due 2020 with a portion of proceeds from the Senior Secured Credit Facility (for additional detail, see "—Senior Secured Credit Facility"). In addition to the sources available for short-term needs, we may use equity or debt issuances or proceeds from the potential disposal of assets to meet these long-term needs.
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

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
Net cash provided by operating activities	$60,097	$50,913
Net cash used in investing activities	(12,834)	(5,827)
Net cash provided by (used in) financing activities	114,574	(28,138)

Net Cash Provided by Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. For the six months ended June 30, 2017 and 2016, our net cash provided by operating activities totaled $60.1 million and $50.9 million, respectively. Net income of $17.1 million for the six months ended June 30, 2017 included significant non-cash expenses, including $26.3 million of depreciation and amortization, representing a decrease of $0.5 million compared to the six months ended June 30, 2016 and $12.5 million loss on extinguishment of debt.
Activity for the six months ended June 30, 2017:

•	Net increase in interest expense of $0.9 million, primarily due to an increase in the accretion of deferred consideration.

•	Transaction expenses of $9.3 million
Activity for the six months ended June 30, 2016:

•	Transaction expenses of $2.7 million
Net Cash Used in Investing Activities
For the six months ended June 30, 2017 and 2016, our net cash used in investing activities was $12.8 million and $5.8 million, respectively.
Activity for the six months ended June 30, 2017:

•	Capital expenditures of $12.7 million
Activity for the six months ended June 30, 2016:

•	Capital expenditures of $5.8 million

•	Purchase of intangibles of $0.2 million
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by us and a third party property management company. However, we have approval rights over capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other hotels in our markets. The following table summarizes our capital expenditures for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
Development Capital Expenditures
Hyatt Zilara Cancun	$806	$—
Hyatt Ziva Puerto Vallarta	470	—
Hyatt Ziva and Zilara Rose Hall	3,752	—
Total Development Capital Expenditures	5,028	—
Maintenance Capital Expenditures(1)	7,645	5,843
Total Capital Expenditures	$12,673	$5,843
_____

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

Net Cash Provided by (Used in) Financing Activities
Our net cash provided by financing activities was $114.6 million for the six months ended June 30, 2017, compared to $28.1 million used in financing activities for the six months ended June 30, 2016.
Activity for the six months ended June 30, 2017:

•	Principal payments on our existing term loan of $362.8 million and our Senior Notes due 2020 of $121.6 million.

•	Proceeds from our new Term Loan of $528.7 million, net of a $1.3 million discount.

•	Payments of our deferred consideration to the selling shareholder of Real Resorts (the "Real Shareholder") of $1.3 million

•	Recapitalization as part of the business combination of $79.7 million
Activity for the six months ended June 30, 2016:

•	Repayments of borrowings on our Revolving Credit Facility of $25.0 million

•	Principal payments on our Term Loan of $1.9 million

•	Payments of our deferred consideration to the Real Shareholder of $1.3 million
Dividends
We may only pay dividends to our shareholders if our shareholders’ equity exceeds the sum of the paid-up and called-up share capital plus the reserves as required to be maintained by Dutch law or by our articles of association.

Any amount remaining out of the profit is carried to reserve as our Board determines. After reservation by our Board of any profit, the profits which are not required to be maintained by Dutch law or by our articles of association may be declared by the shareholders, but only at the proposal of our Board. Our Board is permitted, subject to certain requirements, to declare interim dividends without the approval of the shareholders at a General Meeting. However, payments of dividends are restricted by the indenture governing our Senior Notes due 2020 and our Senior Secured Credit Facility. See “—Senior Secured Credit Facility.” No cash dividends were paid during the six months ended June 30, 2017. We do not plan on paying cash dividends on our ordinary shares in the foreseeable future.
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
The proceeds received from the Term Loan were used to repay our existing term loan and $115.0 million of our Senior Notes due 2020 and for other general corporate purposes. The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 was accounted for as an extinguishment of debt and resulted in a loss of $12.5 million. This refinancing lowers our annual weighted average cost of debt and saves the Company an estimated $2.0 million in annualized interest expense.

Revolving Credit Facility
Our Revolving Credit Facility, which permits us to borrow up to a maximum aggregate principal amount of $100.0 million, matures on April 27, 2022 (subject to the Springing Maturity Date) and bears interest at variable interest rates that are either based on London Interbank Offered Rates ("LIBOR") or based on an alternate base rate derived from the greatest of the federal funds rate plus a spread, prime rate, one-month euro-currency rate plus a spread and, solely with respect to the Term Loan, the initial term loan rate ("ABR Rate"). We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum (depending on the level of our consolidated secured leverage ratio in effect from time to time) on the average daily undrawn balance.
Term Loan
We borrowed $530.0 million under our Term Loan on April 27, 2017. We received net proceeds of approximately $32.5 million from our Term Loan after prepaying our existing senior secured credit facility and a portion of our Senior Notes due 2020, deducting a debt issuance discount of $1.3 million and unamortized debt issuance costs of $8.0 million. The unamortized debt issuance costs are accreted on an effective interest basis over the term of our Term Loan.
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
On May 11, 2015, we issued an additional $50.0 million of our Senior Notes due 2020. The additional Senior Notes due 2020 were priced at 103% of their principal amount and we received net proceeds of approximately $51.5 million before deducting unamortized debt issuance costs of $0.6 million. The net proceeds of the February 14, 2014 and May 11, 2015 issuances were primarily used in connection with the expansion, renovation, repositioning and rebranding of our Hyatt Ziva Cancun resort, and the remaining net proceeds were used for general corporate purposes, including fees and expenses.

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
Our Senior Notes due 2020 mature on August 15, 2020 and bear interest at 8.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year. As of June 30, 2017, the aggregate outstanding principal amount of our Senior Notes due 2020 was $360.0 million.

At any time, we may redeem some or all of our Senior Notes due 2020 at the applicable redemption rate set forth below plus accrued and unpaid interest (if any):

Year of Redemption	Redemption Rate %
2016	106%
2017	104%
2018	102%
2019 and thereafter	100%

Our Senior Notes due 2020 are senior unsecured obligations of our wholly-owned subsidiary Playa Resorts Holding B.V. and rank equally with all other senior unsecured indebtedness of Playa Resorts Holding B.V. Our Senior Notes due 2020 are subordinated to any existing and future secured debt of Playa Resorts Holding B.V. to the extent of the value of the assets securing such debt, including our Senior Secured Credit Facility. We were in compliance with all applicable covenants under the indenture governing our Senior Notes due 2020 as of June 30, 2017.

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
Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of June 30, 2017:

	Interest Rate	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
	(%)	($ in thousands)
Revolving Credit Facility (2)	4.27% - 5.06%	$346	$1,014	$1,015	$161	$2,536
Term Loan (3)	4.17% - 5.43%	14,084	59,775	63,451	575,001	712,311
Senior Notes due 2020	8.00%	14,400	57,600	388,800	—	460,800
Deferred consideration (4)		1,125	—	—	—	1,125
Operating lease obligations		498	1,699	1,404	721	4,322
Total Contractual Obligations		$30,453	$120,088	$454,670	$575,883	$1,181,094
________

(1)	The period less than 1 year represents the remaining obligations in 2017.

(2)
The interest rate on our Revolving Credit Facility is LIBOR plus 300 basis points with no LIBOR floor. LIBOR was calculated using the average forecasted one-month forward-looking LIBOR curve for each respective period.

(3)
The interest rate on our Term Loan is LIBOR plus 300 basis points with a 1% LIBOR floor. LIBOR was calculated using the average forecasted three-month forward-looking LIBOR curve for each respective period.

(4)	Playa H&R Holdings B.V., a subsidiary of ours, agreed to make payments of $1.1 million per quarter to the Real Shareholder through the quarter ending September 30, 2017.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and six months ended June 30, 2017 and June 30, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2016 Consolidated Financial Statements included within Form 8-K filed with the SEC on March 14, 2017. Since the date of our 2016 Consolidated Financial Statements included within Form 8-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, insurance recoverable, trade and other payables, accounts payable to related parties, deferred consideration and debt. See Note 5, “Fair Value of Financial Instruments,” to our Condensed Consolidated Financial Statements for more information.
Related Party Transactions
See Note 7, “Related Party Transactions,” to our Condensed Consolidated Financial Statements for information on these transactions.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We may use derivative financial instruments to manage exposure to this risk. We currently do not have any interest rate swaps or similar derivative instruments. As of June 30, 2017, approximately 60% of our outstanding indebtedness bore interest at floating rates and approximately 40% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $5.3 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.0 million. If market rates of interest on our floating rate debt were to decrease, our interest expense on floating rate debt would increase our future earnings and cash flows by approximately $0.9 million annually, as our Term Loan contains a LIBOR floor of 1.00%.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2017 approximately 6% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations and Comprehensive Income are affected by movements in exchange rates.
Approximately 78.7% of our operating expenses for the six months ended June 30, 2017 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations and Comprehensive Income are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2017 would have impacted our net income before tax by approximately $4.1 million. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2017 would have impacted our net income before tax by approximately $1.8 million. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2017 would have impacted our net income before tax by approximately $1.1 million.

At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk, and we do not plan to enter into any such instruments in the future.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures.    We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 as a result of the material weaknesses described below.

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

As of June 30, 2017, we have continued to take steps to remediate these identified material weaknesses. We are in the process of implementing improved processes and controls, such as a new accounting system to limit the use of manual processes and formalizing policies and procedures related to our finance and accounting and information technology. Additionally, we are working with third-party advisors to implement a monitoring environment to test the implementation of our new controls. Effectiveness will need to be successfully tested over several quarters before we can conclude that the material weaknesses have been remediated. There can be no assurance that we will be successful in making these improvements in a timely manner, or at all, and in remediating our current material weaknesses, and we may not prevent future material weaknesses from occurring.
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

Item 1A. Risk Factors.

At June 30, 2017, there have been no material changes from the risk factors previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 14, 2017, which is accessible on the SEC’s website at www.sec.gov.
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

10.2	Form of Time-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.3	Form of Performance-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.4
Separation Agreement, dated as of May 18, 2017, by and between Playa Resorts Management, LLC and Larry K. Harvey (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed by the Registrant on May 22, 2017)

10.5
Tender and Support Agreement, dated as of May 22, 2017, by and among Playa Hotels & Resorts N.V., Bruce D. Wardinski, HI Holdings Playa B.V., Cabana Investors B.V., Playa Four Pack, L.L.C. and TPG Pace Sponsor, LLC (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed by the Registrant on May 22, 2017)

10.6
Form of Dealer Manager and Consent Solicitation Agent Agreement, dated as of May 22, 2017, by and between Playa Hotels & Resorts N.V. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 filed by the Registrant on May 22, 2017)

10.7
Amendment No. 1 to Warrant Agreement, dated as of June 20, 2017, by and among Playa Hotels & Resorts N.V., Computershare, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2017)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	August 4, 2017	By:	/s/ Bruce Wardinski
Bruce Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 4, 2017	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)