Form 10-Q
period 2017-09-30
Playa Hotels & Resorts N.V.
filed 2017-11-07
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 110,305,064 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

Playa Hotels & Resorts N.V. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016	4
	Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss for the nine months ended September 30, 2016 and 2017	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016.	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$137,827	$33,512
Restricted cash	4,571	9,651
Trade and other receivables, net	33,747	48,881
Accounts receivable from related parties	1,128	2,532
Inventories	11,180	10,451
Prepayments and other assets	30,193	28,633
Property, plant and equipment, net	1,447,657	1,400,317
Investments	1,174	1,389
Goodwill	51,731	51,731
Other intangible assets	1,727	1,975
Deferred tax assets	1,818	1,818
Total assets	$1,722,753	$1,590,890
LIABILITIES, CUMULATIVE REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Trade and other payables	$127,788	$145,042
Accounts payable to related parties	3,363	8,184
Income tax payable	6,284	5,128
Debt	877,699	780,725
Debt to related party	—	47,592
Deferred consideration	—	1,836
Other liabilities	20,362	8,997
Deferred tax liabilities	76,832	76,832
Total liabilities	1,112,328	1,074,336
Commitments and contingencies
Cumulative redeemable preferred shares (par value $0.01; 0 and 28,510,994 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $345,951 as of September 30, 2017 and December 31, 2016, respectively)	—	345,951
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 110,305,064 and 50,481,822 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	11,803	5,386
Paid-in capital	772,231	349,358
Accumulated other comprehensive loss	(3,750)	(3,719)
Accumulated deficit	(169,859)	(180,422)
Total shareholders' equity	610,425	170,603
Total liabilities, cumulative redeemable preferred shares and shareholders' equity	$1,722,753	$1,590,890

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Package	$102,093	$99,798	$373,502	$348,808
Non-package	16,249	14,316	59,505	52,562
Total revenue	118,342	114,114	433,007	401,370
Direct and selling, general and administrative expenses:
Direct	75,650	67,995	232,132	214,039
Selling, general and administrative	23,008	22,034	76,713	66,237
Depreciation and amortization	13,808	13,022	40,093	38,809
Insurance proceeds	—	(179)	—	(309)
Direct and selling, general and administrative expenses	112,466	102,872	348,938	318,776
Operating income	5,876	11,242	84,069	82,594
Interest expense	(13,099)	(13,418)	(41,187)	(40,619)
Loss on extinguishment of debt	—	—	(12,526)	—
Other income (expense), net	1,782	(225)	1,191	(2,414)
Net (loss) income before tax	(5,441)	(2,401)	31,547	39,561
Income tax (provision) benefit	(226)	841	(20,105)	5,270
Net (loss) income	(5,667)	(1,560)	11,442	44,831
Other comprehensive income (loss), net of taxes:
Benefit obligation gain (loss)	11	35	(31)	44
Other comprehensive income (loss)	11	35	(31)	44
Total comprehensive (loss) income	$(5,656)	$(1,525)	$11,411	$44,875
Dividends of cumulative redeemable preferred shares	—	(11,469)	(7,922)	(33,164)
Non-cash dividend to warrant holders	—	—	(879)	—
Net (loss) income available to ordinary shareholders	$(5,667)	$(13,029)	$2,641	$11,667
(Losses) earnings per share - Basic	$(0.05)	$(0.26)	$0.03	$0.12
(Losses) earnings per share - Diluted	$(0.05)	$(0.26)	$0.03	$0.12
Weighted average number of shares outstanding during the period - Basic	110,286,197	50,481,822	92,377,968	50,481,822
Weighted average number of shares outstanding during the period - Diluted	110,286,197	50,481,822	92,453,447	50,481,822

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders'
Equity and Accumulated Other Comprehensive Loss for the nine months ended September 30, 2016 and 2017
($ in thousands, except share data)
(unaudited)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	32,738,094	$352,275	60,249,330	$656	5,373,884	$(23,108)	$420,872	$(4,067)	$(200,638)	$193,715
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2015	32,738,094	$352,275	50,481,822	$5,386	—	$—	$393,034	$(4,067)	$(200,638)	$193,715
Net income for the period									44,831	44,831
Benefit obligation gain, net of tax								44		44
Dividends of cumulative redeemable preferred shares		33,164					(33,164)			(33,164)
Balance at September 30, 2016	32,738,094	$385,439	50,481,822	$5,386	—	$—	$359,870	$(4,023)	$(155,807)	$205,426

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	28,510,994	$345,951	60,249,330	$656	5,373,884	$(23,108)	$377,196	$(3,719)	$(180,422)	$170,603
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net income for the period									11,442	11,442
Benefit obligation loss, net of tax								(31)		(31)
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends on cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Issuance of ordinary shares in exchange for warrants			6,689,309	747			132		(879)	—
Share-based compensation			151,569	17			2,785			2,802
Balance at September 30, 2017	—	$—	110,305,064	$11,803	—	$—	$772,231	$(3,750)	$(169,859)	$610,425
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$11,442	$44,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,093	38,809
Amortization of debt discount, premium and issuance costs	1,900	2,349
Share-based compensation	2,803	—
Loss on extinguishment of debt	12,526	—
Gain on insurance recoverables	—	(309)
Other	(306)	18
Changes in assets and liabilities:
Trade and other receivables, net	14,238	11,851
Accounts receivable from related parties	48	895
Inventories	(784)	(629)
Prepayments and other assets	(26,564)	(4,230)
Trade and other payables	9,183	(41,969)
Accounts payable to related parties	(1,567)	2,038
Income tax payable	1,256	(4,431)
Deferred consideration	654	237
Other liabilities	299	(560)
Net cash provided by operating activities	65,221	48,900
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(69,945)	(11,814)
Contract deposit	(2,700)	—
Purchase of intangibles	(438)	(254)
Proceeds from disposal of property, plant and equipment	53	53
Insurance proceeds	—	479
Net cash used in investing activities	(73,030)	(11,536)
FINANCING ACTIVITIES:
Proceeds from debt issuance, net of $1.3 million discount	528,675	—
Issuance costs of debt	(7,984)	—
Repayment of deferred consideration	(2,490)	(1,891)
Repayment of Term Loan	(364,138)	(2,813)
Repayment of Senior Notes due 2020	(121,597)	—
Recapitalization transaction	79,658	—
Repayments of borrowings on revolving credit facility	—	(33,000)
Net cash provided by (used in) financing activities	112,124	(37,704)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,315	(340)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$33,512	$35,460
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$137,827	$35,120
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$47,051	$46,399
Cash paid for income taxes	$17,108	$12,976
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital expenditures incurred but not yet paid	$11,075	$53
Interest capitalized but not yet paid	$134	$—
Re-class from restricted cash to land	$(5,625)	$—
Non-cash PIK Dividends	$7,922	$33,164
Purchase of cumulative redeemable preferred shares	$(239,492)	$—
Settlement of accrued dividends of cumulative redeemable preferred shares	$(114,381)	$—
Par value of vested restricted share awards	$17	$—
Par value of ordinary shares issued in exchange for warrants	$747	$—
Non-cash dividend to warrant holders	$879	$—

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the "Company") is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own a portfolio of 13 resorts located in Mexico, the Dominican Republic and Jamaica. We currently manage eight of the 13 resorts we own, as well as one resort owned by a third party. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2017. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
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
Future Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to apply to annual reporting periods beginning after December 15, 2017, but the early adoption of this ASU is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. Based on our preliminary assessment of our revenue streams under the new standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures. The performance obligations related to our package and non-package revenue streams are generally fully satisfied at the point that revenue is recognized due to the short-term day-to-day nature of these revenue streams. We currently expect to adopt ASU 2014-09 utilizing the modified retrospective transition method on January 1, 2018, noting that the cumulative adjustment applied in the year of adoption is expected to be immaterial.
In March 2017, the FASB issued ASU No. 2017-07 ("ASU 2017-07"), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Net periodic benefit cost is currently reported as an employee cost within operating income. ASU 2017-07 requires bifurcation of net benefit cost resulting in the service cost component being presented with other employee compensation costs in operating income. The other components will be reported separately outside of operations and will not be eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods therein. We do not expect the implementation of ASU 2017-07 to have a material impact on our financial statements. All non-service cost components of our net periodic benefit cost will be presented retrospectively for all comparative periods within the consolidated statements of income as other income (expense), net instead of direct expense with no impact to overall net income. For purposes of evaluating the performance of our operating segments, all components of net periodic benefit cost will be included in the operating results of the resorts we own as we consider them to be ongoing costs of operations.
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

The Condensed Consolidated Financial Statements presented herein are those of our Predecessor for all periods prior to the completion of the Business Combination and the recapitalization of the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the number of ordinary shares presented as outstanding as of January 1, 2016 totaled 50,481,822 and consisted of the number of ordinary shares issued to Predecessor shareholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

The consideration received as a result of the Business Combination is summarized as follows ($ in thousands):

Purchase of all of our Predecessor's cumulative redeemable preferred shares (1)	$353,873
Net cash transferred from Pace	78,859
Playa Employee Offering (2)	799
Total Consideration Transferred	$433,531
________
(1) Balance consisted of the face value of our Predecessor's cumulative redeemable preferred shares ("Preferred Shares") and their associated PIK dividends as of March 10, 2017, per the terms of the Business Combination.
(2) In connection with the Business Combination, we entered into subscription agreements (the “Subscription Agreements”) with Playa employees, their family members and persons with business relationships with Playa, pursuant to which those persons agreed to purchase 82,751 ordinary shares for an aggregate purchase price of $0.8 million.
Note 4. Property, plant and equipment
The balance of property, plant and equipment is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Land, buildings and improvements	$1,478,087	$1,421,371
Fixtures and machinery	63,536	60,294
Furniture and other fixed assets	162,714	163,753
Construction in progress	26,437	3,866
Total property, plant and equipment, gross	1,730,774	1,649,284
Accumulated depreciation	(283,117)	(248,967)
Total property, plant and equipment, net	$1,447,657	$1,400,317
Depreciation expense for property, plant and equipment was $39.4 million and $38.1 million for the nine months ended September 30, 2017 and 2016, respectively. Depreciation expense for property, plant and equipment was $13.6 million and $12.8 million for the three months ended September 30, 2017 and 2016, respectively.
For the three and nine months ended September 30, 2017, $0.7 million of interest expense was capitalized on qualifying assets. For the three and nine months ended September 30, 2016, no interest expense was capitalized on qualifying assets. Interest expense was capitalized at the weighted average interest rate of the debt.

Cap Cana Development

On July 12, 2017, we acquired the land for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of the consideration in cash upon closing of the acquisition, including by way of the release of our $5.6 million escrow deposit, which was presented as restricted cash on our Condensed Consolidated Balance Sheet as of December 31, 2016. The remaining $10.6 million balance is due on the earlier of (i) two years from the beginning of construction of the resorts or (ii) the opening of the resorts and is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Note 5. Fair value of financial instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, deferred consideration and debt. We believe the carrying value of these assets and liabilities, excluding deferred consideration and debt, approximate their fair values as of September 30, 2017 and December 31, 2016.

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
As of September 30, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis as our deferred consideration was settled during the three months ended September 30, 2017 (see Note 7). The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2016 ($ in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Deferred Consideration	$1,836	$—	$—	$1,836
The following table presents a reconciliation from the opening balances to the closing balances for our Level 3 fair valued instruments as of September 30, 2017 and December 31, 2016 ($ in thousands):

Deferred Consideration
Balance as of December 31, 2015	$4,145
Total losses included in earnings (or change in net assets) (1)	160
Settlements	(625)
Balance as of March 31, 2016	3,680
Total losses included in earnings (or change in net assets) (1)	49
Settlements	(638)
Balance as of June 30, 2016	3,091
Total losses included in earnings (or change in net assets) (1)	28
Settlements	(628)
Balance as of September 30, 2016	2,491
Total gains included in earnings (or change in net assets) (1)	(36)
Settlements	(619)
Balance as of December 31, 2016	1,836
Total gains included in earnings (or change in net assets) (1)	(26)
Settlements	(630)
Balance as of March 31, 2017	1,180
Total losses included in earnings (or change in net assets) (1)	675
Settlements	(735)
Balance as of June 30, 2017	1,120
Total losses included in earnings (or change in net assets) (1)	5
Settlements	(1,125)
Balance as of September 30, 2017	$—
________
(1) All losses and gains (other than changes in net assets) are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2017 and December 31, 2016 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2017	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$519,948	$—	$—	$537,214	$537,214
Revolving Credit Facility(1)	—	—	—	—	—
Senior Notes due 2020	357,751	—	379,531	—	379,531
Total	$877,699	$—	$379,531	$537,214	$916,745

	Carrying Value	Fair Value
	As of December 31, 2016	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$356,937	$—	$—	$363,060	$363,060
Revolving Credit Facility(1)	—	—	—	—	—
Senior Notes due 2020	471,380	—	513,405	—	513,405
Total	$828,317	$—	$513,405	$363,060	$876,465
________
(1) We estimate that the carrying value of our revolving credit facility (the "Revolving Credit Facility") is the fair value as of September 30, 2017 and December 31, 2016. The valuation technique and significant unobservable inputs are consistent with our term loan (the "Term Loan"), but the valuation using the discounted cash flow technique approximates the carrying value as the expected term is significantly shorter in duration. We typically use our Revolving Credit Facility solely for short term liquidity.
The following table displays valuation techniques and the significant unobservable inputs for our Level 3 assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016 ($ in thousands):

		Fair Value Measurements as of September 30, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Input
Term Loan	$537,214	Discounted Cash Flow	Discount Rate	3.00%
			Forward Rate	4.33%	-	5.42%
			Expected Term	79 months

		Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Input
Deferred Consideration	$1,836	Discounted Cash Flow	Discount Rate	4.00%
			Forward Rate	4.63%	-	5.00%
			Expected Term	7 months
Term Loan	$363,060	Discounted Cash Flow	Discount Rate	3.00%
			Forward Rate	4.00%	-	5.33%
			Expected Term	32 months
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
For the three months ended September 30, 2017, our income tax provision was $0.2 million, compared to a $0.8 million tax benefit for the three months ended September 30, 2016. The increased income tax provision was driven primarily by the increased discrete expense associated with foreign exchange rate fluctuations and the decreased tax benefit associated with the non-recurring valuation allowance release in September 2016. This income tax provision increase was partially offset by the tax benefit on decreased pre-tax book income in our tax paying entities and the increase in the tax benefit associated with future tax liabilities of some Mexican entities.
For the nine months ended September 30, 2017, our income tax provision was $20.1 million, compared to a $5.3 million tax benefit for the nine months ended September 30, 2016. The $25.4 million increase in the income tax provision was driven primarily by the increased discrete expense associated with foreign exchange rate fluctuations, the increase in the tax impact on increased pre-tax book income in our tax paying entities, and the decreased tax benefit associated with the non-recurring valuation allowance release in September 2016.
Dominican Republic

Taxes in the Dominican Republic are determined based upon Advance Pricing Agreements (“APA”) with the Internal Tax General Directorate of the Dominican Republic (the “Tax Authority”). Historically, based upon our APAs all three of our Dominican entities were subject to the greater of an asset tax or gross receipts tax; thus, such entities have not been subject to income tax accounting under U.S. GAAP. To date, the Tax Authority executed a Memoranda of Understanding (“MOU”) with the Association of Hotels and Tourism of the Dominican Republic, which we are party to, and which provides a framework for the negotiation of the new Company APAs. However, our APAs for 2016 and subsequent years have not been finalized with the Tax Authority as of September 30, 2017. As such, we maintain our position from the December 31, 2016 income tax provision, which contemplates the existing Dominican statutory law without consideration of an MOU and associated APA. Accordingly, the Dominican branch of Playa Cana B.V. is treated as an income taxpayer, and our other two Dominican entities, Inversiones Vilazul, S.A.S and the Dominican branch of Playa Romana Mar B.V., are treated as asset taxpayers.

We expect the Tax Authority and our Dominican entities to sign APAs for tax years 2016 through 2019 in the fourth quarter of 2017. Pursuant to the approved APAs, our three Dominican entities will be subject to the greatest of an asset tax, gross receipts tax or an income tax, and are therefore subject to a hybrid tax regime under ASC 740. Following this guidance, we estimate that a net collective income tax benefit in the range of $1.0 to $2.0 million for our three Dominican entities will be recognized in the fourth quarter of 2017. The estimated net income tax benefit is primarily driven by an income tax benefit of approximately $4.0 million from Playa Cana B.V. due to the reversal of the income tax expense booked in 2016, which will be partially offset by an income tax expense that ranges between $2.0 to $3.0 million from Playa Romana Mar, B.V. Under the hybrid tax regime, we expect Playa Cana B.V. and Playa Romana Mar, B.V. to be subject to non-income taxes in the range of $1.0 to $2.0 million, which will be recorded into pre-tax book income during the fourth quarter of 2017. We expect Inversiones Vilazul, S.A.S will continue to be a non-income tax payer.

Note 7. Related party transactions
The following summarizes transactions and arrangements that we have entered into with related parties. The details of the balances between us and related parties as of September 30, 2017 and December 31, 2016 are as follows ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Accounts receivable	$1,128	$2,532
Accounts payable	$3,363	$8,184
Deferred consideration(1)	$—	$1,836
Term Loan(2)	$—	$47,592
Preferred Shares Non-cash PIK Dividends(3)	$—	$106,459
________

(1)
Playa H&R Holdings B.V., our wholly owned subsidiary, agreed to make payments of $1.1 million per quarter to the selling shareholder of Real Resorts (the “Real Shareholder”) through the quarter ending September 30, 2017. The Real Shareholder is no longer considered a related party and deferred consideration is not considered a related party balance as of September 30, 2017.

(2)
The Real Shareholder was one of the lenders under our Term Loan as of December 31, 2016. The Real Shareholder's portion of the original Term Loan was $50.0 million. The balance is net of the discount on the Term Loan and associated deferred financing costs.

(3)
No Non-cash PIK Dividends had been issued or declared with respect to the Preferred Shares. The total accumulated amounts of Non-cash PIK Dividends payable to the Real Shareholder were $0 million and $19.4 million as of September 30, 2017 and December 31, 2016, respectively. The total accumulated amounts of Non-cash PIK Dividends payable to HI Holdings Playa B.V., an affiliate of Hyatt Hotels Corporation ("HI Holdings Playa"), were $0 million and $87.1 million as of September 30, 2017 and December 31, 2016, respectively.

Relationship with Hyatt
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by HI Holdings Playa were purchased at a purchase price of $8.40 per share for $196.0 million in face value and $93.6 million of associated PIK dividends.
Relationship with Real Shareholder
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by the Real Shareholder were purchased at a purchase price of $8.40 per share for $43.5 million in face value and $20.8 million of associated PIK dividends. The Real Shareholder's portion of the original Term Loan was settled in connection with the refinancing of our Senior Secured Credit Facility on April 27, 2017 (See Note 14). Upon the consummation of the Business Combination, the Real Shareholder was no longer considered a related party because the Preferred Shares were extinguished in connection with the Business Combination.
Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2017 and 2016 were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividends on the Preferred Shares (1)	$—	$11,469	$7,922	$33,164
Deferred consideration accretion (2)	—	47	36	142
Interest expense on related party debt (2)	—	497	372	1,484
Franchise fees (3)	2,980	917	10,754	8,848
Lease payments (3)	270	323	848	974
Total transactions with related parties	$3,250	$13,253	$19,932	$44,612
________

(1)	Included in accretion and dividends of Preferred Shares in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2)	Included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

(3)	Included in direct expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Franchise fees relate to resorts currently operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands.
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $0.8 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. Lease payments related to this space were $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.
One of our offices in Cancún, Mexico is owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. Lease payments related to this space were less than $0.1 million for the three months ended September 30, 2016.
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

The Mexican tax authorities issued an assessment to one of our Mexican subsidiaries. In February 2014, we filed an appeal before the tax authorities, which was denied on May 26, 2014. On June 11, 2014, we arranged for the posting of a tax surety bond issued by a surety company, which guaranteed the payment of the claimed taxes and other charges (and suspended collection of such amounts by the tax authorities) while our further appeal to the tax court was resolved. To secure reimbursement of any amounts that may be paid by the surety company to the tax authorities in connection with the surety bond, we provided cash collateral to the surety company valued at approximately $4.6 million as of September 30, 2017. During the third quarter of 2017, we received a favorable resolution from the tax court and the litigation was terminated. As of September 30, 2017, the cash collateral was still held by the surety company, which restricted our use of such cash. The surety company is currently in the process of releasing our cash collateral.
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and are currently waiting for their final determination. We have an estimated amount of $1.6 million as a tax contingency at September 30, 2017 that is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $0.9 million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively), in each case using a 20% straight-line depreciation per annum.
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
Rental expense under non-cancelable operating leases, including contingent leases, consisted of $1.5 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. Rental expense under non-cancelable operating leases, including contingent leases, consisted of $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively.

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
As of September 30, 2017, our ordinary share capital consisted of 110,305,064 ordinary shares outstanding, which have a par value of €0.10 per share.
Note 10. Warrants
Public Warrants:
We issued 45,000,000 warrants to former shareholders of Pace as consideration in the Business Combination (the "Public Warrants"), which entitled such warrant holders to purchase one-third of one ordinary share for an exercise price of one-third of $11.50. The Public Warrants became exercisable on April 10, 2017, which was thirty days after the completion of the Business Combination. The Public Warrants were set to expire five years after the completion of the Business Combination or earlier upon redemption or liquidation in accordance with their terms.

Founder Warrants:
We issued 22,000,000 warrants to former holders of certain privately placed warrants of Pace and our Predecessor's former ordinary shareholders as consideration in the Business Combination (the "Founder Warrants"), which entitled such warrant holders to purchase one-third of one ordinary share for an exercise price of one-third of $11.50. The Founder Warrants became exercisable on April 10, 2017, which was thirty days after the completion of the Business Combination. The Founder Warrants were set to expire five years after the completion of the Business Combination or earlier upon redemption or liquidation in accordance with their terms.

Earnout Warrants:
We issued a total of 3,000,000 warrants to our Predecessor's former ordinary shareholders and TPG Pace Sponsor, LLC, a Cayman Islands limited liability company and an affiliate of TPG Global, LLC, as consideration in the Business Combination (the "Earnout Warrants"). The Earnout Warrants entitle such warrant holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years after the closing date of the Business Combination. The Earnout Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation in accordance with their term. As of September 30, 2017, none of the Earnout Warrants have been exercised.

All warrants issued as part of the Business Combination are classified as paid-in capital and were considered part of a value for value exchange. There was no fair value adjustment to accumulated deficit and no earnings per share impact.

Warrant Exchange:
On May 22, 2017, we commenced an offer to exchange 0.1 ordinary shares for each outstanding Public Warrant and Founder Warrant, up to a maximum of 67,000,000 warrants (the "Warrant Exchange"). On June 23, 2017, a total of 65,933,459 warrants were tendered in the Warrant Exchange resulting in the issuance of 6,593,321 ordinary shares and the cash settlement of fractional shares. We concluded that the exchange of the Founder Warrants was a value for value exchange, but the fair value of the Public Warrants exchanged was less than the fair value of ordinary shares issued. We recorded a $0.9 million non-cash dividend based on the difference in fair value. After the completion of the Warrant Exchange, 1,066,541 Public Warrants remained outstanding, which were exchanged for 95,988 ordinary shares on July 17, 2017 at an exchange of 0.09 ordinary share per Public Warrant pursuant to a mandatory exchange provision added to the terms of the Public Warrants and Founder Warrants in connection with the Warrant Exchange. There were no cash proceeds to the Company from the exchange transaction.
Prior to the Warrant Exchange, no Public Warrants or Founder Warrants were exercised. As of September 30, 2017, there were no Public Warrants, no Founder Warrants and 3,000,000 Earnout Warrants outstanding.
Note 11. Share-based compensation

The Company adopted the 2017 Omnibus Incentive Plan (the "2017 Plan") to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. As of September 30, 2017, there were 2,172,547 shares available for future grants under the 2017 Plan.

Restricted Share Awards

Restricted share awards are granted to eligible employees, executives, and board members. Restricted shares are ordinary shares that are subject to restrictions and to a risk of forfeiture.

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

The vesting of restricted share awards is subject to the holder's continued employment through the applicable vesting date. Unvested awards will be forfeited if the employee's or the executive's employment terminates during the vesting period, provided that unvested awards will accelerate upon certain terminations of employment as set forth in the applicable award agreements. The holders of these awards have the right to vote the restricted shares and receive all dividends declared and paid on such shares, provided that dividends paid on unvested restricted shares will be subject to the same conditions and restrictions applicable to the underlying restricted shares.

Compensation expense for the restricted share awards is measured based upon the fair market value of our ordinary shares at the date of grant and compensation expense is recognized on a straight-line basis over the vesting period.

A summary of our restricted share awards from January 1, 2017 to September 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2017	—	$—
Granted	1,455,780	10.19
Vested	(151,569)	10.19
Forfeited	(26,160)	10.20
Unvested balance at September 30, 2017	1,278,051	$10.19

The total fair value of vested restricted share awards during the three and nine months ended September 30, 2017 was $1.0 million and $1.5 million, respectively. As of September 30, 2017, the unrecognized compensation cost related to restricted share awards was $11.9 million and is expected to be recognized over a weighted average period of approximately 4.0 years. Compensation expense related to the restricted share awards was $1.8 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, and is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

As of September 30, 2017, the unrecognized compensation cost related to the performance share awards was $2.0 million and is expected to be recognized over a weighted average period of 2.3 years. Compensation expense related to the performance share awards was approximately $0.1 million for the three and nine months ended September 30, 2017 and is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Note 12. Preferred Shares
Prior to the consummation of the Business Combination, all of our Predecessor's Preferred Shares were purchased at a purchase price of $8.40 per share for an aggregate amount of $353.9 million, which consisted of $239.5 million in face value and $114.4 million of associated PIK dividends. The Preferred Shares issued by our Predecessor were eliminated and extinguished as part of the reverse merger in the Business Combination. The extinguishment is reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows.
The following summarizes the Preferred Shares as of September 30, 2017 and December 31, 2016 ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Face value	$—	$239,492
Non-cash PIK Dividends	—	106,459
Net value of the Preferred Shares	$—	$345,951
Note 13. (Losses) earnings per share
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
Under the two-class method, basic (losses) earnings per share (“EPS”) attributable to ordinary shareholders is computed by dividing the net (loss) income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Net (loss) income attributable to ordinary shareholders is determined by allocating undistributed earnings between ordinary and preferred shareholders. For periods in which there are undistributed losses, there is no allocation of undistributed earnings to preferred shareholders.

Diluted EPS attributable to ordinary shareholders is computed by using the more dilutive result of the two-class method, the if-converted method or the treasury stock method. The if-converted method uses the weighted-average number of ordinary shares outstanding during the period, including potentially dilutive ordinary shares assuming the conversion of the outstanding Preferred Shares of our Predecessor, as of the first day of the reporting period. The dilutive effect of awards under our equity compensation plan is reflected in diluted earnings per share by application of the treasury stock method.
Under the two-class method, the number of shares used in the computation of diluted losses per share is the same as that used for the computation of basic losses per share for participating securities, as the result would be anti-dilutive. The net loss attributable to ordinary shareholders is not allocated to the Preferred Shares until all other reserves have been exhausted or such loss cannot be covered in any other way.
The calculations of basic and diluted EPS are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(5,667)	$(1,560)	$11,442	$44,831
Non-cash dividend to warrant holders	—	—	(879)	—
Convertible Preferred Share dividends	—	(11,469)	(7,922)	(33,164)
Allocation of undistributed earnings to preferred shareholders (1)	—	—	(277)	(5,555)
Numerator for basic EPS - (loss) income available to ordinary shareholders	(5,667)	(13,029)	2,364	6,112
Add back convertible Preferred Share dividends (2)	—	—	—	—
Add back of undistributed earnings to preferred shareholders (2)	—	—	—	—
Numerator for diluted EPS - (loss) income available to ordinary shareholders after assumed conversions	$(5,667)	$(13,029)	$2,364	$6,112
Denominator:
Denominator for basic EPS-weighted shares	110,286,197	50,481,822	92,377,968	50,481,822
Effect of dilutive securities:
Unvested restricted share awards	—	—	75,479	—
Convertible Preferred Shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	110,286,197	50,481,822	92,453,447	50,481,822

EPS - Basic	$(0.05)	$(0.26)	$0.03	$0.12
EPS - Diluted	$(0.05)	$(0.26)	$0.03	$0.12
________
(1) For the three months ended September 30, 2016, no undistributed earnings were allocated to the preferred shareholders of our Predecessor as we had undistributed losses after deducting preferred shareholder dividends of our Predecessor from net loss.
(2) For the nine months ended September 30, 2017 and 2016, cumulative preferred shareholder dividends of our Predecessor of $7.9 million and $33.2 million, respectively, and the preferred shareholders’ allocation of undistributed earnings of our Predecessor of $0.3 million and $5.6 million, respectively, were not added back for purposes of calculating diluted EPS - (loss) income available to ordinary shareholders because the effect of treating our Predecessor's Preferred Shares as if they had been converted to their 10,560,175 and 41,937,483 ordinary share equivalents as of January 1, 2017 and 2016, respectively, was anti-dilutive.

For the three months ended September 30, 2017, 1,278,051 of unvested restricted share awards were not included in the computation of diluted EPS-(loss) income available to ordinary shareholders after assumed conversions as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, 265,222 of unvested performance-based equity awards were not included in the computation of diluted EPS-(loss) income available to ordinary shareholders after assumed conversions, as the performance criteria were not met as of the end of the reporting period.

For the three and nine months ended September 30, 2017, outstanding Earnout Warrants to acquire a total of 3,000,000 ordinary shares were not included in the computation of diluted EPS-(loss) income available to ordinary shareholders after assumed conversions because the warrants were not exercisable as of September 30, 2017.

Note 14. Debt
Debt consists of the following ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Debt Obligations
Term Loan(1)	$528,675	$362,813
Revolving Credit Facility	—	—
Senior Notes due 2020 - 8.00%	360,000	475,000
Total Debt Obligations	888,675	837,813
Unamortized (discount) premium
Discount on Term Loan	(1,242)	(811)
Premium on Senior Notes due 2020	2,546	4,123
Total unamortized (discount) premium	1,304	3,312
Unamortized debt issuance costs:
Term Loan	(7,485)	(5,065)
Senior Notes due 2020	(4,795)	(7,743)
Total unamortized debt issuance costs	(12,280)	(12,808)
Total Debt	$877,699	$828,317
_____

(1)
Borrowings under the Term Loan bear interest at floating rates equal to LIBOR plus 3.0% (where the applicable LIBOR rate has a 1.0% floor). The interest rate used was 4.32% and 4.00% as of September 30, 2017 and December 31, 2016, respectively.

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
Financial Maintenance Covenants
Our refinanced Senior Secured Credit Facility also requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. We were in compliance with all applicable covenants as of September 30, 2017.
Note 15. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination without cause, which results in an unfunded benefit obligation. There were no plan assets as of September 30, 2017 or December 31, 2016 as contributions are made only to the extent benefits are paid.

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$183	$174	$542	$507
Interest cost	87	64	234	185
Effect of foreign exchange rates	(78)	(125)	514	(495)
Amortization of prior service cost	—	—	—	2
Amortization of gain	(7)	(2)	(22)	(8)
Compensation-non-retirement post employment benefits	(41)	24	(36)	54
Settlement gain	(84)	—	(91)	—
Curtailment gain	(34)	—	(34)	(5)
Net periodic benefit cost	$26	$135	$1,107	$240
Note 16. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2017 and December 31, 2016 ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Gross trade and other receivables	$34,625	$49,942
Allowance for doubtful accounts	(878)	(1,061)
Total trade and other receivables, net	$33,747	$48,881
Our allowance for doubtful accounts as of September 30, 2017 and December 31, 2016 was approximately $0.9 million and $1.1 million, respectively. We have not experienced any significant write-offs to our accounts receivable.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2017 and December 31, 2016 ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Advances to suppliers	$11,872	$5,769
Prepaid income taxes	1,508	2,759
Prepaid other taxes(1)	10,627	15,343
Contract deposit (2)	2,700	—
Other assets	3,486	4,762
Total prepayments and other assets	$30,193	$28,633
_____

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. We are in the process of negotiating final terms for the purchase of a 30% interest in the resort in 2018, and the deposit will be used towards this purchase if we are able to agree on terms. If the purchase is not completed, this amount, together with an additional $0.8 million due, will be treated as key money.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill as of September 30, 2017 and December 31, 2016 are as follows ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Gross carrying value	$51,731	$51,731
Accumulated impairment loss	—	—
Carrying Value	$51,731	$51,731
Other intangible assets
The summary of other intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,	Weighted average
	2017	2016	useful life
Strategic Alliance	$3,717	$3,748
Licenses	991	987
Other	2,632	2,196
Acquisition Cost	7,340	6,931

Strategic Alliance	(3,693)	(3,472)
Other	(1,920)	(1,484)
Accumulated Amortization	(5,613)	(4,956)

Strategic Alliance	24	276	3 years
Licenses	991	987
Other	712	712	3 years
Carrying Value	$1,727	$1,975
Amortization expense for intangibles was $0.7 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense for intangibles was $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization. As of September 30, 2017 and December 31, 2016, such indefinite lived assets totaled $1.0 million.

Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2017 and December 31, 2016 ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Trade payables	$14,377	$21,229
Advance deposits	40,269	41,621
Withholding and other taxes payable	32,547	27,432
Accrued professional services	7,300	19,566
Interest payable	7,559	16,151
Payroll and related accruals	13,908	12,963
Other payables	11,828	6,080
Total trade and other payables	$127,788	$145,042
Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2017 and December 31, 2016 ($ in thousands):

	As of September 30,	As of December 31,
	2017	2016
Tax contingencies	$3,025	$2,969
Pension obligations	4,552	3,556
Casino loan and license	994	1,027
Cap Cana land purchase obligation	10,625	—
Other	1,166	1,445
Total other liabilities	$20,362	$8,997
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
The performance of our operating segments is evaluated primarily on adjusted earnings before interest expense, income tax (provision) benefit, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other income (expense), net; (b) transaction expenses; (c) severance expense; (d) other tax expense; (e) share-based compensation; (f) loss on extinguishment of debt; (g) Jamaica delayed opening, (h) insurance proceeds and (i) repairs from hurricanes and tropical storms.
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
The following tables present segment net revenue, a reconciliation to gross revenue and segment Adjusted EBITDA and a reconciliation to net (loss) income ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Yucatàn Peninsula	$59,630	$56,883	$209,305	$189,640
Pacific Coast	15,872	15,121	67,377	58,178
Caribbean Basin	39,283	39,165	146,026	144,445
Segment net revenue (1)	114,785	111,169	422,708	392,263
Other	10	2	12	6
Tips	3,547	2,943	10,287	9,101
Total gross revenue	$118,342	$114,114	$433,007	$401,370
________
(1) Net revenue represents total gross revenue less compulsory tips paid to employees and other miscellaneous revenue not derived from segment operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Yucatàn Peninsula	$20,824	$23,274	$93,070	$84,073
Pacific Coast	3,758	3,851	27,242	20,639
Caribbean Basin	7,281	6,760	42,853	43,763
Segment Adjusted EBITDA	31,863	33,885	163,165	148,475
Other corporate - unallocated	(7,544)	(8,288)	(23,354)	(22,536)
Total consolidated Adjusted EBITDA	24,319	25,597	139,811	125,939
Less:
Other (income) expense, net	(1,782)	225	(1,191)	2,414
Share-based compensation	1,843	—	2,803	—
Loss on extinguishment of debt	—	—	12,526	—
Transaction expenses	1,893	1,203	11,193	3,874
Severance expense	—	—	442	—
Other tax expense	175	309	598	971
Jamaica delayed opening expenses	(41)	—	(152)	—
Property damage insurance proceeds	—	(179)	—	(309)
Repairs from hurricanes and tropical storms (1)	765	—	765	—
Add:
Interest expense	(13,099)	(13,418)	(41,187)	(40,619)
Depreciation and amortization	(13,808)	(13,022)	(40,093)	(38,809)
Net (loss) income before tax	(5,441)	(2,401)	31,547	39,561
Income tax (provision) benefit	(226)	841	(20,105)	5,270
Net (loss) income	$(5,667)	$(1,560)	$11,442	$44,831
________
(1) Represents repairs and maintenance expenses incurred in connection with damage from Tropical Storm Lidia and Hurricane Maria at Hyatt Ziva Los Cabos and Dreams Punta Cana, respectively, which were included in direct expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Note 18. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements as of September 30, 2017, we have evaluated subsequent events occurring after September 30, 2017. Based on this evaluation, there were no subsequent events from September 30, 2017 through the date the Condensed Consolidated Financial Statements were issued.

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
Explanatory Note
At 12:00 a.m. Central European Time on March 12, 2017 (the "Closing Time"), we consummated a business combination (the "Business Combination") pursuant to that certain transaction agreement by and among us, Playa Hotels & Resorts B.V. (our "Predecessor") and Pace Holdings Corp. ("Pace"), an entity that was formed as a special purpose acquisition company, for the purpose of effecting a merger or other similar business combination with one or more target businesses, and New Pace Holdings Corp. In connection with the Business Combination, which is described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 14, 2017, we changed our name from Porto Holdco N.V. to Playa Hotels & Resorts N.V. In addition, in connection with the Business Combination, (i) prior to the consummation of the Business Combination, all of our Predecessor's cumulative redeemable preferred shares were purchased and were subsequently extinguished upon the reverse merger of our Predecessor with and into us, (ii) Pace's former shareholders and our Predecessor's former shareholders received a combination of our ordinary shares and warrants as consideration in the Business Combination. Our Predecessor was the accounting acquirer in the Business Combination, and the business, properties, and management team of our Predecessor prior to the Business Combination are the business, properties, and management team of the Company following the Business Combination.
Our financial statements, other financial information and operating statistics presented in this Form 10-Q reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Business Combination to September 30, 2017.
Overview
We are a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of September 30, 2017, we owned a portfolio consisting of 13 resorts (6,130 rooms) located in Mexico, the Dominican Republic and Jamaica. In addition, we signed an agreement pursuant to which, beginning on October 1, 2017, we began managing a resort owned by a third party, located in the Dominican Republic. We believe that the resorts we own, as well as the resorts we manage, are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended September 30, 2017, we generated a net loss of $5.7 million, total revenue of $118.3 million, Net Package RevPAR of approximately $174.97 and Adjusted EBITDA of $24.3 million. For the three months ended September 30, 2016, we generated a net loss of $1.6 million, total revenue of $114.1 million, Net Package RevPAR of approximately $171.52 and Adjusted EBITDA of $25.6 million.
For the nine months ended September 30, 2017, we generated net income of $11.4 million, total revenue of $433.0 million, Net Package RevPAR of approximately $217.24 and Adjusted EBITDA of $139.8 million. For the nine months ended September 30, 2016, we generated net income of $44.8 million, total revenue of $401.4 million, Net Package RevPAR of approximately $202.13 and Adjusted EBITDA of $125.9 million.

Our Portfolio of Owned Resorts
The following table presents an overview of the resorts we own. We manage eight of the resorts we own and a third party, AMResorts, manages five of the resorts we own. None of the resorts we own contributed more than 12.5% of our total net revenue or 17.9% of our consolidated Adjusted EBITDA for the nine months ended September 30, 2017. The table below is organized by our three geographic business segments: the Yucatán Peninsula, the Pacific Coast and the Caribbean Basin.

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

Results of Operations
Three Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase / Decrease
	2017	2016	Change	% Change
Revenue:	($ in thousands)
Package	$102,093	$99,798	$2,295	2.3%
Non-package	16,249	14,316	1,933	13.5%
Total revenue	118,342	114,114	4,228	3.7%
Direct and selling, general and administrative expenses:
Direct	75,650	67,995	7,655	11.3%
Selling, general and administrative	23,008	22,034	974	4.4%
Depreciation and amortization	13,808	13,022	786	6.0%
Insurance proceeds	—	(179)	179	(100.0)%
Direct and selling, general and administrative expenses	112,466	102,872	9,594	9.3%
Operating income	5,876	11,242	(5,366)	(47.7)%
Interest expense	(13,099)	(13,418)	319	(2.4)%
Other income (expense), net	1,782	(225)	2,007	(892.0)%
Net loss before tax	(5,441)	(2,401)	(3,040)	126.6%
Income tax (provision) benefit	(226)	841	(1,067)	(126.9)%
Net loss	$(5,667)	$(1,560)	$(4,107)	263.3%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue (as defined below), total net revenue and Adjusted EBITDA for the three months ended September 30, 2017 and 2016. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue and total net revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	78.5%	81.6%	(3.1	)pts	(3.8)%
Net Package ADR	$222.80	$210.26	$12.54		6.0%
Net Package RevPAR	174.97	171.52	3.45		2.0%
	($ in thousands)
Net Package Revenue	$98,674	$96,919	$1,755		1.8%
Net Non-package Revenue	16,121	14,252	1,869		13.1%
Net Revenue	114,795	111,171	3,624		3.3%
Adjusted EBITDA	$24,319	$25,597	$(1,278)		(5.0)%

Total Revenue and Total Net Revenue
Our total revenue for the three months ended September 30, 2017 increased $4.2 million, or 3.7%, compared to the three months ended September 30, 2016. Our total net revenue (which represents total revenue less compulsory tips paid to employees) for the three months ended September 30, 2017 increased $3.6 million, or 3.3%, compared to the three months ended September 30, 2016. This increase was driven by an increase in Net Package Revenue of $1.8 million, or 1.8%, and an increase in Net Non-package Revenue of $1.9 million, or 13.1%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $12.54, or 6.0% partially offset by a decrease in average occupancy from 81.6% to 78.5%, the equivalent of an increase of $3.45, or 2.0%, in Net Package RevPAR.
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the three months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses	$75,650	$67,995	$7,655	11.3%
Less: tips	3,547	2,943	604	20.5%
Net direct expenses	$72,103	$65,052	$7,051	10.8%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the three months ended September 30, 2017 were $72.1 million, or 62.8%, of total net revenue and $65.1 million, or 58.5%, of total net revenue for the three months ended September 30, 2016. Net direct expenses for the three months ended September 30, 2017 include $18.0 million of food and beverage expenses, $26.0 million of resort salary and wages, $7.5 million of utility expenses, $4.3 million of repairs and maintenance expenses, $0.6 million of licenses and property taxes, $2.0 million of incentive and management fees, $3.0 million of Hyatt fees, $0.9 million of guest costs, and $9.8 million of other operational expenses. Other operational expenses primarily include $1.0 million of office supplies, $1.1 million of guest supplies, $0.6 million of laundry and cleaning expenses, $1.1 million of transportation and travel expenses, $0.9 million of entertainment expenses, $0.9 million of other supplies and expense amortization, $0.7 million of property and equipment rental expenses, $0.3 million of computer and telephone expense, and $3.2 million of other expenses.
Net direct expenses for the three months ended September 30, 2016 include $19.2 million of food and beverage expenses, $25.6 million of resort salaries and wages, $6.8 million of utility expenses, $3.6 million of repairs and maintenance expenses, $0.5 million of licenses and property taxes, $2.2 million of incentive and management fees, $2.3 million of Hyatt fees, $1.4 million of guest costs, and $3.4 million of other operational expenses. Other operational expenses primarily include $2.1 million of transportation and travel expenses and $1.3 million of office supplies.
Net direct expenses for the three months ended September 30, 2017 increased $7.1 million, or 10.8%, compared to the three months ended September 30, 2016. The increases in net direct expenses were primarily attributable to an increase in other expenses of $6.4 million, an increase in utility expenses of $0.7 million, an increase in salary and wages expenses of $0.4 million, an increase in repairs and maintenance of $0.7 million and an increase in Hyatt fees of $0.7 million. These expenses were partially offset by a decrease in food and beverage expenses of $1.2 million and a decrease in guest cost expenses of $0.5 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2017 increased $1.0 million, or 4.4%, compared to the three months ended September 30, 2016. This increase was primarily driven by an increase in transaction expenses of $0.9 million and an increase in corporate personnel costs of $1.2 million. These expenses were partially offset by a decrease in advertising and commissions expenses of $1.1 million and a decrease in professional fees of $0.1 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2017 increased $0.8 million, or 6.0%, compared to the three months ended September 30, 2016.

Insurance Proceeds
We received property damage proceeds of $0.8 million during the three months ended September 30, 2017 related to a flood claim at the Dreams Punta Cana resort, which were completely offset by expenses incurred to repair the damage during the same period. During the three months ended September 30, 2016, we recorded a gain of $0.2 million from net property damage insurance proceeds related to a small claim at the Dreams Palm Beach resort.
Interest Expense
Our interest expense for the three months ended September 30, 2017 decreased $0.3 million, or 2.4%, as compared to the three months ended September 30, 2016. This decrease was primarily attributable to the partial principal repayment of $115.0 million on our Senior Notes due 2020 in April of 2017.
Income Tax Provision
The income tax provision for the three months ended September 30, 2017 was $0.2 million, an increase of $1.1 million compared to the three months ended September 30, 2016, during which quarter we reported an income tax benefit of $0.8 million. The increased income tax expense was driven primarily by a $1.1 million increase in the discrete expense associated with foreign exchange rate fluctuations and a $3.6 million tax benefit decrease associated with the non-recurring valuation allowance release in September 2016. This was partially offset by a $2.4 million increase in the tax impact on increased pre-tax book income in our tax paying entities and a $1.2 million increase in the tax benefit associated with future tax liabilities of some of our Mexican entities.
Adjusted EBITDA
Our Adjusted EBITDA for the three months ended September 30, 2017 decreased $1.3 million, or 5.0%, compared to the three months ended September 30, 2016. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Nine Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase / Decrease
	2017	2016	Change	% Change
Revenue:	($ in thousands)
Package	$373,502	$348,808	$24,694	7.1%
Non-package	59,505	52,562	6,943	13.2%
Total revenue	433,007	401,370	31,637	7.9%
Direct and selling, general and administrative expenses:
Direct	232,132	214,039	18,093	8.5%
Selling, general and administrative	76,713	66,237	10,476	15.8%
Depreciation and amortization	40,093	38,809	1,284	3.3%
Insurance proceeds	—	(309)	309	(100.0)%
Direct and selling, general and administrative expenses	348,938	318,776	30,162	9.5%
Operating income	84,069	82,594	1,475	1.8%
Interest expense	(41,187)	(40,619)	(568)	1.4%
Loss on extinguishment of debt	(12,526)	—	(12,526)	100.0%
Other income (expense), net	1,191	(2,414)	3,605	(149.3)%
Net income before tax	31,547	39,561	(8,014)	(20.3)%
Income tax (provision) benefit	(20,105)	5,270	(25,375)	(481.5)%
Net income	$11,442	$44,831	$(33,389)	(74.5)%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue (as defined below), total net revenue and Adjusted EBITDA for the nine months ended September 30, 2017 and 2016. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue and total net revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	82.6%	80.8%	1.8	pts	2.2%
Net Package ADR	$263.00	$250.12	$12.88		5.1%
Net Package RevPAR	217.24	202.13	15.11		7.5%
	($ in thousands)
Net Package Revenue	$363,766	$340,171	$23,595		6.9%
Net Non-package Revenue	58,954	52,098	6,856		13.2%
Total net revenue	422,720	392,269	30,451		7.8%
Adjusted EBITDA	$139,811	$125,939	$13,872		11.0%
Total Revenue and Total Net Revenue
Our total revenue for the nine months ended September 30, 2017 increased $31.6 million, or 7.9%, compared to the nine months ended September 30, 2016. Our total net revenue (which represents total revenue less compulsory tips paid to employees) for the nine months ended September 30, 2017 increased $30.5 million, or 7.8%, compared to the nine months ended September 30, 2016. This increase was driven by an increase in Net Package Revenue of $23.6 million, or 6.9%, and an increase in Net Non-package Revenue of $6.9 million, or 13.2%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $12.88, or 5.1% and an increase in average occupancy from 80.8% to 82.6%, the equivalent of an increase of $15.11, or 7.5%, in Net Package RevPAR.
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses	$232,132	$214,039	$18,093	8.5%
Less: tips	10,287	9,101	1,186	13.0%
Net direct expenses	$221,845	$204,938	$16,907	8.2%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the nine months ended September 30, 2017 were $221.8 million, or 52.5%, of total net revenue and $204.9 million, or 52.2%, of total net revenue for the nine months ended September 30, 2016. Net direct expenses for the nine months ended September 30, 2017 include $55.4 million of food and beverage expenses, $77.8 million of resort salary and wages, $22.1 million of utility expenses, $11.3 million of repairs and maintenance expenses, $1.8 million of licenses and property taxes, $9.0 million of incentive and management fees, $10.8 million of Hyatt fees, $2.9 million of guest costs, and $30.7 million of other operational expenses. Other operational expenses primarily include $3.1 million of office supplies, $3.3 million of guest supplies, $1.9 million of laundry and cleaning expenses, $3.2 million of transportation and travel expenses, $2.7 million of entertainment expenses, $2.9 million other supplies and expense amortization, $3.2 million of property and equipment rental expenses, $0.9 million of computer and telephone expense, and $9.5 million of other expenses.
Net direct expenses for the nine months ended September 30, 2016 include $56.7 million of food and beverage expenses, $69.4 million of resort salaries and wages, $18.7 million of utility expenses, $10.8 million of repairs and maintenance expenses, $2.0 million of licenses and property taxes, $9.0 million of incentive and management fees, $10.2 million of Hyatt fees, $1.7 million of guest costs, and $26.4 million of other operational expenses. Other operational expenses primarily include $3.7 million of office supplies, $3.5 million of guest supplies, $2.3 million of laundry and cleaning expenses, $3.3 million of transportation and travel expenses, $2.3 million of entertainment expenses, $3.0 million of other supplies and expense amortization, $3.0 million of property and equipment rental expenses, $1.2 million of computer and telephone expense, and $4.1 million of other expenses.
Net direct expenses for the nine months ended September 30, 2017 increased $16.9 million, or 8.2%, compared to the nine months ended September 30, 2016. The increases in net direct expenses were primarily attributable to an increase in utility expenses of $3.4 million, an increase in guest costs of $1.2 million, an increase in repairs and maintenance of $0.5 million, an increase in Hyatt fees of $0.6 million, an increase in salary and wages expenses of $8.4 million and an increase in other expenses of $4.3 million. These expenses were partially offset by a decrease in food and beverages expenses of $1.3 million and a decrease in licenses and property taxes of $0.2 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2017 increased $10.5 million, or 15.8%, compared to the nine months ended September 30, 2016. This increase was primarily driven by an increase in transaction expenses of $7.3 million, an increase in advertising and commissions expenses of $0.8 million, an increase in professional fees of $0.7 million, an increase in corporate personnel costs of $2.5 million, and an increase in corporate selling, general and administrative expenses of $0.1 million. These expenses were partially offset by a decrease in insurance expenses of $0.9 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2017 increased $1.3 million, or 3.3%, compared to the nine months ended September 30, 2016. This increase is due to asset additions in the prior year that have a full year of depreciation in the current year, as well as additions in the current year which have increased depreciation expense.
Insurance Proceeds
We received property damage proceeds of $1.3 million during the nine months ended September 30, 2017 related to a flood claim at the Dreams Punta Cana resort, which were completely offset by expenses incurred to repair the damage during the same period. During the nine months ended September 30, 2016, we recorded a gain of $0.3 million from net property damage insurance proceeds related to a small claim at the Dreams Palm Beach resort.
Interest Expense
Our interest expense for the nine months ended September 30, 2017 increased $0.6 million, or 1.4%, as compared to the nine months ended September 30, 2016. This increase was primarily attributable to the accretion of deferred consideration.
Loss on Extinguishment of Debt

The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 was accounted for as an extinguishment of debt and resulted in a loss on extinguishment of debt for the nine months ended September 30, 2017 of $12.5 million.
Income Tax Provision
The income tax provision for the nine months ended September 30, 2017 was $20.1 million, an increase of $25.4 million compared to the nine months ended September 30, 2016, during which period we reported an income tax benefit of $5.3 million. The increased income tax expense was driven primarily by a $20.7 million increase in the discrete expense associated with foreign exchange rate fluctuations, a $1.3 million increase in the tax impact on increased pre-tax book income in our tax paying entities, and a $3.6 million tax benefit decrease associated with the non-recurring valuation allowance release in September 2016. This was partially offset by a $0.5 million decrease in the tax benefit associated with future tax liabilities of some Mexican entities.
Adjusted EBITDA
Our Adjusted EBITDA for the nine months ended September 30, 2017 increased $13.9 million, or 11.0%, compared to the nine months ended September 30, 2016. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.

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
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Net Revenue to Total Revenue for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Total Net Package Revenue	$98,674	$96,919	$363,766	$340,171
Total Net Non-package Revenue	16,121	14,252	58,954	52,098
Total net revenue	114,795	111,171	422,720	392,269
Plus: compulsory tips	3,547	2,943	10,287	9,101
Total revenue	$118,342	$114,114	$433,007	$401,370

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
Adjusted EBITDA
We define EBITDA, a non-U.S. GAAP financial measure, as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:

•	Other expense (income), net

•	Impairment loss

•	Management termination fees

•	Pre-opening expenses

•	Transaction expenses

•	Severance expenses

•	Other tax expense

•	Property damage insurance proceeds

•	Share-based compensation expense

•	Loss (gain) on extinguishment of debt

•
Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms; and Jamaica delayed opening accrual

We believe that Adjusted EBITDA is useful to investors for two principal reasons. First, we believe Adjusted EBITDA assists investors in comparing our performance over various reporting periods on a consistent basis by removing from our operating results the impact of items that do not reflect our core operating performance. For example, changes in foreign exchange rates (which are the principal driver of changes in other expense, net), and expenses related to capital raising, strategic initiatives and other corporate initiatives, such as expansion into new markets (which are the principal drivers of changes in transaction expenses), are not indicative of the operating performance of our resorts. The other adjustments included in our definition of Adjusted EBITDA relate to items that occur infrequently and therefore would obstruct the comparability of our operating results over reporting periods. For example, revenue from insurance policies, other than business interruption insurance policies is infrequent in nature, and we believe excluding these expense and revenue items permits investors to better evaluate the core operating performance of our resorts over time.
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
Segment Results
Three Months Ended September 30, 2017 and 2016
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment net revenue and segment Adjusted EBITDA for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Net revenue:	($ in thousands)
Yucatán Peninsula	$59,630	$56,883	$2,747	4.8%
Pacific Coast	15,872	15,121	751	5.0%
Caribbean Basin	39,283	39,165	118	0.3%
Segment net revenue	114,785	111,169	3,616	3.3%
Other	10	2	8	400.0%
Total net revenue	$114,795	$111,171	$3,624	3.3%

	Three Months Ended September 30,
	2017	2016	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$20,824	$23,274	$(2,450)	(10.5)%
Pacific Coast	3,758	3,851	(93)	(2.4)%
Caribbean Basin	7,281	6,760	521	7.7%
Segment Adjusted EBITDA	31,863	33,885	(2,022)	(6.0)%
Other corporate—unallocated	(7,544)	(8,288)	744	(9.0)%
Total Adjusted EBITDA	$24,319	$25,597	$(1,278)	(5.0)%
For a reconciliation of segment net revenue and segment Adjusted EBITDA to gross revenue and net loss, respectively, each as computed under U.S. GAAP, see Note 17 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Yucatán Peninsula segment for the three months ended September 30, 2017 and 2016 for the total segment portfolio.

	Three Months Ended September 30,
	2017	2016	Change		% Change
Occupancy	86.2%	88.1%	(1.9	)pts	(2.2)%
Net Package ADR	$242.21	$232.77	$9.44		4.1%
Net Package RevPAR	208.80	204.97	3.83		1.9%
	($ in thousands)
Net Package Revenue	$52,019	$51,292	$727		1.4%
Net Non-package Revenue	7,611	5,591	2,020		36.1%
Total net revenue	59,630	56,883	2,747		4.8%
Adjusted EBITDA	$20,824	$23,274	$(2,450)		(10.5)%
 Segment Total Net Revenue. Our net revenue for the three months ended September 30, 2017 increased $2.7 million, or 4.8%, compared to the three months ended September 30, 2016. This increase was primarily due to strong performance of Hyatt Ziva Cancun, which accounted for a $2.4 million increase in net revenue compared to the three months ended September 30, 2016 due to its increase in both Net Package ADR and Occupancy compared to prior year.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended September 30, 2017 decreased $2.5 million, or 10.5%, compared to the three months ended September 30, 2016. This decrease was primarily the result of the performance of Gran Caribe and Gran Porto, which together accounted for a decrease of $3.1 million in Adjusted EBITDA compared to the three months ended September 30, 2016. These resorts had a decrease in occupancy and package revenue, as well as an increase in operational expenses to advance the renovations and conversion of these resorts to the Panama Jack brand. The renovations are scheduled to be completed by early December of 2017.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, total net revenue and Adjusted EBITDA for our Pacific Coast segment for the three months ended September 30, 2017 and 2016 for the total segment portfolio.

	Three Months Ended September 30,
	2017	2016	Change		% Change
Occupancy	68.0%	72.3%	(4.3	)pts	(5.9)%
Net Package ADR	$231.95	$209.28	$22.67		10.8%
Net Package RevPAR	157.71	151.33	6.38		4.2%
	($ in thousands)
Net Package Revenue	$13,435	$12,892	$543		4.2%
Net Non-package Revenue	2,437	2,229	208		9.3%
Total net revenue	15,872	15,121	751		5.0%
Adjusted EBITDA	$3,758	$3,851	$(93)		(2.4)%
Segment Total Net Revenue. Our total net revenue for the three months ended September 30, 2017 increased $0.8 million, or 5.0%, compared to the three months ended September 30, 2016. This increase was due to increased net revenue by both hotels in this segment.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended September 30, 2017 decreased $0.1 million, or 2.4%, compared to the three months ended September 30, 2016. This decrease was due to decreased Adjusted EBITDA by Hyatt Ziva Puerto Vallarta, which was a result of higher food and beverage and utility costs for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Caribbean Basin segment for the three months ended September 30, 2017 and 2016 for the total segment portfolio.

	Three Months Ended September 30,
	2017	2016	Change		% Change
Occupancy	74.1%	78.0%	(3.9	)pts	(5.0)%
Net Package ADR	$195.19	$182.88	$12.31		6.7%
Net Package RevPAR	144.67	142.55	2.12		1.5%
	($ in thousands)
Net Package Revenue	$33,220	$32,735	$485		1.5%
Net Non-package Revenue	6,063	6,430	(367)		(5.7)%
Total net revenue	39,283	39,165	118		0.3%
Adjusted EBITDA	$7,281	$6,760	$521		7.7%
Segment Total Net Revenue. Our total net revenue for the three months ended September 30, 2017 increased $0.1 million, or 0.3%, compared to the three months ended September 30, 2016. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $1.8 million increase in total net revenue compared to the three months ended September 30, 2016. This was offset by a decrease of $1.7 million for the three months ended September 30, 2017 for the remaining resorts in the Dominican Republic compared to the three months ended September 30, 2016.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended September 30, 2017 increased $0.5 million, or 7.7%, compared to the three months ended September 30, 2016. This increase was primarily due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $1.8 million increase in Adjusted EBITDA compared to the three months ended September 30, 2016. This was partially offset by a decrease of $1.3 million for the three months ended September 30, 2017 for the remaining resorts in the Dominican Republic compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, the Dominican Republic was directly and indirectly affected by hurricanes, which resulted in airport closures, evacuations and general travel disruptions.
Nine Months Ended September 30, 2017 and 2016
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment net revenue and segment Adjusted EBITDA for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Net revenue:	($ in thousands)
Yucatán Peninsula	$209,305	$189,640	$19,665	10.4%
Pacific Coast	67,377	58,178	9,199	15.8%
Caribbean Basin	146,026	144,445	1,581	1.1%
Segment net revenue	422,708	392,263	30,445	7.8%
Other	12	6	6	100.0%
Total net revenue	$422,720	$392,269	$30,451	7.8%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$93,070	$84,073	$8,997	10.7%
Pacific Coast	27,242	20,639	6,603	32.0%
Caribbean Basin	42,853	43,763	(910)	(2.1)%
Segment Adjusted EBITDA	163,165	148,475	14,690	9.9%
Other corporate—unallocated	(23,354)	(22,536)	(818)	3.6%
Total Adjusted EBITDA	$139,811	$125,939	$13,872	11.0%
For a reconciliation of segment net revenue and segment Adjusted EBITDA to gross revenue and net income, respectively, each as computed under U.S. GAAP, see Note 17 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Yucatán Peninsula segment for the nine months ended September 30, 2017 and 2016 for the total segment portfolio.

	Nine Months Ended September 30,
	2017	2016	Change		% Change
Occupancy	88.5%	85.3%	3.2	pts	3.8%
Net Package ADR	$280.56	$263.60	$16.96		6.4%
Net Package RevPAR	248.30	224.98	23.32		10.4%
	($ in thousands)
Net Package Revenue	$183,804	$167,672	$16,132		9.6%
Net Non-package Revenue	25,501	21,968	3,533		16.1%
Total net revenue	209,305	189,640	19,665		10.4%
Adjusted EBITDA	$93,070	$84,073	$8,997		10.7%
 Segment Total Net Revenue. Our net revenue for the nine months ended September 30, 2017 increased $19.7 million, or 10.4%, compared to the nine months ended September 30, 2016. This increase was due in large part to the strong performance by all of our resorts, with Hyatt Ziva Cancun being the most notable contributor. Hyatt Ziva Cancun accounted for a $15.9 million increase in net revenue compared to the nine months ended September 30, 2016 due to its increase in both Net Package ADR and Occupancy compared to prior year.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the nine months ended September 30, 2017 increased $9.0 million, or 10.7%, compared to the nine months ended September 30, 2016. This increase was primarily attributable to the performance of Hyatt Ziva Cancun, which accounted for a $13.8 million increase in Resort EBITDA compared to the nine months ended September 30, 2016. This was offset by the performance of Gran Caribe and Gran Porto, which together accounted for a $4.2 million decrease in Adjusted EBITDA compared to the nine months ended September 30, 2016. The current year results of these two resorts have been impacted by renovation disruption, as we are converting and re-branding them to the Panama Jack brand. The renovations are scheduled to be completed by early December of 2017.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, total net revenue and Adjusted EBITDA for our Pacific Coast segment for the nine months ended September 30, 2017 and 2016 for the total segment portfolio.

	Nine Months Ended September 30,
	2017	2016	Change		% Change
Occupancy	73.0%	69.8%	3.2	pts	4.6%
Net Package ADR	$303.31	$277.84	$25.47		9.2%
Net Package RevPAR	221.36	193.80	27.56		14.2%
	($ in thousands)
Net Package Revenue	$55,959	$49,171	$6,788		13.8%
Net Non-package Revenue	11,418	9,007	2,411		26.8%
Total net revenue	67,377	58,178	9,199		15.8%
Adjusted EBITDA	$27,242	$20,639	$6,603		32.0%
Segment Total Net Revenue. Our total net revenue for the nine months ended September 30, 2017 increased $9.2 million, or 15.8%, compared to the nine months ended September 30, 2016. This increase was due to increased net revenue by both hotels in this segment.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the nine months ended September 30, 2017 increased $6.6 million, or 32.0%, compared to the nine months ended September 30, 2016. This increase was due to increased Adjusted EBITDA by both hotels in this segment.
Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, total net revenue and Adjusted EBITDA for our Caribbean Basin segment for the nine months ended September 30, 2017 and 2016 for the total segment portfolio.

	Nine Months Ended September 30,
	2017	2016	Change		% Change
Occupancy	79.8%	80.0%	(0.2	)pts	(0.3)%
Net Package ADR	$228.16	$225.48	$2.68		1.2%
Net Package RevPAR	181.98	180.33	1.65		0.9%
	($ in thousands)
Net Package Revenue	$124,003	$123,328	$675		0.5%
Net Non-package Revenue	22,023	21,117	906		4.3%
Total net revenue	146,026	144,445	1,581		1.1%
Adjusted EBITDA	$42,853	$43,763	$(910)		(2.1)%
Segment Total Net Revenue. Our total net revenue for the nine months ended September 30, 2017 increased $1.6 million, or 1.1%, compared to the nine months ended September 30, 2016. This increase was due to the strong performance by Dreams La Romana and Hyatt Ziva and Zilara Rose Hall, which accounted for an increase in total net revenue of $3.4 million compared to the nine months ended September 30, 2016. This was offset by the performance of Dreams Palm Beach and Dreams Punta Cana, which accounted for a decrease of $1.8 million in total net revenue compared to the nine months ended September 30, 2016. During the three months ended September 30, 2017, the Dominican Republic was directly and indirectly affected by hurricanes, which resulted in airport closures, evacuations and general travel disruptions.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the nine months ended September 30, 2017 decreased $0.9 million, or 2.1%, compared to the nine months ended September 30, 2016. This decrease is due to various factors during the year including disruptions from the extensive renovations at our Hyatt Ziva and Zilara Rose Hall resort which began in April of 2017. Additionally, the resorts in this segment have been directly and indirectly affected by hurricanes, which resulted in airport closures, evacuations and general travel disruptions, most notably during the three months ended September 30, 2017.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(5,667)	$(1,560)	$11,442	$44,831
Interest expense	13,099	13,418	41,187	40,619
Income tax provision (benefit)	226	(841)	20,105	(5,270)
Depreciation and amortization	13,808	13,022	40,093	38,809
EBITDA	21,466	24,039	112,827	118,989
Other (income) expense, net (a)	(1,782)	225	(1,191)	2,414
Share-based compensation expense	1,843	—	2,803	—
Loss on extinguishment of debt	—	—	12,526	—
Transaction expense (b)	1,893	1,203	11,193	3,874
Severance expense	—	—	442	—
Other tax expense (c)	175	309	598	971
Jamaica delayed opening accrual (d)	(41)	—	(152)	—
Property damage insurance proceeds (e)	—	(179)	—	(309)
Repairs from hurricanes and tropical storms (f)	765	—	765	—
Adjusted EBITDA	$24,319	$25,597	$139,811	$125,939
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

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

(f)
Represents repair and maintenance expenses at Hyatt Ziva Los Cabos due to Tropical Storm Lidia and Dreams Punta Cana due to Hurricane Maria for $0.4 million and $0.3 million respectively. These are expenses incurred that are not covered by insurance claims or offset by insurance proceeds.

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
Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness and funding any ongoing expansion, renovation, repositioning and rebranding projects. As of September 30, 2017, we had $7.6 million of scheduled contractual obligations due within one year.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility, originally entered into on August 9, 2013 amended and restated pursuant to that certain Restatement Agreement, dated as of April 27, 2017, with the lenders and agents party thereto and the guarantors named therein, permitting borrowings of up to $100.0 million and which matures on April 27, 2022 (the "Revolving Credit Facility"). We had cash and cash equivalents of $137.8 million as of September 30, 2017, compared to $35.1 million as of September 30, 2016 (excluding $4.6 million and $6.4 million of restricted cash, respectively). We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 18 to 24 months with the cash we have on hand, as well as our cash generated from operations. As of September 30, 2017, there was $0.0 million outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of September 30, 2017, our total debt obligations were $888.7 million (which represents the principal amounts outstanding under our Revolving Credit Facility, $530.0 million term loan facility, originally entered into on August 9, 2013, as amended and restated pursuant to that certain Restatement Agreement, dated as of April 27, 2017, with the lenders and agents party thereto and the guarantors named therein, which matures on April 27, 2024 (the "Term Loan," and together with the Revolving Credit Facility, the "Senior Secured Credit Facility") and Senior Notes due 2020 and excludes a $1.2 million issuance discount on our Term Loan, a $2.5 million issuance premium on our Senior Notes due 2020 and $12.3 million of unamortized debt issuance costs). On April 27, 2017, we redeemed $115.0 million in aggregate principal amount of our Senior Notes due 2020 with a portion of proceeds from the Senior Secured Credit Facility (for additional detail, see "—Senior Secured Credit Facility"). In addition to the sources available for short-term needs, we may use equity or debt issuances or proceeds from the potential disposal of assets to meet these long-term needs.
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

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
Net cash provided by operating activities	$65,221	$48,900
Net cash used in investing activities	(73,030)	(11,536)
Net cash provided by (used in) financing activities	112,124	(37,704)
Net Cash Provided by Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. For the nine months ended September 30, 2017 and 2016, our net cash provided by operating activities totaled $65.2 million and $48.9 million, respectively. Net income of $11.4 million for the nine months ended September 30, 2017 included significant non-cash expenses, including $40.1 million of depreciation and amortization, representing an increase of $1.3 million compared to the nine months ended September 30, 2016 and $12.5 million loss on extinguishment of debt.
Activity for the nine months ended September 30, 2017:

•	Net increase in interest expense of $0.6 million, primarily due to an increase in the accretion of deferred consideration.

•	Transaction expenses of $11.2 million
Activity for the nine months ended September 30, 2016:

•	Transaction expenses of $3.9 million
Net Cash Used in Investing Activities
For the nine months ended September 30, 2017 and 2016, our net cash used in investing activities was $73.0 million and $11.5 million, respectively.
Activity for the nine months ended September 30, 2017:

•
Purchases of property, plant and equipment of $69.9 million which includes $40.0 million in cash used for the acquisition of land in Cap Cana, Dominican Republic and $29.9 million in capital expenditures.

•	Purchase of intangibles of $0.4 million

•	Contract deposit of $2.7 million
Activity for the nine months ended September 30, 2016:

•	Purchases of property, plant and equipment of $11.8 million

•	Purchase of intangibles of $0.3 million

•	Receipt of insurance proceeds of $0.5 million
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

The following table summarizes our capital expenditures for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
Development Capital Expenditures
Hyatt Zilara Cancun	$1,551	$—
Gran Caribe Real	4,224	—
Gran Porto Real	447	—
Hyatt Ziva Puerto Vallarta	1,551	—
Hyatt Ziva and Zilara Cap Cana	4,725	—
Hyatt Ziva and Zilara Rose Hall	8,613	—
Total Development Capital Expenditures	21,111	—
Maintenance Capital Expenditures(1)	8,834	11,814
Total Capital Expenditures (2)	$29,945	$11,814
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

(2)
Total capital expenditures plus $40.0 million of cash used to purchase the land in Cap Cana totals $69.9 million as disclosed above in the net cash used in investing activities for the nine months ended September 30, 2017.

Net Cash Provided by (Used in) Financing Activities
Our net cash provided by financing activities was $112.1 million for the nine months ended September 30, 2017, compared to $37.7 million used in financing activities for the nine months ended September 30, 2016.
Activity for the nine months ended September 30, 2017:

•	Principal payments on our existing term loan of $364.1 million and our Senior Notes due 2020 of $121.6 million.

•	Proceeds from our new Term Loan of $528.7 million, net of a $1.3 million discount.

•	Payments of our deferred consideration to the selling shareholder of Real Resorts (the "Real Shareholder") of $2.5 million

•	Recapitalization as part of the business combination of $79.7 million
Activity for the nine months ended September 30, 2016:

•	Repayments of borrowings on our Revolving Credit Facility of $33.0 million

•	Principal payments on our Term Loan of $2.8 million

•	Payments of our deferred consideration to the Real Shareholder of $1.9 million
Dividends
We may only pay dividends to our shareholders if our shareholders’ equity exceeds the sum of the paid-up and called-up share capital plus the reserves as required to be maintained by Dutch law or by our articles of association.

Any amount remaining out of the profit is carried to reserve as our Board determines. After reservation by our Board of any profit, the profits which are not required to be maintained by Dutch law or by our articles of association may be declared by the shareholders, but only at the proposal of our Board. Our Board is permitted, subject to certain requirements, to declare interim dividends without the approval of the shareholders at a General Meeting. However, payments of dividends are restricted by the indenture governing our Senior Notes due 2020 and our Senior Secured Credit Facility. See “—Senior Secured Credit Facility.” No cash dividends were paid during the nine months ended September 30, 2017. We do not plan on paying cash dividends on our ordinary shares in the foreseeable future.

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
Our Senior Notes due 2020 mature on August 15, 2020 and bear interest at 8.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year. As of September 30, 2017, the aggregate outstanding principal amount of our Senior Notes due 2020 was $360.0 million.
At any time, we may redeem some or all of our Senior Notes due 2020 at the applicable redemption rate set forth below plus accrued and unpaid interest (if any):

Year of Redemption	Redemption Rate %
2017	104%
2018	102%
2019 and thereafter	100%

Our Senior Notes due 2020 are senior unsecured obligations of our wholly-owned subsidiary Playa Resorts Holding B.V. and rank equally with all other senior unsecured indebtedness of Playa Resorts Holding B.V. Our Senior Notes due 2020 are subordinated to any existing and future secured debt of Playa Resorts Holding B.V. to the extent of the value of the assets securing such debt, including our Senior Secured Credit Facility. We were in compliance with all applicable covenants under the indenture governing our Senior Notes due 2020 as of September 30, 2017.

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

Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of September 30, 2017:

	Interest Rate	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
	(%)	($ in thousands)
Revolving Credit Facility (2)	0.50%	$131	$1,014	$1,015	$161	$2,321
Term Loan (3)	4.32% - 5.39%	7,172	60,564	62,999	573,261	703,996
Senior Notes due 2020	8.00%	—	57,600	388,800	—	446,400
Cap Cana land purchase obligation(4)		—	10,625	—	—	10,625
Operating lease obligations		255	1,697	1,397	719	4,068
Total Contractual Obligations		$7,558	$131,500	$454,211	$574,141	$1,167,410
________

(1)	The period less than 1 year represents the remaining obligations in 2017.

(2)
The interest rate is the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of September 30, 2017. The interest rate for any outstanding balance on our Revolving Credit Facility is LIBOR plus 300 basis points with no LIBOR floor. LIBOR is calculated using the average forecasted one-month forward-looking LIBOR curve for each respective period.

(3)
The interest rate on our Term Loan is LIBOR plus 300 basis points with a 1% LIBOR floor. LIBOR was calculated using the average forecasted three-month forward-looking LIBOR curve for each respective period.

(4)
The remaining $10.6 million of the purchase price is due on the earlier of (i) two years from the beginning of construction or (ii) the opening of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana resorts.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and nine months ended September 30, 2017 and 2016.
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
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, deferred consideration and debt. See Note 5, “Fair Value of Financial Instruments,” to our Condensed Consolidated Financial Statements for more information.
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

Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We may use derivative financial instruments to manage exposure to this risk. We currently do not have any interest rate swaps or similar derivative instruments. As of September 30, 2017, approximately 59% of our outstanding indebtedness bore interest at floating rates and approximately 41% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $5.3 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.0 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2017 approximately 6% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are affected by movements in exchange rates.
Approximately 80% of our operating expenses for the nine months ended September 30, 2017 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2017 would have impacted our net income before tax by approximately $6.1 million. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2017 would have impacted our net income before tax by approximately $2.7 million. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2017 would have impacted our net income before tax by approximately $1.5 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk, and we do not plan to enter into any such instruments in the future.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures.    We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 as a result of the material weaknesses described below.

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

As of September 30, 2017, we have continued to take steps to remediate these identified material weaknesses. We are in the process of implementing improved processes and controls, such as a new accounting system to limit the use of manual processes and formalizing policies and procedures related to our finance and accounting and information technology. Additionally, we are working with third-party advisors to implement a monitoring environment to test the implementation of our new controls. Effectiveness will need to be successfully tested over several quarters before we can conclude that the material weaknesses have been remediated. There can be no assurance that we will be successful in making these improvements in a timely manner, or at all, and in remediating our current material weaknesses, and we may not prevent future material weaknesses from occurring.
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
Item 1A. Risk Factors.

At September 30, 2017, there have been no material changes from the risk factors previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 14, 2017, which is accessible on the SEC’s website at www.sec.gov.
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

10.1
Executive Employment Agreement, dated as of August 15, 2017, by and between Playa Resorts Management, LLC and Ryan Hymel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 17, 2017)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 7, 2017	By:	/s/ Bruce Wardinski
Bruce Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 7, 2017	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)