Form 10-K
period 2017-12-31
Playa Hotels & Resorts N.V.
filed 2018-03-01
CIK 1692412

         UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
 _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NO. 001-38012
 Playa Hotels & Resorts N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-1346104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Prins Bernhardplein 200
1097 JB Amsterdam, the Netherlands	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)
+31 20 521 49 62
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, €0.10 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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

As of June 30, 2017, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $639.3 million (based upon the closing sale price of the registrant's ordinary shares on June 30, 2017 on the NASDAQ).

As of February 27, 2018, there were 110,346,396 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

FORWARD-LOOKING STATEMENTS
This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect our current views with respect to, among other things, our capital resources, portfolio performance and results of operations. Likewise, all of our statements regarding anticipated growth in our operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;

•	the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;

•	the success and continuation of our relationship with Hyatt;

•	the volatility of currency exchange rates;

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the rebranding of two of our resorts under the all-inclusive “Panama Jack” brand;

•	our failure to successfully complete acquisition, expansion, repair and renovation projects in the timeframes and at the costs and returns anticipated;

•	significant increases in construction and development costs;

•	our ability to obtain and maintain financing arrangements on attractive terms;

•	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

•
the effectiveness of our internal controls and our corporate policies and procedures and the success and timing of the remediation efforts for the material weakness that we identified in our internal control over financial reporting;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this annual report, except as required by applicable law. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

Unless the context requires otherwise, in this annual report, we use the terms “the Company,” “Playa,” “our company,” “we,” “us,” “our” and similar references to refer to Playa Hotels & Resorts N.V., a Dutch public limited liability company (naamloze vennootschap), and, where appropriate, its subsidiaries.

Explanatory Note
At 12:00 a.m. Central European Time on March 12, 2017 (the "Closing Time"), we consummated a business combination (the "Business Combination") pursuant to a transaction agreement by and among us, Playa Hotels & Resorts B.V. (our "Predecessor") and Pace Holdings Corp. ("Pace"), an entity that was formed as a special purpose acquisition company, for the purpose of effecting a merger or other similar business combination with one or more target businesses, and New Pace Holdings Corp. In connection with the Business Combination, which is described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 14, 2017, we changed our name from Porto Holdco N.V. to Playa Hotels & Resorts N.V. In addition, in connection with the Business Combination, (i) prior to the consummation of the Business Combination, all of our Predecessor's cumulative redeemable preferred shares were purchased and were subsequently extinguished upon the reverse merger of our Predecessor with and into us, and (ii) Pace's former shareholders and our Predecessor's former shareholders received a combination of our ordinary shares and warrants as consideration in the Business Combination. Our Predecessor was the accounting acquirer in the Business Combination, and the business, properties, and management team of our Predecessor prior to the Business Combination are the business, properties, and management team of the Company following the Business Combination.
Our financial statements, other financial information and operating statistics presented in this Form 10-K reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Business Combination to December 31, 2017.

PART I
Item 1. Business.
Overview
We are a leading owner, operator, manager and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2017, we owned a portfolio consisting of 13 resorts (6,130 rooms) located in Mexico, the Dominican Republic and Jamaica and managed one resort (184 rooms) owned by a third party, located in the Dominican Republic. We believe that the resorts we own, as well as the resort we manage, are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
We believe that our resorts have a competitive advantage due to their location, extensive amenities, scale and guest-friendly design. Our portfolio is comprised of all-inclusive resorts that share the following characteristics: (i) prime beachfront locations; (ii) convenient air access from a number of North American and other international gateway markets; (iii) strategic locations in popular vacation destinations in countries with strong government commitments to tourism; (iv) high quality physical condition; and (v) capacity for further revenues and earnings growth through incremental renovation or repositioning opportunities.
We focus on the all-inclusive resort business because we believe it is a rapidly growing segment of the lodging industry that provides its guests with compelling opportunities. Our all-inclusive resorts provide guests with an attractive vacation experience that offers value and a high degree of cost certainty, as compared to traditional resorts, where the costs of discretionary food and beverage services and other amenities can be unpredictable and significant. We believe that the all-inclusive model provides more predictable revenue, expenses and occupancy rates as compared to other lodging industry business models because, among other reasons, guests at all-inclusive resorts often book and pay for their stays further in advance than guests at traditional resorts. Since stays are generally booked and paid for in advance, customers are less likely to cancel, which allows us to manage on-site expenses and protect operating margins accordingly. These characteristics of the all-inclusive model allow us to more accurately adjust certain operating costs in light of expected demand, as compared to other lodging industry business models. We also have the opportunity to generate incremental revenue by offering upgrades, premium services and amenities not included in the all-inclusive package. For the year ended December 31, 2017, approximately 58.8% of our guests came from the United States. We believe that guests from the United States purchase upgrades, premium services and amenities that are not included in the all-inclusive package more frequently than guests from other markets.
Our portfolio consists of resorts marketed under a number of different all-inclusive brands. Hyatt Ziva, Panama Jack and Dreams are all-ages brands. Sanctuary, Hyatt Zilara, THE Royal and Secrets are adults-only brands. We entered into an exclusive agreement with Panama Jack that provides us with the right to develop and own, and/or manage all-inclusive resorts under the Panama Jack brand in certain regions. We rebranded two of our resorts under the Panama Jack brand. We believe that these brands enable us to differentiate our resorts and attract a loyal guest base.
We have a strategic relationship with Hyatt, a global lodging company with widely recognized brands, pursuant to which we jointly developed the standards for the operation of the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands (the "Hyatt All-Inclusive Resort Brands"). Playa currently is the only Hyatt-approved operator of the Hyatt All-Inclusive Resort Brands and we have rebranded five of our resorts under the Hyatt All-Inclusive Resort Brands since 2013. Pursuant to the Hyatt Strategic Alliance Agreement, as amended by the First Amendment to the Hyatt Strategic Alliance Agreement (the “Hyatt Strategic Alliance Agreement”), Playa and Hyatt have provided each other a right of first offer through December 31, 2021 with respect to any proposed offer or arrangement to acquire the rights to own and operate an all-inclusive hotel property at the level of quality and service consistent with the Hyatt All-Inclusive Resort Brands (a "Hyatt All-Inclusive Opportunity") in Mexico, Costa Rica, the Dominican Republic, Jamaica and Panama (the "Market Area"). Specifically, if we intend to accept a Hyatt All-Inclusive Opportunity in the Market Area (and if Hyatt exercises the right of first offer), we must negotiate in good faith with Hyatt the terms of franchise agreement and related documents with respect to such property, provided that we acquire such property on terms acceptable to us within 60 days of offering such opportunity to Hyatt, and if Hyatt intends to accept a Hyatt All-Inclusive Opportunity in the Market Area (and if we exercise the right of first offer), Hyatt must negotiate in good faith with us the terms of a management agreement and other documents under which we would manage the resort (subject to a franchise agreement between Hyatt and the affiliate of Hyatt that would own such property), provided that Hyatt acquires such property on terms acceptable to it within 60 days of offering such opportunity to us. The Hyatt Strategic Alliance Agreement also provides that if either party is approached by a third party with respect to the management or franchising of an all-inclusive resort in the Market Area, and such third party has not identified a manager or franchisor for the resort, the parties will notify each other and provide an introduction to the third party for the purposes of negotiating a management agreement or a franchise agreement, as the case may be.

In addition to creating potential future opportunities to expand our business, we believe that our strategic relationship with Hyatt will further establish Playa as a leader in the all-inclusive resort business by providing its Hyatt All-Inclusive Resort Brand resorts access to Hyatt’s distribution channels and guest base that includes leisure travelers. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt, with respect to our Hyatt All-Inclusive Resort Brand resorts, and our company and resort websites. For the year ended December 31, 2017, 30.6% of the bookings at our Hyatt All-Inclusive Resort Brand resorts came from direct, group and World of Hyatt (previously Hyatt Gold Passport®) sources, as compared to 12.5% of the bookings at our other resorts. Direct and group bookings from all of our resorts totaled 19.4%.

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. For further discussion about our operating segments and financial information about the geographic regions in which we operate, please see Note 17 to the accompanying Consolidated Financial Statements.

Recent Developments - Sagicor Contribution

On February 26, 2018, we entered into a Share Exchange Implementation Agreement (the “Contribution Agreement”) with certain companies affiliated with the Sagicor Group (collectively, the “Sagicor Parties”). The Contribution Agreement provides that, subject to the satisfaction or waiver of certain customary and other closing conditions, the Sagicor Parties will contribute to a subsidiary of our Company a portfolio of all-inclusive resorts in Jamaica, two adjacent developable land sites and a management contract for an all-inclusive resort (the “Sagicor Assets”) in exchange for consideration consisting of, subject to adjustment pursuant to the Contribution Agreement, 20 million of our ordinary shares and $100.0 million in cash (such transaction, the “Sagicor Contribution”).

The Sagicor Assets consist of the following:

•	The Hilton Rose Hall Resort (currently 489 rooms);

•	The Jewel Runaway Bay Resort (currently 268 rooms);

•	The Jewel Dunn’s River Resort (currently 250 rooms);

•	The Jewel Paradise Cove Resort (currently 225 rooms);

•	The 88 units comprising one of the towers in the multi-tower condominium currently at Jewel Grande Resort;

•	A developable land site adjacent to The Jewel Grande Resort;

•	A developable land site adjacent to The Hilton Rose Hall Resort;

•	The management contract for a portion of the units owned by the Sagicor Parties at the Jewel Grande Resort; and

•	All rights to "The Jewel" hotel brand.

Our obligation to close the Sagicor Contribution is subject to us entering into a franchise agreement, relating to the Hilton Rose Hall Resort, with Hilton Worldwide Franchising LP on terms and conditions acceptable to us in our sole discretion. Each party’s obligation to close the Sagicor Contribution is subject to certain other conditions provided in the Contribution Agreement. The closing of the Sagicor Contribution is expected to occur in the second quarter of 2018.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from other owners, operators, developers and acquirers of all-inclusive resorts:

•
Premier Collection of All-Inclusive Resorts in Highly Desirable Locations. We believe that our portfolio represents a premier collection of all-inclusive resorts. Our resorts, a number of which have received public recognitions for excellence, are located in prime beachfront locations in popular vacation destinations, including Cancún, Playa del Carmen, Puerto Vallarta and Los Cabos in Mexico, Punta Cana in the Dominican Republic and Montego Bay in Jamaica. Guests may conveniently access our resorts from a number of North American and other international gateway markets.

•
Well-Maintained Portfolio with Significant Embedded Growth Opportunities. Our portfolio has been well-maintained and, in some cases, recently renovated and is in excellent physical condition. Since January 2014, we have made development capital improvements at seven of our resorts, including the addition of 350 rooms, of $258.9 million, or approximately $82,300 per room. We believe there are other significant opportunities within our current portfolio and the Sagicor Assets to increase revenue and Adjusted EBITDA (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) through expansions, renovations, repositionings and rebrandings of certain of our resorts. By redeveloping and rebranding our properties and offering additional amenities to our guests, we believe we can increase both occupancy and Net Package ADR (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) at these properties in order to achieve attractive risk-adjusted returns on our invested capital. For example, in late 2014, we completed the process of expanding, renovating, repositioning and rebranding our Jamaica resort, which was formerly operated as a Ritz-Carlton hotel by the previous owner. The property was rebranded under both the all-ages Hyatt Ziva brand and the adults-only Hyatt Zilara brand. We further renovated this property in 2017 by remodeling 334 remaining original rooms and building a beach spa and a fitness center, among other improvements. For the year ended December 31, 2017, our Hyatt Ziva and Hyatt Zilara Rose Hall resort in Jamaica generated Adjusted EBITDA of $16.0 million, as compared to Adjusted EBITDA of $12.6 million for the year ended December 31, 2016. In addition, in late 2015, we completed the expansion and renovation of the resort formerly known as Dreams Cancún, and we rebranded it as Hyatt Ziva Cancún. We also renovated the resort formerly known as Dreams Puerto Vallarta, and rebranded it as Hyatt Ziva Puerto Vallarta. In conjunction with these two rebrandings, we also internalized management and eliminated the management fees that we previously paid to a third-party manager with respect to these resorts. While all three rebranded resorts generated a combined Total Net Revenue (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) growth of 22.6% for the year ended December 31, 2017 compared to the corresponding 2016 period, we believe these resorts are still in their ramp-up phase and there is room for future growth in their operational results. We believe that these initiatives, which favorably impacted revenue in 2017 and 2016, will be significant drivers of future growth. We also believe that we can generate earnings growth by potentially internalizing, over time, resort management functions at the five resorts in our portfolio that we currently do not manage. In December 2017, we completed the renovation and repositioning of two of our hotels that were formerly known as Gran Caribe and Gran Porto under the Panama Jack hotel brand. We may also seek additional growth at these and other resorts through targeted, smaller investments where we believe we can achieve attractive risk-adjusted returns on our invested capital.

•
First Mover Advantage in a Highly Fragmented Industry. As exemplified by the recently announced Sagicor Contribution, we believe that we are well-positioned to pursue acquisitions in the all-inclusive segment of the lodging industry and further establish ourselves as a leading owner and operator of all-inclusive resorts. The all-inclusive resort segment is highly fragmented and includes numerous resorts owned and managed by smaller operators who often lack capital resources to maintain their competitive position. We believe that our management team’s experience with executing and integrating resort acquisitions, track record of renovating, repositioning and rebranding resorts, and relationships with premier all-inclusive resort brands, together with our developed and scalable resort management platform and strong brands, position us to grow our portfolio of all-inclusive resorts through targeted acquisitions. We believe that our ability to offer potential resort sellers the option of receiving our publicly-traded securities (instead of or in combination with cash) may provide us a competitive advantage over private buyers, as such securities can provide sellers potential appreciation from an investment in a diversified portfolio of assets. Our senior management team’s proven track record of sourcing and executing complex acquisitions has helped establish an international network of resort industry owners, including resort owners, financiers, operators, project managers and contractors. For example, our August 2013 acquisition of Real Resorts included the purchase of four resorts located in Cancún with a total of 1,577 rooms and a resort management company for consideration consisting of cash, debt and our preferred shares.

•
Exclusive Focus on the All-Inclusive Model. We believe the all-inclusive resort model is increasing in popularity as more people come to appreciate the benefits of a vacation experience that couples value and a high degree of cost certainty without sacrificing quality. We also believe that the all-inclusive model provides us with advantages over other lodging business models through relatively higher occupancy predictability and stability, and the ability to more accurately forecast resort utilization levels, which allows us to adjust certain operating costs in pursuit of both guest satisfaction and more efficient operations. Because our guests have pre-purchased their vacation packages, we also have the opportunity to earn incremental revenue if our guests purchase upgrades, premium services and amenities that are not included in the all-inclusive package. For the year ended December 31, 2017, we generated $78.2 million of this incremental revenue, representing an increase of 10.8% over the comparable period in the prior year.

•
Integrated and Scalable Operating Platform. We believe we have developed a scalable resort management platform designed to improve operating efficiency at the nine resorts we currently manage and enable us to potentially internalize the management of additional resorts we own or may acquire, as well as to proficiently manage hotels owned by third parties. Our integrated platform enables managers of each of our key functions, including sales, marketing and resort management, to observe, analyze, share and respond to trends throughout our portfolio. As a result, we are able to implement management initiatives on a real-time and portfolio-wide basis. Our resort management platform is scalable and designed to allow us to efficiently and effectively operate a robust and diverse portfolio of all-inclusive resorts, including resorts owned by us, resorts we may acquire and resorts owned by third parties that we may manage for a fee in the future without the need to incur significant capital expenditures to enhance our management platform. In regards to the anticipated Sagicor Contribution, Playa will use its existing operating platform to create significant operational synergies at the acquired properties including: preferred rates with online travel agencies and tour operators, purchasing and centralized services synergies and cost synergies by integrating several functions, including accounting, marketing, legal, procurement and insurance. Playa’s historical track record, management expertise, strong regional presence, long-term customer relationships and powerful brands will contribute to significantly improving the Sagicor portfolio’s performance.

•
Strategic Relationship with Hyatt to Develop All-Inclusive Resorts. Our strategic relationship with Hyatt, which indirectly beneficially owned approximately 10.8% of our ordinary shares as of December 31, 2017, provides us with a range of benefits, including the right to operate certain of our existing resorts under the Hyatt All-Inclusive Resort Brands in certain countries and, through December 31, 2021, certain rights with respect to the development and management of future Hyatt All-Inclusive Resort Brands resorts in the Market Area. The Hyatt Ziva brand is marketed as an all-inclusive resort brand for all-ages and the Hyatt Zilara brand is marketed as an all-inclusive resort brand for adults-only. We believe these brands are currently Hyatt’s primary vehicle for all-inclusive resort growth and demonstrate Hyatt’s commitment to the all-inclusive model. We also have, with respect to our Hyatt All-Inclusive Resort Brand resorts, access to Hyatt’s low cost and high margin distribution channels, such as Hyatt guests using the World of Hyatt guest loyalty program (which had in excess of ten million members as of December 31, 2017), Hyatt’s reservation system and website and Hyatt’s extensive group sales business. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt, with respect to our Hyatt All-Inclusive Resort Brand resorts, and our company and resort websites.

•
Experienced Leadership with a Proven Track Record. Our senior management team has an average of 30 years of experience in the lodging industry, including significant experience with all-inclusive resorts.

–
Mr. Wardinski, our Chief Executive Officer and beneficial owner of approximately 2.3% of our ordinary shares, founded our prior parent and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline Corporation (“Barceló Crestline”), an independent hotel owner, lessee and manager; and Crestline Capital Corporation (New York Stock Exchange (“NYSE”): CLJ), a then- NYSE-listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, a then-NYSE-listed owner of upscale full- service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)), and various roles with Marriott International, Inc. (“Marriott International”).

–
Mr. Stadlin, our Chief Operating Officer and Chief Executive Officer of our resort management company, was employed by Marriott International for 33 years and spent 12 years working on Marriott International’s expansion into Latin America.

–
Mr. Froemming, our Chief Marketing Officer, spent 10 years as the sales and marketing leader of Sandals Resorts International, leading the growth of its two well-known all-inclusive brands, Sandals and Beaches.

–
Mr. Hymel, our Chief Financial Officer, has over 15 years of experience working within the hospitality sector. He previously served as our Senior Vice President and Treasurer of Playa and has worked at the hotel and resort owner and operator Barceló Crestline and Crestline Capital Corporation.

Our Business and Growth Strategies
Our goal is to be the leading owner, operator, manager and developer of all-inclusive beachfront resorts in the markets we serve and to generate attractive risk-adjusted returns and provide long-term value appreciation to our shareholders by implementing the following business and growth strategies:

•
Selectively Pursue Strategic Growth Opportunities. The all-inclusive segment of the lodging industry is highly fragmented. We believe that we are well positioned to grow our portfolio through acquisitions in the all-inclusive segment of the lodging industry, such as the recently announced Sagicor Contribution. We believe that our extensive experience in all- inclusive resort operations, brand relationships, acquisition, expansion, renovation, repositioning and rebranding, established and scalable management platform and ability to offer NASDAQ-listed ordinary shares to potential resort sellers will make us a preferred asset acquirer.

•
Capitalize on Internal Growth Opportunities. An important element of our strategy is to capitalize on opportunities to seek revenue and earnings growth through our existing portfolio and resort management platform. With respect to our existing portfolio, these opportunities may include resort expansions, renovations, repositionings or rebrandings. For example, in the last four years, we have completed three major expansion, renovation, repositioning and/or rebranding projects at Hyatt Ziva and Hyatt Zilara Rose Hall, Hyatt Ziva Cancún and Hyatt Ziva Puerto Vallarta. Upon the consummation of our recently announced Sagicor Contribution, we expect the Sagicor Assets will provide significant opportunities for internal growth through resort expansions, renovations, repositionings and rebrandings. In addition, we intend to pursue opportunities to capitalize on our scalable and integrated resort management platform and our expertise and experience with managing all-inclusive resorts, by seeking to manage all-inclusive resorts owned by third parties for a fee and to potentially, over time, internalize the management of resorts we own that are currently managed by a third party. For example, in September 2017, we entered into a long-term agreement to manage the 184-room Sanctuary Resort in Cap Cana.

•
Seek Increased Operating Margins by Optimizing Sales Channels. For the year ended December 31, 2017, approximately 55.7% of our bookings were through wholesale channels. We bear the costs of wholesale bookings (i.e., commissions), which are typically higher than those of direct guest bookings. We believe that, over time, our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands, some of which are recently developed, among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt, with respect to our Hyatt All-Inclusive Resort Brand resorts, and our recently re-launched resort websites.

•
Panama Jack Relationship. We believe that there is a significant opportunity to further expand our direct-to-consumer business by rebranding some of the resorts in our current portfolio, as well as potential future hotels we may acquire or manage, to consumer-recognized brands, as we have done at our Hyatt-branded resorts. We believe our new and exclusive arrangement to develop Panama Jack brand hotels will allow us to differentiate these Panama Jack brand hotels from non-branded or under-branded resorts and drive incremental direct-to-consumer business.

Playa’s Hyatt Resort Agreements

For each Playa resort using a Hyatt All-Inclusive Brand, the Hyatt franchise agreements grant to each of Playa and any third-party owner for whom Playa serves as hotel operator (each a “Resort Owner”) the right, and such Resort Owner undertakes the obligation, to use Hyatt’s hotel system and system standards to build or convert and operate the resort subject to the agreement. Each franchise agreement between Hyatt and such Resort Owner has an initial 15-year term and Hyatt has two options to extend the term for an additional term of five years each or 10 years in the aggregate. Hyatt provides initial and ongoing training and guidance, marketing assistance, and other assistance to each Resort Owner (and Playa as the resort’s manager) in connection with the resort’s development and operation. As part of this assistance, Hyatt reviews and approves the initial design and related elements of the resort. Hyatt also arranges for the provision of certain mandatory services, as well as (at the Resort Owner’s option) certain non-mandatory services, relating to the resort’s development and operation. In return, each Resort Owner agrees to operate the resort according to Hyatt’s operating procedures and its brand, quality assurance and other standards and specifications. This includes complying with Hyatt’s requirements relating to the central reservation system, global distribution systems and alternative distribution systems. In addition to the Hyatt franchise agreement, each Hyatt franchise Resort Owner enters into additional agreements with Hyatt pertaining to the development and operation of such new Hyatt All-Inclusive Resort Brand resort, including a trademark sublicense agreement, a World of Hyatt (previously Hyatt Gold Passport®) guest loyalty program agreement, a chain marketing services agreement, and a reservations agreement.

We continue to work with Hyatt to jointly improve all aspects of the brand system and standards for the Hyatt All-Inclusive Resort Brands. Hyatt owns the intellectual property rights relating to the Hyatt All-Inclusive Resort Brands, but we will have rights to use certain innovations that Hyatt and Playa jointly developed for the Hyatt All-Inclusive Resort Brands.

The Hyatt Strategic Alliance Agreement

We have entered into the Hyatt Strategic Alliance Agreement with Hyatt pursuant to which Playa and Hyatt have provided each other a right of first offer with respect to any Hyatt All-Inclusive Opportunity in the Market Area. If Playa intends to accept a Hyatt All-Inclusive Opportunity, Playa must notify Hyatt of such Hyatt All-Inclusive Opportunity and Hyatt has 10 business days to notify Playa of its decision to either accept or reject this Hyatt All-Inclusive Opportunity. If Hyatt accepts the Hyatt All-Inclusive Opportunity, Playa must negotiate in good faith with Hyatt the terms of a franchise agreement and related documents with respect to such property, provided that Playa acquires such property on terms acceptable to Playa within 60 days of offering such opportunity to Hyatt. If Hyatt intends to accept a Hyatt All-Inclusive Opportunity, Hyatt must notify Playa and Playa has to notify Hyatt within 10 business days of its decision to either accept or reject this Hyatt All-Inclusive Opportunity. If Playa accepts the Hyatt All-Inclusive Opportunity, Hyatt must negotiate in good faith with Playa the terms of a management agreement and other documents under which Playa would manage such Hyatt All-Inclusive Resort Brand resort (subject to a franchise agreement between Hyatt and the affiliate of Hyatt that would own such property), provided that Hyatt acquires such property on terms acceptable to it within 60 days of offering such opportunity to Playa. If Playa or Hyatt fails to notify each other of its decision or declines its right of first offer within the aforementioned 10 business day period, or if Playa or Hyatt determine after good-faith discussions that we cannot reach mutual acceptance of terms under which the development property would be licensed as a Hyatt Ziva or Hyatt Zilara hotel, such right of first offer will expire and Playa or Hyatt will be able to acquire, develop and operate the property related to such Hyatt All-Inclusive Opportunity free of any restrictions. In addition, if either party is approached by a third party with respect to the management or franchising of an all-inclusive resort in the Market Area, and such third party has not identified a manager or franchisor for the resort, the parties will notify each other and provide an introduction to the third party for the purposes of negotiating a management agreement or franchise agreement, as the case may be. On February 26, 2018, we and Hyatt extended the term of the Hyatt Strategic Alliance Agreement until December 31, 2021 unless extended by each party.

AMResorts Management Agreements

Five of our resorts (Dreams Puerto Aventuras, Secrets Capri, Dreams Punta Cana, Dreams La Romana and Dreams Palm Beach) are operated by AMResorts pursuant to long-term management agreements that contain customary terms and conditions, including those related to fees, termination conditions, capital expenditures, transfers of control of parties or transfers of ownership to competitors, sales of the hotels, and non-competition and non-solicitation. We pay AMResorts and its affiliates, as operators of these resorts, base management fees and incentive management fees. In addition, we reimburse the operators for some of the costs they incur in the provision of certain centralized services. We expect that these resorts will continue to be operated by AMResorts until the expiration of all such agreements in 2022. However, we have the right to terminate the management agreement related to Dreams La Romana resort, subject to certain conditions, and we may choose to do so in order to rebrand the resort and internalize its management. We may also choose to opportunistically sell one or more of these resorts and redeploy the proceeds from any such sales, subject to certain restrictions under our Senior Secured Credit Facility (as defined below).

The Panama Jack Agreement

We have entered into a master development agreement (the “Panama Jack Agreement”) with Panama Jack. Pursuant to the Panama Jack Agreement, Panama Jack has granted us, subject to our compliance with certain development milestones, the exclusive right to develop and own and/or to manage resorts under the Panama Jack brand (the “Panama Jack Resorts”) in Antigua, Aruba, the Bahamas, Barbados, Costa Rica, the Dominican Republic, Jamaica, Mexico, Panama, St. Lucia and, subject to the lifting of various U.S. sanctions, Cuba. In addition, if Playa wishes to participate in any project to develop, convert or operate any resorts in the aforementioned countries that we believe in good faith and reasonable judgment are suitable for branding or conversion as a Panama Jack Resort, we will submit an application to Panama Jack to operate such resort as a Panama Jack Resort pursuant to the terms of the Panama Jack Agreement. Panama Jack may, in its commercially reasonable discretion, decide to approve or reject our application to operate a Panama Jack Resort. If Panama Jack approves our application, each such approved resort will be subject to a separate license agreement with Panama Jack.

We have fully rebranded and re-opened two of our existing resorts, Gran Caribe Resort and Gran Porto Resort, under the Panama Jack brand as of December 2017.

The Panama Jack Agreement has a 10 year term expiring in 2026, subject to either party’s right to terminate in the event of the other party’s (i) admission of its inability to pay its debts as they become due or assignment for the benefit of creditors, liquidation or dissolution, or commencement of a proceeding for bankruptcy, insolvency or similar proceeding, (ii) uncured breach of the Panama Jack Agreement within 30 days after delivery of written notice or (iii) knowing maintenance of false books and records or knowing submission of false or misleading reports or information to the other party.

Vacation Package Distribution Channels and Sales and Reservations

Our experienced sales and marketing team uses a strategic sales and marketing program across a variety of distribution channels through which our all-inclusive vacation packages are sold. Key components of this sales and marketing program include:

•
Targeting the primary tour operators and the wholesale market for transient business with a scalable program that supports shoulder and lower rate seasons while seeking to maximize revenue during high season, which also includes:

•	Engaging in cooperative marketing programs with leading travel industry participants;

•	Participating in travel agent promotions and awareness campaigns in coordination with tour operator campaigns, as well as independent of tour operators; and

•	Utilizing online travel leaders, such as Expedia and Booking.com, to supplement sales during shoulder and lower rate seasons;

•	Developing programs aimed at targeting consumers directly through:

•	Our company and resort websites;

•	The Hyatt website and toll free reservation telephone numbers with respect to Playa’s Hyatt All-Inclusive Resort Brand resorts;

•	The World of Hyatt (previously Hyatt Gold Passport®) guest loyalty program, with respect to Playa’s Hyatt All-Inclusive Resort Brand resorts; and

•	Our toll free reservation system that provides a comprehensive view of inventory in real time, based on demand;

•
Targeting group and incentive markets to seek and grow a strong base of corporate and event business utilizing Playa’s group sales team and fostering leads developed in conjunction with Hyatt’s group sales function;

•	Highlighting destination wedding and honeymoon programs by utilizing specialist sales agents for this growing resort category;

•	Participating in key industry trade shows targeted to the travel agent and wholesale market;

•	Engaging in online and social media, including:

•	Search engine optimization;

•	Targeted online and bounce-back advertising;

•	Social media presence via sites such as Facebook, Twitter, Instagram and Pinterest; and

•	Flash sales and special offers for high need periods;

•	Monitoring and managing TripAdvisor and other similar consumer sites; and

•	Activating a targeted public relations plan to generate media attention-both traditional and new media including travel bloggers who focus on vacation travel to Mexico and the Caribbean.

We are seeking to grow a base of business through our group and incentive sales team, as well as destination wedding business. We seek to support this base through tour operators that can help generate sales during shoulder and lower rate seasons. We also seek luxury transient business to provide high rate business during peak seasons, such as winter and spring holidays, while “bargain hunters” can be targeted through social media for last minute high need periods. This multi-pronged strategy is designed to increase Net Package RevPAR (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as generate strong occupancy through all of the resort seasons.

Insurance

Our resorts carry what we believe are appropriate levels of insurance coverage for a business operating in the lodging industry in Mexico, the Dominican Republic and Jamaica. This insurance includes coverage for general liability, property, workers’ compensation and other risks with respect to our business and business interruption coverage.

This general liability insurance provides coverage for any claim, including terrorism, resulting from our operations, goods and services and vehicles. We believe these insurance policies are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers.

Competition

We face intense competition for guests from other participants in the all-inclusive segment of the lodging industry and, to a lesser extent, from traditional hotels and resorts that are not all-inclusive. The all-inclusive segment remains a relatively small part of the broadly defined global vacation market that has historically been dominated by hotels and resorts that are not all-inclusive. Our principal competitors include other operators of all-inclusive resorts and resort companies, such as Barceló Hotels & Resorts, RIU Hotels & Resorts, IBEROSTAR Hotels & Resorts, Karisma Hotels & Resorts, AMResorts, Meliá Hotels International, Excellence Resorts and Palace Resorts, as well as some smaller, independent and local owners and operators. We compete for guests based primarily on brand name recognition and reputation, location, guest satisfaction, room rates, quality of service, amenities and quality of accommodations. In addition, we also compete for guests based on the ability of members of the World of Hyatt (previously Hyatt Gold Passport®) guest loyalty program to earn and redeem loyalty program points at our Hyatt All-Inclusive Resort Brand resorts. We believe that our strategic relationship with Hyatt provides us with a significant competitive advantage, with respect to our Hyatt All-Inclusive Resort Brand resorts, through Hyatt’s brand name recognition, as well as through Hyatt’s global loyalty program, distribution channels and other features.

Seasonality

The seasonality of the lodging industry and the location of our resorts in Mexico and the Caribbean generally result in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations and liquidity, which are consistently higher during the first quarter of each year than in successive quarters.

Cyclicality

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel and resort room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus Net Package RevPAR (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or increase in lodging supply, could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Further, many of the costs of running a resort are fixed rather than variable. As a result, in an environment of declining revenues the rate of decline in earnings is likely to be higher than the rate of decline in revenues.

Intellectual Property

We own or have rights to use the trademarks, service marks or trade names that we use or will use in conjunction with the operation of our business, including certain of Hyatt’s intellectual property under the Hyatt Resort Agreements and Panama Jack’s intellectual property under the Panama Jack Agreement and related agreements. In the highly competitive lodging industry in which we operate, trademarks, service marks, trade names and logos are very important to the success of our business.

Corporate Information

Playa Hotels & Resorts N.V. is organized as a public limited company (naamloze vennootschap) under the laws of the Netherlands. Our registered office in the Netherlands is located at Prins Bernhardplein 200, 1097 JB Amsterdam. Our telephone number at that address is +31 20 521 49 62. We maintain a website at www.playaresorts.com, which includes additional contact information. All reports that we have filed with the Securities and Exchange Commission (the "SEC") including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Employees

As of December 31, 2017, we directly and indirectly employed approximately 9,900 employees worldwide at our corporate offices and on-site at our resorts. We believe our relations with our employees are good. Of this amount, we estimate that approximately 4,600 are represented by labor unions.

Item 1A. Risk Factors.
The following discussion concerns some of the risks associated with our business and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations, the value of our ordinary shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section entitled “Forward-Looking Statements.”
Risks Related to Our Business
General economic uncertainty and weak demand in the lodging industry could have a material adverse effect on us.
Our business strategy depends significantly on demand for vacations generally and, more specifically, on demand for all-inclusive vacation packages. Weak economic conditions in the United States, elsewhere in North America, Europe and much of the rest of the world, and the uncertainty over the duration of these conditions, have had and could continue to have a negative impact on the lodging industry. We cannot provide any assurances that demand for all-inclusive vacation packages will remain consistent with or increase from current levels. If demand weakens, our operating results and growth prospects could be adversely affected. As a result, any delay in, or a weaker than anticipated, economic recovery will adversely affect our future results of operations and cash flows, potentially materially. Furthermore, a significant percentage of our guests originate in the United States and elsewhere in North America and, if travel from the United States or elsewhere in North America was disrupted and we were not able to replace those guests with guests from other geographic areas, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Additionally, most of our resorts are located in Mexico and a portion of our guests originate from Mexico and, as a result, our business is exposed to economic conditions in Mexico. If the economy of Mexico weakens or experiences a downturn, it could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Adverse changes in the economic climate, such as high levels of unemployment and underemployment, fuel price increases, declines in the securities and real estate markets, and perceptions of these conditions decrease the level of disposable income of consumers or consumer confidence and could have a material adverse effect on us.
The demand for vacation packages is dependent upon prospective travelers having access to, and believing they will continue to have access to, disposable income, and is therefore affected by international, national and local economic conditions. Adverse changes in the actual or perceived economic climate, such as high levels of unemployment and underemployment, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher taxes, and changes in governmental policies could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. For example, the worldwide economic downturn had an adverse effect on consumer confidence and discretionary income, resulting in decreased demand and price discounting in the resort sector, including in the markets we service. We cannot predict whether the economic recession will return or when, and the extent to which, economic conditions in the future will be favorable. As a result of the foregoing, we could experience a prolonged period of decreased demand and price discounting in our markets, which would negatively affect our revenues and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Terrorist acts, armed conflict, civil unrest, criminal activity and threats thereof, and other international events impacting the security of travel or the perception of security of travel could adversely affect the demand for travel generally and demand for vacation packages at our resorts, which could have a material adverse effect on us.
Past acts of terrorism have had an adverse effect on tourism, travel and the availability of air service and other forms of transportation. The threat or possibility of future terrorist acts, an outbreak, escalation and/or continuation of hostilities or armed conflict abroad, civil unrest or the possibility thereof, the issuance of travel advisories by sovereign governments, and other geo-political uncertainties have had and may have an adverse impact on the demand for vacation packages and consequently the pricing for vacation packages. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our business by reducing our profitability.
Nine of the 13 resorts in our portfolio are located in Mexico, and Mexico has experienced criminal violence for years, primarily due to the activities of drug cartels and related organized crime. These activities and the possible escalation of violence or other safety concerns, including food and beverage safety concerns, associated with them in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns,could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in violence, crime or civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future, may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects.

We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies such as hurricanes, which could have a material adverse effect on us.
Our resorts located in Mexico accounted for 65.3% of our Total Net Revenue (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2017. In addition to the matters referred to in the preceding risk factor, damage to these resorts or a disruption of their operations or a reduction of travel to them due to a hurricane or other weather-related or other emergency could reduce their revenue, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages. In addition, all of our resorts are located on beach front properties in Mexico and the Caribbean and are susceptible to weather-related emergencies, such as hurricanes. For example, our Dreams Punta Cana and Dreams Palm Beach resorts, located in Punta Cana, Dominican Republic, were both evacuated in the third quarter of 2017 and suffered property damage due to Hurricane Maria.
The all-inclusive model may not be desirable to prospective guests in the luxury segment of the resort market, which could have a material adverse effect on us.
Our portfolio is composed predominantly of luxury all-inclusive resorts. The all-inclusive resort market has not traditionally been associated with the high-end and luxury segments of the lodging industry and there is a risk that our target guests, many of whom have not experienced an all-inclusive model, will not find the all-inclusive model appealing. A failure to attract our target guests could result in decreased revenue from our portfolio and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
 Our relationship with Hyatt may deteriorate and disputes between Hyatt and us may arise. The Hyatt relationship is important to our business and, if it deteriorates, the value of our portfolio could decline significantly, and it could have a material adverse effect on us.
We are the only operator of resorts operating under the Hyatt All-Inclusive Resort Brands. However, except for the Hyatt franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hyatt All-Inclusive Resort Brands or any other Hyatt-sponsored brands. In addition, in the future, Hyatt, in its sole discretion and subject to its obligations under the Hyatt Strategic Alliance Agreement in the Market Area, may designate other third parties as authorized operators of resorts, or Hyatt may decide to directly operate resorts, under the Hyatt All-Inclusive Resort Brands or any other Hyatt brand, whether owned by third parties or Hyatt itself.
Also, and as described elsewhere in this annual report, subject to its obligations under the Hyatt Strategic Alliance Agreement, Hyatt is free to develop or license other all-inclusive resorts in the Market Area, even under the Hyatt All-Inclusive Resort Brands. Additionally, outside of the Market Area, Hyatt is free to develop or license other all-inclusive resorts under the Hyatt All-Inclusive Resort Brands and other Hyatt brands at any time.
Under the terms of our Hyatt Resort Agreements, we are required to meet specified operating standards and other terms and conditions. We expect that Hyatt will periodically inspect our resorts that carry a Hyatt All-Inclusive Resort Brand to ensure that we follow Hyatt’s standards. If we fail to maintain brand standards at one or more of our Hyatt All-Inclusive Resort Brand resorts, or otherwise fail to comply with the terms and conditions of the Hyatt Resort Agreements, then Hyatt could terminate the agreements related to those resorts and potentially all of our Hyatt resorts. Under the terms of the Hyatt franchise agreements, if, among other triggers, (i) the Hyatt franchise agreements for a certain number of Hyatt All-Inclusive Resort Brand resorts are terminated or (ii) certain persons acquire our ordinary shares in excess of specified percentage of our ordinary shares and certain mechanisms in our Articles of Association fail to operate to reduce such percentage within 30 days, Hyatt has the right to terminate the Hyatt franchise agreements for all (but not less than all) of our resorts by providing the notice specified in the franchise agreement to us and we will be subject to liquidated damage payments to Hyatt, even for those resorts that are in compliance with their Hyatt franchise agreements. If one or more Hyatt franchise agreements are terminated, the underlying value and performance of our related resort(s) could decline significantly from the loss of associated name recognition, participation in the World of Hyatt guest loyalty program, Hyatt’s reservation system and website, and access to Hyatt group sales business, as well as from the costs of “rebranding” such resorts and the payment of liquidated damages to Hyatt.
Hyatt may, in its discretion and subject to its obligations under the Hyatt Strategic Alliance Agreement, decline to enter into Hyatt franchise agreements for other all-inclusive resort opportunities that we bring to Hyatt, whether we own the properties or manage them for third-party owners.
If any of the foregoing were to occur, it could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects and the market price of our ordinary shares, and could divert the attention of our senior management from other important activities.

Our right of first offer in the Hyatt Strategic Alliance Agreement will expire on December 31, 2021 and certain provisions of our Hyatt franchise agreements impose certain restrictions on us, and such agreements are terminable under certain circumstances, any of which could have a material adverse effect on us.
Pursuant to the Hyatt Strategic Alliance Agreement, which will expire on December 31, 2021, we and Hyatt will provide each other the right of first offer with respect to any Hyatt All-Inclusive Opportunity in the Market Area and the right to receive an introduction to any third party with respect to any management or franchising opportunity in the Market Area. However, such right of first offer for Hyatt All-Inclusive Opportunities is conditioned on the originating party’s acquisition of the related property within 60 days of its offer to the receiving party. Accordingly, if, for example, Hyatt determines to acquire such property subsequent to the expiration of the aforementioned 60 day period, it would be free to do so without any obligations to Playa in respect of such property.
Subject to its obligations under the Hyatt Strategic Alliance Agreement, Hyatt is free to develop or license other all-inclusive resorts in the Market Area, even under the Hyatt All-Inclusive Resort Brands. Additionally, outside of the Market Area, Hyatt is free to develop or license other all-inclusive resorts under the Hyatt All-Inclusive Resort Brands and other Hyatt brands at any time. Similarly, subject to our obligations under the Hyatt Strategic Alliance Agreement, we will be allowed to operate any all-inclusive resort under a Playa-Developed Brand, such as the Panama Jack brand developed with Panama Jack International, Inc., a consumer products company that focuses on resort clothes and furnishings and sun care products (“Panama Jack”), provided that we implement strict informational and operational barriers between our operations with respect to the Playa-Developed Brand and our operations with respect to the Hyatt All-Inclusive Resort Brands.
In addition, if a Restricted Brand Company (defined as each of Marriott International, Hilton Worldwide Inc., Starwood Hotels & Resorts Worldwide, Inc., InterContinental Hotels Group, Accor Hotels Worldwide or any of their respective affiliates or successors) acquires any ownership interest in us, we are also required to implement strict informational and operational barriers between our operations with respect to such brand and our operations with respect to the Hyatt All-Inclusive Resort Brands.
If we do not comply with our obligations to implement these strict informational and operational barriers under the Hyatt franchise agreements, Hyatt may terminate all (but not less than all) of its franchise agreements with us by providing the notice specified in the franchise agreement to us and we will be subject to liquidated damage payments to Hyatt. As a result, such violations could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
The success of five of our resorts will depend substantially on the success of the recently developed Hyatt All-Inclusive Resort Brands, which exposes us to risks associated with concentrating a significant portion of our portfolio in a family of two recently developed related brands. There is a risk that we and Hyatt may not succeed in marketing the Hyatt All-Inclusive Resort Brands and that we may not receive the anticipated return on the investment incurred in connection with rebranding the five resorts under the Hyatt All-Inclusive Resort Brands, which could have a material adverse effect on us.
Five of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands. As a result of this concentration, our success will depend, in part, on the continued success of these recently developed brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of Hyatt and its brands is reduced or compromised, the goodwill associated with Hyatt All-Inclusive Resort Brand resorts in our portfolio would likely be adversely affected. Under the Hyatt Resort Agreements, Hyatt provides (or causes to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with Hyatt’s requirements. We cannot assure you that we and Hyatt will be successful in our marketing efforts to grow either Hyatt All-Inclusive Resort Brand. Additionally, we are not permitted under the Hyatt franchise agreements to change the brands of our resorts operating under the Hyatt All-Inclusive Resort Brands for 15 years (plus any additional years pursuant to Hyatt’s renewal options) after the opening of the relevant resorts as Hyatt All-Inclusive Resort Brand resorts, even if the brands are not successful. As a result, we could be materially and adversely affected if these brands do not succeed.
 We have agreed to indemnify Hyatt for losses related to a broad range of matters and if we are required to make payments to Hyatt pursuant to these obligations, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected.
Pursuant to the subscription agreement entered into between Hyatt and us in connection with our Predecessor’s formation transactions, we have agreed to indemnify Hyatt for any breaches of our representations, warranties and agreements in the subscription agreement, generally subject to (i) a deductible of $10 million and (ii) a cap of $50 million (other than for breaches of certain representations, for which indemnification is capped at $325 million). In addition, we have agreed to indemnify Hyatt for certain potential losses relating to the lack of operating licenses, noncompliance with certain environmental regulations, tax deficiencies, any material misstatements or omissions in the offering documentation relating to our senior notes offerings and certain indemnity obligations to our Predecessor’s prior parent. The representations and warranties we made and our related indemnification obligations survive for varying periods of time from the closing date of our Predecessor’s formation transactions in 2013 (some of which have already elapsed) and some survive indefinitely. If we are required to make future payments to Hyatt pursuant to these obligations, however, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected.
If we fail to maintain or enhance our proprietary resort brands or if we or our third party owners fail to maintain other brand standards, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected.
In addition to the Hyatt All-Inclusive Resort Brands, we own and manage resorts that use other brands, including proprietary brands. If we fail to maintain and enhance our proprietary resort brands, demand for these resorts will suffer. We cannot assure you that we will be successful in marketing such brands. With respect to resorts we own or manage for third parties that use other brands, we and such third parties will have to comply with applicable brand standards. These standards will require resort maintenance and improvements, including investments in furniture, fixtures, amenities and personnel. If we or our third party property owners fail to maintain brand standards, or otherwise fail to comply with the terms and conditions of agreements with brand owners, then our ability and the ability of our third party owners to use these brands may be terminated, which could cause our business, financial condition, liquidity, results of operations and prospects to be materially and adversely affected.
New brands, such as the Panama Jack resort brand, amenities or services that we launch in the future may not be successful, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We cannot assure you that any new brands, such as the Panama Jack brand, amenities or services we launch will be successful, or that we will recover the costs we incurred in developing the brands, amenities and services. If new brands, amenities and services are not as successful as we anticipate, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We are exposed to fluctuations in currency exchange rates, including fluctuations in (a) the value of the local currencies, in which we incur our costs at each resort, relative to the U.S. dollar, in which the revenue from each of our resorts is generally denominated, (b) the currency of our prospective guests, who may have a reduced ability to pay for travel to our resorts, relative to their ability to pay to travel to destinations with more attractive exchange rates, and (c) the value of local currencies relative to the U.S. dollar, which could impact our ability to meet our U.S. dollar-denominated obligations, including our debt service payments, any of which could have a material adverse effect on us.
The majority of our operating expenses are incurred locally at our resorts and are denominated in Mexican Pesos, the Dominican Peso or the Jamaican dollar. The net proceeds from our outstanding debt borrowings were received and are payable by our subsidiary Playa Resorts Holding B.V., in U.S. dollars and our functional reporting currency is U.S. dollars. An increase in the relative value of the local currencies, in which we incur our costs at each resort, relative to the U.S. dollar, in which our revenue from each resort is denominated, would adversely affect our results of operations for those resorts. Our current policy is not to hedge against changes in foreign exchange rates and we therefore may be adversely affected by appreciation in the value of other currencies against the U.S. dollar, or to prolonged periods of exchange rate volatility. These fluctuations may negatively impact our financial condition, liquidity and results of operations to the extent we are unable to adjust our pricing accordingly.

Additionally, in the event that the U.S. dollar increases in value relative to the currency of the prospective guests living outside the United States, our prospective guests may have a reduced ability to pay for travel to our resorts and this may lead to lower occupancy rates and revenue, which could have a material adverse effect on us, including our financial results. An increase in the value of the Mexican Peso, the Dominican Peso or the Jamaican dollar compared to the currencies of other potential destinations may disadvantage the tourism industry in Mexico, the Dominican Republic or Jamaica, respectively, and result in a corresponding decrease in the occupancy rates and revenue of our resorts as consumers may choose destinations in countries with more attractive exchange rates. In the event that this appreciation occurs, it could lead to an increase in the rates we charge for rooms in our resorts, which could result in a decrease in occupancy rates and revenue and, therefore, negatively impact our business, financial condition, liquidity, results of operations and prospects.
Furthermore, appreciation of local currencies relative to the U.S. dollar could make fulfillment of our and our subsidiaries’ U.S. dollar denominated obligations, including Playa Resorts Holding B.V.’s debt service payments, more challenging and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
The departure of any of our key personnel, including Bruce D. Wardinski, Alexander Stadlin, Ryan Hymel and Kevin Froemming, who have significant experience and relationships in the lodging industry, could have a material adverse effect on us.
We depend on the experience and relationships of our senior management team, especially Bruce D. Wardinski, the Chairman and Chief Executive Officer, Alexander Stadlin, the Chief Operating Officer, Ryan Hymel, the Chief Financial Officer, and Kevin Froemming, the Chief Marketing Officer, to manage our strategic business direction. The members of our senior management team have an average of 30 years of experience owning, operating, acquiring, repositioning, rebranding, renovating and financing hotel, resort and all-inclusive properties. In addition, our senior management team has developed an extensive network of industry, corporate and institutional relationships. Other than our Chairman and Chief Executive Officer, Bruce D. Wardinski, our Chief Financial Officer, Ryan Hymel, our Chief Operating Officer, Alexander Stadlin, and our Chief Marketing Officer, Kevin Froemming, our senior management team does not have employment agreements with us or our subsidiaries and we can provide no assurances that any of our key personnel identified above will continue their employment with us. The loss of services of any of Mr. Wardinski, Mr. Stadlin, Mr. Hymel, Mr. Froemming or another member of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could have a material adverse effect on us, including, among others, our ability to source potential investment opportunities, our relationship with global and national industry brands and other industry participants or the execution of our business strategy.
We rely on a third party, AMResorts, to manage five of our resorts and we can provide no assurance that AMResorts will manage these resorts successfully or that AMResorts will not be subject to conflicts harmful to our interests.
Pursuant to management agreements with AMResorts, five of our 13 resorts are and will be managed by AMResorts until the earlier of the sale of each such resort or the expiration date of each agreement. Other than the agreement for Dreams La Romana, which may be terminated at any time (without termination fees), these agreements do not expire until 2022. Therefore, absent payment by us of significant termination fees, until the expiration of the management agreements, we will not be able to terminate AMResorts and self-manage these resorts. We can provide no assurance that AMResorts will manage these resorts successfully. Failure by AMResorts to fully perform the duties agreed to in the management agreements or the failure of AMResorts to adequately manage the risks associated with resort operations could materially and adversely affect us. We may have differences with AMResorts and other third-party service providers over their performance and compliance with the terms of the management agreements and other service agreements. In these cases, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. In addition, AMResorts currently owns and/or manages and may in the future own and/or manage other resorts, including all-inclusive resorts in our markets that may compete with our resorts. AMResorts and its affiliates may have interests that conflict with our interests, such as incentives to favor these other resorts over our resorts as a result of more favorable compensation arrangements or by ownership interests in these resorts.
Our strategy to opportunistically acquire, develop and operate in new geographic markets may not be successful, which could have a material adverse effect on us, including our financial condition, liquidity, results of operations and prospects.
In the future, we may acquire or develop and operate resorts in geographic markets in which our management has little or no operating experience and in which potential guests are not familiar with a particular brand with which the resort is affiliated or do not associate the geographic market as an all-inclusive resort destination. As a result, we may incur costs relating to the opening, operation and promotion of such resorts that are substantially greater than those incurred in other geographic areas, and such resorts may attract fewer guests than other resorts we may acquire. Consequently, demand at any resorts that we may acquire in unfamiliar markets may be lower than those at resorts that we currently operate or that we may acquire in our existing markets. Unanticipated expenses at and insufficient demand for resorts that we acquire in new geographic markets, therefore, could materially and adversely affect us, including our financial condition, liquidity, results of operations and prospects.
Our resort development, acquisition, expansion, repositioning and rebranding projects will be subject to timing, budgeting and other risks, which could have a material adverse effect on us.
We may develop, acquire, expand, reposition or rebrand resorts (such as the two resorts we have rebranded under the Panama Jack brand) from time to time as suitable opportunities arise, taking into consideration general economic conditions. To the extent that we determine to develop, acquire, expand, reposition or rebrand resorts, we could be subject to risks associated with, among others:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	strikes or other labor issues;

•	development costs incurred for projects that are not pursued to completion;

•	investment of substantial capital without, in the case of developed or repositioned resorts, immediate corresponding income;

•	results that may not achieve our desired revenue or profit goals;

•	acts of nature such as earthquakes, hurricanes, floods or fires that could adversely impact a resort;

•	ability to raise capital, including construction or acquisition financing; and

•	governmental restrictions on the nature or size of a project.

As a result of the foregoing, we cannot assure you that any development, acquisition, expansion, repositioning and rebranding project will be completed on time or within budget or if the ultimate rates of investment return are below the returns forecasted at the time the project was commenced. If we are unable to complete a project on time or within budget, the resort’s projected operating results may be adversely affected, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Our insurance may not be adequate to cover our potential losses, liabilities and damages and we may not be able to secure insurance to cover all of our risks, which could have a material adverse effect on us.
The business of owning and managing resorts is subject to a number of risks, hazards, adverse environmental conditions, labor disputes, changes in the regulatory environment and natural phenomena such as floods, hurricanes, earthquakes and earth movements. Such occurrences could result in damage or impairment to, or destruction of, our resorts, personal injury or death, environmental damage, business interruption, monetary losses and legal liability.
While insurance is not commonly available for all these risks, we maintain customary insurance against risks that we believe are typical and reasonably insurable in the lodging industry and in amounts that we believe to be reasonable but that contain limits, deductibles, exclusions and endorsements. However, we may decide not to insure against certain risks because of high premiums compared to the benefit offered by such insurance or for other reasons. In the event that costs or losses exceed our available insurance or additional liability is imposed on us for which we are not insured or are otherwise unable to seek reimbursement, we could be materially and adversely affected, including our financial results. We may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future or at all, and some claims may not be paid. There can be no assurance that the coverage and amounts of our insurance will be sufficient for our needs.
Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations and cash flows.
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2017, we directly and indirectly employed approximately 9,900 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.
A significant number of our employees are unionized, and if labor negotiations or work stoppages were to disrupt our operations, it could have a material adverse effect on us.
Approximately half of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively and we are exposed to the risk of disruptions to our operations. Our results could be adversely affected if future labor negotiations were to disrupt our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we were unable to negotiate labor contracts on reasonable terms, we could be materially and adversely affected, including our results of operations. In addition, our ability to make adjustments to control compensation and benefits costs, rebalance our portfolio or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
 Many of our guests rely on a combination of scheduled commercial airline services and tour operator services for passenger connections, and price increases or service changes by airlines or tour operators could have a material adverse effect on us, including reducing our occupancy rates and revenue and, therefore, our liquidity and results of operations.
Many of our guests depend on a combination of scheduled commercial airline services and tour operator services to transport them to airports near our resorts. Increases in the price of airfare, due to increases in fuel prices or other factors, would increase the overall vacation cost to our guests and may adversely affect demand for our vacation packages. Changes in commercial airline services or tour operator services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings, could have a material adverse effect on us, including our occupancy rates and revenue and, therefore, our liquidity and results of operations.

Our industry is highly competitive, which may impact our ability to compete successfully with other hotel and resort brands and operators for guests, which could have a material adverse effect on us, including our operating margins, market share and financial results.
We generally operate in markets that contain numerous competitors. Each of our resort brands competes with major chains in national and international venues and with independent companies in regional markets, including with recent entrants into the all-inclusive segment of the lodging industry in the regions in which we operate. Our ability to remain competitive and to attract and retain guests depends on our success in establishing and distinguishing the recognition and reputation of our brands, our locations, our guest satisfaction, our room rates, quality of service, amenities and quality of accommodations and our overall value from offerings by others. If we are unable to compete successfully in these countries, it could have a material adverse effect on us, including our operating margins, market share and financial results.
Any joint venture investments that we make in the future could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and liquidity and disputes between our co-venturers and us.
We may co-invest in resorts in the future with third parties through partnerships or other joint ventures, acquiring non-controlling interests in or sharing responsibility for any such ventures. In this event, we would not be in a position to exercise sole decision-making authority regarding the joint venture and, in certain cases, may have little or no decision-making authority. Investments through partnerships or other joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make dubious business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our executive officers, senior management and/or directors from focusing their time and effort on our business. Consequently, action by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
Our concentration in a particular segment of a single industry limits our ability to offset the risks of a downturn in that segment, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
All of our assets are resorts and resort-related assets and we expect that all of our business will continue to be resort-related. Furthermore, our business is focused primarily on, and our acquisition strategy targets the acquisition of resorts in, the all-inclusive segment of the lodging industry (and properties that we believe can be converted into all-inclusive resorts in a manner consistent with our business strategy). This concentration exposes us to the risk of economic downturns in the lodging industry and in the all-inclusive segment of the lodging industry to a greater extent than if our portfolio also included assets from other segments of the real estate industry or other sectors of the lodging industry. As a result, we are susceptible to a downturn in the lodging industry and, in particular, to a downturn affecting the all-inclusive segment thereof. If market conditions adversely affect the lodging industry, in general, and the all-inclusive segment thereof, in particular, it could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
The ongoing need for capital expenditures at our resorts could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
Our resorts will have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. In addition, Hyatt also will require periodic capital improvements by us as a condition of maintaining the two Hyatt All-Inclusive Resort Brands. These capital improvements may give rise to the following risks:

•	possible environmental liabilities;

•	construction cost overruns and delays;

•	the decline in revenues while rooms or restaurants are out of service due to capital improvement projects;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on favorable terms, or at all;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•	disputes with Hyatt regarding compliance with the Hyatt Resort Agreements or the Hyatt Strategic Alliance Agreement; and

•	bankruptcy or insolvency of a contracted party during a capital improvement project or other situation that renders them unable to complete their work.
The costs of all these capital improvements or any of the above noted factors could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
We have substantial debt outstanding currently and may incur additional debt in the future. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our business.
As of December 31, 2017, we had approximately $906.4 million aggregate principal amount of outstanding debt obligations on a consolidated basis (which represents the principal amounts outstanding under our term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term Loan, the "Senior Secured Credit Facility"), and excludes a $2.6 million issuance discount on the Term Loan and $5.6 million of unamortized debt issuance costs). In addition, the terms of the Senior Secured Credit Facility will permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
Our substantial debt may have important consequences to you. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations;

•
require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;

•

•	place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources;

•	limit our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may adversely affect our operations;

•
cause us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limit our ability to make investments or acquisitions, dispose of assets, pay cash dividends or redeem or repurchase shares; and/or

•	limit our ability to refinance existing debt or to obtain additional financing required to fund working capital and other business needs, including capital requirements and acquisitions.
Our ability to service our significant financial obligations depends on our ability to generate significant cash flow from operations, which is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond our control, and we cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under the Revolving Credit Facility, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to fund our operations, engage in acquisitions, capital improvements or other development activities, pay our debts and other obligations and fund our other liquidity needs. If we are not able to generate sufficient cash flow from operations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all, and any additional debt financing we do obtain may significantly increase our leverage on unfavorable terms. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements and secured lenders could foreclose on their collateral, any of which could have a material adverse effect on us. In addition, the current volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us.
The agreements which govern our various debt obligations impose restrictions on our business and limit our ability to undertake certain actions.
The agreements which govern our various debt obligations, including the Senior Secured Credit Facility, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends or repurchase shares or make other distributions to shareholders;

•	make investments or acquisitions;

•	create liens or use assets as security in other transactions;

•	issue guarantees;

•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•	amend our Articles of Association or bylaws;

•	engage in transactions with affiliates; and

•	purchase, sell or transfer certain assets.

The Senior Secured Credit Facility also requires us to comply with certain financial and other covenants. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants could result in a default under the Senior Secured Credit Facility. An event of default under any of our debt agreements could permit such lenders to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the Revolving Credit Facility. If we are unable to repay debt to our lenders, or are otherwise in default under any provision governing any secured debt obligations, our secured lenders could proceed against us and against any collateral securing that debt.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Senior Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our existing and any future variable rate indebtedness would also increase and our cash available to service our other obligations and invest in our business would decrease. Furthermore, rising interest rates would likely increase our interest obligations on future fixed rate indebtedness. As a result, rising interest rates could materially and adversely affect our financial condition and liquidity.
Any mortgage debt we incur will expose us to increased risk of property losses due to foreclosure, which could have a material adverse effect on us.
Incurring mortgage debt increases our risk of property losses because any defaults on indebtedness secured by our resorts may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default. For tax purposes, a foreclosure of any nonrecourse mortgage on any of our resorts may be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. In certain of the jurisdictions in which we operate, if any such foreclosure is treated as a sale of the property and the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we could recognize taxable income upon foreclosure but may not receive any cash proceeds.
In addition, any default under our mortgage debt may increase the risk of default on our other indebtedness, including other mortgage debt. If this occurs, we may not be able to satisfy our obligations under our indebtedness, which could have a material adverse effect on us, including our financial condition, liquidity (including our future access to borrowing) and results of operations.
We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us, which could have a material adverse effect on us.
The nature of our business exposes us to the potential for disputes or legal, regulatory or other proceedings from time to time relating to tax matters, environmental matters, government regulations, including licensing and permitting requirements, food and beverages safety regulations, personal injury, labor and employment matters, contract disputes and other issues. In addition, amenities at our resorts, including restaurants, bars and swimming pools, are subject to significant regulations, and government authorities may disagree with our interpretations of these regulations, or may enforce regulations that historically have not been enforced. Such disputes, individually or collectively, could adversely affect our business by distracting our management from the operation of our business or impacting our market reputation with our guests. If these disputes develop into proceedings or judgments, these proceedings or judgments, individually or collectively, could distract our senior management, disrupt our business or involve significant expenditures and our reserves relating to ongoing proceedings, if any, may ultimately prove to be inadequate, any of which could have a material adverse effect on us, including our financial results.

Some of the resorts in our portfolio located in Mexico were constructed and renovated without certain approvals. The authority granted to the Mexican government is plenary and we can give no assurance it will not exercise its authority to impose fines, remediation measures or close part or all of the related resort(s), which could have a material adverse effect on us.
Some of the resorts in our portfolio were constructed and renovated without certain approvals at the time the construction and renovation work was carried out, as the prior owners of such resorts determined that such approvals were not required under the Mexican law. We can give no assurance that the Mexican authorities will have the same interpretation of Mexican law as the prior owners. The authority granted to the Mexican government in this regard is plenary and we can give no assurance the Mexican government will not exercise its authority to impose fines, to require us to perform remediation/restoration activities and/or to contribute to environmental trusts, and/or to close part or all of the related resort(s), which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
As of 1988, Mexican environmental laws were amended in order to establish that, among other things, any new hotel construction and certain renovations require the preparation of an environmental impact statement (“MIA”) in order to obtain an Environmental Impact Authorization (Resolutivo de Impacto Ambiental). Furthermore, since 2003 depending on each specific project, a supporting technical report (“ETJ”) is required to obtain an Authorization to Change the Use of Soil of Forestal Land (Autorización de Cambio de Uso de Suelo en Terrenos Forestales).
With respect to Real Resorts:

•
Two of the acquired resorts, Panama Jack Resorts Cancún and Hyatt Zilara Cancún, were built prior to implementation of the MIA in 1988 and, therefore, required no such authorization. However, certain renovations to these resorts were carried out after 1988 without an MIA because the prior owner determined that no authorization was needed pursuant to an exception in the Mexican law. We can give no assurance that the Mexican authorities will have the same interpretation of the applicability of the exception as the prior owner.

•
The remaining two resorts, Royal Playa del Carmen and Panama Jack Resorts Playa del Carmen, were constructed after 1988 without the required MIA and ETJ authorizations. Notwithstanding the foregoing, those resorts were operated by the prior owner, and since our Predecessor’s acquisition at the time of our Predecessor’s formation transaction have been operated by our Predecessor and us, with no interference in the normal course of business.

The consequences of failing to obtain the MIA and/or ETJ, as applicable, could result in fines of up to approximately $300,000, obligations to perform remediation/restoration activities and/or contribute to environmental trusts, and, in the case of a severe violation, a partial or total closing or a demolition of the relevant resort(s). Although we are not aware of closings or demolitions due to the failure to obtain the MIA and/or ETJ, no assurance can be given that such action will not be taken in the future.
Our wholly-owned subsidiary Playa Resorts Holding B.V. may be required to obtain a banking license and/or may be in violation of the prohibition to attract repayable funds as a result of having issued senior notes and borrowing under our Senior Secured Credit Facility, which could have a material adverse effect on us.
Under the Regulation (EU) No 575/2013 of the European Parliament and of the Council of June 26, 2013 on prudential requirements for credit institutions and investment firms and amending Regulation (EU) No 648/2012 (the “CRR”), which took effect on January 1, 2014, there is uncertainty regarding how certain key terms in the CRR are to be interpreted.

If such terms are not interpreted in a manner that is consistent with current Dutch national guidance on which Playa Resorts Holding B.V. (our wholly-owned subsidiary) relies, Playa Resorts Holding B.V. could be categorized as a “credit institution” as a consequence of borrowing under our Senior Secured Credit Facility if it is deemed to be “an undertaking the business of which is to receive deposits or other repayable funds from the public and to grant credits for its own account.” This would require it to obtain a banking license and it could be deemed to be in violation of the prohibition on conducting the business of a bank without such a license. With respect to the borrowing under our Senior Secured Credit Facility, Playa Resorts Holding B.V. could also be deemed to be in violation of the prohibition on attracting repayable funds from the public. In each such case, it could, as a result, be subject to certain enforcement measures such as a warning and/or instructions by the regulator, incremental penalty payments (last onder dwangsom) and administrative fines (bestuurlijke boete), which all may be disclosed publicly by the regulator.
There is limited official guidance at the EU level as to the key elements of the definition of “credit institution,” such as the terms “repayable funds” and “the public.” The Netherlands legislature has indicated that, as long as there is no clear guidance at the EU level, it is to be expected that the current Dutch national interpretation of these terms will continue to be taken into account for the use and interpretation thereof. Playa Resorts Holding B.V. relies on this national interpretation to reach the conclusion that a requirement to obtain a banking license is not triggered, and that the prohibitions on conducting the business of a bank without such a license and on attracting repayable funds from the public have not been violated, on the basis that (i) each lender under our Senior Secured Credit Facility has extended loans to Playa Resorts Holding B.V. for an initial amount of at least the U.S. dollar equivalent of €100,000 or has assumed rights and/or obligations vis-à-vis Playa Resorts Holding B.V. the value of which is at least the U.S. dollar equivalent of €100,000 and (ii) all senior notes which were issued by Playa Resorts Holding B.V. were in denominations which equal or are greater than the U.S. dollar equivalent of €100,000.
If European guidance is published on what constitutes “the public” as referred to in the CRR, and such guidance does not provide that the holder of a note of $150,000 or more, such as was the case with our senior notes, or the lenders under our Senior Secured Credit Facility, each providing a loan the initial amount of which exceeds the U.S. dollar equivalent of €100,000, are excluded from being considered part of “the public” and the current Dutch national interpretation of these terms is not considered to be “grandfathered,” then Playa Resorts Holding B.V. may be required to obtain a banking license, and/or may be deemed to be in violation of the prohibition on conducting the business of a bank without such a license and, with respect to our Senior Secured Credit Facility, the prohibition on attracting repayable funds from the public and, as a result may, in each case, be subject to certain enforcement measures as described above. If Playa Resorts Holding B.V. is required to obtain a banking license or becomes subject to such enforcement measures, we could be materially adversely affected.
We have identified, and our independent registered public accounting firm has communicated to us, a material weakness in our disclosure controls and procedures and internal control over financial reporting as of December 31, 2017. As a result, we have an increased risk of a material misstatement in our consolidated financial statements, and our internal control over financial reporting and our monitoring controls and processes were not effective as of such date. This material weakness has not been remediated, and it will take time for us to develop, implement and test additional information technology controls. Accordingly, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our ordinary shares.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified, and Deloitte & Touche, LLP ("Deloitte"), the independent registered public accounting firm that audited our consolidated financial statements for the years ended December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in this annual report and the related financial statement schedule included in this annual report, has communicated, an existing material weakness in our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2017, as follows:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration.

This material weakness increases the risk of a material misstatement in our financial statements.
We continue to take steps to remediate the identified material weakness. The Company has engaged a third party consulting firm to assist the Company with the implementation of a global information technology solution designed to address the elements which give rise to our material weakness, which is expected to be finalized in late 2018 or early 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the material weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.
The results of operations of our resorts may be adversely affected by various operating risks common to the lodging industry, including competition, over-supply and dependence on tourism, which could have a material adverse effect on us.
Our resorts are subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	the availability of and demand for hotel and resort rooms;

•	over-building of hotels and resorts in the markets in which we operate, which results in increased supply and may adversely affect occupancy and revenues at our resorts;

•	pricing strategies of our competitors;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates or other income;

•	international, national, and regional economic and geopolitical conditions;

•
the impact of war, crime, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats (including Travel Advisories issued by the U.S. Department of State) and civil unrest;

•

•
the impact of any economic or political instability in Mexico due to unsettled political conditions, including civil unrest, widespread criminal activity, acts of terrorism, force majeure, war or other armed conflict, strikes and governmental actions;

•	the desirability of particular locations and changes in travel patterns;

•	the occurrence of natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, and oil spills;

•
events that may be beyond our control that could adversely affect the reputation of one or more of our resorts or that may disproportionately and adversely impact the reputation of our brands or resorts;

•	taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;

•	adverse effects of a downturn in the lodging industry, especially leisure travel and tourism spending;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	necessity for periodic capital reinvestment to maintain, repair, expand, renovate and reposition our resorts;

•
the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, those associated with privacy, marketing and sales, licensing, labor, employment, the environment, and the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	the availability, cost and other terms of capital to allow us to fund investments in our portfolio and the acquisition of new resorts;

•	regional, national and international development of competing resorts;

•
increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our guests, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;

•	availability, cost and other terms of insurance;

•	organized labor activities, which could cause the diversion of business from resorts involved in labor negotiations, loss of group business, and/or increased labor costs;

•	currency exchange fluctuations;

•	trademark or intellectual property infringement; and

•	risks generally associated with the ownership of hotels, resorts and real estate, as we discuss in detail below.
Any one or more of these factors could limit or reduce the demand for our resorts or the prices our resorts are able to obtain or could increase our costs and therefore reduce the operating results of our resorts. Even where such factors do not reduce demand, resort-level profit margins may suffer if we are unable to fully recover increased operating costs from our guests. These factors could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
The seasonality of the lodging industry could have a material adverse effect on us.
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. The seasonality of the lodging industry and the location of our resorts in Mexico and the Caribbean will generally result in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations and liquidity, which are consistently higher during the first quarter of each year than in successive quarters. We can provide no assurances that these seasonal fluctuations will, in the future, be consistent with our historical experience or whether any shortfalls that occur as a result of these fluctuations will not have a material adverse effect on us.
The cyclical nature of the lodging industry may cause fluctuations in our operating performance, which could have a material adverse effect on us.
The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel and resort room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus Net Package RevPAR (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or increase in lodging supply, could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. Further, the costs of running a resort tend to be more fixed than variable. As a result, in an environment of declining revenue, the rate of decline in earnings is likely to be higher than the rate of decline in revenue.
The increasing use of Internet travel intermediaries by consumers could have a material adverse effect on us.
Some of our vacation packages are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer lodging as a commodity, by increasing the importance of price and general indicators of quality, such as “three-star downtown hotel,” at the expense of brand identification or quality of product or service. If consumers develop brand loyalties to Internet reservations systems rather than to the Hyatt All-Inclusive Resort Brands and the other brands under which our resorts are operated, the value of our resorts could deteriorate and we could be materially and adversely affected, including our financial results.
Cyber risk and the failure to maintain the integrity of internal or guest data could harm our reputation and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions or lawsuits.
We, Hyatt and our third-party resort manager collect, use and retain large volumes of guest data, including credit card numbers and other personally identifiable information, for business, marketing, and other purposes in our, Hyatt’s and our third-party resort manager’s various information technology systems, which enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. We, Hyatt and our third-party resort manager store and process such internal and guest data both at on-site facilities and at third-party owned facilities including, for example, in a third-party hosted cloud environment. The integrity and protection of our guest, employee and company data, as well as the continuous operation of our, Hyatt’s and our third-party resort manager’s systems, is critical to our business. Our guests and employees expect that we will adequately protect their personal information. The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-criminals have been recently targeting the lodging industry. We continue to develop and enhance controls and security measures to protect against the risk of theft, loss or fraudulent or unlawful use of guest, employee or company data, and we maintain an ongoing process to re-evaluate the adequacy of our controls and measures. Notwithstanding our efforts, because of the scope and complexity of their information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, employee error, negligence, fraud or other misuse. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of guest, employee or company data which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. As a result, future incidents could have a material adverse impact on us, including our business, our financial condition, liquidity and results of operations and prospects.
We face risks related to pandemic diseases, including avian flu, H1N1 flu, H7N9 flu, Ebola virus and Zika virus, which could materially and adversely affect travel and result in reduced demand for our resorts and could have a material adverse effect on us.
Our business could be materially and adversely affected by the effect of, or the public perception or a risk of, a pandemic disease on the travel industry. For example, the outbreaks of severe acute respiratory syndrome (“SARS”) and avian flu in 2003 had a severe impact on the travel industry, and the outbreaks of H1N1 flu in 2009 threatened to have a similar impact. Recently, cases of the Zika virus have been reported in regions in which our resorts are located. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our resorts are located, may adversely affect us by reducing demand for our resorts. A prolonged occurrence of SARS, avian flu, H1N1 flu, H7N9 flu, Ebola virus, Zika virus or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our resorts and could have a material adverse effect on us.
We may be subject to unknown or contingent liabilities related to our existing resorts and resorts that we acquire, which could have a material adverse effect on us.
Our existing resorts and resorts that we may in the future acquire may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to our existing resorts and any future acquisitions of resorts by us may not survive the closing of the transactions. Furthermore, indemnification under such agreements may not exist or be limited and subject to various exceptions or materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the transferors or sellers of their representations and warranties or other prior actions by the sellers. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these resorts may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us, including our business, financial condition, liquidity, results of operations and prospects.
Conducting business internationally may result in increased risks and any such risks could have a material adverse effect on us.
We operate our business internationally and plan to continue to develop an international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increase in duties and taxes, risks relating to anti-bribery laws, such as the FCPA, as well as changes in laws and policies affecting vacation businesses, or governing the operations of foreign-based companies. Because some of our expenses are incurred in foreign currencies, we are exposed to exchange rate risks. Additional risks include interest rate movements, imposition of trade barriers and restrictions on repatriation of earnings. Any of these risks could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
We could be exposed to liabilities under the FCPA and other anti-corruption laws and regulations, including non-U.S. laws, any of which could have a material adverse impact on us.
We have international operations, and as a result are subject to compliance with various laws and regulations, including the FCPA and other anti-corruption laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents or other entities. The FCPA also requires companies to make and keep books and records and accounts which, in reasonable detail, reflect their transactions, including the disposition of their assets. We have implemented, and will continue to evaluate and improve, safeguards and policies designed to prevent violations of various anti-corruption laws that prohibit improper payments or offers of payments to foreign officials or their agents or other entities for the purpose of conducting business, and we are in the process of expanding our training program. The countries in which we own resorts have experienced governmental corruption to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Despite existing safeguards and any future improvements to our policies and training, we will be exposed to risks from deliberate, reckless or negligent acts committed by our employees or agents for which we might be held responsible. Failure to comply with these laws or our internal policies could lead to criminal and civil penalties and other legal and regulatory liabilities and require us to undertake remedial measures, any of which could have a material adverse impact on us, including our business, financial condition, liquidity, results of operations and prospects.
Our existing resorts and resorts that we may acquire may contain or develop harmful mold that could lead to liability for adverse health effects and costs of remediating the problem, either of which could have a material adverse effect on us.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the resorts in our portfolio or resorts that we may acquire may contain microbial matter, such as mold and mildew, which could require us to undertake a costly remediation program to contain or remove the mold from the affected resort. Furthermore, we can provide no assurances that we will be successful in identifying harmful mold and mildew at resorts that we seek to acquire, which could require us to take remedial action at acquired resorts. The presence of significant mold could expose us to liability from guests, employees and others if property damage or health concerns arise, which could have a material adverse effect on us, including our results of operations.
Climate change may adversely affect our business, which could materially and adversely affect us.
To the extent that climate change does occur, we may experience changes in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature, which may result in physical damage or a decrease in demand for our properties, all of which are located in coastal beachfront locations that are vulnerable to significant property damage from severe weather events, including hurricanes. Should the impact of climate change be material in nature, we could be materially and adversely affected, including our financial condition, liquidity and results of operations. In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of the properties in order to comply with such regulations. Actual or anticipated losses resulting from the consequences of climate change could also impact the cost or availability of insurance.

 Illiquidity of real estate investments could significantly impede our ability to sell resorts or otherwise respond to adverse changes in the performance of our resorts, which could have a material adverse effect on us.
Because real estate investments are relatively illiquid, our ability to sell one or more resorts promptly for reasonable prices in response to changing economic, financial and investment conditions will be limited. The real estate market is affected by many factors beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest and tax rates and in the availability and cost and other terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•
civil unrest, widespread criminal activity, and acts of nature, including hurricanes, earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.

We may decide to sell resorts in the future. We cannot predict whether we will be able to sell any resort for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a resort.
During the recent economic recession, the availability of credit to purchasers of hotels and resorts and financing structures, such as commercial mortgage-backed securities, which had been used to finance many hotel and resort acquisitions in prior years, was reduced. Subsequent to such economic recession, such credit availability and financing structures have been inconsistent from time to time. If financing for hotels and resorts is not available on attractive terms or at all, it will adversely impact the ability of third parties to buy our resorts. As a result, we may hold our resorts for a longer period than we would otherwise desire and may sell resorts at a loss.
In addition, we may be required to expend funds to correct defects or to make improvements before a resort can be sold. We can provide no assurances that we will have funds available, or access to such funds, to correct those defects or to make those improvements. In acquiring a resort, we may agree to lock-out provisions or tax protection agreements that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our resorts or a need for liquidity could materially and adversely affect us, including our financial results.
We could incur significant costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on us.
Our resorts are subject to various international, national, regional and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of property, to perform or pay for the clean-up of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from our property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused, such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned a property at the time it was or became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell resorts. Contamination at, on, under or emanating from our resorts also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our resorts, environmental laws also may impose restrictions on the manner in which our property may be used or our business may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
In addition, our resorts are subject to various international, national, regional and local environmental, health and safety regulatory requirements that address a wide variety of issues. Some of our resorts routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (e.g., swimming pool chemicals). Our resorts incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable laws.

Liabilities and costs associated with contamination at, on, under or emanating from our properties, defending against claims, or complying with environmental, health and safety laws could be significant and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We can provide no assurances that (i) changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or (ii) the current environmental condition of our resorts will not be affected by our operations, by the condition of the resorts in the vicinity of our resorts, or by third parties unrelated to us. The discovery of material environmental liabilities at our resorts could subject us to unanticipated significant costs, which could result in significant losses. Please see “Risk Factors — Risks Related to Our Business — We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us, which could have a material adverse effect on us” as to the possibility of disputes or legal, regulatory or other proceedings that could adversely affect us.
The tax laws, rules and regulations (or interpretations thereof) in the jurisdictions in which we operate may change, which could have a material adverse effect on us.
We generally seek to structure our business activities in the jurisdictions in which we operate in a manner that is tax-efficient, taking into account the relevant tax laws, rules and regulations. However, tax laws, rules and regulations in these jurisdictions are complex and are subject to change as well as subject to interpretation by local tax authorities and courts. There can be no assurance that these tax laws, rules and regulations (or interpretations thereof) will not change, possibly with retroactive effect, or that local tax authorities may not otherwise successfully assert positions contrary to those taken by us. In any such case, we may be required to operate in a less tax-efficient manner, incur costs and expenses to restructure our operations and/or owe past taxes (and potentially interest and penalties), which in each case could negatively impact our operations. For example, we will need to renegotiate our agreements which determine our taxes in the Dominican Republic, known as advanced pricing agreements, with The Ministry of Finance of the Dominican Republic in 2019 when our current agreements expire. There is no certainty that the approved tax arrangements in this jurisdiction will be similar to our current arrangements.
 Increases in property taxes would increase our operating costs, which could have a material adverse effect on us.
Each of our resorts is subject to real and personal property taxes, especially upon any development, redevelopment, rebranding, repositioning and renovation. These taxes may increase as tax rates change and as our resorts are assessed or reassessed by taxing authorities. If property taxes increase, we would incur a corresponding increase in our operating expenses, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Failure to consummate or delay in consummating the Sagicor Contribution, for any reason, could have a material adverse effect on us.
The consummation of the Sagicor Contribution is subject to a number of conditions that must be fulfilled to consummate the transaction. These conditions, some of which are outside of our control, include: satisfaction of the obligations of both parties under the applicable transaction documents; payment of the applicable consideration due in the Sagicor Contribution; completed regulatory and third party approvals; the continued accuracy of the representations and warranties of both parties subject to specified materiality standards; and the performance of both parties of their covenants and agreements. These conditions to the closing of the Sagicor Contribution may not be fulfilled and, accordingly, the transaction may not be consummated or could be delayed. If we fail to consummate the Sagicor Contribution in a timely matter, or at all, the market price of our ordinary shares may decline to the extent that the current market price of our ordinary shares reflects an assumption that the transaction will be consummated. In addition, we have incurred due diligence, legal, accounting and other third party costs in connection with the transaction that we would still have to pay even if the transaction is not consummated.
Although we expect the Sagicor Contribution to result in benefits, we may not be able to successfully realize all of these benefits, or those benefits may take longer or require greater capital expenditures to realize than anticipated.
Even if we consummate the Sagicor Contribution, the acquisition may not perform in accordance with our expectations. For example, we may decide to make substantial capital expenditures on development activities at the Sagicor Assets, and expect to incur other expenses relating to, among other things, redevelopment and rebranding activities. The actual timing and amount of these capital expenditures and other expenses may significantly exceed our expectations and, in such case, could negatively impact our results of operations and liquidity. Similarly, our anticipated returns on these capital expenditures may not materialize. When development and redevelopment activities are ongoing at an operating resort, such activities may adversely affect the results of these properties during and after these activities. In addition, our ability to realize the anticipated benefits of the Sagicor Contribution will depend on our ability to operate the contributed properties in a manner that realizes anticipated synergies. If we are not able to realize these benefits, our results and financial condition could suffer.

We may be subject to unknown or contingent liabilities related to the Sagicor Contribution for which we may have no or limited recourse.
The properties subject to the Sagicor Contribution may be subject to unknown or contingent liabilities for which we may have no or limited recourse. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with the Sagicor Contribution may exceed our expectations, which could have a material adverse effect on us.
Risks Related to Ownership of Our Ordinary Shares
The rights of our shareholders and the duties of our directors are governed by Dutch law, our Articles of Association and internal rules and policies adopted by our board of directors (the "Board"), and differ in some important respects from the rights of shareholders and the duties of members of a board of directors of a U.S. corporation.
Our corporate affairs, as a Dutch public limited liability company (naamloze vennootschap), are governed by our Articles of Association, internal rules and policies adopted by our Board and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the duties of our directors under Dutch law are different from the rights of shareholders and/or the duties of directors of a corporation organized under the laws of U.S. jurisdictions. In the performance of its duties, our Board is required by Dutch law to consider our interests and the interests of our shareholders, our employees and other stakeholders (e.g., our creditors, guests and suppliers) as a whole and not only those of our shareholders, which may negatively affect the value of your investment.
In addition, the rights of our shareholders, including for example the rights of shareholders as they relate to the exercise of shareholder rights, are governed by Dutch law and our Articles of Association and such rights differ from the rights of shareholders under U.S. law. For example, if we engaged in a merger, Dutch law would not grant appraisal rights to any of our shareholders who wished to challenge the consideration to be paid to them upon such merger (without prejudice, however, to certain cash exit rights offered under Dutch law in certain circumstances).
We are organized and existing under the laws of the Netherlands, and, as such, the rights of our shareholders and the civil liability of our directors and executive officers are governed in certain respects by the laws of the Netherlands.
We are organized and existing under the laws of the Netherlands, and, as such, the rights of our shareholders and the civil liability of our directors and executive officers are governed in certain respects by the laws of the Netherlands. The ability of our shareholders in certain countries other than the Netherlands to bring an action against us, our directors and executive officers may be limited under applicable law. In addition, substantially all of our assets are located outside the United States. As a result, it may not be possible for shareholders to effect service of process within the United States upon us or our directors and executive officers or to enforce judgments against us or them in U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States. In addition, it is not clear whether a Dutch court would impose civil liability on us or any of our directors and executive officers in an original action based solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Netherlands.
As of the date of this annual report, there is no treaty in effect between the United States and the Netherlands providing for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. With respect to choice of court agreements in civil or commercial matters, it is noted that the Hague Convention on Choice of Court Agreements entered into force for the Netherlands, but has not entered into force for the United States. Accordingly, a judgment rendered by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment for the payment of money rendered by a court in the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to a foreign judgment if (i) the jurisdiction of the foreign court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the foreign court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging) and (iii) binding effect of such foreign judgment is not contrary to Dutch public order and (iv) the judgment by the foreign court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for acknowledgment in the Netherlands. Even if such a foreign judgment is giving binding effect, a claim based thereon may, however, still be rejected if the foreign judgment is not or no longer formally enforceable.
Based on the lack of a treaty as described above, U.S. investors may not be able to enforce against us or our directors, representatives or certain experts named herein who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

Under our Articles of Association, and certain other contractual arrangements between us and our directors, we indemnify and hold our directors harmless against all claims and suits brought against them, subject to limited exceptions. There is doubt, however, as to whether U.S. courts would enforce such indemnity provisions in an action brought against one of our directors in the United States under U.S. securities laws.
We do not currently anticipate paying dividends on our ordinary shares in the foreseeable future.
Our Articles of Association prescribe that some or all of our profits or reserves appearing from our annual accounts adopted by the general meeting of shareholders of the Company ("General Meeting") may be distributed as dividends to the holders of our ordinary shares, subject to the appropriate record date, by the General Meeting at the proposal of our Board (or without a proposal of the Board, provided that the General Meeting passes the resolution with a majority of at least two-thirds of the votes cast). We will have power to make distributions to shareholders only to the extent that our equity exceeds the sum of the paid and called-up portion of our share capital and the reserves that must be maintained in accordance with provisions of Dutch law or our Articles of Association. In addition, payments of dividends are restricted by our Senior Secured Credit Facility. We may not make any distribution of profits on shares held by us as treasury shares and such treasury shares will not be taken into account when determining the profit entitlement of our shareholders. Our Board determines whether and how much of the profit shown in the adopted annual accounts it will reserve and the manner and date of any dividend. All calculations to determine the amounts available for dividends will be based on our company-only annual accounts, which may be different from our consolidated financial statements, such as those included in this annual report. In addition, our Board is permitted, subject to certain requirements, to declare interim dividends without the approval of the shareholders. We may reclaim any distributions, whether interim or not interim, made in contravention of certain restrictions of Dutch law from shareholders that knew or should have known that such distribution was not permissible. In addition, on the basis of Dutch case law, if after a distribution we are not able to pay our due and collectable debts, then our shareholders or directors who at the time of the distribution knew or reasonably should have foreseen that result may be liable to our creditors. We have never declared or paid any cash dividends and we have no plan to declare or pay any dividends in the foreseeable future on our ordinary shares. We currently intend to retain our capital resources for reinvestment in our business.
Since we are a holding company, our ability to pay dividends will be dependent upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual prohibitions and other limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us.
Each of TPG Global, LLC, Farallon Capital Management, L.L.C. and Hyatt own a significant portion of our ordinary shares and have representation on our Board. Any of these investors may have interests that differ from those of other shareholders.
Approximately 7.8% of our outstanding ordinary shares are beneficially owned by TPG Pace Sponsor, LLC ("Pace Sponsor"), an affiliate of TPG Global, LLC. In addition, three of our directors were designated by Pace Sponsor. As a result, Pace Sponsor may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Pace Sponsor and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and one or more individuals affiliated with Pace Sponsor are members of our Board and/or one or more committees thereof, Pace Sponsor may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. Pace Sponsor’s influence over our management could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Additionally, Pace Sponsor is in the business of making investments in companies and owning real estate, and Pace Sponsor may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Pace Sponsor may also pursue acquisition opportunities that may be complementary to (or competitive with) our business, and as a result those acquisition opportunities may not be available to us. Prospective investors in our ordinary shares should consider that the interests of Pace Sponsor may differ from their interests in material respects.
Approximately 27.2% of our outstanding ordinary shares are beneficially owned by Cabana Investors B.V. and Playa Four Pack, L.L.C. (collectively, “Cabana”), each of which is an affiliate of Farallon Capital Management, L.L.C. (“Farallon”). In addition, two of our directors were designated by Cabana. As a result, Cabana may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Cabana and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and one or more individuals designated by Cabana are members of our Board and/or one or more committees thereof, both Cabana and Farallon may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. Cabana’s concentration of ownership could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Additionally, Farallon-advised funds, including those that are in the business of making investments in companies and owning other hotels, may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Farallon may also pursue acquisition opportunities that may be complementary to, or competitive with, our business, and as a result those acquisition opportunities may not be available to us. Prospective investors in our ordinary shares should consider that the interests of Farallon and Cabana may differ from their interests in material respects.
Approximately 10.8% of our outstanding ordinary shares are beneficially owned by HI Holdings Playa B.V. ("HI Holdings Playa"), an affiliate of Hyatt. In addition, one of our directors was designated by HI Holdings Playa and is currently an employee of Hyatt. As a result, HI Holdings Playa and Hyatt may be able to influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. HI Holdings Playa’s concentration of ownership could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Additionally, Hyatt owns and franchises other hotels, and Hyatt may from time to time acquire and hold interests in, subject to the Hyatt Strategic Alliance Agreement, businesses that compete directly or indirectly with us or that supply us and/or its subsidiaries with goods and services. Hyatt may also pursue acquisition opportunities that may be complementary to or competitive with our business, and as a result those acquisition opportunities may not be available to us. Also, the loss of any Hyatt Resort Agreement or the Hyatt Strategic Alliance Agreement is likely to have a material adverse effect on us. Prospective investors in our ordinary shares should consider that the interests of Hyatt and HI Holdings Playa may differ from their interests in material respects.
Provisions of our Articles of Association or Dutch corporate law might deter or discourage acquisition bids for us that shareholders might consider to be favorable and prevent or frustrate any attempt to replace or remove our Board at the time of such acquisition bid.
Certain provisions of our Articles of Association may make it more difficult for a third party to acquire control of us or effect a change in our Board. These provisions include:

•
A provision that our directors are appointed by our General Meeting at the binding nomination of our Board. Such binding nomination may only be overruled by the General Meeting by a resolution adopted by at least a majority of the votes cast, if such votes represent more than 50% of our issued share capital.

•
A provision that our shareholders at a General Meeting may suspend or remove directors at any time. A resolution of our General Meeting to suspend or remove a director may be passed by a majority of the votes cast, provided that the resolution is based on a proposal by our Board. In the absence of a proposal by our Board, a resolution of our General Meeting to suspend or remove a director shall require a vote of at least a majority of the votes cast, if such votes represent more than 50% of our issued share capital.

•
A requirement that certain actions can only be taken by the General Meeting with at least two-thirds of the votes cast, unless such resolution is passed at the proposal by our Board, including an amendment of our Articles of Association, the issuance of shares or the granting of rights to subscribe for shares, the limitation or exclusion of preemptive rights, the reduction of our issued share capital, the application for bankruptcy, the making of a distribution from our profits or reserves on our ordinary shares, the making of a distribution in the form of shares in our capital or in the form of assets, instead of cash, the entering into of a merger or demerger, our dissolution and the designation or granting of authorizations such as the authorization to issue shares and to limit or exclude preemptive rights. Our General Meeting adopted a resolution to grant such authorizations to our Board.

•
A provision prohibiting (a) a “Brand Owner” (which generally means a franchisor, licensor or owner of a hotel concept or brand that has at least 12 all-inclusive resorts and that competes with any Hyatt All-Inclusive Resort Brand resort) from acquiring our ordinary shares such that the Brand Owner (together with its affiliates) acquires beneficial ownership in excess of 15% of our outstanding shares, or (b) a "Restricted Brand Company" from acquiring our ordinary shares such that the Restricted Brand Company (together with its affiliates) acquires beneficial ownership in excess of 5% of our outstanding ordinary shares. Upon becoming aware of either share cap being exceeded, we will send a notice to such shareholder informing such shareholder of a violation of this provision and granting the shareholder two weeks to dispose of such excess ordinary shares to an unaffiliated third party. Such notice will immediately trigger the transfer obligation and suspend the right to attend our General Meeting and voting rights (together, “Shareholder Rights”) of the shares exceeding the cap. If such excess shares are not disposed by such time, (i) the Shareholder Rights on all shares held by the shareholder exceeding the share cap will be suspended until the transfer obligations have been complied with, (ii) we will be irrevocably authorized under our Articles of Association to transfer the excess shares to a foundation until sold to an unaffiliated third party and (iii) such foundation shall issue depositary receipts for the ordinary shares concerned to the relevant Brand Owner or Restricted Brand Company for as long as those ordinary shares are held by the foundation.
Such provisions could discourage a takeover attempt and impair the ability of shareholders to benefit from a change in control and realize any potential change of control premium. This may adversely affect the market price of the ordinary shares.
Our General Meeting has authorized our Board to issue and grant rights to subscribe for our ordinary shares, up to the amount of the authorized share capital (from time to time) and limit or exclude preemptive rights on those shares, in each case for a period of five years from the date of the resolution. Accordingly, an issue of our ordinary shares may make it more difficult for a shareholder or potential acquirer to obtain control over our General Meeting or us.
Provisions of our franchise agreements with Hyatt might deter acquisition bids for us that shareholders might consider to be favorable and/or give Hyatt the right to terminate such agreements if certain persons obtain and retain more than a specified percentage of our ordinary shares.
Certain provisions of our franchise agreements with Hyatt may make it more difficult for certain third parties to acquire more than a specified percentage of issued ordinary shares. Our franchise agreements with Hyatt and our Articles of Association both contain a provision prohibiting (a) a Brand Owner from acquiring issued ordinary shares such that the Brand Owner (together with its affiliates) acquires beneficial ownership in excess of 15% of issued and outstanding ordinary shares, and (b) a Restricted Brand Company from acquiring issued ordinary shares such that the Restricted Brand Company (together with its affiliates) acquires beneficial ownership in excess of 5% of issued and outstanding ordinary shares. Upon becoming aware of either share cap being exceeded, we must send a notice to such shareholder informing such shareholder of a violation of this provision and granting the shareholder two weeks to dispose of such excess ordinary shares to an unaffiliated third party. Such notice will immediately trigger the transfer obligation and suspend the Shareholder Rights of ordinary shares exceeding the share cap. If such excess ordinary shares are not disposed by such time, (i) the Shareholder Rights on all ordinary shares held by the shareholder exceeding the share cap will be suspended until the transfer obligations have been complied with and (ii) we will be irrevocably authorized under our Articles of Association to transfer the excess ordinary shares to a foundation until sold to an unaffiliated third party. Our franchise agreements provide that, if the excess ordinary shares are not transferred to a foundation or an unaffiliated third party within 30 days following the earlier of the date on which a public filing is made with respect to either share cap being exceeded and the date we become aware of either share cap being exceeded, Hyatt will have the right to terminate all (but not less than all) of its franchise agreements with us by providing the notice specified in the franchise agreement to us and we will be subject to liquidated damage payments to Hyatt. In the event that any Brand Owner or Restricted Brand Company acquires any ownership interest in us, we will be required to establish and maintain controls to protect the confidentiality of certain Hyatt information and will provide Hyatt with a detailed description and evidence of such controls.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which is likely to negatively affect our business and the market price of our ordinary shares.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. In fact, such testing has revealed a deficiency in our internal controls over financial reporting that has been deemed to be a material weakness. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our ordinary shares.
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

The market price and trading volume of our ordinary shares may be volatile and could decline significantly.
The stock markets, including the NASDAQ Capital Market (“NASDAQ”) on which our ordinary shares are traded under the symbol “PLYA” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our ordinary shares, the market price of our ordinary shares may be volatile and could decline significantly. In addition, the trading volume in our ordinary shares may fluctuate widely and cause significant price variations to occur. If the market price of our ordinary shares declines significantly, you generally will be unable to resell your ordinary shares at or above the market price of our ordinary shares and may be unable to resell your ordinary shares above the market price at which you purchased such ordinary shares. We cannot assure you that the market price of our ordinary shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this annual report;

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, results of operations, level of indebtedness, liquidity or financial condition;

•	additions and departures of key personnel;

•	failure to comply with the requirements of the NASDAQ;

•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our ordinary shares;

•	publication of research reports about us, our resorts, the all-inclusive segment of the lodging industry or the lodging industry generally;

•	the performance and market valuations of other similar companies;

•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

•	speculation in the press or investment community;

•
actual, potential or perceived control, accounting or reporting problems, including a failure to remediate our current material weakness in the effectiveness of our internal control over financial reporting in a timely manner; and

•	changes in accounting principles, policies and guidelines.
In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our ordinary shares and may be dilutive to existing shareholders.
In the future, we may incur debt or issue equity ranking senior to our ordinary shares. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our ordinary shares. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our ordinary shares and be dilutive to existing shareholders.
Our shareholders may not have any preemptive rights in respect of future issuances of our ordinary shares.
In the event of an increase in our share capital, our ordinary shareholders are generally entitled under Dutch law to full preemptive rights, unless these rights are limited or excluded either by a resolution of the General Meeting or by a resolution of our Board (if our Board has been authorized by the General Meeting for this purpose), or where shares are issued to our employees or a group company (i.e., certain affiliates, subsidiaries or related companies) or where shares are issued against a non-cash contribution, or in case of an exercise of a previously acquired right to subscribe for shares. The same preemptive rights apply when rights to subscribe for shares are granted.
Preemptive rights may be excluded by our Board on the basis of the irrevocable authorization of the General Meeting to our Board for a period of five years from the date of this authorization with respect to the issue of our ordinary shares up to the amount of the authorized share capital (from time to time). The General Meeting has delegated the authority to issue our ordinary shares and grant rights to purchase our ordinary shares up to the amount of our authorized share capital (from time to time) to our Board for that same period.
Accordingly, holders of our ordinary shares may not have any preemptive rights in connection with, and may be diluted by an issue of our ordinary shares and it may be more difficult for a shareholder to obtain control over our General Meeting. Certain of our shareholders outside the Netherlands, in particular, U.S. shareholders, may not be allowed to exercise preemptive rights to which they are entitled, if any, unless a registration statement under the Securities Act is declared effective with respect to our ordinary shares issuable upon exercise of such rights or an exemption from the registration requirements is available.
We are not obligated to and do not comply with all the best practice provisions of the Dutch Corporate Governance Code (the "DCGC"). This could adversely affect your rights as a shareholder.
As we are incorporated under Dutch law and our ordinary shares have been listed on a government-recognized stock exchange (i.e., the NASDAQ), we are subject to the DCGC. The DCGC contains both principles and best practice provisions for our Board, shareholders and the General Meeting, financial reporting, auditors, disclosure compliance and enforcement standards.
 The DCGC is based on a “comply or explain” principle. Accordingly, we are required to disclose in our annual management report publicly filed in the Netherlands, whether or not we are complying with the various provisions of the DCGC. If we do not comply with one or more of those provisions (e.g., because of a conflicting NASDAQ requirement or U.S. market practice), we are required to explain the reasons for such non-compliance in our annual management report.
We acknowledge the importance of good corporate governance. However, we do not comply with all the provisions of the DCGC, to a large extent because such provisions conflict with or are inconsistent with the corporate governance rules of the NASDAQ and U.S. securities laws that apply to us, or because we believe such provisions do not reflect customary practices of global companies listed on the NASDAQ. This could adversely affect your rights as a shareholder and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the DCGC.
We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies make our ordinary shares less attractive to investors, the market price of our ordinary shares could decline significantly and the trading volume could be more volatile.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following September 16, 2020, the fifth anniversary of Pace’s initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our ordinary shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our ordinary shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our ordinary shares and the market price and trading volume of our ordinary shares may be more volatile and decline significantly.
We are incurring and will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly after we are no longer an emerging growth company, we are incurring and will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ, the Dutch Financial Supervision Act, the Dutch Financial Reporting Supervision Act (Wet op het financieel toezicht), the DCGC and other applicable securities rules and rules and regulations promulgated under the foregoing impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives and corporate governance practices.
These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices and control environment process improvements.
If, based on Mexican law, the accounting value of our ordinary shares is derived more than 50% from property in Mexico, it could result in the imposition of tax on a selling shareholder who is not eligible to claim benefits under the income tax treaty between Mexico and the United States or under any other favorable income tax treaty with Mexico.
According to article 161 of the Income Tax Law of Mexico, the transfer by a nonresident of Mexico of shares in an entity where the accounting value of the transferred shares is derived, directly or indirectly, from more than 50% from immovable property located in Mexico could be subject to Mexican income tax. The applicable Mexican law does not provide for the method to be followed in making this calculation. The income tax rate in Mexico for the disposal of shares by nonresidents is currently either 25% of the gross sale proceeds or, if certain conditions are met, 35% of the net gain. Withholding of 25% of gross sale proceeds is required of the buyer only if the latter is a Mexican resident. A Mexican nonresident subject to tax under article 161 may be eligible to claim exemption from taxation or a reduced tax rate under an applicable income tax treaty with Mexico, such as the income tax treaty between Mexico and the United States. A determination of whether the accounting value of our ordinary shares is derived, directly or indirectly, more than 50% from immovable property located in Mexico is subject to interpretations of the applicable law and will be affected by various factors with regard to us that may change over time. If, at the time of a transfer of our ordinary shares, the accounting value of our ordinary shares is derived, directly or indirectly, from more than 50% from immovable property located in Mexico and article 161 were applied to such transfer, it could result in the imposition of the above-mentioned tax on a selling shareholder who is not eligible to claim benefits under the income tax treaty between Mexico and the United States or under any other favorable income tax treaty with Mexico.
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
The following table presents an overview of our resorts, 13 of which we own in their entirety. We manage eight of our resorts and a third party, AMResorts, manages five of our resorts. We also manage one resort owned by a third party. The table below is organized by our three geographic business segments: the Yucatán Peninsula, the Pacific Coast and the Caribbean Basin.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	307
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	2002; 2009; 2017	458
THE Royal Playa del Carmen	Playa del Carmen, Mexico	THE Royal (adults-only)	Playa	1985; 2009	513
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Caribbean Basin
Dreams La Romana	La Romana, Dominican Republic	Dreams (all ages)	AMResorts	1997; 2008	756
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva and Hyatt Zilara Rose Hall(2)	Montego Bay, Jamaica	Hyatt Ziva (all ages) and Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	620
Total Rooms Owned					6,130

Managed Resorts
Sanctuary Cap Cana(3)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015	184
Total Rooms Operated					184

Total Rooms Owned and Operated					6,314

(1) Pursuant to an agreement with Panama Jack, we have rebranded these resorts under the Panama Jack brand. The rebranding was completed in 2017.
(2) Our Jamaica property is treated as a single resort operating under both of the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands (the "Hyatt All-Inclusive Resort Brands"), rather than as two separate resorts.
(3) Owned by a third party.
Description of Our Resorts
Playa’s Resorts in Mexico
Hyatt Ziva Cancún
Hyatt Ziva Cancún is a uniquely located all-ages resort on the Yucatán peninsula at the shore point known as Punta Cancún. The resort received the AAA Four Diamond award for both 2015 and 2016 since opening. The resort is surrounded on three sides by water and offers direct access to pristine beaches. Designed by award-winning Mexican architect Ricardo Legorreta, the resort is approximately 15 minutes by car from the Cancún International Airport. The Hyatt Ziva Cancún, after an extensive $80.8 million expansion and renovation, reopened in November 2015. This resort features 547 suites ranging in size from 463 to 4,381 square feet and offers over 10,700 square feet of state-of-the-art meeting and convention space, including a ballroom that can accommodate groups of up to 500 people. The surrounding grounds have been renovated and we added a new pool, spa, food and beverage outlets and additional public areas. Other new amenities include gourmet dinners in showcase venues, swim-up suites and experienced on-site event planning professionals who can organize upgrades that are responsive to a guest’s needs.
Hyatt Zilara Cancún
Hyatt Zilara Cancún is an adults-only luxury resort situated in Cancún’s resort zone that was voted the twelfth best all-inclusive resort in the world by TripAdvisor’s Travelers’ Choice in 2015 and the twelfth best hotel in Mexico by TripAdvisor’s Travelers’ Choice in 2016. It has also received the AAA Four Diamond Award every year since 2011. This resort, formerly THE Royal Cancún, offers 600 feet of beach frontage and is close to Cancún’s shopping areas and nightlife. It offers swim-up suites and a recently renovated full-service spa. This 307-room resort also offers nine restaurants, seven bars, fitness center, beauty salon, gift shops, tennis court, volleyball, billiards and an Olympic-size ocean-front infinity pool. With 6,781 square feet of meeting space, the resort can accommodate groups of up to 700 people.
Panama Jack Resorts Cancún
Panama Jack Resorts Cancún is an all-ages, Mediterranean-style resort situated in Cancún’s resort zone that received TripAdvisor’s Certificate of Excellence in 2013 and 2016. The resort features 650 feet of beach frontage and is approximately 15 minutes by car from Cancún International Airport. This 458-room resort offers a fitness center with paddle tennis courts, two pools, full-service spa, gift shop and business center. The resort also offers both a children’s club and a teens’ club. Among the offerings for guests are a water park and supervised recreational activities. The resort offers a variety of restaurants with eight food and beverage outlets and eight bars and lounges. With 9,720 square feet of meeting space, the resort can accommodate groups of up to 800 people. Pursuant to an agreement with Panama Jack, we have rebranded this resort under the Panama Jack brand. The rebranding was completed in 2017.
THE Royal Playa del Carmen
THE Royal Playa del Carmen is an adults-only luxury resort situated in the Riviera Maya, Playa del Carmen, Mexico that was voted the third best all-inclusive resort in the world by USA Today Travel Readers’ Choice for 2013 and named one of Mexico’s top 10 resorts in Cancún/Yucatán for 2013 by Condé Nast Traveler. It has also received the AAA Four Diamond Award every year since 2011. Additionally, it was named one of Travelers’ Choice top 25 All-Inclusive Resorts in The World by TripAdvisor in 2016. The resort is located near Playa del Carmen’s “Fifth-Avenue,” which is home to nightclubs, retail shops and cafes. The resort is within walking distance from the port which provides ferry services to Cozumel. This 513-room resort offers a fitness center, a full-service spa, tennis court and an Olympic-size pool. The resort offers 500 feet of beach frontage and has ten food and beverage outlets with diverse international themes, and six bars and lounges. With 6,781 square feet of meeting space, the resort can accommodate groups of up to 800 people.
Panama Jack Resorts Playa del Carmen
Panama Jack Resorts Playa del Carmen is an all-ages resort situated in the Riviera Maya, Playa del Carmen, Mexico, which was named RCI Gold Crown Resort in 2012 and 2013 and has also received TripAdvisor’s Certificate of Excellence in 2012 and 2016. The resort features 650 feet of beach frontage and is approximately 30 minutes by car from Cancún International Airport. It is located near the Mayan Riviera eco-archaeological theme park and Playa del Carmen’s “Fifth-Avenue Shops” and is within walking distance from the port that provides ferry services to Cozumel. This 287-room resort offers a fitness center, full-service spa, two pools, teens’ club, children’s club and wedding gazebo and services. The resort offers eight food and beverage outlets and seven bars and lounges. With 1,755 square feet of meeting space, the resort can accommodate groups of up to 150 people. Pursuant to an agreement with Panama Jack, we have rebranded this resort under the Panama Jack brand. The rebranding was completed in 2017.
Secrets Capri
Secrets Capri is an adults-only luxury resort situated in the Riviera Maya, Playa del Carmen, Mexico, which has been identified twice as one of the top 30 resorts in Cancún/Yucatán by Condé Nast Traveler in 2012 through 2014. It also received TripAdvisor’s Certificate of Excellence in 2015. It features 650 feet of beach frontage and is located five minutes by car from the shops at Playa del Carmen and 35 minutes by car from Cancún International Airport. The 291-room resort offers a fitness center, spa, beauty salon, deep sea fishing, private tennis clinics and a music lounge. The resort has seven food and beverage outlets, with diverse international themes, and four bars and lounges. The resort also features complimentary golf at Playa Mujeres Golf Club and Cancún Golf Club at Pok-ta-Pok. With 4,134 square feet of meeting space, the resort can accommodate groups of up to 350 people.

Dreams Puerto Aventuras
Dreams Puerto Aventuras is an all-ages resort located within a gated marina community situated close to Playa del Carmen on the Mexican coast of the Yucatán Peninsula. It received TripAdvisor’s 2014 Travelers’ Choice Award and TripAdvisor’s Certificate of Excellence in 2016. The resort features 800 feet of beach frontage. This 305-room resort offers one of the largest dolphinariums in the Riviera Maya, fitness center, spa and beauty salon, indoor theater, kids club, salt water pool, adults-only pool and jacuzzi. This resort also offers a Gold Palm Certified PADI diving center, galleria market shops at the marina community and a golf course. The resort has six food and beverage outlets, with diverse international themes, and five bars and lounges. With 2,024 square feet of meeting space, the resort can accommodate groups of up to 120 people. The resort also has an indoor theatre that can accommodate groups of up to 250 people.
Hyatt Ziva Los Cabos
Hyatt Ziva Los Cabos is an all-ages resort located on a peninsula, offering spectacular views of the Sea of Cortez. The resort was recognized with AAA Four Diamond status in 2014. It also received TripAdvisor’s Certificate of Excellence in 2015 and 2016. This all-suite resort features 650 feet of beach frontage and is 20 minutes by car from Los Cabos International Airport. The immediate area features five golf courses in addition to water sports and local dining options. Hyatt Ziva Los Cabos offers 591 suites ranging from a 550 square-foot junior suite to a 1,950 square-foot Presidential Suite. In addition, guests have the option to work with experienced event planners and can choose from customized wedding, honeymoon and spa packages. The resort also offers swim-up suites, a fitness center, a business center, a large theater with live music and family shows, a children’s club, tennis and basketball courts, three outside pools and a full-service spa. It also features eight food and beverage outlets and four bars and lounges. With more than 35,000 square feet of state-of-the-art meeting space, the resort can accommodate groups of up to 1,100 people.
Hyatt Ziva Puerto Vallarta
Hyatt Ziva Puerto Vallarta is an all-ages resort situated in Puerto Vallarta’s exclusive “Golden Zone” and has the only private beach on the coast, offering 1,250 feet of private beach frontage. This resort is located five minutes by car from the colonial town of Puerto Vallarta and received the Gold Magellan Award for Best Overall Resort by Travel Weekly in 2015. It has received the AAA Four Diamond Award since 2015, TripAdvisor’s Travelers’ Choice Awards from 2012 to 2014 and TripAdvisor’s Certificate of Excellence every year since 2012. Reopening in December 2014 after an extensive $15.9 million expansion and renovation of the former Dreams, the Hyatt Ziva Puerto Vallarta features a new lobby and public areas, significant room upgrades, three new food and beverage outlets and a new upscale spa. The resort has 335 rooms ranging in size from 473 to 1,500 square feet. Other new amenities include gourmet dinners in showcase venues, swim-up suites and experienced on-site event planning professionals who organize upgrades that are responsive to a guest’s needs. The resort offers state-of-the-art business facilities, with available meeting and convention space exceeding 9,900 square feet that can accommodate groups of up to 900 people.
Playa’s Resorts in the Dominican Republic
Dreams La Romana
Dreams La Romana is an all-ages resort in the Dominican Republic that received the TripAdvisor’s Certificate of Excellence in 2014 and the coveted Caribbean Gold Coast Award in 2012. Offering 1,500 feet of beach frontage, it is located near attractions such as Altos de Chavon, Saona, Catalina Islands and shopping. This 756-room resort offers views of the Caribbean Sea from all rooms, a casino, a spa, an infinity pool, a fitness center, a theater, a PADI diving center, a kids club and a teens’ club. This resort also offers three golf courses designed by the architect Pete B. Dye. The resort has ten food and beverage outlets, with diverse international themes, and seven bars and lounges. With the only convention center in Bayahibe, La Romana-Dominican Republic, featuring 11,072 square feet of meeting space, this resort can accommodate groups of up to 975 people.
Playa’s prior parent acquired Dreams La Romana, formerly the Sunscape Casa del Mar, in 2007 for $90 million, or approximately $120,000 per room. Following the acquisition, Playa invested $23.0 million, or $31,000 per room, to rebrand the property as Dreams La Romana and made substantial additions and improvements to amenities, which included the addition of a convention center. Following an eight-month renovation in 2008, Net Package RevPAR (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) increased from $85 in 2009 to $112 in 2013, an increase of 32.2%.

Dreams Palm Beach
Dreams Palm Beach is an all-ages resort situated in Punta Cana, Dominican Republic that received the Silver Badge for the 2014 U.S. News & World Report Best Hotels in Punta Cana Award and won the TripAdvisor’s Travelers’ Choice Award in 2014. It has also received the AAA Four Diamond Award since 2011. This resort features 650 feet of beach frontage and is located 20 minutes by car from Punta Cana International Airport. This 500-room resort offers three outdoor pools, a renovated spa, a casino, horseback riding, children’s club, teens’ club, an indoor theater and a music lounge. It also offers access to two golf courses that are 15 minutes by car from the resort. The resort has seven food and beverage outlets, with diverse international themes, and five bars and lounges. With 7,856 square feet of meeting space, the resort can accommodate groups of up to 760 people.
Playa’s prior parent acquired Dreams Palm Beach, formerly the Allegro Punta Cana, in 2007 for $52 million, or $104,000 per room. Following the acquisition, Playa invested $30 million, or $60,000 per room, to rebrand the property as Dreams Palm Beach and expand, renovate and reposition the resort, including expansion of the lobby and addition of a casino, convention center, restaurant and bars. Playa also renovated the existing building, public areas and all of the rooms. Following a six-month renovation in 2008, Net Package RevPAR (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) increased from $98 in 2009 to $131 in 2013, an increase of 33.8%.
Dreams Punta Cana
Dreams Punta Cana is an all-ages resort situated on Uvero Alto on the northeast coast of the Dominican Republic. This resort received a Certificate of Excellence from TripAdvisor in 2015 as well as four AAA Four Diamond Awards in 2012 through 2015. It features 650 feet of beach frontage. This 620-room resort offers a free-form pool, night club, oceanfront bars, kids club, teens’ club, spa, fitness center, indoor theater, shopping galleria and supervised daily children’s activities. It also offers a PADI diving center, casino, horseback riding and a large meeting space for group activities. The resort has six food and beverage outlets, with diverse international themes, and ten bars and lounges. With 4,133 square feet of meeting space, the resort can accommodate groups of up to 300 people.
Playa’s Resort in Jamaica
Hyatt Ziva and Hyatt Zilara Rose Hall
Our Jamaica resort, which was formerly operated as a Ritz-Carlton hotel by the previous owner, underwent a $87.3 million expansion, renovation and rebranding under the Hyatt Ziva and Hyatt Zilara brands in 2014. In connection with this major capital project, the resort added 193 luxury suites, increased its food and beverage offerings and renovated its lobby, lobby bar and spa. During 2017, we invested $11.9 million in finishing the renovation of all the old Ritz Carlton rooms, the development of a new beach spa and the construction of a new state of the art fitness facility.
The resort has 18 food and beverage outlets, with diverse international themes, including a new 50,000 square foot food and beverage village, a roof lounge, a wedding sky lounge and a terrace bar. This resort also features 18,286 square feet of meeting space that can accommodate up to 1,540 people.
Hyatt Zilara Rose Hall is an AAA Four Diamond Resort catering to adults-only and was recognized in 2015 by Caribbean Journal as one of the top 13 all-inclusive resorts in the Caribbean. The resort also received the Magellan Gold Grand Opening Award from Travel Weekly in 2016. Reopened in 2014, Hyatt Zilara Rose Hall features its own upscale dining and lounges, offering premium branded beverages. Located on the western edge of the estate, this adults-only resort has 234 guest suites, including 30 swim-up suites. Guests of Hyatt Zilara Rose Hall can enjoy adult-oriented amenities, including four chic and contemporary private pools, a pool bar and restaurant surrounded by chaise lounges and Bali Beds, a dedicated spa and fitness center, as well as a private beach.
Hyatt Ziva Rose Hall is an AAA Four Diamond Resort catering to guests of all ages and was recognized in 2015 by Caribbean Journal as one of the top 13 all-inclusive resorts in the Caribbean. The resort also was recognized with TripAdvisor’s Certificate of Excellence in 2016. The resort includes a village where the entire family can engage in activities and shopping. Reopened in 2014, the resort’s 386 suites, including 28 newly created premium swim-up suites, feature oversized terraces with garden and ocean views. The resort offers guests eight pools, featuring five swim-up pools and three whirlpools, with upscale lounge seating and a swim-up bar with personalized service provided by the pool butler. Hyatt Ziva Rose Hall has its own spa and fitness center.

Resorts Playa Manages for Third Parties
Sanctuary Cap Cana
In September 2017, we entered into a long-term agreement to manage the 184-room Sanctuary Resort in Cap Cana. The management contract term is 15 years with two optional extensions of five years. In connection with the execution of the management contract we acquired the rights that the owner of the resort had to the Sanctuary brand and are negotiating an option to acquire 30% of the equity interest in the resort upon completion of its expansion and renovation.
Located in Cap Cana, a 30,000-acre master-planned luxury resort community in Punta Cana, the hotel is spread across a 20.7-acre site with over 2,100 linear feet of waterfront and features 184 rooms, including 33 luxury villas, nine restaurants, an ice cream shop and eight bars. The hotel was built in 2008 and partially renovated in 2015. The owner will fund a renovation of existing rooms and the construction of 159 additional rooms. The hotel will close in May 2018 and reopen in September 2018 with a total of 163 rooms and is expected to be fully functional with 343 rooms in December 2018.
Resort Development
Hyatt Ziva and Hyatt Zilara Cap Cana
In July 2017, we acquired a premier beach front land parcel for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic. Upon completion, we expect the resorts will have 750 rooms, which will all have pool and beach views. The resort will feature around 23,000 square feet of meeting facilities, including a 16,000 square feet ballroom, a festive retail area, a commercial area, a dining village with an amphitheater, a waterpark, a spa and a 13,000 square foot fitness facility. As of December 31, 2017, we have spent approximately $14.0 million on the project, excluding the cost of the land, and our estimated budget for the project, excluding the cost of the land, is $192 million. We expect the new resorts will open in 2019.
Item 3.    Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our financial condition, cash flows or results of operations. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. Refer to Note 8 to our financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a more detailed description of such proceedings and contingencies.
Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our ordinary shares have been traded on NASDAQ under the symbol “PLYA” since March 13, 2017. The following table sets forth, for the periods indicated, the high and low intraday prices per share of our ordinary shares as reported by NASDAQ.

Year Ended December 31, 2017	High	Low

First quarter	$12.00	$9.86
Second quarter	$12.10	$9.81
Third quarter	$12.27	$10.16
Fourth quarter	$11.50	$9.98
On December 31, 2017, the closing price of our ordinary shares as reported on NASDAQ was $10.79 per share.
Shareholder Information
As of February 27, 2018, we had 110,346,396 ordinary shares outstanding that were held by approximately 50 shareholders of record, which does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend Policy
We have never paid cash dividends on our ordinary shares and we do not anticipate paying cash dividends in the foreseeable future. In addition, payments of dividends are restricted by our Senior Secured Credit Facility. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of shareholders at a General Meeting, subject to a proposal from our Board, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our Board deems relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
On December 13, 2016, in connection with the business combination between the Company, Playa Hotels & Resorts B.V. (our "Predecessor") and Pace Holdings Corp. ("Pace") (the "Business Combination"), Pace entered into subscription agreements with certain investors, including certain members of Pace management and affiliates, pursuant to which such investors agreed to subscribe for and purchase, and Pace agreed to issue and sell to such investors, newly issued shares of Pace (the “Pace Private Placement”). On March 10, 2017, upon the consummation of the business combination between Pace and us, as consideration to shareholders of Pace in the Business Combination, each share of Pace purchased in the Pace Private Placement was exchanged for an equivalent number of our ordinary shares, par value €0.10 per share. We issued a total of 5,064,654 ordinary shares to investors in the Pace Private Placement, which ordinary shares were not registered under the Securities Act at the time of issue in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated thereunder. The resale of the ordinary shares issued in the Pace Private Placement was subsequently registered with the Securities and Exchange Commission ("SEC") pursuant to a Registration Statement on Form S-1 filed with the SEC on May 1, 2017.
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

Each Playa Common Shareholder received its pro rata portion of the number of Founder Warrants issued to the Playa Common Shareholders and its pro rata portion of the Earnout Warrants issued to the Playa Common Shareholders.
The Earnout Warrants and the Founder Warrants were not registered under the Securities Act at the time of issue in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
On March 10, 2017, Pace entered into certain securities purchase agreements (the “Securities Purchase Agreements”) with the holders of our Predecessor's preferred shares (the “Playa Preferred Shareholders”) to acquire all of the preferred shares, par value $0.01 per share, of our Predecessor (the “Playa Preferred Shares”). The Company, as Pace’s successor in interest under the Securities Purchase Agreements with the Playa Preferred Shareholders following the consummation of the business combination between Pace and us, acquired all of the Playa Preferred Shares from the Playa Preferred Shareholders at a price of $8.40 for each outstanding Playa Preferred Share (plus any accrued and unpaid dividends thereon through March 10, 2017), for an aggregate consideration value of approximately $353.9 million (which includes accrued but unpaid dividends on the Playa Preferred Shares through December 31, 2016, plus any additional accrued but unpaid dividends thereon after December 31, 2016 through the closing of the Business Combination). The Playa Preferred Shares were unregistered securities, which were purchased by us in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Playa Preferred Shares were extinguished after our purchase of such securities.
On March 11, 2017, after the merger of Playa into us, we issued 82,751 ordinary shares to Playa employees, their family members and persons with business relationships with Playa (the “Playa Employee Offering”) for an aggregate purchase price of approximately $0.8 million. The sale of ordinary shares in the Playa Employee Offering was made in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving a public offering. The resale of the ordinary shares issued in the Playa Employee Offering was subsequently registered with the SEC pursuant to a Registration Statement on Form S-1 filed with the SEC on May 1, 2017.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2017. See Note 11 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	2,192,135
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,192,135

Performance Graph
The graph below compares the cumulative total return for our ordinary shares from March 13, 2017 through December 31, 2017 with the comparable cumulative return of three indices: the Dow Jones United States Travel and Leisure Index ("DOW JONES US TRAVEL & LEISURE"), the NASDAQ Composite Index ("NASDAQ"), and the Russell 2000 Index ("RUSSELL 2000"). The graph assumes $100 invested on March 13, 2017 in our ordinary shares and the three indices presented.
Item 6. Selected Financial Data.
The following table includes selected historical financial information which has been derived from the audited consolidated financial statements. The following information should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” and all of the financial statements and notes included elsewhere in this Annual Report on Form 10-K.
Consolidated Statement of Operations Data ($ in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenue	$559,545	$521,491	$408,345	$367,237	$279,936
Operating income (loss) (1)	88,669	84,631	58,692	(13,457)	(1,831)
Net (loss) income	(241)	20,216	9,711	(38,216)	(38,508)
Net loss available to ordinary shareholders	(9,042)	(23,460)	(29,946)	(74,207)	(51,888)
Losses per share - Basic (2)	$(0.09)	$(0.46)	$(0.59)	$(1.41)	$(0.94)
Losses per share - Diluted (2)	$(0.09)	$(0.46)	$(0.59)	$(1.41)	$(0.94)

(1)
Prior year amounts have been reclassified to reflect the adoption of ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2017, as further described in Note 2 of the Consolidated Financial Statements included herein.

(2)
As a result of the Business Combination further described in Note 1 of the Consolidated Financial Statements included herein, the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the weighted average number of shares outstanding was adjusted for the retrospective application of the recapitalization for all periods presented.

Consolidated Balance Sheet Data ($ in thousands):

	Year Ended December 31,
	2017	2016	2015	2014
Property, plant, and equipment, net	$1,466,326	$1,400,317	$1,432,855	$1,338,997
Cash and cash equivalents	117,229	33,512	35,460	39,146
Total assets	1,737,823	1,590,890	1,644,024	1,545,121
Total debt	898,215	828,317	828,438	753,105
Total liabilities	1,138,274	1,074,336	1,098,034	1,008,358
Cumulative redeemable preferred shares	—	345,951	352,275	312,618
Total equity (excluding preferred shares)	$599,549	$170,603	$193,715	$224,145
Consolidated Statement of Cash Flow Data ($ in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net cash provided by (used in):
Operating activities (1)	$64,191	$76,181	$30,799	$3,715	$23,029
Investing activities (1)	(109,829)	(19,046)	(104,147)	(110,079)	(399,151)
Financing activities	119,704	(55,815)	69,662	68,447	442,944
Capital expenditures	$(106,230)	$(19,262)	$(119,704)	$(131,511)	$(84,133)

(1)
Prior year amounts have been adjusted to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in 2017, as further described in Note 2 of the Consolidated Financial Statements included herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Any reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to our financial condition and results of operations prior to the Business Combination on March 11, 2017 refer to the financial condition and results of operations of our Predecessor, Playa Hotels & Resorts B.V.
Overview
We are a leading owner, operator, manager and developer of all-inclusive beachfront resorts in popular vacation destinations in Mexico and the Caribbean. We are currently the only publicly-traded company focusing exclusively on the all-inclusive segment of the lodging industry. We have a portfolio consisting of 13 resorts (6,130 rooms) we own, which are located in Mexico, the Dominican Republic and Jamaica, and one resort (184 rooms) we manage for a third party, which is located in the Dominican Republic. We believe that the resorts we own, as well as the resorts we manage, are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages. For the year ended December 31, 2017, we generated a net loss of $0.2 million, total revenue of $559.5 million and Adjusted EBITDA of $170.9 million, representing a decrease of 101.2%, an increase of 7.3% and an increase of 10.5% over the year ended December 31, 2016, respectively.
We believe that our resorts have a competitive advantage due to their location, extensive amenities, scale and guest-friendly design. Our portfolio is comprised of all-inclusive resorts that share the following characteristics: (i) prime beachfront locations; (ii) convenient air access from a number of North American and other international gateway markets; (iii) strategic locations in popular vacation destinations in countries with strong government commitments to tourism; (iv) high quality physical condition; and (v) capacity for further revenues and earnings growth through incremental renovation or repositioning opportunities.
We focus on the all-inclusive resort business because we believe it is a rapidly growing segment of the lodging industry that provides our guests and us with compelling value opportunities. Our all-inclusive resorts provide guests with an attractive vacation experience that couples value and a high degree of cost certainty, as compared to traditional resorts, where the costs of discretionary food and beverage services and other amenities can be unpredictable and significant. We believe that the all-inclusive model provides us with more predictable occupancy rates, revenue and expenses as compared to other lodging industry business models because, among other reasons, guests at all-inclusive resorts often book and pay for their stays further in advance than guests at traditional resorts. Since stays are generally booked and paid for in advance, customers are less likely to cancel, which allows us to manage on-site expenses and manage operating margins accordingly. These characteristics of the all-inclusive model allow us to more accurately adjust certain operating costs in light of expected demand, as compared to other lodging industry business models. We also have the opportunity to generate incremental revenue by offering upgrades, premium services and amenities not included in the all-inclusive package. For the year ended December 31, 2017, approximately 58.8% of our guests came from the United States (with the balance coming from Europe (14.4%), Canada (9.4%) and elsewhere (17.4%)). We believe that guests from the United States purchase upgrades, premium services and amenities that are not included in the all-inclusive package more frequently than guests from other markets.
Our portfolio consists of resorts marketed under a number of different all-inclusive brands. Hyatt Ziva, Panama Jack and Dreams are all-ages brands. Sanctuary, Hyatt Zilara, THE Royal and Secrets are adults-only brands. We have also entered into an exclusive agreement with Panama Jack that provides us with the right to develop and own, and/or manage all-inclusive resorts under the Panama Jack brand in Antigua, Aruba, the Bahamas, Barbados, Costa Rica, the Dominican Republic, Jamaica, Mexico, Panama, St. Lucia and, subject to the lifting of various U.S. sanctions, Cuba. We have rebranded two of our resorts under the Panama Jack brand, which both opened under the new brand in December 2017. We believe that these brands enable us to differentiate our resorts and attract a loyal guest base.
We have a strategic relationship with Hyatt, a global lodging company with widely recognized brands, pursuant to which we jointly developed the standards for the operation of the Hyatt All-Inclusive Resort Brands. We currently are the only Hyatt-approved operator of the Hyatt All-Inclusive Resort Brands and we have rebranded five of our resorts under the Hyatt All-Inclusive Resort Brands since 2013.
Refer to “Item 1. Business” for a description of our contractual agreements with Hyatt. In addition to creating potential future opportunities to expand our business, we believe that our strategic relationship with Hyatt will further establish us as a leader in the all-inclusive resort business by providing our Hyatt All-Inclusive Resort Brand resorts access to Hyatt’s distribution channels and guest base that includes leisure travelers. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will further enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt, with respect to our Hyatt All-Inclusive Resort Brand resorts, and our company and resort websites. For the year ended December 31, 2017, 30.6% of the bookings at our Hyatt All-Inclusive Resort Brand resorts came from direct, group and World of Hyatt (previously Hyatt Gold Passport®) sources. Direct and group bookings from all of our resorts totaled 19.4%.

Results of Operations

Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change	% Change
Revenues:	($ in thousands)
Package	$481,175	$450,875	$30,300	6.7%
Non-package	78,230	70,616	7,614	10.8%
Management fees	140	—	140	100.0%
Total revenue	559,545	521,491	38,054	7.3%
Direct and selling, general and administrative expenses:
Direct	310,048	287,120	22,928	8.0%
Selling, general and administrative	108,176	97,344	10,832	11.1%
Depreciation and amortization	53,131	52,744	387	0.7%
Gain on insurance proceeds	(479)	(348)	(131)	37.6%
Direct and selling, general and administrative expenses	470,876	436,860	34,016	7.8%
Operating income	88,669	84,631	4,038	4.8%
Interest expense	(53,661)	(54,793)	1,132	(2.1)%
Loss on extinguishment of debt	(25,120)	—	(25,120)	100.0%
Other expense, net	(1,078)	(5,390)	4,312	(80.0)%
Net income before tax	8,810	24,448	(15,638)	(64.0)%
Income tax provision	(9,051)	(4,232)	(4,819)	113.9%
Net (loss) income	$(241)	$20,216	$(20,457)	(101.2)%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue and Adjusted EBITDA (as defined below) for the years ended December 31, 2017 and 2016. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	81.4%	81.2%	0.2	pts	0.2%
Net Package ADR	$256.93	$240.53	$16.40		6.8%
Net Package RevPAR	209.27	195.31	13.96		7.1%
	($ in thousands)
Net Package Revenue	$468,434	$439,009	$29,425		6.7%
Net Non-package Revenue	77,637	70,030	7,607		10.9%
Management Fee Revenue	140	—	140		100.0%
Total Net Revenue	546,211	509,039	37,172		7.3%
Adjusted EBITDA	$170,865	$154,669	$16,196		10.5%
Adjusted EBITDA Margin	31.3%	30.4%	0.9	pts	3.0%

Total Revenue and Total Net Revenue
Our total revenue for the year ended December 31, 2017 increased $38.1 million, or 7.3%, compared to the year ended December 31, 2016. Our Total Net Revenue (which represents total revenue less compulsory tips paid to employees) for the year ended December 31, 2017 increased $37.2 million, or 7.3%, compared to the year ended December 31, 2016. This increase was driven by an increase in Net Package Revenue of $29.4 million, or 6.7%, and an increase in Net Non-package Revenue of $7.6 million, or 10.9%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $16.40, or 6.8%, and an increase in average occupancy from 81.2% to 81.4%, the equivalent of an increase of $13.96, or 7.1%, in Net Package RevPAR.
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue, and Management Fee Revenue to total revenue for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase/Decrease
	2017	2016	Change	% Change
	($ in thousands)
Net Package Revenue	$468,434	$439,009	$29,425	6.7%
Net Non-package Revenue	77,637	70,030	7,607	10.9%
Management Fee Revenue	140	—	140	100.0%
Total Net Revenue	546,211	509,039	37,172	7.3%
Plus: compulsory tips	13,334	12,452	882	7.1%
Total revenue	$559,545	$521,491	$38,054	7.3%
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses	$310,048	$287,120	$22,928	8.0%
Less: compulsory tips	13,334	12,452	882	7.1%
Net direct expenses	$296,714	$274,668	$22,046	8.0%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the year ended December 31, 2017 were $296.7 million, or 54.3%, of Total Net Revenue and $274.7 million, or 54.0%, of Total Net Revenue for the year ended December 31, 2016.

Net direct expenses for the year ended December 31, 2017 increased $22.0 million, or 8.0%, compared to the year ended December 31, 2016. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increased as a result of higher revenues.

	Year Ended December 31,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses:	($ in millions)
Food and beverages	$76.6	$75.7	$0.9	1.2%
Resort salary and wages	102.3	92.7	9.6	10.4%
Utility expenses	29.4	25.4	4.0	15.7%
Repairs and maintenance	15.4	14.6	0.8	5.5%
Licenses and property taxes	3.2	2.0	1.2	60.0%
Incentive and management fees	11.3	11.4	(0.1)	(0.9)%
Hyatt fees	14.1	13.5	0.6	4.4%
Guest costs	1.6	0.7	0.9	128.6%
Other operational expenses	42.8	38.7	4.1	10.6%
Total net direct expenses	$296.7	$274.7	$22.0	8.0%
Other Operational Expenses

	Year Ended December 31,		Increase/Decrease
	2017	2016	Change	% Change
Other operational expenses:	($ in millions)
Office supplies	$4.5	$4.3	$0.2	4.7%
Guest supplies	4.5	4.4	0.1	2.3%
Laundry and cleaning expenses	2.5	2.9	(0.4)	(13.8)%
Transportation and travel expenses	4.5	4.5	—	0.0%
Entertainment expenses	3.6	3.3	0.3	9.1%
Property and equipment rental expense	4.3	3.8	0.5	13.2%
Other supplies and expense amortization	3.8	4.2	(0.4)	(9.5)%
Computer and telephone expenses	1.2	1.7	(0.5)	(29.4)%
Other expenses	13.9	9.6	4.3	44.8%
Total other operational expenses	$42.8	$38.7	$4.1	10.6%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2017 increased $10.8 million, or 11.1%, compared to the year ended December 31, 2016. This increase was primarily driven by an increase in advertising and commissions expenses of $3.0 million, an increase in professional fees of $1.1 million, an increase in transaction expenses of $5.2 million and an increase in corporate personnel costs of $2.5 million. These expenses were partially offset by a decrease in insurance expenses of $0.9 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2017 increased $0.4 million, or 0.7%, compared to the year ended December 31, 2016. This increase is due to asset additions in the prior year that have a full year of depreciation in the current year, as well as additions in the current year which have increased depreciation expense.

Gain on Insurance Proceeds
We received property damage proceeds of $2.3 million during the year ended December 31, 2017, which were completely offset by expenses incurred to repair the damage during the same period. This amount includes proceeds related to a flood claim and to Hurricane Maria, both at the Dreams Punta Cana resort, of $1.3 million and $1.0 million, respectively. During the year ended December 31, 2017, we recorded a gain of $0.5 million from net business interruption insurance proceeds at Dreams Punta Cana. During the year ended December 31, 2016, we recorded a gain of $0.3 million from net property damage insurance proceeds related to small claims at the Dreams Palm Beach, Dreams Punta Cana, and Hyatt Zilara Cancun.
Interest Expense
Our interest expense for the year ended December 31, 2017 decreased $1.1 million, or 2.1%, as compared to the year ended December 31, 2016. This decrease was due to the paydown of the senior unsecured notes issued by our Predecessor on August 9, 2013, February 14, 2014, May 11, 2015 and October 4, 2016 (the “Senior Notes due 2020") in April and December 2017.
Loss on Extinguishment of Debt
The refinancings of our senior secured credit facility and the repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt for the year ended December 31, 2017 of $25.1 million.
Income Tax Provision
The income tax provision for the year ended December 31, 2017 was $9.1 million, an increase of $4.8 million compared to the year ended December 31, 2016, during which period we reported income tax expense of $4.2 million. The increased income tax provision was driven primarily by a $10.4 million increased tax expense associated with foreign exchange rate fluctuations, a $9.0 million increase on the valuation allowance and a $2.6 million increased tax expense on the measurement of the U.S. deferred tax assets pursuant to the U.S. tax rate change for tax years beginning after December 31, 2017. The tax expense increase partially offset a $4.0 million decrease of tax expense on decreased pre-tax book income, a $1.4 million decreased tax expense associated with other book tax differences and a tax benefit of $4.6 million from the rate-favorable jurisdictions. The tax expense was further offset by a $7.8 million tax benefit on the reversal of the 2016 tax expense for one of our Dominican Republic entities pursuant to the Advanced Pricing Agreement signed with Dominican Republic tax authorities in December 2017. This agreement is retroactive to 2016.
Adjusted EBITDA
Our Adjusted EBITDA for the year ended December 31, 2017 increased $16.2 million, or 10.5%, compared to the year ended December 31, 2016. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.

Results of Operations
Years Ended December 31, 2016 and 2015
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change	% Change
Revenues:	($ in thousands)
Package	$450,875	$352,820	$98,055	27.8%
Non-package	70,616	55,525	15,091	27.2%
Total revenue	521,491	408,345	113,146	27.7%
Direct and selling, general and administrative expenses:
Direct	287,120	248,308	38,812	15.6%
Selling, general and administrative	97,344	70,461	26,883	38.2%
Pre-opening	—	12,440	(12,440)	(100.0)%
Depreciation and amortization	52,744	46,098	6,646	14.4%
Gain on insurance proceeds	(348)	(27,654)	27,306	(98.7)%
Direct and selling, general and administrative expenses	436,860	349,653	87,207	24.9%
Operating income	84,631	58,692	25,939	44.2%
Interest expense	(54,793)	(49,836)	(4,957)	9.9%
Other expense, net	(5,390)	(900)	(4,490)	498.9%
Net income before tax	24,448	7,956	16,492	207.3%
Income tax (provision) benefit	(4,232)	1,755	(5,987)	(341.1)%
Net income	$20,216	$9,711	$10,505	108.2%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Total Net Revenue and Adjusted EBITDA (as defined below) for the years ended December 31, 2016 and 2015 for both our total portfolio and comparable portfolio. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue and Total Net Revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and Comparable Adjusted EBITDA and reconciliations of these measures to the most comparable U.S. GAAP financial measures, see “Non-U.S. GAAP Financial Measures.”
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change		% Change
Occupancy	81.2%	80.5%	0.7	pts	0.9%
Net Package ADR	$240.53	$222.07	$18.46		8.3%
Net Package RevPAR	195.31	178.66	16.65		9.3%
	($ in thousands)
Net Package Revenue	$439,009	$343,799	$95,210		27.7%
Net Non-package Revenue	70,030	55,525	14,505		26.1%
Total Net Revenue	509,039	399,324	109,715		27.5%
Adjusted EBITDA	$154,669	$101,681	$52,988		52.1%
Adjusted EBITDA Margin	30.4%	25.5%	4.9	pts	19.2%

Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change		% Change
Occupancy	83.0%	82.3%	0.7	pts	0.9%
Net Package ADR	$230.39	$220.72	$9.67		4.4%
Net Package RevPAR	191.22	181.60	9.62		5.3%
	($ in thousands)
Net Package Revenue	$350,106	$331,683	$18,423		5.6%
Net Non-package Revenue	55,566	53,406	2,160		4.0%
Total Net Revenue	405,672	385,089	20,583		5.3%
Adjusted EBITDA	$119,357	$94,850	$24,507		25.8%
Adjusted EBITDA Margin	29.4%	24.6%	4.8	pts	19.5%
Total Revenue and Total Net Revenue

Our total revenue for the year ended December 31, 2016 increased $113.1 million, or 27.7%, compared to the year ended December 31, 2015. Our Total Net Revenue (which represents total revenue less compulsory tips paid to employees) for the year ended December 31, 2016 increased $109.7 million, or 27.5%, compared to the year ended December 31, 2015. This increase was driven by an increase in Net Package Revenue of $95.2 million, or 27.7%, and an increase in Net Non-package Revenue of $14.5 million, or 26.1%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $18.46, or 8.3%, and an increase in average occupancy from 80.5% to 81.2%, the equivalent of an increase of $16.65, or 9.3%, in Net Package RevPAR.

Our comparable resorts for the year ended December 31, 2016 and 2015 exclude the following: Hyatt Ziva Cancún, which closed on April 30, 2014 for renovation and reopened on November 15, 2015; and Hyatt Ziva Los Cabos, which closed on September 14, 2014 for repairs following Hurricane Odile and reopened on September 15, 2015. Our comparable resorts experienced an increase in average occupancy from 82.3% to 83.0% and an increase in Net Package ADR of $9.67, or 4.4%, the equivalent of an increase of $9.62, or 5.3%, in Net Package RevPAR.

Our increase in Total Net Revenue was a result of a $20.6 million increase attributable to our comparable resorts and a $89.1 million increase attributable to non-comparable resorts, which was driven by the reopening of Hyatt Ziva Los Cabos and Hyatt Ziva Cancún.

The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue, comparable Net Package Revenue and comparable Net Non-package Revenue to total revenue for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase/Decrease
	2016	2015	Change	% Change
	($ in thousands)
Net Package Revenue:
Comparable Net Package Revenue(1)	$350,106	$331,683	$18,423	5.6%
Non-comparable Net Package Revenue	88,903	12,116	76,787	633.8%
Total Net Package Revenue	$439,009	$343,799	$95,210	27.7%

Net Non-package Revenue:
Comparable Net Non-Package Revenue(1)	$55,566	$53,406	$2,160	4.0%
Non-comparable Net Non-package Revenue	14,464	2,119	12,345	582.6%
Total Net Non-package Revenue	$70,030	$55,525	$14,505	26.1%

Net Revenue:
Comparable Total Net Revenue(1)	$405,672	$385,089	$20,583	5.3%
Non-comparable Total Net Revenue	103,367	14,235	89,132	626.1%
Total Net Revenue	509,039	399,324	109,715	27.5%
Plus: compulsory tips	12,452	9,021	3,431	38.0%
Total revenue	$521,491	$408,345	$113,146	27.7%
________
(1) For the year ended December 31, 2016 compared to the year ended December 31, 2015, our non-comparable resorts were: Hyatt Ziva Cancún, which closed on April 30, 2014 for renovation and reopened on November 15, 2015; and Hyatt Ziva Los Cabos, which closed on September 14, 2014 following Hurricane Odile and reopened on September 15, 2015.
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the years ended December 31, 2016 and 2015 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2016	2015	Change	% Change
Direct expenses	$287,120	$248,308	$38,812	15.6%
Less: compulsory tips	12,452	9,021	3,431	38.0%
Net direct expenses	$274,668	$239,287	$35,381	14.8%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the year ended December 31, 2016 were $274.7 million, or 54.0%, of Total Net Revenue and $239.3 million, or 59.9%, of Total Net Revenue for the year ended December 31, 2015.

Net direct expenses for the year ended December 31, 2016 increased $35.4 million, or 14.8%, compared to the year ended December 31, 2015. This increase was a result of a $47.6 million increase in net direct expenses attributable to our non-comparable resorts (due to the reopening of Hyatt Ziva Los Cabos and Hyatt Ziva Cancún) and a $12.2 million decrease in net direct expenses attributable to our comparable resorts. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increased as a result of higher revenues.

	Year Ended December 31,		Increase/Decrease
	2016	2015	Change	% Change
Direct expenses:	($ in millions)
Food and beverages	$75.7	$64.4	$11.3	17.5%
Resort salary and wages	92.7	95.1	(2.4)	(2.5)%
Utility expenses	25.4	25.2	0.2	0.8%
Repairs and maintenance	14.6	12.4	2.2	17.7%
Licenses and property taxes	2.0	3.5	(1.5)	(42.9)%
Incentive and management fees	11.4	10.1	1.3	12.9%
Hyatt fees	13.5	6.2	7.3	117.7%
Guest costs	0.7	—	0.7	100.0%
Other operational expenses	38.7	22.4	16.3	72.8%
Total net direct expenses	$274.7	$239.3	$35.4	14.8%
Other Operational Expenses

	Year Ended December 31,		Increase/Decrease
	2016	2015	Change	% Change
Other operational expenses:	($ in millions)
Office supplies	$4.3	$5.1	$(0.8)	(15.7)%
Guest supplies	4.4	3.8	0.6	15.8%
Laundry and cleaning expenses	2.9	2.8	0.1	3.6%
Transportation and travel expenses	4.5	0.6	3.9	650.0%
Entertainment expenses	3.3	2.8	0.5	17.9%
Property and equipment rental expense	3.8	2.5	1.3	52.0%
Other supplies and expense amortization	4.2	—	4.2	100.0%
Computer and telephone expenses	1.7	1.6	0.1	6.3%
Other expenses	9.6	3.2	6.4	200.0%
Total other operational expenses	$38.7	$22.4	$16.3	72.8%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2016 increased $26.9 million, or 38.2%, compared to the year ended December 31, 2015. This increase was primarily driven by an increase in advertising expenses of $9.8 million, an increase in professional fees of $0.5 million (both of which were primarily driven by the reopening of Hyatt Ziva Los Cabos and Hyatt Ziva Cancún), an increase in transaction expenses of $11.2 million and an increase in corporate personnel costs of $5.6 million. These expenses were offset by a decrease in other corporate expenses of $0.2 million.
Pre-Opening Expenses
We incurred no pre-opening expenses during the year ended December 31, 2016. Pre-opening expenses for the year ended December 31, 2015 were $12.4 million and consisted of expenses incurred in connection with the renovations and expansions of Hyatt Ziva Los Cabos and Hyatt Ziva Cancún.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2016 increased $6.6 million, or 14.4%, compared to the year ended December 31, 2015. This increase was driven by the reopening of Hyatt Ziva Los Cabos and Hyatt Ziva Cancún.
Gain on Insurance Proceeds
We received $0.5 million of insurance proceeds during the year ended December 31, 2016, which represents proceeds related to small claims at Dreams Palm Beach, Dreams Punta Cana, and Hyatt Zilara Cancun. We recognized a net gain of $0.3 million related to these small claims. We also received $27.7 million of insurance proceeds during the year ended December 31, 2015, which represents business interruption and property damage insurance related to Hyatt Ziva Los Cabos. The resort sustained significant damage when Hurricane Odile, a Category 3 hurricane, made landfall on Mexico’s Baja peninsula on September 14, 2014. The resort underwent repairs and reopened on September 15, 2015.
Interest Expense
Our interest expense for the year ended December 31, 2016 increased $5.0 million, or 9.9%, as compared to the year ended December 31, 2015. This increase was primarily attributable to the issuance of an additional $50.0 million of our Senior Notes due 2020 on October 4, 2016.
Income Tax Provision
The income tax provision for the year ended December 31, 2016 was $4.2 million, an increase of $6.0 million compared to the year ended December 31, 2015, during which we reported an income tax benefit of $1.8 million. The increased income tax provision in the year ended December 31, 2016 was driven primarily by $3.4 million of deferred income tax expense in the Dominican Republic, $4.1 million of additional tax expense on increased pre-tax book income, a $2.1 million increase on non-deductible expenses, a $2.2 million increased tax expense associated with other book tax differences and a $1.4 million decrease in tax benefit associated with foreign rate fluctuation. The net tax expense increase was partially offset by the $6.4 million decrease on valuation allowance, which was mainly due to the release of valuation allowance of two Mexican entities.
Adjusted EBITDA
Our Adjusted EBITDA for the year ended December 31, 2016 increased $53.0 million, or 52.1%, compared to the year ended December 31, 2015. This increase was a result of a $24.5 million increase in Comparable Adjusted EBITDA, and a $28.5 million increase in Adjusted EBITDA attributable to our non-comparable resorts.
For discussions of Adjusted EBITDA and Comparable Adjusted EBITDA and reconciliations of these measures to the most comparable U.S. GAAP financial measures, see "Key Indicators of Financial and Operating Performance" and “Non-U.S. GAAP Financial Measures.”
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

•	Net Package Revenue

•	Net Non-package Revenue

•	Management Fee Revenue

•	Total Net Revenue

•	Occupancy

•	Net Package ADR

•	Net Package RevPAR

•	Adjusted EBITDA

•	Adjusted EBITDA Margin

•	Comparable Non-U.S. GAAP Measures
Net Revenue, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue
We derive net revenue from the sale of all-inclusive packages, which include room accommodations, food and beverage services and entertainment activities, net of compulsory tips paid to employees in Mexico and Jamaica. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net revenue is recognized when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized. Food and beverage revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed. Net revenue represents a key indicator to assess the overall performance of our business and analyze trends, such as consumer demand, brand preference and competition.
In analyzing our net revenues, our management differentiates between Net Package Revenue and Net Non-package Revenue (as such terms are defined below). Guests at our resorts purchase packages at stated rates, which include room accommodations, food and beverage services and entertainment activities, in contrast to other lodging business models, which typically only include the room accommodations in the stated rate. The amenities at all-inclusive resorts typically include a variety of buffet and á la carte restaurants, bars, activities, and shows and entertainment throughout the day. “Net Package Revenue” consists of net revenues derived from all-inclusive packages purchased by our guests. “Net Non-package Revenue” primarily includes net revenue associated with guests' purchases of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages, which are not included in the all-inclusive package.
"Management Fee Revenue" is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was immaterial to our operations for the year ended December 31, 2017, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
"Total Net Revenue" represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue for the year ended December 31, 2017 and Net Package Revenue and Net Non-package Revenue for the years ended December 31, 2016 and 2015.
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

Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:

•	Other expense, net

•	Impairment loss

•	Pre-opening expense

•	Transaction expenses

•	Severance expense

•	Other tax expense

•	Gain on property damage insurance proceeds

•	Share-based compensation

•	Loss on extinguishment of debt

•	Other components of net periodic pension cost (benefit)

•
Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms; and Jamaica delayed opening expenses.

We believe that Adjusted EBITDA is useful to investors for two principal reasons. First, we believe Adjusted EBITDA assists investors in comparing our performance over various reporting periods on a consistent basis by removing from our operating results the impact of items that do not reflect our core operating performance. For example, changes in foreign exchange rates (which are the principal driver of changes in other expense, net), and expenses related to capital raising, strategic initiatives and other corporate initiatives, such as expansion into new markets (which are the principal drivers of changes in transaction expenses), are not indicative of the operating performance of our resorts. The other adjustments included in our definition of Adjusted EBITDA relate to items that occur infrequently and therefore would obstruct the comparability of our operating results over reporting periods. For example, revenue from insurance policies, other than business interruption insurance policies, is infrequent in nature, and we believe excluding these expense and revenue items permits investors to better evaluate the core operating performance of our resorts over time.
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
"Adjusted EBITDA Margin" represents Adjusted EBITDA as a percentage of Total Net Revenue. We believe Adjusted EBITDA Margin provides our investors a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful.
Comparable Non-U.S. GAAP Measures
We believe that presenting Adjusted EBITDA, Total Net Revenue, Net Package Revenue and Net Non-package Revenue on a comparable basis is useful to investors because these measures include only the results of resorts owned and in operation for the entirety of the periods presented and thereby eliminate disparities in results due to the acquisition or disposition of resorts or the impact of resort closures or re-openings in connection with redevelopment or renovation projects. As a result, we believe these measures provide more consistent metrics for comparing the performance of our operating resorts. We calculate Comparable Adjusted EBITDA, comparable Total Net Revenue, comparable Net Package Revenue and comparable Net Non-package Revenue as the total amount of each respective measure less amounts attributable to non-comparable resorts, by which we mean resorts that were not owned or in operation during some or all of the relevant reporting period.
For the year ended December 31, 2017 compared to the year ended December 31, 2016, we had no non-comparable resorts as all of our resorts were owned and in operation for each period.
For the year ended December 31, 2016 compared to the year ended December 31, 2015, our non-comparable resorts were: Hyatt Ziva Cancún, which closed on April 30, 2014 for renovation and reopened on November 15, 2015; and Hyatt Ziva Los Cabos, which closed on September 14, 2014 following Hurricane Odile and reopened on September 15, 2015.
Segment Results
Years Ended December 31, 2017 and 2016
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment net revenue and segment Adjusted EBITDA for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change	% Change
Net Revenue:	($ in thousands)
Yucatán Peninsula	$269,043	$248,958	$20,085	8.1%
Pacific Coast	87,519	75,340	12,179	16.2%
Caribbean Basin	189,506	184,709	4,797	2.6%
Segment net revenue	546,068	509,007	37,061	7.3%
Other	3	32	(29)	(90.6)%
Management fees	140	—	140	100.0%
Total Net Revenue	$546,211	$509,039	$37,172	7.3%

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$113,754	$108,946	$4,808	4.4%
Pacific Coast	34,246	25,851	8,395	32.5%
Caribbean Basin	53,482	50,465	3,017	6.0%
Segment Adjusted EBITDA	201,482	185,262	16,220	8.8%
Other corporate—unallocated	(30,757)	(30,593)	(164)	0.5%
Management fees	140	—	140	100.0%
Total Adjusted EBITDA	$170,865	$154,669	$16,196	10.5%
For a reconciliation of segment net revenue and segment Adjusted EBITDA to gross revenue and net (loss) income, respectively, each as computed under U.S. GAAP, see Note 17 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Total Net Revenue and Adjusted EBITDA for our Yucatán Peninsula segment for the years ended December 31, 2017 and 2016 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	87.1%	86.3%	0.8	pts	0.9%
Net Package ADR	$272.66	$254.50	$18.16		7.1%
Net Package RevPAR	237.49	219.63	17.86		8.1%
	($ in thousands)
Net Package Revenue	$234,972	$218,663	$16,309		7.5%
Net Non-package Revenue	34,071	30,295	3,776		12.5%
Total Net Revenue	269,043	248,958	20,085		8.1%
Adjusted Resort EBITDA	$113,754	$108,946	$4,808		4.4%
Adjusted Resort EBITDA Margin	42.3%	43.8%	(1.5	)pts	(3.4)%
 Segment Total Net Revenue. Our Total Net Revenue for the year ended December 31, 2017 increased $20.1 million, or 8.1%, compared to the year ended December 31, 2016. This increase was primarily due to strong performance of Hyatt Ziva Cancun, which accounted for a $19.6 million increase in Total Net Revenue compared to the year ended December 31, 2016 due to its increase in both Net Package ADR and Occupancy compared to prior year.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the year ended December 31, 2017 increased $4.8 million, or 4.4%, compared to the year ended December 31, 2016. This increase was primarily the result of the performance of Hyatt Ziva Cancun, which accounted for a $15.7 million increase in Adjusted EBITDA compared to the year ended December 31, 2016. This was partially offset by Panama Jack Resorts Cancun and Panama Jack Resorts Playa del Carmen, which together accounted for a decrease of $9.5 million in Adjusted EBITDA compared to the year ended December 31, 2016. These resorts had an increase in operational expenses to advance the renovations and conversion of these resorts to the Panama Jack brand. The renovations were completed and the hotels were opened under the Panama Jack brand in December 2017.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Total Net Revenue and Adjusted EBITDA for our Pacific Coast segment for the years ended December 31, 2017 and 2016 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	73.6%	70.5%	3.1	pts	4.4%
Net Package ADR	$293.07	$267.50	$25.57		9.6%
Net Package RevPAR	215.80	188.59	27.21		14.4%
	($ in thousands)
Net Package Revenue	$72,938	$63,882	$9,056		14.2%
Net Non-package Revenue	14,581	11,458	3,123		27.3%
Total Net Revenue	87,519	75,340	12,179		16.2%
Adjusted Resort EBITDA	$34,246	$25,851	$8,395		32.5%
Adjusted Resort EBITDA Margin	39.1%	34.3%	4.8	pts	14.0%
Segment Total Net Revenue. Our Total Net Revenue for the year ended December 31, 2017 increased $12.2 million, or 16.2%, compared to the year ended December 31, 2016. This increase was driven by an increase in Net Package ADR and Occupancy by both hotels in this segment.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the year ended December 31, 2017 increased $8.4 million, or 32.5%, compared to the year ended December 31, 2016. This increase was due to increased Adjusted EBITDA by both hotels in this segment.

Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Total Net Revenue and Adjusted EBITDA for our Caribbean Basin segment for the years ended December 31, 2017 and 2016 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	78.2%	79.6%	(1.4	)pts	(1.8)%
Net Package ADR	$225.29	$215.17	$10.12		4.7%
Net Package RevPAR	176.20	171.28	4.92		2.9%
	($ in thousands)
Net Package Revenue	$160,524	$156,464	$4,060		2.6%
Net Non-package Revenue	28,982	28,245	737		2.6%
Total Net Revenue	189,506	184,709	4,797		2.6%
Adjusted Resort EBITDA	$53,482	$50,465	$3,017		6.0%
Adjusted Resort EBITDA Margin	28.2%	27.3%	0.9	pts	3.3%
Segment Total Net Revenue. Our Total Net Revenue for the year ended December 31, 2017 increased $4.8 million, or 2.6%, compared to the year ended December 31, 2016. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $6.1 million increase in Total Net Revenue compared to the year ended December 31, 2016. This was offset by a decrease of $1.3 million for the year ended December 31, 2017 for the remaining resorts in the Dominican Republic compared to the year ended December 31, 2016.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the year ended December 31, 2017 increased $3.0 million, or 6.0%, compared to the year ended December 31, 2016. This increase was primarily due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $3.4 million increase in Adjusted EBITDA compared to the year ended December 31, 2016. This was partially offset by a decrease of $0.4 million for the year ended December 31, 2017 for the remaining resorts in the Dominican Republic compared to the year ended December 31, 2016. During the year ended December 31, 2017, the Dominican Republic was directly and indirectly affected by hurricanes, which resulted in lost room nights, airport closures, evacuations and general travel disruptions.

Years Ended December 31, 2016 and 2015
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment net revenue and segment Adjusted EBITDA for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change	% Change
Net Revenue:	($ in thousands)
Yucatán Peninsula	$248,958	$204,294	$44,664	21.9%
Pacific Coast	75,340	26,588	48,752	183.4%
Caribbean Basin	184,709	168,311	16,398	9.7%
Segment net revenue	509,007	399,193	109,814	27.5%
Other	32	131	(99)	(75.6)%
Total Net Revenue	$509,039	$399,324	$109,715	27.5%

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$108,946	$82,466	$26,480	32.1%
Pacific Coast	25,851	8,248	17,603	213.4%
Caribbean Basin	50,465	35,634	14,831	41.6%
Segment Adjusted EBITDA	185,262	126,348	58,914	46.6%
Other corporate—unallocated	(30,593)	(24,667)	(5,926)	24.0%
Total Adjusted EBITDA	$154,669	$101,681	$52,988	52.1%
For a reconciliation of segment net revenue and segment Adjusted EBITDA to gross revenue and net (loss) income, respectively, each as computed under U.S. GAAP, see Note 17 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Total Net Revenue and Adjusted EBITDA for our Yucatán Peninsula segment for the years ended December 31, 2016 and 2015 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change		% Change
Occupancy	86.3%	86.8%	(0.5	)pts	(0.6)%
Net Package ADR	$254.50	$248.68	$5.82		2.3%
Net Package RevPAR	219.63	215.85	3.78		1.8%
	($ in thousands)
Net Package Revenue	$218,663	$176,671	$41,992		23.8%
Net Non-package Revenue	30,295	27,623	2,672		9.7%
Total Net Revenue	248,958	204,294	44,664		21.9%
Adjusted Resort EBITDA	$108,946	$82,466	$26,480		32.1%
Adjusted Resort EBITDA Margin	43.8%	40.4%	3.4	pts	8.4%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change		% Change
Occupancy	88.8%	88.2%	0.6	pts	0.7%
Net Package ADR	$246.32	$247.39	$(1.07)		(0.4)%
Net Package RevPAR	218.73	218.20	0.53		0.2%
	($ in thousands)
Net Package Revenue	$174,007	$172,990	$1,017		0.6%
Net Non-package Revenue	24,493	27,163	(2,670)		(9.8)%
Total Net Revenue	198,500	200,153	(1,653)		(0.8)%
Adjusted Resort EBITDA	$92,620	$81,684	$10,936		13.4%
Adjusted Resort EBITDA Margin	46.7%	40.8%	5.9	pts	14.5%
 Segment Total Net Revenue. Our Total Net Revenue for the year ended December 31, 2016 increased $44.7 million, or 21.9%, compared to the year ended December 31, 2015. This increase was primarily due to the reopening of Hyatt Ziva Cancún, which accounted for a $46.4 million increase in Total Net Revenue compared to the year ended December 31, 2015. The remaining resorts recorded a decrease of $1.7 million, or 0.8%, compared to the year ended December 31, 2015. This was primarily attributable to a large decrease in occupancy at our two resorts in Playa del Carmen during the first quarter of 2016.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the year ended December 31, 2016 increased $26.5 million, or 32.1%, compared to the year ended December 31, 2015. This increase was due to a $15.6 million increase in Adjusted EBITDA related to the reopening of Hyatt Ziva Cancún. The remaining resorts had Adjusted EBITDA of $92.6 million, an increase of $10.9 million, or 13.4%, compared to the year ended December 31, 2015.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Total Net Revenue and Adjusted EBITDA for our Pacific Coast segment for the years ended December 31, 2016 and 2015 for the total segment portfolio and comparable segment portfolio.
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change		% Change
Occupancy	70.5%	53.7%	16.8	pts	31.3%
Net Package ADR	$267.50	$219.89	$47.61		21.7%
Net Package RevPAR	188.59	118.08	70.51		59.7%
	($ in thousands)
Net Package Revenue	$63,882	$22,943	$40,939		178.4%
Net Non-package Revenue	11,458	3,645	7,813		214.3%
Total Net Revenue	75,340	26,588	48,752		183.4%
Adjusted Resort EBITDA	$25,851	$8,248	$17,603		213.4%
Adjusted Resort EBITDA Margin	34.3%	31.0%	3.3	pts	10.6%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change		% Change
Occupancy	70.2%	57.3%	12.9	pts	22.5%
Net Package ADR	$228.22	$206.99	$21.23		10.3%
Net Package RevPAR	160.21	118.61	41.60		35.1%
	($ in thousands)
Net Package Revenue	$19,635	$14,508	$5,127		35.3%
Net Non-package Revenue	2,796	1,986	810		40.8%
Total Net Revenue	22,431	16,494	5,937		36.0%
Adjusted Resort EBITDA	$6,866	$2,199	$4,667		212.2%
Adjusted Resort EBITDA Margin	30.6%	13.3%	17.3	pts	130.1%
Segment Total Net Revenue. Our Total Net Revenue for the year ended December 31, 2016 increased $48.8 million, or 183.4%, compared to the year ended December 31, 2015. This increase was primarily due to the reopening of Hyatt Ziva Los Cabos in September 2015, which resulted in a $42.9 million increase in Total Net Revenue compared to the year ended December 31, 2015. The remaining resort, Hyatt Ziva Puerto Vallarta, recorded an increase of $5.9 million, or 36.0%, compared to the year ended December 31, 2015. This was primarily attributable to an increase in occupancy and Net Package ADR.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the year ended December 31, 2016 increased $17.6 million, or 213.4%, compared to the year ended December 31, 2015. This increase was due to a $12.9 million increase in Adjusted EBITDA related to the newly-opened Hyatt Ziva Los Cabos. The remaining resort, Hyatt Ziva Puerto Vallarta, had Adjusted EBITDA of $6.9 million, an increase of $4.7 million, or 212.2%, compared to the year ended December 31, 2015.

Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Total Net Revenue and Adjusted EBITDA for our Caribbean Basin segment for the years ended December 31, 2016 and 2015 for the total segment portfolio. As the properties in the Caribbean Basin were owned and operated during the entirety of the periods shown, the total segment portfolio and comparable segment portfolio statistics are identical, and as such, no comparable data is needed.

	Year Ended December 31,		Increase / Decrease
	2016	2015	Change		% Change
Occupancy	79.6%	80.5%	(0.9	)pts	(1.1)%
Net Package ADR	$215.17	$196.60	$18.57		9.4%
Net Package RevPAR	171.28	158.26	13.02		8.2%
	($ in thousands)
Net Package Revenue	$156,464	$144,185	$12,279		8.5%
Net Non-package Revenue	28,245	24,126	4,119		17.1%
Total Net Revenue	184,709	168,311	16,398		9.7%
Adjusted Resort EBITDA	$50,465	$35,634	$14,831		41.6%
Adjusted Resort EBITDA Margin	27.3%	21.2%	6.1	pts	28.8%
Segment Total Net Revenue. Our Total Net Revenue for the year ended December 31, 2016 increased $16.4 million, or 9.7%, compared to the year ended December 31, 2015. This increase was primarily due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $11.9 million increase in Total Net Revenue compared to the year ended December 31, 2015. The remaining resorts in the Dominican Republic recorded an increase of $4.5 million compared to the year ended December 31, 2015. This was primarily attributable to an increase in Net Package ADR at these resorts.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the year ended December 31, 2016 increased $14.8 million, or 41.6%, compared to the year ended December 31, 2015. This increase was primarily due to the reopening of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $12.0 million increase in Adjusted EBITDA compared to the year ended December 31, 2015. The remaining resorts in the Dominican Republic had Adjusted EBITDA of $37.9 million, an increase of $2.8 million compared to the year ended December 31, 2015.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(241)	$20,216	$9,711
Interest expense	53,661	54,793	49,836
Income tax (benefit) provision	9,051	4,232	(1,755)
Depreciation and amortization	53,131	52,744	46,098
EBITDA	115,602	131,985	103,890
Other expense, net (a)	1,078	5,390	900
Pre-opening expense (b)	—	—	4,105
Transaction expense (c)	21,708	16,538	5,353
Severance expense	442	—	—
Other tax expense (d)	1,778	675	1,949
Jamaica delayed opening expenses (e)	(203)	—	(1,458)
Gain on property damage insurance proceeds (f)	—	(348)	(14,286)
Share-based compensation	3,765	—	—
Loss on extinguishment of debt	25,120	—	—
Repairs from hurricanes and tropical storms (g)	1,807	—	—
Other components of net periodic pension (cost) benefit (h)	(232)	429	1,228
Adjusted EBITDA	$170,865	$154,669	$101,681
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents pre-opening expenses incurred in connection with the expansion, renovation, repositioning and rebranding of Hyatt Ziva Cancún. Excludes pre-opening expenses incurred at Hyatt Ziva Los Cabos following Hurricane Odile, as those expenses were offset with proceeds from business interruption insurance.

(c)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including the business combination with Pace; the redesign and build-out of our internal controls and strategic initiatives, such as possible expansion into new markets.

(d)
Relates primarily to a Dominican Republic asset tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax expense we eliminate from our calculation of EBITDA.

(e)
Represents a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. The partial reversal of this accrual occurred throughout 2017.

(f)	Represents a gain from insurance proceeds related to property insurance and not business interruption proceeds.

(g)
Represents repair and maintenance expenses at Hyatt Ziva Los Cabos due to Tropical Storm Lidia, Dreams Punta Cana and Dreams Palm Beach due to Hurricane Maria for $0.4 million, $1.0 million and $0.4 million respectively. These are expenses incurred that are not covered by insurance claims or offset by insurance proceeds.

(h)
The early adoption of ASU 2017-07 (as described in Note 2 of the Consolidated Financial Statements) reclassified certain components of net periodic pension (cost) benefit from direct to other expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We added back these (costs) benefits for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

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

Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness, paying the $100.0 million cash consideration upon closing of the Sagicor Contribution, and funding any ongoing development expansion, renovation, repositioning and rebranding projects. As of December 31, 2017, we had $54.5 million of scheduled contractual obligations due within one year.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. Based on discussions with our lenders, we expect to be able to increase the size of the Revolving Credit Facility by $100.0 million in connection with the consummation of the Sagicor Contribution. We had cash and cash equivalents of $117.2 million as of December 31, 2017, compared to $33.5 million as of December 31, 2016 (excluding $0.0 million and $9.7 million of restricted cash, respectively). We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 18 to 24 months with the cash we have on hand, as well as our cash generated from operations. As of December 31, 2017, there was $0.0 million outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. For example, upon consummation of the Sagicor Contribution, we may undertake significant development and repositioning activities at certain of the Sagicor Assets. Although such activities remain subject to numerous contingencies, including in some cases the approval of our Board, we currently expect that the capital expenditures for these development activities at the Sagicor Assets could be approximately $180.0 to $200.0 million. As of December 31, 2017, our total debt obligations were $906.4 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.6 million issuance discount on our Term Loan and $5.6 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements.

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Net cash provided by operating activities	$64,191	$76,181	$30,799
Net cash used in investing activities	(109,829)	(19,046)	(104,147)
Net cash provided by (used in) financing activities	119,704	(55,815)	69,662
Net Cash Provided by Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. For the year ended December 31, 2017, 2016 and 2015, our net cash provided by operating activities totaled $64.2 million, $76.2 million and $30.8 million, respectively. Net loss of $0.2 million for the year ended December 31, 2017 included significant non-cash expenses, including $53.1 million of depreciation and amortization, representing an increase of $0.4 million compared to the year ended December 31, 2016, and a $25.1 million loss on extinguishment of debt.
Activity for the year ended December 31, 2017:

•
Net decrease in interest expense of $1.1 million, primarily due to the paydown of the Senior Notes due 2020 in April and December 2017 and an increase of our Term Loan from $362.8 million to $906.4 million as of December 31, 2017. The Term Loan interest rate of London Interbank Offered Rates ("LIBOR") plus 325 basis points is less compared to the Senior Notes due 2020 which had 8% fixed interest rate.

•	Transaction expenses of $21.7 million
Activity for the year ended December 31, 2016:

•	Transaction expenses of $16.5 million

•
Increase in interest expense of $5.0 million, primarily due to an increase in indebtedness outstanding during the period as a result of the issuance of an additional $50.0 million of our Senior Notes due 2020 on October 4, 2016

Activity for the year ended December 31, 2015:

•	Pre-opening expenses of $12.4 million associated with the Hyatt Ziva Los Cabos and Hyatt Ziva Cancún projects

•	Transaction expenses of $5.4 million

•
Increase in interest expense of $8.6 million, primarily due to an increase in indebtedness outstanding during the period as a result of the issuance of an additional $50.0 million of the Senior Notes due 2020 on May 12, 2015 and an increase in amounts outstanding under the Revolving Credit Facility

Net Cash Used in Investing Activities
For the year ended December 31, 2017, 2016 and 2015, our net cash used in investing activities was $109.8 million, $19.0 million and $104.1 million, respectively.

Activity for the year ended December 31, 2017:

•
Purchases of property, plant and equipment of $106.2 million which includes $45.6 million in cash used for the acquisition of land in Cap Cana, Dominican Republic and $60.6 million in development and maintenance capital expenditures.

•	Purchase of intangibles of $1.0 million.

•	Contract deposit of $2.7 million.
Activity for the year ended December 31, 2016:

•	Maintenance Capital expenditures of $19.3 million

•	Property damage insurance proceeds of $0.5 million
Activity for the year ended December 31, 2015:

•	Development and maintenance capital expenditures of $119.7 million, primarily related to renovations completed at Hyatt Ziva Cancún and Hyatt Ziva Los Cabos

•	Property damage insurance proceeds of $15.9 million
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets are administered by us and with respect to those operated by a third party, by such third party ("Maintenance Capital Expenditures"). However, with respect to the latter, we have approval rights over capital expenditures as part of the annual budget process for each such property. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other hotels in our markets ("Development Capital Expenditures").
The following table summarizes our capital expenditures for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Development Capital Expenditures
Hyatt Ziva Cancun	$—	$—	$65,139
Hyatt Zilara Cancun	3,340	—	—
Hyatt Ziva Los Cabos	—	—	37,198
Panama Jack Resorts Cancun	8,916	—	—
Panama Jack Resorts Playa del Carmen	3,807	—	—
Hyatt Ziva Puerto Vallarta	2,482	—	—
Hyatt Ziva and Zilara Cap Cana (2)	13,979	—	—
Hyatt Ziva and Zilara Rose Hall	11,873	—	6,193
Total Development Capital Expenditures	44,397	—	108,530
Maintenance Capital Expenditures(1)	16,208	19,262	11,174
Total Capital Expenditures (3)	$60,605	$19,262	$119,704
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

(2)	Excludes land acquisition cost

(3)
Total capital expenditures plus $45.6 million of cash used to purchase the land in Cap Cana totals $106.2 million as disclosed above in the net cash used in investing activities for the year ended December 31, 2017.

Net Cash Provided by (Used in) Financing Activities
Our net cash provided by financing activities was $119.7 million for the year ended December 31, 2017, compared to $55.8 million used in financing activities for the year ended December 31, 2016. For the year ended December 31, 2015, our net cash provided by financing activities was $69.7 million.
Activity for the year ended December 31, 2017:

•	Principal payments on our existing term loan of $366.4 million

•	Principal and redemption premium of our Senior Notes due 2020 of $496.0 million.

•	Proceeds from our Term Loan of $907.7 million, net of a $2.3 million discount.

•	Payments of our deferred consideration to the selling shareholder of Real Resorts (the "Real Shareholder") of $2.5 million.

•	Net recapitalization as part of the business combination of $79.7 million.

•	Payments of debt issuance costs of $2.8 million
Activity for the year ended December 31, 2016:

•	The issuance of an additional $50.0 million of our Senior Notes due 2020 on October 4, 2016, from which we received proceeds of $50.5 million.

•
The redemption of 4,227,100 cumulative redeemable preferred shares at $8.40 per share on October 14, 2016 for which we paid $35.5 million in face value and $14.5 million of associated paid-in-kind (“PIK”) dividends.

•	Repayments of borrowings on the Revolving Credit Facility of $50.0 million.

•	Principal payments on our Term Loan of $3.8 million.

•	Payments of our deferred consideration to BD Real Shareholder in connection with our Predecessor’s formation transactions of $2.5 million.
Activity for the year ended December 31, 2015:

•	The issuance of an additional $50.0 million of our Senior Notes due 2020 on May 12, 2015, from which we received proceeds of $51.5 million.

•	Proceeds from borrowings on our Revolving Credit Facility (net of repayments) of $25.0 million.

•	Principal payments on our prior term loan of $3.8 million.
Dividends
We may only pay dividends to our shareholders if our shareholders’ equity exceeds the sum of the paid-up and called-up share capital plus the reserves as required to be maintained by Dutch law or by our Articles of Association. Any amount remaining out of the profit is carried to reserve as the Board determines. After reservation by the Board of any profit, the profits which are not required to be maintained by Dutch law or by our Articles of Association may be declared by the shareholders, but only at the proposal of the Board. The Board is permitted, subject to certain requirements, to declare interim dividends without the approval of the shareholders at a General Meeting. However, payments of dividends are restricted by our Senior Secured Credit Facility. See “—Senior Secured Credit Facility”. No cash dividends were paid during the year ended December 31, 2017. We do not plan on paying cash dividends on our ordinary shares in the foreseeable future.
Our Predecessor could not pay any dividends on its ordinary shares until any accumulated and unpaid dividends on its Preferred Shares had been paid in full, to the extent any of our Predecessor's Preferred Shares were outstanding. Our Predecessor's Preferred Shares accumulated dividends at a rate of 12% per annum (payable in Preferred Shares). On March 11, 2017, all outstanding Preferred Shares of our Predecessor were repurchased and all such Preferred Shares have been canceled and no Preferred Shares remain outstanding.
Senior Secured Credit Facility
On August 9, 2013, we entered into a senior secured credit facility, which consisted of a term loan of $375.0 million, which was scheduled to mature on August 9, 2019, and a revolving credit facility of $50.0 million, which was scheduled to mature on August 9, 2018. On April 27, 2017, we amended and restated our existing Senior Secured Credit Facility, consisting of a $530.0 million term loan ("First Term Loan") priced at 99.75% of the principal amount and which matures on April 27, 2024, and a revolving credit facility ("Revolving Credit Facility"), which has a maximum aggregate borrowing capacity of $100.0 million and which matures on April 27, 2022.
On December 6, 2017, we entered into the First Amendment to the Amended & Restated Credit Agreement (the “Amendment”), governing our Senior Secured Credit Facility. The Amendment amended our existing Senior Secured Credit Facility to, among other things, (i) effect an incremental term loan facility of $380 million (the “Second Term Loan” and, together with the First Term Loan, the “Term Loan”) that was incurred pursuant to the Borrower’s exercise of its option to request incremental loans under the Amended & Restated Credit Agreement and (ii) increase the interest rate applicable to the Term Loan by 0.25% to, at the Borrower’s option, either a base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%. The Second Term Loan was fully funded on December 6, 2017 and has a maturity date of April 27, 2024. The other terms applicable to the Second Term Loan are the same as those applicable to the First Term Loan. The proceeds of the Second Term Loan were used, in part, to redeem our Senior Notes due 2020.
The Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% (where the applicable LIBOR rate has a 1.0% floor), and interest continues to be payable in cash in arrears on the last day of the applicable interest period (unless we elect to use the ABR rate in which case, interest is payable on the last business day of each of March, June, September and December).
Our Term Loan requires quarterly payments of principal equal to 0.25% of the original principal amount of the Term Loan on the last business day of each March, June, September and December. The remaining unpaid amount of our Term Loan is due and payable at maturity on April 27, 2024 (subject to the Springing Maturity Date). We may voluntarily prepay borrowings at any time without premium or penalty, subject to customary breakage costs in the case of LIBOR-based loans, as well a premium of 1% applicable in the case of a repayment of the Term Loan in the first six months following the closing date of the Term Loan in connection with certain transactions that have the effect of refinancing the Term Loan at a lower interest rate.
The Revolving Facility bears interest at variable interest rates that are, at the Borrower's option, either based on LIBOR or based on an alternate base rate derived from the greatest of the federal funds rate plus a spread, prime rate, or a one-month euro-currency rate plus a spread. We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum (depending on the level of our consolidated secured leverage ratio in effect from time to time) on the average daily undrawn balance.
The proceeds received from the First Term Loan were used to repay our existing term loan and $115.0 million of our Senior Notes due 2020 and for other general corporate purposes. The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $8.4 million.
The proceeds received from the Second Term Loan were used to repay our Senior Notes due 2020. The Second Term Loan and the repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $16.7 million. These refinancings lower our annual weighted average cost of debt and saves the Company an estimated $2.0 million in annualized interest expense.
The Senior Secured Facility requires that the Company and, subject to certain exceptions, all of its subsidiaries comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, paying dividends or making certain other distributions or redeeming equity interests, making acquisitions and investments, effecting mergers and asset sales, prepaying junior indebtedness, and engaging in transactions with affiliates.
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
On December 6, 2017, we redeemed the remaining $360.0 million in aggregate principal amount of our Senior Notes due 2020 with the proceeds from the Second Term Loan. Our Senior Notes due 2020 were redeemed at 104% of the principal amount.
Business Combination
At the Closing Time, we consummated the Business Combination resulting in Playa Hotels & Resorts N.V. having 103,464,186 shares outstanding with a par value of €0.10 per share. As a result, we received an additional $79.7 million in cash and all outstanding preferred shares of our Predecessor were purchased as well as all associated paid-in-kind dividends ($353.9 million in total), which were subsequently extinguished as part of the reverse merger in the Business Combination. The additional capital was used for general corporate purposes.
Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of December 31, 2017:

	Interest Rate	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
	(%)	($ in thousands)
Revolving Credit Facility (2)	0.50%	$511	$1,015	$668	$—	$2,194
Term Loan (3)	4.62% - 5.77%	53,150	120,130	120,296	936,220	1,229,796
Cap Cana land purchase obligation(4)		—	10,625	—	—	10,625
Operating lease obligations		867	1,699	1,261	157	3,984
Total Contractual Obligations		$54,528	$133,469	$122,225	$936,377	$1,246,599
________

(1)	The period less than 1 year represents obligations in 2018.

(2)	The interest rate is the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of December 31, 2017.

(3)
The interest rate on our Term Loan is LIBOR plus 325 basis points with a 1% LIBOR floor. LIBOR was calculated using the average forecasted three-month forward-looking LIBOR curve for each respective period.

(4)
The remaining $10.6 million of the purchase price is due on the earlier of (i) two years from the beginning of construction or (ii) the opening of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana resorts.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the years ended December 31, 2017 and 2016.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures.
A number of our significant accounting policies, which are described in Note 2 to the Consolidated Financial Statements, are critical due to the fact that they require us to exercise a higher degree of judgment and estimation based on assumptions that are inherently uncertain. While we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures.
Business combinations
Assets acquired and liabilities assumed in a business combination are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the property or business acquired and to determine the amount of value to allocate to each identifiable asset or liability. Changes to the significant assumptions or estimates used to determine the fair value of the acquired assets or liabilities could materially affect the measurement and allocation of fair value as well as the amount, if any, of goodwill recognized in the business combination.
Property, plant and equipment, net
Property, plant and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five to 50 years for buildings, seven to 18 years for furniture and machinery and four to 12 years for furniture and other fixed assets.
We are required to apply judgment in determining the estimated useful lives of our property, plant and equipment for purposes of calculating the amount of depreciation expense to record each year with respect to the assets. Changes to the significant assumptions or estimates could materially affect our results of operations.
Income taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement bases and tax bases of our assets and liabilities using currently enacted tax rates for the period in which the deferred tax items are expected to reverse. Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities as well as our ability to realize our deferred tax assets. Our estimates of future taxable income can significantly affect our tax provision in a given period. Significant judgment is required in determining our ability to realize our deferred tax assets related to federal, state and foreign tax attributes within their carryforward periods, as we estimate the amount and timing of the future reversal of deferred tax items in our projections of future taxable income. We establish a valuation allowance to reduce deferred tax assets to the amounts we expect to realize in the future.
We recognize tax benefits related to uncertain tax positions only when we estimate that it is “more likely than not” that the position will be sustainable based on its technical merits. Assumptions, judgment and the use of estimates are required in determining if the "more likely than not" standard has been met when developing our provision for income taxes. Changes to the assessment of the "more likely than not" standard could materially impact our Consolidated Financial Statements.
Goodwill
Goodwill is reviewed for impairment annually as of July 1st of each year, or more frequently if events or changes in circumstances indicate a potential impairment.
We are required to apply judgment in determining whether indicators of impairment are present at one or more of our reporting units. The determination as to whether a triggering event exists is based on our knowledge of the industry, historical experience, market and economic conditions and other relevant facts and circumstances as of the assessment date.

Judgment is also required in estimating the fair value of our reporting units. Under the discounted cash flow approach, we utilize various assumptions and estimates including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on the weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data as well as various internal projections and external sources. The weighted average cost of capital is estimated based on each reporting unit's cost of debt and equity and a selected capital structure.
Changes in the estimates and assumptions used in our qualitative or quantitative goodwill impairment testing could result in future impairment losses, which could be material to our results of operations.
Share-based compensation
The Company adopted an equity incentive plan that provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period.
For awards with market conditions, the conditions are incorporated into the fair value measurement and the compensation expense is not adjusted if the conditions are not met. The determination of fair value of the market based awards on the date of grant is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether the awards will achieve performance thresholds. Changes to these estimates and assumptions could have a material effect on our results of operations in future periods.
For awards with performance conditions, the related compensation expense is based on the probability of achievement. We recognize expense based on anticipated achievement percentages, which are based on internally-developed projections of future Adjusted EBITDA. Any changes to our projections will affect the amount of share-based compensation expense we recognize in future periods.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, deferred consideration and debt. See Note 5, “Fair value of financial instruments,” to our Consolidated Financial Statements for more information.
Related Party Transactions
See Note 7, “Related party transactions,” to our Consolidated Financial Statements for information on these transactions.
Recent Accounting Pronouncements
See the recent accounting pronouncements in the “Accounting standards” section of Note 2 to our Consolidated Financial Statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We may use derivative financial instruments to manage exposure to this risk. We currently do not have any interest rate swaps or similar derivative instruments. As of December 31, 2017, all of our outstanding indebtedness bore interest at floating rates and none bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $9.1 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.0 million.

Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2017 approximately 5.4% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations and Comprehensive (Loss) Income are affected by movements in exchange rates.
Approximately 80.5% of our operating expenses for the year ended December 31, 2017 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Consolidated Statements of Operations and Comprehensive (Loss) Income are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2017 would have impacted our net income before tax by approximately $8.3 million. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2017 would have impacted our net income before tax by approximately $3.6 million. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2017 would have impacted our net income before tax by approximately $2.1 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk, and we do not plan to enter into any such instruments in the future.

Item 8. Financial Statements and Supplementary Data
Index to Financial Statements

Playa Hotels & Resorts N.V. Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets as of December 31, 2017 and 2016	77
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	78
Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015	79
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	80
Notes to the Consolidated Financial Statements	82
Schedule I - Condensed Financial Information of Registrant	115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, cumulative redeemable preferred shares, shareholders’ equity and accumulated other comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
McLean, VA
March 1, 2018
We have served as the Company's auditor since 2014.

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$117,229	$33,512
Restricted cash	—	9,651
Trade and other receivables, net	51,527	48,881
Accounts receivable from related parties	1,495	2,532
Inventories	11,309	10,451
Prepayments and other assets	34,066	28,633
Property, plant and equipment, net	1,466,326	1,400,317
Investments	990	1,389
Goodwill	51,731	51,731
Other intangible assets	2,087	1,975
Deferred tax assets	1,063	1,818
Total assets	$1,737,823	$1,590,890
LIABILITIES, CUMULATIVE REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Trade and other payables	$139,528	$145,042
Accounts payable to related parties	2,966	8,184
Income tax payable	1,090	5,128
Debt	898,215	780,725
Debt to related party	—	47,592
Deferred consideration	—	1,836
Other liabilities	19,394	8,997
Deferred tax liabilities	77,081	76,832
Total liabilities	1,138,274	1,074,336
Commitments and contingencies
Cumulative redeemable preferred shares (par value $0.01; 32,738,094 shares authorized and issued and 0 and 28,510,994 outstanding as of December 31, 2017 and 2016, respectively; aggregate liquidation preference of $0 and $345,951 as of December 31, 2017 and 2016, respectively)	—	345,951
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 110,305,064 shares issued and 110,297,697 shares outstanding as of December 31, 2017, and 50,481,822 shares issued and outstanding as of December 31, 2016)	11,803	5,386
Treasury shares (at cost, 7,367 and 0 shares as of December 31, 2017 and 2016, respectively)	(80)	—
Paid-in capital	773,194	349,358
Accumulated other comprehensive loss	(3,826)	(3,719)
Accumulated deficit	(181,542)	(180,422)
Total shareholders' equity	599,549	170,603
Total liabilities, cumulative redeemable preferred shares and shareholders' equity	$1,737,823	$1,590,890

The accompanying Notes form an integral part of the Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations and Comprehensive (Loss) Income
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Package	$481,175	$450,875	$352,820
Non-package	78,230	70,616	55,525
Management fees	140	—	—
Total revenue	559,545	521,491	408,345
Direct and selling, general and administrative expenses:
Direct	310,048	287,120	248,308
Selling, general and administrative	108,176	97,344	70,461
Pre-opening	—	—	12,440
Depreciation and amortization	53,131	52,744	46,098
Gain on insurance proceeds	(479)	(348)	(27,654)
Direct and selling, general and administrative expenses	470,876	436,860	349,653
Operating income	88,669	84,631	58,692
Interest expense	(53,661)	(54,793)	(49,836)
Loss on extinguishment of debt	(25,120)	—	—
Other expense, net	(1,078)	(5,390)	(900)
Net income before tax	8,810	24,448	7,956
Income tax (provision) benefit	(9,051)	(4,232)	1,755
Net (loss) income	(241)	20,216	9,711
Other comprehensive (loss) income, net of taxes:
Benefit obligation (loss) gain	(107)	348	(484)
Other comprehensive (loss) income	(107)	348	(484)
Total comprehensive (loss) income	$(348)	$20,564	$9,227
Dividends of cumulative redeemable preferred shares	(7,922)	(43,676)	(39,657)
Non-cash dividend to warrant holders	(879)	—	—
Net loss available to ordinary shareholders	$(9,042)	$(23,460)	$(29,946)
Losses per share - Basic	$(0.09)	$(0.46)	$(0.59)
Losses per share - Diluted	$(0.09)	$(0.46)	$(0.59)
Weighted average number of shares outstanding during the period - Basic	96,896,498	50,481,822	50,481,822
Weighted average number of shares outstanding during the period - Diluted	96,896,498	50,481,822	50,481,822

The accompanying Notes form an integral part of the Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders'
Equity and Accumulated Other Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015
($ in thousands, except share data)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	32,738,094	$312,618	60,249,330	$656	5,373,884	$(23,108)	$460,529	$(3,583)	$(210,349)	$224,145
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2014	32,738,094	$312,618	50,481,822	$5,386	—	$—	$432,691	$(3,583)	$(210,349)	$224,145
Net income for the period									9,711	9,711
Benefit obligation loss, net of tax								(484)		(484)
Accretion and dividends on cumulative redeemable preferred shares		39,657					(39,657)			(39,657)
Balance at December 31, 2015	32,738,094	$352,275	50,481,822	$5,386	—	$—	$393,034	$(4,067)	$(200,638)	$193,715
Net income for the period									20,216	20,216
Benefit obligation gain, net of tax								348		348
Redemption of cumulative redeemable preferred shares	(4,227,100)	(35,508)								—
Payment of accrued dividends of cumulative redeemable preferred shares		(14,492)								—
Dividends on cumulative redeemable preferred shares		43,676					(43,676)			(43,676)
Balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net loss for the period									(241)	(241)
Benefit obligation loss, net of tax								(107)		(107)
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends on cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Non-cash transfer of ordinary shares			(7,367)		7,367	(80)				(80)
Issuance of ordinary shares in exchange for warrants			6,689,309	747			132		(879)	—
Share-based compensation			151,569	17			3,748			3,765
Balance at December 31, 2017	—	$—	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
The accompanying Notes form an integral part of the Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(241)	$20,216	$9,711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,131	52,744	46,098
Amortization of debt discount, premium and issuance costs	2,242	3,129	3,183
Share-based compensation	3,765	—	—
Loss on extinguishment of debt	25,120	—	—
Gain on property damage insurance proceeds	—	(348)	(15,935)
Deferred income taxes	1,004	(13,208)	(12,555)
Other	928	(445)	(1,318)
Changes in assets and liabilities:
Trade and other receivables, net	(3,542)	(6,247)	(10,510)
Accounts receivable from related parties	(319)	925	(448)
Insurance recoverable	—	—	1,224
Inventories	(900)	(332)	(1,437)
Prepayments and other assets	(2,762)	(2,772)	(11,966)
Trade and other payables	(8,249)	10,643	18,317
Accounts payable to related parties	(1,964)	(255)	(414)
Income tax payable	(4,038)	12,374	3,210
Deferred consideration	654	201	523
Other liabilities	(638)	(444)	3,116
Net cash provided by operating activities	64,191	76,181	30,799
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(106,230)	(19,262)	(119,704)
Contract deposit	(2,700)	—	—
Purchase of intangibles	(1,003)	(356)	(407)
Proceeds from disposal of property, plant and equipment	104	54	30
Property damage insurance proceeds	—	518	15,934
Net cash used in investing activities	(109,829)	(19,046)	(104,147)
FINANCING ACTIVITIES:
Proceeds from debt issuance	907,725	50,500	51,500
Issuance costs of debt	(2,777)	(55)	(583)
Repayment of deferred consideration	(2,490)	(2,510)	(2,505)
Repayment of Term Loan	(366,415)	(3,750)	(3,750)
Repayment of Senior Notes due 2020	(495,997)	—	—
Recapitalization transaction	79,658	—	—
Redemption of cumulative redeemable preferred shares	—	(35,508)	—
Payment of accrued dividends of cumulative redeemable preferred shares	—	(14,492)	—
Proceeds from borrowings on revolving credit facility	—	—	40,000
Repayments of borrowings on revolving credit facility	—	(50,000)	(15,000)
Net cash provided by (used in) financing activities	119,704	(55,815)	69,662
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	74,066	1,320	(3,686)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$43,163	$41,843	$45,529

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$117,229	$43,163	$41,843
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$117,229	$33,512	$35,460
Restricted cash	—	9,651	6,383
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$117,229	$43,163	$41,843
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$61,066	$50,401	$45,510
Cash paid for income taxes	$21,582	$16,953	$6,803
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$12,605	$483	$8,366
Interest capitalized but not yet paid	$163	$—	$64
Non-cash PIK Dividends	$7,922	$43,676	$36,045
Purchase of cumulative redeemable preferred shares	$(239,492)	$—	$—
Settlement of accrued dividends of cumulative redeemable preferred shares	$(114,381)	$—	$—
Par value of vested restricted share awards	$17	$—	$—
Par value of ordinary shares issued in exchange for warrants	$747	$—	$—
Non-cash dividend to warrant holders	$879	$—	$—
Non-cash transfer of treasury shares	$(80)	$—	$—
Accretion of issuance costs and discount on cumulative redeemable preferred shares	$—	$—	$3,612

The accompanying Notes form an integral part of the Consolidated Financial Statements

Playa Hotels & Resorts N.V.
Notes to the Consolidated Financial Statements
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the "Company") is a leading owner, operator, manager and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own a portfolio of 13 resorts located in Mexico, the Dominican Republic and Jamaica. We currently manage eight of the 13 resorts we own, as well as one resort owned by a third party. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements (our “Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
At 12:00 a.m. Central European Time on March 12, 2017 (the "Closing Time"), we consummated a business combination (the "Business Combination") pursuant to that certain transaction agreement by and among us, Playa Hotels & Resorts B.V. (our "Predecessor") and Pace Holdings Corp. ("Pace"), an entity that was formed as a special purpose acquisition company, for the purpose of effecting a merger or other similar business combination with one or more target businesses, and New Pace Holdings Corp. ("New Pace"). In connection with the Business Combination, which is described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 14, 2017, we changed our name from Porto Holdco N.V. to Playa Hotels & Resorts N.V. In addition, in connection with the Business Combination, (i) prior to the consummation of the Business Combination, all of our Predecessor's cumulative redeemable preferred shares ("Preferred Shares") were purchased and were subsequently extinguished upon the reverse merger of our Predecessor with and into us, (ii) Pace's former shareholders and our Predecessor's former shareholders received a combination of our ordinary shares and warrants as consideration in the Business Combination. Our Predecessor was the accounting acquirer in the Business Combination, and the business, properties, and management team of our Predecessor prior to the Business Combination are the business, properties, and management team of the Company following the Business Combination.
Basis of preparation, presentation and measurement
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Prior period presentation was updated to conform with current period presentation.
Note 2. Significant accounting policies
Principles of consolidation
Our Consolidated Financial Statements include the accounts of Playa and our subsidiaries, all of which we wholly own and control. All intercompany transactions and balances have been eliminated in the consolidation process.
Use of estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
We evaluate our estimates and assumptions periodically. Estimates are based on historical experience and on other factors that are considered to be reasonable under the circumstances. All significant accounting policies are disclosed in the notes to our Consolidated Financial Statements. Significant accounting policies that require us to exercise judgment or make significant estimates include determinations of useful lives, fair value of financial instruments, business combination purchase price, tax valuation allowance, commitments and contingencies, fair value of market based restricted share awards and long-lived asset and goodwill impairment testing.
Foreign currency
Our reporting currency is the U.S. dollar. We have determined that the U.S. dollar is the functional currency of all of our international operations. Foreign currency denominated monetary asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates. Foreign currency denominated non-monetary assets, such as inventories, prepaid expenses, fixed assets and intangible assets, are recorded in U.S. dollars at historical exchange rates. Foreign currency denominated income and expense items are recorded in U.S. dollars at the applicable daily exchange rates in effect during the relevant period.

For purposes of calculating our tax liability in certain foreign jurisdictions, we index our depreciable tax bases in certain assets for the effects of inflation based upon statutory inflation factors. The effects of these indexation adjustments are reflected in income tax (provision) benefit in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The remeasurement gains and losses related to deferred tax assets and liabilities are reported in income tax (provision) benefit. Foreign exchange gains and losses are presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income within other expense, net.
We recognized foreign currency losses of $0.7 million, $6.4 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Business combinations
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which we obtain operating control over the acquired business.
The consideration transferred is determined on the acquisition date and is the sum of the fair values of the assets transferred by us and the liabilities incurred by us, including the fair value of any asset or liability resulting from a deferred consideration arrangement, and equity interests issued by us. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred.
Any deferred consideration is measured at its fair value on the acquisition date, recorded as a liability and accreted over its payment term in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. If the consideration transferred is less than the fair value of the net assets acquired and liabilities assumed, the difference is recorded as a bargain purchase gain in profit or loss.
Property, plant and equipment, net
Property, plant and equipment are stated at historical cost less accumulated depreciation. The costs of improvements that extend the life of property, plant and equipment, such as structural improvements, equipment and fixtures, are capitalized. In addition, we capitalize soft costs such as interest, insurance, construction administration and other costs that clearly relate to projects under development or construction. Start-up costs, ongoing repairs and maintenance are expensed as incurred. Buildings that are being developed or undergoing substantial redevelopment, are carried at cost and no depreciation is recorded on these assets until they are put into or back into service. The useful life of buildings under redevelopment is re-evaluated upon completion of the projects.
Land is not depreciated. Depreciation on other assets is calculated using the straight-line method to allocate their cost to their residual values (if any) over their estimated useful lives, as follows:

Buildings	5 to 50 years
Fixtures and machinery	7 to 18 years
Furniture and other fixed assets	4 to 12 years
The assets’ estimated useful lives and residual values are reviewed at the end of each reporting period, with the effect of any changes in estimates accounted for on a prospective basis.
Income taxes
We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards. For purposes of these Consolidated Financial Statements, our income tax (provision) benefit was calculated on a separate return basis as though we had filed our tax returns in the applicable jurisdictions in which we operate.
Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We provide a valuation allowance against deferred tax assets if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, we consider all available evidence, both positive and negative, including our recent cumulative earnings experience and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carry forward periods available to us for tax reporting purposes, and prudent and feasible tax planning strategies.
We have only recorded financial statement benefits for tax positions which we believe are more likely than not to be sustained upon settlement with a taxing authority. We have established income tax reserves in accordance with this guidance where necessary, such that a benefit is recognized only for those positions which satisfy the more likely than not threshold. Judgment is required in assessing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns, including the application of the more likely than not criteria. We recognize interest and penalties associated with our uncertain tax benefits as a component of the income tax (provision) benefit.
Commitments and contingencies
We are subject to various legal proceedings, regulatory proceedings and claims, the outcomes of which are subject to uncertainty. We record an estimated loss from a loss contingency, with a corresponding charge to income, if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Where there is a reasonable possibility that a loss has been incurred we provide disclosure of such contingencies (see Note 8).
Ordinary shares and paid-in capital
Ordinary shares are classified as equity. Shares are classified as equity when there is no obligation to transfer cash or other assets to the respective holder. Incremental costs directly attributable to the issuance of ordinary shares are recognized as a reduction of equity, net of any tax effects.
Dividends
We must comply with Dutch law, our Articles of Association and the covenants in our Senior Secured Credit Facility (as defined in Note 14) if we want to pay cash dividends. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of our shareholders at our general meeting of shareholders (the “General Meeting”), subject to a proposal from our board of directors, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our board of directors deems relevant.
Preferred Shares
We issued Preferred Shares that could be converted to ordinary shares at the option of the holder or redeemed by such holder or us under certain conditions. Preferred Shares were reported as a temporary equity instrument (see Note 12). There were no Preferred Shares outstanding as of December 31, 2017.
Debt
Debt is carried at amortized cost. Any difference between the proceeds (net of issuance costs) and the redemption value is recognized as an adjustment to interest expense over the term of the debt using the effective interest rate method. Debt issuance costs are recorded in the Consolidated Balance Sheets as a direct deduction from the carrying amount and amortized over the term of the debt utilizing the effective interest rate method.
Capitalized interest directly attributable to the acquisition, construction or production of qualifying assets, which are assets that take a substantial period of time to get ready for their intended use, is recognized as part of the cost of such assets until the time the assets are substantially ready for their intended use. Capitalized interest is subsequently recognized as depreciation expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income once the assets are put into service.
Financial instruments
The Consolidated Balance Sheets contain various financial instruments, including, but not limited to, cash and cash equivalents, restricted cash, trade and other receivables, certain prepayments and other assets, trade and other payables, other liabilities and debt. Deferred consideration is recorded at fair value; all other financial assets and financial liabilities are recorded at amortized cost.

Effective interest rate method
The effective interest rate method is a method of calculating the amortized cost of a financial liability and of allocating interest expense over the relevant period. The effective interest rate is the rate that discounts estimated future cash outflows (including all fees and transaction costs paid) through the expected life of the financial liability to the net carrying amount upon initial recognition.
Goodwill and other intangible assets
Goodwill arises in connection with business combinations. Goodwill is reviewed for impairment annually as of July 1st of each year or more frequently if events or changes in circumstances indicate a potential impairment. We completed our most recent annual impairment assessment for our goodwill as of July 1, 2017 and concluded that goodwill was not impaired.
When testing goodwill for impairment, Accounting Standards Codification Topic 350 permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether the impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.
The useful life for intangibles such as contracts for the right of use of certain facilities is determined to be equal to their contractual term. We may also qualitatively assess our indefinite lived intangible assets for impairment prior to performing the quantitative impairment test. Impairment charges, if any, are recognized in operating results.
Impairment of definite lived assets
Assets that are subject to depreciation or amortization (i.e., property, plant and equipment and definite-lived intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. We evaluate the recoverability of each of our long-lived assets, including purchased intangible assets and property, plant and equipment, by comparing the carrying amount to the future undiscounted cash flows we expect the asset to generate. No impairment was recognized on definite lived assets in 2017.
Revenue recognition
Revenue is recognized on an accrual basis when the rooms are occupied and services have been rendered.
Revenues derived from all-inclusive packages purchased by our guests are included in the package revenue line item of the Consolidated Statements of Operations and Comprehensive (Loss) Income. Revenue associated with upgrades, premium services and amenities that are not included in the all-inclusive package, such as premium rooms, dining experiences, wines and spirits and spa packages, is included in the non-package revenue line item of the Consolidated Statements of Operations and Comprehensive (Loss) Income. Advance deposits received from customers are deferred and included in trade and other payables in the Consolidated Balance Sheets until the rooms are occupied and the services have been rendered.
Food and beverage revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.
Revenue is measured at the fair value of the consideration received or receivable, stated net of estimated discounts, rebates and value added taxes.
Management fees are derived from resorts that we manage, typically under long-term contracts with the property owner. Management fees are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. We recognize base fees as revenue when earned in accordance with the terms of the management agreement. For incentive fees, we recognize those amounts that would be due if the contract was terminated at the financial statement date. Revenue from management contracts is included in the management fees line item of the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Revenue from operations in the Dominican Republic is net of statutory withholding of $5.2 million for each of the years ended December 31, 2017, 2016 and 2015.

Cash and cash equivalents
Cash and cash equivalents are comprised of cash balances and highly liquid cash deposits with maturities at the date of the acquisition of three months or less, which are readily convertible to known amounts of cash and are subject to an insignificant risk of changes in value. We classify these cash instruments as Level 1. Financial instruments that potentially subject us to a concentration of credit risk consist of cash on deposit at financial institutions where the deposits are either uninsured or in excess of insured limits and money market fund balances. Substantially all of our cash is held by financial institutions that we believe are of high-credit quality.
Restricted cash
Restricted cash consists of cash balances restricted in use by contractual obligations with third parties.
Trade and other receivables, net
Trade and other receivables are amounts due from guests and vendors for merchandise sold or services performed in the ordinary course of business. Collection is expected in one year or less and is an asset. When necessary, the carrying amount of our receivables is reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. When a trade receivable is considered uncollectible, it is written off against the allowance for doubtful accounts. Subsequent recoveries of amounts previously written off are credited against the allowance accounts. Changes in the carrying amount of the allowance account are recognized within direct expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Inventories
Inventories consist of food, beverages and other items related to consumption and are valued at the lower of cost or net realizable value. Cost is determined using the weighted average cost method, not to exceed the market value.
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2017, 2016 and 2015, we recorded advertising costs of $27.5 million, $26.5 million and $20.7 million, respectively. Advertising costs are presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income within selling, general and administrative costs.
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
Accounting standards
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or "ASU") issued by the Financial Accounting Standards Board (“FASB”) that could have a material effect on our financial statements:

Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement.
May 2017
Upon adoption, excess tax benefits or deficiencies from share-based award activity were reflected in the Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of the provision for income taxes (as applicable). We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity is also required to present a reconciliation of its cash and cash equivalents and restricted cash as reported within the balance sheet to the sum of the amounts as shown in the statement of cash flows.
December 2017
Upon early adoption, we excluded changes in our restricted cash balances from our Statements of Cash Flows, as these balances are included in the beginning and ending cash balances, and added a reconciliation between the cash and cash equivalents and restricted cash balances presented on our Consolidated Balance Sheets to the beginning and ending cash, cash equivalents and restricted cash totals in our Statements of Cash Flows. For the years ended December 31, 2016 and 2015, net cash provided by operating activities decreased $2.4 million and $0.0 million, respectively, and net cash used in investing activities decreased $5.6 million and $0.0 million, respectively. The adoption of ASU 2016-18 did not impact the presentation of our Consolidated Balance Sheets.

ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2017-04 modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.
		December 2017	Upon early adoption, ASU 2017-04 had no impact on our Consolidated Financial Statements for the year ended December 31, 2017.

ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard requires bifurcation of net benefit cost resulting in the service cost component being presented with other employee compensation costs in operating income. The other components will be reported separately outside of operations and will not be eligible for capitalization.
December 2017
Upon early adoption, we reclassified all non-service cost components of our net periodic pension cost (benefit) from direct expense to other expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income, with no impact to overall net (loss) income. For purposes of evaluating the performance of our operating segments, all components of net periodic pension cost (benefit) continue to be included in the operating results of the resorts we own as we consider them to be ongoing costs of operations. For the years ended December 31, 2016 and 2015, a non-service cost net periodic pension benefit of $0.4 million and $1.2 million, respectively, was reclassified from direct to other expense, net in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as clarified and amended by ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20
This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.
January 2018
We will utilize the modified retrospective transition method upon the adoption of ASU 2014-09 noting that we will provide the additional required disclosures, but the cumulative adjustment from our comparative periods will be zero in our Consolidated Financial Statements for the year ended December 31, 2018. The performance obligations related to our revenue streams are generally fully satisfied at the point that revenue is recognized due to the short-term day-to-day nature of these revenue streams.

ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This standard significantly revises the accounting related to the classification and measurement of investment in equity securities and the presentation of certain fair value changes of financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments.
January 2018
The adoption of ASU 2016-01 will reduce our disclosure requirements, but will not impact our Consolidated Financial Statements. We will no longer be required to disclose the method and significant assumptions used to estimate the fair value of our financial instruments measured at amortized cost on the Consolidated Balance Sheet.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)
This standard amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows.
		January 2018	The adoption of ASU 2016-15 provides clarification to existing requirements and will not have a material effect on our Consolidated Financial Statements.

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory
This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to this ASU, an entity was prohibited from recognizing the income tax consequences of an intra-entity asset transfer until the asset had been sold to an outside party.
January 2018
The adoption of ASU 2016-16 will not have a material effect on our Consolidated Financial Statements. We have limited intra-entity asset transfers, or intercompany sales, other than inventory that would require income tax recognition.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard provides guidance that will enable more consistency in accounting for transactions when determining if they represent acquisitions or disposals of assets or of a business. Under the ASU, when determining whether an integrated set of assets and activities constitutes a business, entities must go through a “screen”.
January 2018
The adoption of ASU 2017-01 will simplify our decision making process of determining whether a purchase constitutes a business combination or an acquisition of assets. We will apply this guidance prospectively and anticipate that future acquisitions will likely be accounted for as asset acquisitions rather than business combinations, unless we acquire a substantive process.

ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The standard clarifies the scope and accounting of a financial asset that meets the definition of an in substance nonfinancial asset and the definition of an in substance nonfinancial asset. The ASU also adds guidance for partial sales of nonfinancial assets.
		January 2018	The adoption of ASU 2017-05 will not have a material effect on our Consolidated Financial Statements as we historically have not sold material nonfinancial assets in our normal course of business.

ASU No. 2016-02, Leases (Topic 842)
This standard introduces a lessee model that brings most leases on the balance sheet. This will increase a lessee’s reported assets and liabilities—in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP.
		January 2019	We are currently evaluating ASU 2016-02 noting that we have not determined the full impact of adoption of ASU 2016-02 on our Consolidated Financial Statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220)
This standard provides guidance regarding the treatment of stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017. Entities can make an election to reclassify these stranded income tax effects from accumulated other comprehensive income to retained earnings.

January 2019
The adoption of ASU 2018-02 is not expected to have a material effect on our Consolidated Financial Statements. The tax effects presented in other comprehensive (loss) income relate to our employee benefit plan and have been historically immaterial.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard amends FASB’s guidance on the impairment of financial instruments by adding an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses.
January 2020
The adoption of ASU 2016-13 is not expected to have a material effect on our Consolidated Financial Statements. Our financial instruments that are subject to credit risk primarily include trade accounts receivable, which are short term in nature. Based on the application of the CECL model, we do not expect incurred losses to significantly differ from what is currently expected over the life of the trade receivables.

Note 3. Business combination
At 12:00 a.m. Central European Time on March 12, 2017, we consummated the Business Combination pursuant to that certain transaction agreement by and among us, our Predecessor, Pace and New Pace, the effects of which replicated the economics of a reverse merger between our Predecessor and Pace. In connection with the Business Combination, Pace formed Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid), as a wholly-owned subsidiary to facilitate the reverse merger with our Predecessor. Prior to the consummation of the Business Combination, Porto Holdco B.V. was converted to a Dutch public limited liability company (naamloze vennootschap) and changed its name to Porto Holdco N.V. Upon the consummation of the Business Combination, the Company's name was changed to Playa Hotels & Resorts N.V.
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
The Consolidated Financial Statements presented herein are those of our Predecessor for all periods prior to the completion of the Business Combination and the recapitalization of the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the number of ordinary shares presented as outstanding as of December 31, 2014 totaled 50,481,822 and consisted of the number of ordinary shares issued to Predecessor shareholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.
The consideration received as a result of the Business Combination is summarized as follows ($ in thousands):

Purchase of all of our Predecessor's Preferred Shares (1)	$353,873
Net cash transferred from Pace	78,859
Playa Employee Offering (2)	799
Total Consideration Transferred	$433,531
________
(1) Balance consisted of the face value of our Predecessor's Preferred Shares and their associated PIK dividends as of March 10, 2017, per the terms of the Business Combination.
(2) In connection with the Business Combination, we entered into subscription agreements (the “Subscription Agreements”) with Playa employees, their family members and persons with business relationships with Playa, pursuant to which those persons agreed to purchase 82,751 ordinary shares for an aggregate purchase price of $0.8 million.

Note 4. Property, plant and equipment
The balance of property, plant and equipment is as follows ($ in thousands):

	As of December 31,
	2017	2016
Land, buildings and improvements	$1,493,407	$1,421,371
Fixtures and machinery	53,188	60,294
Furniture and other fixed assets	173,912	163,753
Construction in progress	29,220	3,866
Total property, plant and equipment, gross	1,749,727	1,649,284
Accumulated depreciation	(283,401)	(248,967)
Total property, plant and equipment, net	$1,466,326	$1,400,317
Depreciation expense for property, plant and equipment was $52.2 million, $51.7 million and $45.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
For the years ended December 31, 2017, 2016 and 2015, $1.6 million, $0 million and $3.4 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized at the weighted average interest rate of the debt.
Cap Cana Development
On July 12, 2017, we acquired the land for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of the consideration in cash upon closing of the acquisition, including by way of the release of our $5.6 million escrow deposit, which was presented as restricted cash on our Consolidated Balance Sheet as of December 31, 2016. The remaining $10.6 million balance is due on the earlier of (i) two years from the beginning of construction of the resorts or (ii) the opening of the resorts and is recorded in other liabilities within the Consolidated Balance Sheet.
Hurricane Odile
Our Hyatt Ziva Los Cabos, located in Los Cabos, Mexico, sustained significant damage when Hurricane Odile, a Category 3 hurricane, made landfall on Mexico’s Baja Peninsula on September 14, 2014. Our insurance policies provide coverage for business interruption, including lost profits, and reimbursement for other expenses and costs that we have incurred relating to the damages and losses we have suffered. We determined the fair value of the Hyatt Ziva Los Cabos by utilizing a discounted cash flow model and settled our claim as of December 31, 2015. We received insurance proceeds for property damage and business interruption in the amounts of $14.3 million and $12.7 million, respectively, for the year ended December 31, 2015.
Note 5. Fair value of financial instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, deferred consideration and debt. We believe the carrying value of these assets and liabilities, excluding deferred consideration and debt, approximate their fair values as of December 31, 2017 and 2016.
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
As of December 31, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis as our deferred consideration was settled in the third quarter of 2017 (see Note 7). The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2016 ($ in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Deferred Consideration	$1,836	$—	$—	$1,836
The following table presents a reconciliation from the opening balances to the closing balances for our Level 3 fair valued instruments as of December 31, 2017, 2016 and 2015 ($ in thousands):

Deferred Consideration
Balance as of December 31, 2014	$6,127
Total losses included in earnings (or change in net assets) (1)	523
Settlements	(2,505)
Balance as of December 31, 2015	4,145
Total losses included in earnings (or change in net assets) (1)	201
Settlements	(2,510)
Balance as of December 31, 2016	1,836
Total losses included in earnings (or change in net assets) (1)	654
Settlements	(2,490)
Balance as of December 31, 2017	$—
________
(1) All losses and gains (other than changes in net assets) are included in interest expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2017 and 2016 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2017	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$898,215	$—	$—	$916,369	$916,369
Revolving Credit Facility(1)	—	—	—	—	—
Total	$898,215	$—	$—	$916,369	$916,369

	Carrying Value	Fair Value
	As of December 31, 2016	Level 1	Level 2	Level 3	Total
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$356,937	$—	$—	$363,060	$363,060
Revolving Credit Facility(1)	—	—	—	—	—
Senior Notes due 2020	471,380	—	513,405	—	513,405
Total	$828,317	$—	$513,405	$363,060	$876,465
________
(1) We estimate that the carrying value of our Revolving Credit Facility (as defined in Note 14) is the fair value as of December 31, 2017 and 2016. The valuation technique and significant unobservable inputs are consistent with our Term Loan (as defined in Note 14), but the valuation using the discounted cash flow technique approximates the carrying value as the expected term is significantly shorter in duration. We typically use our Revolving Credit Facility solely for short term liquidity.
The following table displays valuation techniques and the significant unobservable inputs for our Level 3 assets and liabilities measured at fair value as of December 31, 2017 and 2016 ($ in thousands):

		Fair Value Measurements as of December 31, 2017
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Input
Term Loan	$916,369	Discounted Cash Flow	Discount Rate	3.25%
			Forward Rate	4.94%	-	5.75%
			Expected Term	76 months

		Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Input
Deferred Consideration	$1,836	Discounted Cash Flow	Discount Rate	4.00%
			Forward Rate	4.63%	-	5.00%
			Expected Term	7 months
Term Loan	$363,060	Discounted Cash Flow	Discount Rate	3.00%
			Forward Rate	4.00%	-	5.33%
			Expected Term	32 months
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

Senior Notes due 2020
Our Senior Notes due 2020 were fully redeemed in December 2017 (see Note 14). The fair value of the Senior Notes due 2020 was estimated using unadjusted quoted prices in a market that is not active. Current pricing was compiled and applied to the outstanding principal amount.
Note 6. Income taxes
Net income before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(6,066)	$(4,759)	$(3,136)
Foreign	14,876	29,207	11,092
Total net income before tax	$8,810	$24,448	$7,956
The components of our income tax (provision) benefit for the years ended December 31, 2017, 2016 and 2015 are as follows ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Domestic	$(67)	$(3)	$(87)
Foreign	(7,967)	(17,500)	(10,664)
Total current income tax provision	(8,034)	(17,503)	(10,751)
Deferred:
Domestic	—	—	—
Foreign	(1,017)	13,271	12,506
Total deferred income tax (provision) benefit	(1,017)	13,271	12,506
Total income tax (provision) benefit for the period	$(9,051)	$(4,232)	$1,755
Reconciliation of Netherlands statutory income tax rate to actual income tax rate
A reconciliation of the Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
Effective tax rate	2017		2016		2015
Income tax provision at statutory rate	$(2,203)	25.0%	$(6,112)	25.0%	$(1,989)	25.0%
Differences between statutory rate and foreign rate	16,277	(184.8)%	11,732	(48.0)%	11,875	(149.3)%
Inflation adjustments	5,009	(56.9)%	1,939	(7.9)%	1,468	(18.4)%
Nondeductible interest and expenses	(6,975)	79.2%	(3,912)	16.0%	(1,815)	22.8%
Debt extinguishment and other	536	(6.1)%	(5)	—%	—	—%
Business interruption proceeds	(164)	1.9%	41	(0.2)%	39	(0.5)%
Other	229	(2.6)%	(1,218)	5.0%	946	(11.9)%
Foreign exchange rate differences	(3,183)	36.1%	7,212	(29.5)%	8,585	(107.9)%
Dominican Republic tax classification	3,994	(45.3)%	(3,470)	14.2%	—	—%
U.S. rate change	(2,590)	29.4%	—	—%	—	—%
Change in valuation allowance	(19,981)	226.8%	(10,949)	44.8%	(17,307)	217.5%
Accrual for uncertain tax positions	—	—%	510	(2.1)%	(47)	0.6%
Income tax (provision) benefit	$(9,051)	102.7%	$(4,232)	17.3%	$1,755	(22.1)%

We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the year ended December 31, 2017, we recognized an income tax provision of $9.1 million, resulting in an effective tax rate for the year of 102.7%. The 2017 income tax provision was driven primarily by $20.0 million tax expense due to additional valuation allowance established on our deferred tax assets, $3.2 million tax expense associated with foreign exchange rate fluctuations, and a $7.0 million tax expense on non-deductible interest and other expenses. The net income tax expense was partially offset by the tax benefit of $16.3 million from the rate-favorable jurisdictions and a $5.0 million tax benefit associated with inflation adjustments, and a $4.0 million tax benefit on the reversal of the 2016 tax expense for one of our Dominican Republic entities pursuant to the Advanced Pricing Agreement ("APA") signed with Dominican Republic tax authorities in December 2017. This agreement is retroactive to 2016.
For the year ended December 31, 2016, we recognized an income tax expense of $4.2 million, resulting in an effective tax rate for the year of 17.3%. The 2016 income tax expense was driven primarily by $3.5 million of deferred income tax expense in the Dominican Republic, $3.9 million tax expense on non-deductible expenses, as well as $10.9 million tax expense due to additional valuation allowance established on our deferred tax assets. The net income tax expense was partially offset by the tax benefit of $11.7 million from the rate-favorable jurisdictions, a $1.9 million tax benefit associated with inflation adjustments and a $7.2 million tax benefit associated with foreign exchange rate fluctuation.
For the year ended December 31, 2015, we recognized an income tax benefit of $1.8 million, resulting in an effective tax rate for the year of (22.1)%. The 2015 income tax benefit was driven primarily by the tax benefit of $11.9 million from the rate-favorable jurisdictions, a $8.6 million tax benefit associated with foreign exchange rate fluctuation, and a $1.5 million tax benefit associated with inflation adjustments. The net 2015 income tax benefit was partially offset by a $17.3 million increased tax expense in the valuation allowance and a $1.8 million tax expense on non-deductible expenses.
We have a taxable presence in a variety of jurisdictions worldwide, most significantly in Mexico, the Netherlands, the Dominican Republic and Jamaica. We have been granted certain “tax holidays,” providing us with temporary income tax exemptions. Specifically, two of our entities in the Dominican Republic are under a tax holiday. Inversiones Vilazul, S.A.S, has a tax exemption through December 31, 2019 and Playa Dominican Resorts B.V. is tax exempt for fifteen years following the completion of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana.
Effect of the Tax Cuts and Jobs Act
On December 22, 2017 President Donald Trump signed into U.S. law an act generally known as the "Tax Cuts and Jobs Act" (“Tax Reform”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118"), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

The notable impact to Playa is that Tax Reform reduces the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The carrying value of our deferred tax assets and liabilities in the United States is determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate will cause an impact on the carrying value of our deferred tax assets and liabilities. However, we have decided to continue to maintain a full valuation allowance against the net U.S. deferred tax assets. Under the new corporate income tax rate, our U.S. deferred tax assets decrease $2.6 million and valuation allowance decreases $2.6 million. As a result, there is no financial impact of this U.S. tax rate change. We have completed our accounting for income tax effects on our deferred tax assets.

Tax Reform includes a one-time mandatory repatriation transition tax imposed on certain U.S. shareholders of a foreign corporation with regard to their pro rata share of the foreign corporation's net accumulated earnings and profits. Our Company is domiciled in the Netherlands and we do not expect that any of its U.S. subsidiaries are subject to this tax with respect to foreign subsidiaries. We do not expect a material U.S. tax impact of other provisions of Tax Reform, such as the exemption from U.S. tax on dividends of future foreign earnings, the limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, the limitation of net operating losses generated after fiscal 2018 to 80 percent of taxable income and the incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties. Since Tax Reform was enacted so late in 2017, we will continue to monitor the developments in Tax Reform to ensure that any changes are captured in subsequent periods. Our accounting for these items is incomplete and we have not yet been able to make reasonable estimates of the effects of these items. Therefore, no provisional amounts were recorded.

Tax Reform also created a new requirement that certain income (i.e., global intangible low-taxed income or "GILTI") earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, we will continue to evaluate this provision of Tax Reform and the application of ASC 740. Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into our measurement of deferred taxes. Since we do not have any foreign subsidiaries within our U.S. consolidated group, we would not expect this to have a significant impact on the Company. Therefore, we have not recorded any amounts related to potential GILTI tax in our financial statements and have not yet made a policy decision regarding whether to record deferred taxes on GILTI, if applicable.
Dominican Republic

Taxes in the Dominican Republic are determined based upon APAs approved by the Ministry of Finance of the Dominican Republic. As the associated APAs had not been finalized as of December 31, 2016, our 2016 income tax provision contemplated the existing Dominican statutory law, without consideration of an associated APA, and we recorded $0.6 million current tax expense and $3.4 million deferred tax expense for one of our Dominican Republic entities, Playa Cana B.V., as of December 31, 2016.

We finalized the APAs in December 2017, which will remain in effect until 2019. Pursuant to the signed APAs, our Dominican Republic entities are subject to the greater of an income tax, asset tax or gross receipts tax. In 2017, our tax paying Dominican Republic entities were not income tax payers and we project the same trend for the foreseeable future; therefore, our Dominican Republic entities are not subject to income tax accounting under U.S. GAAP. As such, the deferred tax liability recorded as of December 31, 2016 was reversed at December 31, 2017.
Deferred income taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as net operating losses and tax credit carryforwards. We measure those balances using the enacted tax rates we expect will be in effect when we pay or recover taxes. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows ($ in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Advance customer deposits	$6,010	$6,557
Trade payables and other accruals	5,072	4,531
Labor liability accrual	688	555
Property, plant and equipment	45	12
Net operating losses	101,003	82,356
Total deferred tax asset	112,818	94,011
Valuation allowance	(98,755)	(81,738)
Net deferred tax asset	14,063	12,273

Deferred tax liabilities:
Accounts receivable and prepayments to vendors	928	617
Property, plant and equipment	89,080	86,620
Insurance recoverable	73	50
Total deferred tax liability	90,081	87,287
Net deferred tax liability	$(76,018)	$(75,014)
As of December 31, 2017 and 2016, we had $17.4 million and $18.9 million, respectively, of net operating loss carryforwards in our Mexican subsidiaries. These carryforwards expire in varying amounts from 2018 to 2027.
As of December 31, 2017 and 2016, we had $318.1 million and $258.3 million, respectively, of net operating loss carryforwards in our Dutch subsidiaries that expire in varying amounts from 2018 to 2026.
As of December 31, 2017 and 2016, we had $49.4 million and $34.0 million, respectively, of net operating loss carryforwards in our Jamaica subsidiary that can be carried forward indefinitely, however, the amount that can be utilized annually is limited to 50% of taxable income before the net operating loss deduction each year.
As of December 31, 2017 and 2016, we had $15.2 million and $9.3 million, respectively, of net operating loss carryforwards in our U.S. subsidiary. These carryforwards expire in varying amounts from 2034 to 2037.
As of December 31, 2017 and 2016, we had zero and $0.8 million, respectively, of net operating loss carryforwards in our Dominican Republic subsidiary. The carryforwards expired in 2017.
The ability to utilize the tax net operating losses in any single year ultimately depends upon our ability to generate sufficient taxable income.
We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our subsidiaries. We believe that the earnings of our foreign subsidiaries can be repatriated without incurring additional income taxes, as a result of the applicable local statutory tax laws.
The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2017, 2016 and 2015 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
Deferred tax asset valuation allowance for the year ended
December 31, 2017	$(81,738)	$(19,469)	$2,452	$(98,755)
December 31, 2016	$(71,847)	$(19,333)	$9,442	$(81,738)
December 31, 2015	$(54,637)	$(19,307)	$2,097	$(71,847)

The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2017, our valuation allowance relates primarily to net operating loss carryforwards, which we do not expect to utilize, most notably in Netherlands, Jamaica, the United States and certain legal entities in Mexico.
We are subject to income taxes in a variety of jurisdictions worldwide. For our significant jurisdictions, the earliest years that remain subject to examination are 2009 for Mexico, 2012 for Netherlands and 2014 for the Dominican Republic, Jamaica and the United States. We consider the potential outcome of current and future examinations in our assessment of our reserve for uncertain tax positions.
The following table reconciles our uncertain tax positions, as of December 31, 2017, 2016 and 2015: ($ in thousands):

	As of December 31,
	2017	2016	2015
Uncertain tax positions at January 1	$—	$510	$557
Additions for prior year tax positions	—	—	36
Settlements with Taxing Authorities	—	—	(83)
Expiration of statue limitation	—	(510)	—
Uncertain tax positions at December 31	$—	$—	$510

ASC 740-10 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We concluded that all of our tax positions meet the more likely than not standard. Therefore, we have no uncertain tax positions as of December 31, 2017 and 2016.
Note 7. Related party transactions
The following summarizes transactions and arrangements that we have entered into with related parties. The details of the balances between us and related parties as of December 31, 2017 and 2016 are as follows ($ in thousands):

	As of December 31,
	2017	2016
Accounts receivable	$1,495	$2,532
Accounts payable	$2,966	$8,184
Deferred consideration(1)	$—	$1,836
Term Loan(2)	$—	$47,592
Preferred Shares Non-cash PIK Dividends(3)	$—	$106,459
________

(1)
Playa H&R Holdings B.V., our wholly owned subsidiary, agreed to make payments of $1.1 million per quarter to the selling shareholder of Real Resorts (the “Real Shareholder”) through the quarter ending September 30, 2017. The Real Shareholder is no longer considered a related party and deferred consideration is not considered a related party balance as of December 31, 2017 as the deferred consideration was settled in the third quarter of 2017.

(2)
The Real Shareholder was one of the lenders under our original term loan as of December 31, 2016. The Real Shareholder's portion of the original Term Loan was $50.0 million. The balance is net of the discount on the Term Loan and associated deferred financing costs.

(3)
No Non-cash PIK Dividends had been issued or declared with respect to the Preferred Shares. The total accumulated amounts of Non-cash PIK Dividends payable to the Real Shareholder were $0 million and $19.4 million as of December 31, 2017 and 2016, respectively. The total accumulated amounts of Non-cash PIK Dividends payable to HI Holdings Playa B.V., an affiliate of Hyatt Hotels Corporation ("HI Holdings Playa"), were $0 million and $87.1 million as of December 31, 2017 and 2016, respectively.

Relationship with Hyatt
As described below, we pay Hyatt franchise fees for our resorts currently operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands. In addition, in connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by HI Holdings Playa were purchased at a purchase price of $8.40 per share for $196.0 million in face value and $93.6 million of associated PIK dividends.
Relationship with Real Shareholder
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by the Real Shareholder were purchased at a purchase price of $8.40 per share for $43.5 million in face value and $20.8 million of associated PIK dividends.

The Real Shareholder's portion of the original term loan was settled in connection with the refinancing of our Senior Secured Credit Facility (as defined in Note 14) on April 27, 2017 (see Note 14). Upon the consummation of the Business Combination, the Real Shareholder was no longer considered a related party because the Preferred Shares were extinguished in connection with the Business Combination.
Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2017, 2016 and 2015 were as follows ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Dividends on the Preferred Shares (1)	$7,922	$43,676	$36,045
Deferred consideration accretion (2)	36	189	189
Interest expense on related party debt (2)	372	1,980	1,995
Franchise fees (3)	14,105	13,539	6,205
Lease payments (3)	1,032	1,301	1,248
Total transactions with related parties	$23,467	$60,685	$45,682
________

(1)	Included in accretion and dividends of Preferred Shares in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2)	Included in interest expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(3)	Included in direct expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
One of our previous offices in Cancún, Mexico was owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Loan from Chief Executive Officer
In the fourth quarter of 2015, our Chief Executive Officer advanced $2.5 million to us in order to accelerate the completion of several capital projects prior to the high season. We repaid the loan in December 2015. The loan bore interest at LIBOR plus 1.75%.
Note 8. Commitments and contingencies
Litigation, claims and assessments
We are subject, currently and from time to time, to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. We recognize a liability associated with commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these current matters cannot be determined at this point, based on information currently available, we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our Consolidated Financial Statements.
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

The Mexican tax authorities issued an assessment to one of our Mexican subsidiaries. In February 2014, we filed an appeal before the tax authorities, which was denied on May 26, 2014. On June 11, 2014, we arranged for the posting of a tax surety bond issued by a surety company, which guaranteed the payment of the claimed taxes and other charges (and suspended collection of such amounts by the tax authorities) while our further appeal to the tax court was resolved. To secure reimbursement of any amounts that may be paid by the surety company to the tax authorities in connection with the surety bond, we provided cash collateral to the surety company valued at approximately $4.0 million as of December 31, 2016. During the third quarter of 2017, we received a favorable resolution from the tax court and the litigation was terminated. The surety company released the entirety of our cash collateral during the fourth quarter of 2017.
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and are currently waiting for their final determination. We have an estimated amount of $1.6 million as a tax contingency at December 31, 2017 that is recorded in other liabilities within the Consolidated Balance Sheet.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $0.8 million and $1.2 million as of December 31, 2017 and 2016, respectively), in each case using a 20% straight-line depreciation per annum.
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

Our minimum future rents, at December 31, 2017, payable under non-cancelable operating leases with third parties and related parties were as follows ($ in thousands):

2018	$867
2019	839
2020	860
2021	697
2022	564
Thereafter	157
Total	$3,984
Rental expense under non-cancelable operating leases, including contingent leases, consisted of $2.0 million, $2.1 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 9. Ordinary shares
As of December 31, 2014, the number of ordinary shares presented as outstanding totaled 50,481,822, consisting of the number of ordinary shares issued to Predecessor shareholders after the retroactive application of the recapitalization. On March 12, 2017, 52,982,364 ordinary shares were issued as part of a recapitalization completed in the Business Combination (see Note 3).
As of December 31, 2017, our ordinary share capital consisted of 110,297,697 ordinary shares outstanding, which have a par value of €0.10 per share.
On December 28, 2017, a member of our Board of Directors waived his share-based compensation for his services as a member of our Board, and transferred 7,367 ordinary shares back to us for no consideration. The shares are recorded as Treasury Shares on the Consolidated Balance Sheet as of December 31, 2017.

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

Earnout Warrants:
We issued a total of 3,000,000 warrants to our Predecessor's former ordinary shareholders and TPG Pace Sponsor, LLC, a Cayman Islands limited liability company and an affiliate of TPG Global, LLC, as consideration in the Business Combination (the "Earnout Warrants"). The Earnout Warrants entitle such warrant holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years after the closing date of the Business Combination. The Earnout Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation in accordance with their term. As of December 31, 2017, none of the Earnout Warrants have been exercised.

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
Prior to the Warrant Exchange, no Public Warrants or Founder Warrants were exercised. As of December 31, 2017, there were no Public Warrants, no Founder Warrants and 3,000,000 Earnout Warrants outstanding.
Note 11. Share-based compensation
The Company adopted the 2017 Omnibus Incentive Plan (the "2017 Plan") to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. As of December 31, 2017, there were 2,192,135 shares available for future grants under the 2017 Plan.

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

A summary of our restricted share awards from January 1, 2017 to December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2017	—	$—
Granted	1,455,780	10.19
Vested	(151,569)	10.19
Forfeited	(27,435)	10.20
Canceled	(10,946)	10.19
Unvested balance at December 31, 2017	1,265,830	$10.19

The total fair value of vested restricted share awards during the year ended December 31, 2017 was $1.5 million. As of December 31, 2017, the unrecognized compensation cost related to restricted share awards was $11.0 million and is expected to be recognized over a weighted average period of approximately 3.8 years. Compensation expense related to the restricted share awards was $3.6 million for the year ended December 31, 2017 and is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

As of December 31, 2017, the unrecognized compensation cost related to the performance share awards was $1.9 million and is expected to be recognized over a weighted average period of 2.0 years. Compensation expense related to the performance share awards was $0.2 million for the year ended December 31, 2017 and is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Note 12. Preferred Shares
Holders of our Preferred Shares were entitled to preferred cumulative dividends of 12% per annum compounded quarterly, which changed from 10% on August 9, 2015, with such dividends to be exclusively paid in kind with additional Preferred Shares. The Preferred Shares were convertible, subject to certain limitations, at the option of the holders into our ordinary shares on the basis of one ordinary share for every Preferred Share held (at $8.40 each, as adjusted for share issuances, share dividends, share splits, Non-cash PIK Dividends, combinations, reorganizations, or otherwise). The holders of the Preferred Shares were entitled to “as converted” voting rights. The Preferred Shares were redeemable (i) at our option as of August 13, 2015, and (ii) at the option of the holder on or after August 15, 2021 at $8.40 each plus any accrued and unpaid dividends accumulated thereon or subject to certain restrictions, in connection with any equity offering made by us. The Preferred Shares carried certain liquidation preferences in the event of liquidation of Playa.
Preferred Shares Non-cash PIK Dividends were accumulated on a quarterly basis until the shares are converted or redeemed, subject to distributable profits. The accumulated Preferred Shares’ Non-cash PIK Dividends were recorded as reduction of paid-in capital.
The Preferred Shares and Preferred Shares’ accumulated Non-cash PIK Dividends were classified as temporary equity and recorded as cumulative redeemable preferred shares in the Consolidated Balance Sheets as the holder had the option to convert them into ordinary shares in accordance with the Articles of Association, or receive cash on August 15, 2021.
On October 14, 2016, we redeemed 4,227,100 of our outstanding Preferred Shares at $8.40 per share for $35.5 million in face value and we paid $14.5 million of associated PIK dividends.

Prior to the consummation of the Business Combination, all of our Predecessor's Preferred Shares were purchased at a purchase price of $8.40 per share for an aggregate amount of $353.9 million, which consisted of $239.5 million in face value and $114.4 million of associated PIK dividends. The Preferred Shares issued by our Predecessor were eliminated and extinguished as part of the reverse merger in the Business Combination. The extinguishment is reflected as a non-cash financing activity in the Consolidated Statements of Cash Flows.
The following summarizes the Preferred Shares as of December 31, 2017 and 2016 ($ in thousands):

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

The calculations of basic and diluted EPS are as follows ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net (loss) income	$(241)	$20,216	$9,711
Non-cash dividend to warrant holders	(879)	—	—
Convertible Preferred Share dividends	(7,922)	(43,676)	(39,657)
Allocation of undistributed earnings to preferred shareholders (1)	—	—	—
Numerator for basic EPS - loss available to ordinary shareholders	(9,042)	(23,460)	(29,946)
Add back convertible Preferred Share dividends (2)	—	—	—
Add back of undistributed earnings to preferred shareholders (2)	—	—	—
Numerator for diluted EPS - loss available to ordinary shareholders after assumed conversions	$(9,042)	$(23,460)	$(29,946)
Denominator:
Denominator for basic EPS-weighted shares	96,896,498	50,481,822	50,481,822
Effect of dilutive securities:
Unvested restricted share awards	—	—	—
Convertible Preferred Shares	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	96,896,498	50,481,822	50,481,822

EPS - Basic	$(0.09)	$(0.46)	$(0.59)
EPS - Diluted	$(0.09)	$(0.46)	$(0.59)
________
(1) For the years ended December 31, 2017, 2016 and 2015, no undistributed earnings were allocated to the preferred shareholders of our Predecessor as we had undistributed losses after deducting preferred shareholder dividends of our Predecessor from net income.
(2) For the years ended December 31, 2017, 2016 and 2015, cumulative preferred shareholder dividends of our Predecessor of $7.9 million, $43.7 million and $39.7 million, respectively, were not added back for purposes of calculating diluted EPS - (loss) income available to ordinary shareholders because the effect of treating our Predecessor's Preferred Shares as if they had been converted to their 7,898,432; 40,652,679 and 37,646,499 ordinary share equivalents as of January 1, 2017, 2016, and 2015 respectively, was anti-dilutive.

For the year ended December 31, 2017, 1,265,830 of unvested restricted share awards were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. For the year ended December 31, 2017, 265,222 of unvested performance-based equity awards were not included in the computation of diluted EPS after assumed conversions, as the effect of the awards based on performance conditions was anti-dilutive and the performance criteria for awards with market conditions were not met as of the end of the reporting period.

For the year ended December 31, 2017, outstanding Earnout Warrants to acquire a total of 3,000,000 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of December 31, 2017.

Note 14. Debt
Debt consists of the following ($ in thousands):

	As of December 31,
	2017	2016
Debt Obligations
Term Loan(1)	$906,398	$362,813
Revolving Credit Facility	—	—
Senior Notes due 2020 - 8.00%	—	475,000
Total Debt Obligations	906,398	837,813
Unamortized (discount) premium
Discount on Term Loan	(2,600)	(811)
Premium on Senior Notes due 2020	—	4,123
Total unamortized (discount) premium	(2,600)	3,312
Unamortized debt issuance costs:
Term Loan	(5,583)	(5,065)
Senior Notes due 2020	—	(7,743)
Total unamortized debt issuance costs	(5,583)	(12,808)
Total Debt	$898,215	$828,317
_____

(1)
Borrowings under the Term Loan (as defined below) bear interest at floating rates equal to London Interbank Offered Rates ("LIBOR") plus 3.25% (where the applicable LIBOR rate has a 1.0% floor) as of December 31, 2017. Borrowings under the Term Loan bore interest at a floating rate equal to LIBOR plus 3.00% (where the applicable LIBOR rate had a 1.0% floor) as of December 31, 2016. The interest rate was 4.62% and 4.00% as of December 31, 2017 and 2016, respectively.

Aggregate debt maturities as of December 31, 2017 for future annual periods are as follows ($ in thousands):

As of December 31, 2017
December 31,
2018	$9,110
2019	9,110
2020	9,110
2021	9,110
Thereafter	869,958
Total	$906,398

Senior Secured Credit Facility

Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility ("Senior Secured Credit Facility"), which consisted of a term loan facility which was scheduled to mature on August 9, 2018 and a revolving credit facility which was scheduled to mature on August 9, 2018.

Senior Secured Credit Facility Refinancings

On April 27, 2017, we amended and restated our existing Senior Secured Credit Facility, consisting of a $530.0 million term loan (the "First Term Loan") priced at 99.75% of the principal amount and which matures on April 27, 2024 and a revolving credit facility (the "Revolving Credit Facility") with a maximum aggregate borrowing capacity of $100.0 million which matures on April 27, 2022. The maturity date with respect to the Revolving Credit Facility and the First Term Loan were subject to an earlier maturity date (the "Springing Maturity Date") if on the date that is 91 days prior to August 15, 2020 (the final maturity date of our Senior Notes due 2020), either the outstanding principal amount of the Senior Notes due 2020 is greater than or equal to $25.0 million or, if less than $25.0 million, we were unable to demonstrate that we have sufficient liquidity to repay such outstanding principal amount without causing our liquidity to be less than $50.0 million. The proceeds received from the First Term Loan were used to repay our existing term loan and $115.0 million of our Senior Notes due 2020 and for other general corporate purposes. The repayment of our existing term loan and partial repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $8.4 million.
On December 6, 2017, we amended our Senior Secured Credit Facility and exercised our option to request an incremental term loan of $380.0 million (the "Second Term Loan" and together with the existing term loan that was in effect prior to the amendment, the "Term Loan") priced at 99.75% of the principal amount. After the Second Term Loan, the Term Loan interest rate at a rate per annum increased from LIBOR plus 3.00% to LIBOR plus 3.25%. The proceeds received from the Second Term Loan were used to repay our Senior Notes due 2020. The Second Term Loan and the repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $16.7 million.
Revolving Credit Facility
Our Revolving Credit Facility, which permits us to borrow up to a maximum aggregate principal amount of $100.0 million, matures on April 27, 2022 (subject to the Springing Maturity Date) and bears interest at variable interest rates that are either based on LIBOR or based on an alternate base rate derived from the greatest of the federal funds rate plus a spread, prime rate, one-month euro-currency rate plus a spread and, solely with respect to the Term Loan, the initial term loan rate ("ABR Rate"). We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum (depending on the level of our consolidated secured leverage ratio in effect from time to time) on the average daily undrawn balance.
Term Loan
We borrowed $530.0 million under our First Term Loan on April 27, 2017. We received net proceeds of approximately $32.5 million from our First Term Loan after prepaying our existing Senior Secured Credit Facility and a portion of our Senior Notes due 2020 and deducting a debt issuance discount of $1.3 million and unamortized debt issuance costs of $2.6 million.
We borrowed an additional $380.0 million under our Second Term Loan on December 6, 2017. We received no proceeds from the Second Term Loan after full repayment of our Senior Notes due 2020 and deducting a debt issuance discount of $1.0 million and unamortized debt issuance costs of $0.2 million.
The Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% (where the applicable LIBOR rate has a 1.0% floor), and interest continues to be payable in cash in arrears on the last day of the applicable interest period (unless we elect to use the ABR rate). Our Term Loan requires quarterly payments of principal equal to 0.25% of the original principal amount of the Term Loan on the last business day of each March, June, September and December. The remaining unpaid amount of our Term Loan is due and payable at maturity on April 27, 2024 (subject to the Springing Maturity Date).
Total unamortized debt issuance costs are accreted on an effective interest basis over the term of our Term Loan.

Senior Notes due 2020

We previously issued 8.0% senior notes due August 15, 2020 (the “Senior Notes due 2020”) in an aggregate principal amount of $475.0 million. The Senior Notes due 2020 bore interest at a rate of 8.0% per annum payable semi-annually in cash in arrears on February 15 and August 15 of each year. The face amount of the Senior Notes due 2020 was due and payable at maturity on August 15, 2020.

On April 27, 2017, we partially redeemed the Senior Notes due 2020 at 106% of the principal amount of the notes for an aggregate amount of $121.9 million, which consisted of $115.0 million in principal and $6.9 million in redemption premium. Subsequent to settlement, we received a partial redemption premium refund of $0.3 million resulting in a net redemption premium of $6.6 million.

On December 6, 2017, we redeemed the balance of the Senior Notes due 2020 at 104% of the principal amount of the notes for an aggregate amount of $374.4 million, which consisted of $360.0 million in principal and $14.4 million in redemption premium.
Financial Maintenance Covenants
Our refinanced Senior Secured Credit Facility also requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our revolving credit facility exceeds 35% of the aggregate revolving credit commitments as defined in our senior secured credit facility. We were in compliance with all applicable financial covenants as of December 31, 2017 and 2016.

Note 15. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Liabilities are calculated using actuarial valuations by applying the “projected unit credit method.” Valuations were performed as of December 31, 2017 and 2016 based on the EMSSAH-09 and EMSSAM-09 mortality tables, applying a discount rate of 7.8% and 7.9% for December 31, 2017 and 2016, respectively, a salary increase of 4.8% and 4.8% for December 31, 2017 and 2016, respectively, and estimated personnel turnover and disability. Liabilities are recognized as other liabilities in the Consolidated Balance Sheets. Actuarial gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table sets forth our benefit obligation, funded status and accumulated benefit obligation ($ in thousands):

	As of December 31,
	2017	2016
Change in benefit obligation
Balance at beginning of period	$3,556	$3,913
Service cost	713	674
Interest cost	316	247
Actuarial gain	(80)	(371)
Effect of foreign exchange rates	149	(710)
Curtailment	(34)	(5)
Benefits paid	(164)	(192)
Balance at end of period	$4,456	$3,556
Underfunded status	(4,456)	(3,556)
Accumulated benefit obligation	$(3,092)	$(2,439)

There were no plan assets as of December 31, 2017 or 2016 as contributions are made only to the extent benefits are paid. The net underfunded status of the plan as of December 31, 2017 and 2016 was $4.5 million and $3.6 million, respectively, which is recorded in other liabilities in the Consolidated Balance Sheets.

The following table presents the components of net periodic pension cost (benefit) ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Service cost	$713	$674	$707
Interest cost	316	247	259
Effect of foreign exchange rates	149	(710)	(1,177)
Amortization of prior service cost	77	2	5
Amortization of gain	(29)	(11)	(7)
Compensation-non-retirement post-employment benefits	(53)	48	(40)
Settlement gain	(194)	—	(261)
Curtailment gain	(34)	(5)	(7)
Net periodic pension cost (benefit)	$945	$245	$(521)

The service cost component of net periodic pension cost (benefit) is recorded within direct expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. All components of net periodic pension cost (benefit) other than the service cost component are recorded within other expense, net for all periods presented.

The weighted average assumptions used to determine the benefit obligation as of December 31, 2017 and 2016 and the net periodic pension cost (benefit) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	As of December 31,
	2017	2016	2015
Discount rate	7.75%	7.90%	6.71%
Rate of compensation increase	4.79%	4.79%	4.79%

The discount rate reflects the current rate at which our benefit obligations could be effectively settled on the measurement date. The discount rate was determined by our actuary based on a yield curve constructed from a portfolio of zero-coupon government bonds for which the timing and amount of cash flows approximate the estimated benefit payments of the plan. The plan's expected cash flows are then discounted using the applicable spot rate from the yield curve to determine a single effective discount rate.

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

2018	$411
2019	423
2020	442
2021	504
2022	577
Thereafter	2,937
Total	$5,294
Note 16. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31,
	2017	2016
Gross trade and other receivables	$52,312	$49,942
Allowance for doubtful accounts	(785)	(1,061)
Total trade and other receivables, net	$51,527	$48,881

Financial instruments that are subject to credit risk consist primarily of trade accounts receivable. Trade accounts receivable are generated from sales of services to customers in the United States, Canada, Europe, Latin America and Asia. Our policy is to mitigate this risk by granting a credit limit to each client depending on the client’s volume and credit quality. In order to increase the initially established credit limit, approval is required from the credit manager. Each hotel periodically reviews the age of the clients’ balances and the balances which may be of doubtful recoverability.

We do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience.

The gross carrying amount of the trade and other receivables balance is reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. The allowance is based on historical loss experience, specific risks identified in collection matters, and analysis of past due balances identified in the aging detail. Our allowance for doubtful accounts as of December 31, 2017 and 2016 was approximately $0.8 million and $1.1 million, respectively. We have not experienced any significant write-offs to our accounts receivable.

The change in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
Trade receivables allowance for the year ended
December 31, 2017	$(1,061)	$(295)	$571	$(785)
December 31, 2016	$(1,017)	$(545)	$501	$(1,061)
December 31, 2015	$(682)	$(938)	$603	$(1,017)
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31,
	2017	2016
Advances to suppliers	$6,509	$5,769
Prepaid income taxes	10,935	2,759
Prepaid other taxes(1)	10,737	15,343
Contract deposit (2)	2,700	—
Other assets	3,185	4,762
Total prepayments and other assets	$34,066	$28,633
_____

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
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
Goodwill
The gross carrying values and accumulated impairment losses of goodwill as of December 31, 2017 and 2016 are as follows ($ in thousands):

	As of December 31,
	2017	2016
Gross carrying value	$51,731	$51,731
Accumulated impairment loss	—	—
Carrying Value	$51,731	$51,731

Other intangible assets
Other intangible assets as of December 31, 2017 and 2016 consisted of the following ($ in thousands):

	As of December 31,
	2017	2016
Strategic Alliance	$3,616	$3,748
Licenses	981	987
Other	3,298	2,196
Acquisition Cost	7,895	6,931

Strategic Alliance	(3,616)	(3,472)
Other	(2,192)	(1,484)
Accumulated Amortization	(5,808)	(4,956)

Strategic Alliance	—	276
Licenses	981	987
Other	1,106	712
Carrying Value	$2,087	$1,975
Amortization expense for intangibles was $0.9 million, $1.0 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization. As of December 31, 2017 and 2016, such indefinite lived assets totaled $1.0 million.
Amortization expense relating to intangible assets with finite lives for the years ended December 31, 2018 to 2023 is expected to be as follows ($ in thousands):

2018	$678
2019	268
2020	138
2021	6
2022	3
Thereafter	13
Total	$1,106
Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31,
	2017	2016
Trade payables	$18,160	$21,229
Advance deposits	43,884	41,621
Withholding and other taxes payable	34,904	27,432
Accrued professional services	7,131	19,566
Interest payable	5,586	16,151
Payroll and related accruals	13,848	12,963
Other payables	16,015	6,080
Total trade and other payables	$139,528	$145,042

Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31,
	2017	2016
Tax contingencies	$2,310	$2,969
Pension obligations	4,456	3,556
Casino loan and license	975	1,027
Cap Cana land purchase obligation	10,625	—
Other	1,028	1,445
Total other liabilities	$19,394	$8,997
Note 17. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. Our operating segments meet the aggregation criteria and thus, we report three separate segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast and (iii) Caribbean Basin. For the years ended December 31, 2017, 2016 and 2015, we have excluded the immaterial amounts of management fees and other from our segment reporting.
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
The performance of our operating segments is evaluated primarily on adjusted earnings before interest expense, income tax (provision) benefit, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other expense, net; (b) pre-opening expenses; (c) transaction expenses; (d) severance expense; (e) other tax expense; (f) Jamaica delayed opening; (g) gain on property damage insurance proceeds; (h) share-based compensation; (i) loss on extinguishment of debt; (j) repairs from hurricanes and tropical storms and (k) other components of net periodic pension cost (benefit).
There are limitations to using financial measures such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business and investors should carefully consider our U.S. GAAP results presented in our Consolidated Financial Statements.

The following tables present segment net revenue, a reconciliation to gross revenue and segment Adjusted EBITDA and a reconciliation to net (loss) income ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Yucatàn Peninsula	$269,043	$248,958	$204,294
Pacific Coast	87,519	75,340	26,588
Caribbean Basin	189,506	184,709	168,311
Segment net revenue (1)	546,068	509,007	399,193
Management fees	140	—	—
Other	3	32	131
Compulsory tips	13,334	12,452	9,021
Total gross revenue	$559,545	$521,491	$408,345
________
(1) Segment net revenue represents total gross package and non-package revenue less compulsory tips paid to employees and other miscellaneous revenue not derived from segment operations.

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA:
Yucatàn Peninsula	$113,754	$108,946	$82,466
Pacific Coast	34,246	25,851	8,248
Caribbean Basin	53,482	50,465	35,634
Segment Adjusted EBITDA	201,482	185,262	126,348
Other corporate - unallocated	(30,757)	(30,593)	(24,667)
Management fees	140	—	—
Total consolidated Adjusted EBITDA	170,865	154,669	101,681
Less:
Other expense, net	1,078	5,390	900
Pre-opening expense(1)	—	—	4,105
Transaction expenses	21,708	16,538	5,353
Severance expense	442	—	—
Other tax expense	1,778	675	1,949
Jamaica delayed opening expenses	(203)	—	(1,458)
Gain on property damage insurance proceeds (2)	—	(348)	(14,286)
Share-based compensation	3,765	—	—
Loss on extinguishment of debt	25,120	—	—
Repairs from hurricanes and tropical storms (3)	1,807	—	—
Other components of net periodic pension (cost) benefit (4)	(232)	429	1,228
Add:
Interest expense	(53,661)	(54,793)	(49,836)
Depreciation and amortization	(53,131)	(52,744)	(46,098)
Net income before tax	8,810	24,448	7,956
Income tax (provision) benefit	(9,051)	(4,232)	1,755
Net (loss) income	$(241)	$20,216	$9,711
________

(1)
Represents pre-opening expenses incurred in connection with the expansion, renovation, repositioning and rebranding of Hyatt Ziva Cancún, Hyatt Ziva Puerto Vallarta, and Hyatt Ziva and Hyatt Zilara Rose Hall. Excludes pre-opening expenses incurred at Hyatt Ziva Los Cabos following Hurricane Odile, as those expenses were offset with proceeds from business interruption insurance.

(2)
Gain on insurance proceeds for the year ended December 31, 2016 was the result of miscellaneous small property damage claims that are included in net (loss) income. Gain on insurance proceeds for the year ended December 31, 2015 was the result of insurance proceeds related to property insurance, including proceeds received in connection with Hurricane Odile in 2015, and not business interruption insurance proceeds.

(3)
Represents repairs and maintenance expenses incurred in connection with damage from Tropical Storm Lidia and Hurricane Maria at Hyatt Ziva Los Cabos and Dreams Punta Cana, respectively, which were included in direct expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(4)
The early adoption of ASU 2017-07 reclassified certain components of net periodic pension (cost) benefit from direct to other expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We added back these (costs) benefits for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

Note 18. Quarterly financial information (unaudited)
The information for each historical period has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

The following tables set forth the historical unaudited quarterly financial data for the periods indicated ($ in thousands):

	For the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$126,538	$118,342	$140,598	$174,067
Operating income	4,035	5,719	22,599	56,316
Net (loss) income	(11,683)	(5,667)	(10,530)	27,639
Net (loss) income available to ordinary shareholders	$(11,683)	$(5,667)	$(11,409)	$19,717
(Losses) earnings per share - basic	$(0.11)	$(0.05)	$(0.11)	$0.21
(Losses) earnings per share - diluted	$(0.11)	$(0.05)	$(0.11)	$0.21

	For the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$120,121	$114,114	$127,300	$159,956
Operating income	2,304	11,203	18,655	52,469
Net (loss) income	(24,615)	(1,560)	9,854	36,537
Net (loss) income available to ordinary shareholders	$(35,127)	$(13,029)	$(1,157)	$25,853
(Losses) earnings per share - basic	$(0.70)	$(0.26)	$(0.02)	$0.28
(Losses) earnings per share - diluted	$(0.70)	$(0.26)	$(0.02)	$0.28
Note 19. Subsequent events
For our Consolidated Financial Statements as of December 31, 2017, we evaluated subsequent events through March 1, 2018, which is the date the Consolidated Financial Statements were issued.

Sagicor Transaction

On February 26, 2018, we entered into a Share Exchange Implementation Agreement (the “Contribution Agreement”) with certain companies affiliated with the Sagicor Group (collectively, the “Sagicor Parties”). The Contribution Agreement provides that, subject to the satisfaction or waiver of certain customary and other closing conditions, the Sagicor Parties will contribute to a subsidiary of our Company a portfolio of all-inclusive resorts in Jamaica, two adjacent developable land sites and a management contract for an all-inclusive resort (the “Sagicor Assets”) in exchange for consideration consisting of, subject to adjustment pursuant to the Contribution Agreement, 20 million of our ordinary shares and $100.0 million in cash (such transaction, the “ Sagicor Contribution”).

The Sagicor Assets consist of the following:

•	The Hilton Rose Hall Resort (currently 489 rooms);

•	The Jewel Runaway Bay Resort (currently 268 rooms);

•	The Jewel Dunn’s River Resort (currently 250 rooms);

•	The Jewel Paradise Cove Resort (currently 225 rooms);

•	The 88 units comprising one of the towers in the multi-tower condominium currently at the Jewel Grande Resort;

•	A developable land site adjacent to The Jewel Grande Resort;

•	A developable land site adjacent to The Hilton Rose Hall Resort;

•	The management contract for a portion of the units owned by the Sagicor Parties at the Jewel Grande Resort; and

•	All rights to "The Jewel" hotel brand.

We have not fully assessed if the contribution of Sagicor Assets would result in a business combination or an acquisition of assets under ASU 2017-01 (See Note 2) as the Sagicor Contribution has not been consummated as of March 1, 2018.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheet
($ in thousands)

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$18,143	$10
Intercompany receivables from subsidiaries	2,798	—
Prepayments and other assets	165	84
Investment in subsidiaries	589,611	577,354
Total assets	$610,717	$577,448
LIABILITIES, CUMULATIVE REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Trade and other payables	$427	$1,740
Intercompany payables to subsidiaries	9,157	59,154
Other liabilities	1,584	—
Total liabilities	11,168	60,894
Cumulative redeemable preferred shares	—	345,951
Total shareholders’ equity	599,549	170,603
Total liabilities, cumulative redeemable preferred shares and shareholders' equity	$610,717	$577,448
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Operations
($ in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Revenue	$—	$1,085	$7,352
Selling, general and administrative expenses	(4,988)	(315)	(3,351)
Operating (loss) income	(4,988)	770	4,001
Other income	77	12,016	—
Interest income	1	127	152
Interest expense	(4,117)	(1,597)	(812)
Net (loss) income before equity in net income of subsidiaries	(9,027)	11,316	3,341
Equity in net income of subsidiaries	8,786	8,900	6,370
Net (loss) income	(241)	20,216	9,711
Dividends of cumulative redeemable preferred shares	(7,922)	(43,676)	(39,657)
Non-cash dividend to warrant holders	(879)	—	—
Net loss available to ordinary shareholders	$(9,042)	$(23,460)	$(29,946)
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$66,631	$4,562	$(13)
INVESTING ACTIVITIES:
Investment in subsidiaries	(78,709)	—	—
Net cash used in investing activities	(78,709)	—	—
FINANCING ACTIVITIES:
Repayment of intercompany loans	(49,447)	(4,000)	—
Redemption of cumulative redeemable preferred shares and payment of accrued dividends	—	(553)	—
Recapitalization transaction	79,658	—	—
Net cash provided by (used in) financing activities	30,211	(4,553)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,133	9	(13)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$10	$1	$14
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$18,143	$10	$1
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of intercompany loans	$—	$49,447	$—
Redemption of cumulative redeemable preferred shares and payment of accrued dividends	$—	$(49,447)	$—
Settlement of intercompany loan receivables	$—	$3,000	$—
Settlement of intercompany loan payables	$—	$(3,641)	$—
Accretion of issuance costs and discount on cumulative redeemable preferred shares	$—	$—	$3,612
Non-cash PIK Dividends	$7,922	$43,676	$36,045
Purchase of cumulative redeemable preferred shares	$(239,492)	$—	$—
Settlement of accrued dividends of cumulative redeemable preferred shares	$(114,381)	$—	$—
Non-cash transfer of treasury shares	$(80)	$—	$—
Par value of vested restricted share awards	$17	$—	$—
Par value of ordinary shares issued in exchange for warrants	$747	$—	$—
Non-cash dividend to warrant holders	$879	$—	$—
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Notes to Condensed Financial Statements

1. Background and basis of presentation
Playa Hotels & Resorts N.V. ("Playa" or the “Company”) was incorporated as a public limited liability company in the Netherlands concurrent with the Business Combination (as defined in Note 1 of the Company's Consolidated Financial Statements included elsewhere in this filing). Playa became the parent company (holding) of the Company's portfolio through its wholly-owned subsidiary Playa Resorts Holding B.V. When presenting parent company financial statements (our "Condensed Financial Statements"), the Company accounts for its investment in subsidiaries using the equity method of accounting.

Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to the Senior Secured Credit Facility (as defined in Note 14 of the Company's Consolidated Financial Statements included elsewhere in this filing). These Condensed Financial Statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Playa and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries. This information should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this filing.
2. Commitments, contingencies and cumulative redeemable preferred shares
The legal entity has guaranteed liabilities of certain consolidated group companies, as meant in article 2:403 of the Netherlands Civil Code. The legal entity is therefore jointly and severally liable for the liabilities arising from the legal acts of those group companies. The Company and its subsidiaries are involved in certain litigation and claims, including claims and assessments with taxing authorities, which are incidental to the conduct of its business.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and are currently waiting for their final determination. We have an estimated amount of $1.6 million as a tax contingency at December 31, 2017 that is recorded in other liabilities within the Condensed Balance Sheet.
For a discussion of the cumulative redeemable preferred shares of the Company, see Note 12 of the Company’s Consolidated Financial Statements included elsewhere in this filing.
3. Long-term obligations
On October 14, 2016, the Company entered into a $49.4 million loan with Playa Resorts Holding B.V., due October 14, 2021. The loan bore 8.25% interest payable at maturity. On November 20, 2017, the Company repaid the $49.4 million outstanding balance.
4. Dividends from subsidiaries
The Company received $75.1 million, $1.1 million, and $7.4 million in cash dividends for the years ended December 31, 2017, 2016 and 2015, respectively, which are included within operating activities in the Condensed Statement of Cash Flows for all periods presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
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
In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2017, we identified material weaknesses in our internal control over financial reporting as of December 31, 2016. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weaknesses in our internal control over financial reporting that existed as of December 31, 2016:

•
We have not formalized our accounting policies and procedures or the associated internal controls (including the monitoring of such internal controls) to ensure accurate and consistent financial reporting in accordance with U.S. GAAP (the “Accounting Policies Weakness”); and

•
Our information technology controls, including system access, change management, segregation of duties, backups and disaster recovery plans, are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use, alteration or destruction (the “IT Weakness”).

During 2017, we remediated the Accounting Policies Weakness by establishing formal policies, procedures and internal controls across the organization in order to ensure timely and accurate financial reporting in accordance with U.S. GAAP. Additionally, during 2017, management began to monitor the effectiveness of our internal controls, both within the Company and at our third-party service providers, to ensure that such internal controls have been designed and implemented appropriately and operating effectively. This formalization, which includes the documentation and implementation of our accounting policies, procedures and internal controls and the education of our employees, allowed the Company to conclude that this material weakness has been remediated.
While we have made progress on the remediation of the IT Weakness, as described below, as of December 31, 2017, the IT Weakness has not been fully remediated. The updated description of the IT Weakness that existed as of December 31, 2017 is as follows:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration.

Therefore, we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in this annual report and the related Condensed Financial Information of Registrant included in this annual report, has communicated, the IT Weakness as an existing material weakness in our internal control over financial reporting as of December 31, 2017.
We continue to take steps to remediate the identified material weakness. The Company has engaged a third party consulting firm to assist the Company with the implementation of a global information technology solution designed to address the elements which give rise to our material weakness, which is expected to be finalized in late 2018 or early 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the material weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.
Management’s Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed and existence of the IT Weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to the Shareholder Agreement, dated as of March 10, 2017 (the "Shareholder Agreement"), by and among Porto Holdco B.V., Pace Sponsor, HI Holdings Playa, and Cabana, our Board consists of eight directors and two interim directors, including Bruce D. Wardinski, as the CEO Director, three directors designated by Pace Sponsor, two directors designated by Cabana and one director designated by Hyatt. Following the expiration of the initial one-year term of directors appointed pursuant to the Shareholder Agreement, Pace Sponsor, HI Holdings Playa and Cabana will continue to have certain rights to designate directors based on their respective ownership of outstanding ordinary shares. In this regard, our directors and executive officers are as follows:

Name	Age	Position
Bruce D. Wardinski	57	Director, Chairman and Chief Executive Officer
Stephen G. Haggerty	50	Director
Daniel J. Hirsch	44	Director
Hal Stanley Jones	65	Director
Thomas Klein	55	Director
Elizabeth Lieberman	67	Director
Karl Peterson	47	Director
Arturo Sarukhan	54	Director
Gloria Guevara	50	Interim Director(1)
Richard B. Fried	49	Interim Director(1)
Alexander Stadlin	63	Chief Operating Officer
Ryan Hymel	36	Chief Financial Officer
Kevin Froemming	55	Chief Marketing Officer
David Camhi	45	General Counsel
Brandon B. Buhler	40	Chief Accounting Officer
_____
(1) Gloria Guevara and Richard B. Fried are anticipated to be nominated for appointment as directors at our 2018 annual general meeting of shareholders.
Each of the directors, other than Mr. Wardinski, our Chairman and Chief Executive Officer, serves as a non-executive director of the Board. In addition, Ms. Elizabeth Lieberman serves as the Lead Independent Director of the Board. Each of the directors will serve until his or her successor is appointed or, if earlier, upon such director’s resignation, removal or death. Set forth below is information regarding each director nominee’s principal occupation, tenure with the Company, business experience, other director positions currently held or held at any time during the past five years, and the specific experience, qualifications, attributes or skills that led to the conclusion by the Board of Directors that such person should serve as one of our directors.
Directors
Bruce D. Wardinski has served as our Chairman and Chief Executive Officer since the consummation of the Business Combination on March 11, 2017. Mr. Wardinski previously served as our Predecessor’s Chief Executive Officer and a director of our Predecessor since August 2013 and previously served on the board of directors of our Predecessor’s prior parent. In 2006, Mr. Wardinski founded our Predecessor’s prior parent and served as its Chief Executive Officer and Chairman of its board of directors from May 2006 to August 2013. From June 2002 to December 2010, Mr. Wardinski served as Chief Executive Officer of Barceló Crestline and served as founding chairman of our Predecessor’s board of directors. From 1998 to 2002, Mr. Wardinski was Chairman, President and Chief Executive Officer of Crestline Capital Corporation (NYSE: CLJ). Mr. Wardinski served as a member of the Executive Commission of Barceló Corporación Empresarial of Palma de Mallorca, Spain from 2004 to 2010. Mr. Wardinski was Senior Vice President and Treasurer of Host Marriott Corporation (NYSE: HMT), a hotel asset management company, from 1996 to 1998. Before this appointment, he served in various other capacities with Host Marriott and Marriott Corporation from 1987 to 1996. In 2003, Mr. Wardinski formed Highland Hospitality Corporation (NYSE: HIH), where he served as Chairman of its board of directors until the sale of the company in 2007. Prior to joining Host Marriott and Marriott Corporation, Mr. Wardinski worked for Price Waterhouse (now PricewaterhouseCoopers) in Washington D.C., and Goodyear International in Caracas, Venezuela. Mr. Wardinski graduated with honors from the University of Virginia with a Bachelor of Science in Commerce and from the Wharton School of Business with an MBA in Finance. Mr. Wardinski was a founding member and currently serves as Chairman of the ServiceSource Foundation, a not-for-profit advocacy group representing people with disabilities. In addition, Mr. Wardinski serves on the boards of directors of DiamondRock Hospitality (NYSE: DRH), the Wolf Trap Foundation for the Performing Arts, the George Mason University Foundation, Inc. and the Board of Advisors of the College of Business at James Madison University. Mr. Wardinski’s significant expertise in the lodging industry and his role as our Chief Executive Officer led us to conclude that he should serve on our Board.
Stephen G. Haggerty has served as a director since the consummation of the Business Combination on March 11, 2017 and was appointed by the binding nomination of Hyatt pursuant to the Shareholders Agreement. Mr. Haggerty previously served as a director of our Predecessor since 2013. Mr. Haggerty was appointed to our Predecessor’s board of directors by the binding nomination of Hyatt pursuant to the terms of that certain investors agreement between our Predecessor and its initial shareholders. Mr. Haggerty has served as the Global Head of Capital Strategy, Franchising and Select Service of Hyatt since August 2014. Mr. Haggerty is responsible for implementing Hyatt’s overall capital and franchising strategy and overseeing Hyatt’s select service business. Prior to assuming his current role, Mr. Haggerty was the Executive Vice President and Global Head of Real Estate and Capital Strategy for Hyatt from October 2012. In this role, Mr. Haggerty was responsible for implementing Hyatt’s overall capital strategy, mergers and acquisitions and related transactional activity, hotel and joint venture asset management, project management, and strategic oversight and transactional support to Hyatt’s development professionals around the world. He joined Hyatt in 2007 as Global Head-Real Estate and Development, where he was responsible for Hyatt’s global development, including global feasibility and development finance, corporate transactions, and global asset management. Prior to joining Hyatt, Mr. Haggerty spent 13 years serving in several positions of increasing responsibility with Marriott International, a NASDAQ-listed hotel operator, franchisor and licensor (NASDAQ: MAR), most recently in London as Senior Vice President, International Project Finance and Asset Management for Europe, Africa and the Middle East from 2005 to 2007. Prior to this position, Mr. Haggerty served as Marriott’s Senior Vice President of Global Asset Management and Development Finance and previously lived in Asia for nine years holding a variety of roles relating to development at Marriott. Mr. Haggerty holds a Bachelor of Science degree from Cornell University’s School of Hotel Administration. Mr. Haggerty’s extensive experience, in particular in strategic planning and asset management, in the lodging industry led us to conclude that he should serve on our Board.
Daniel J. Hirsch has served as a director since the consummation of the Business Combination on March 11, 2017 and was appointed by the binding nomination of Cabana pursuant to the Shareholders Agreement. Mr. Hirsch previously served as a director of our Predecessor from 2013 until the consummation of the Business Combination and also served on the board of directors of our Predecessor’s prior parent from June 2011 to August 2013. Mr. Hirsch was appointed to our Predecessor’s board of directors by the binding nomination of Cabana pursuant to the terms of that certain investors agreement between our Predecessor and its initial shareholders. Mr. Hirsch currently serves as an advisor to FP (as defined below) and FCM. Mr. Hirsch joined Farallon Partners, L.L.C. (“FP”) and FCM in 2003, was a Managing Director from 2007 to 2009, and was a Managing Member, Real Estate, from 2009 through his resignation from Farallon on December 31, 2016. Before joining Farallon, Mr. Hirsch worked as an associate in the San Francisco office of the law firm Covington & Burling. Mr. Hirsch graduated from Yale Law School with a J.D., and Summa Cum Laude with a Bachelor of Arts in Law, Jurisprudence and Social Thought from Amherst College. Mr. Hirsch’s investment management experience led us to conclude that he should serve on our Board.
Hal Stanley Jones has served as a director since the consummation of the Business Combination on March 11, 2017. Mr. Jones previously served as a director of our Predecessor since 2013. Mr. Jones served as Chief Financial Officer of Graham Holdings Company (NYSE: GHC), a diversified education and media company from 2013 until 2017. From 1989 until 2013, Mr. Jones worked in various capacities at The Washington Post Company (NYSE: WPO), an American daily newspaper, the most widely circulated newspaper published in Washington, D.C. From January 2009 to September 2013, he served as the Senior Vice President-Finance and Chief Financial Officer. From January 2008 to December 2009 he served as the President and Chief Executive Officer of Kaplan Professional, a subsidiary of The Washington Post Company. From 2003 to 2006 he served as the Chief Operating Officer of Kaplan International, a subsidiary of The Washington Post Company. Prior to joining The Washington Post Company, Mr. Jones worked for Price Waterhouse (now PricewaterhouseCoopers) from 1977 to 1988. In addition, Mr. Jones serves on the board of directors of Studio Theatre, a non-profit organization in Washington, D.C. Mr. Jones received a Bachelor of Arts in Political Science from the University of Washington and an MBA in Finance from the University of Chicago Graduate School of Business. Mr. Jones’ experience as the chief financial officer of a public company led us to conclude that he should serve on our Board.
Tom Klein has served as a director since the consummation of the Business Combination on March 11, 2017 and was appointed by the binding nomination of Pace Sponsor pursuant to the Shareholders Agreement. Mr. Klein is the former president and CEO of Sabre Corporation, a technology solutions provider to the global travel and tourism industry headquartered in Southlake, Texas. Sabre provides a broad suite of innovative technology to airlines, hotels, travel agencies and travel management organizations. He retired from Sabre at the end of December 2016 following 28 years with the company. Prior to taking the helm of Sabre as President in 2010 and additionally as CEO in 2013, Mr. Klein served in a number of leadership roles at Sabre, including group president of Sabre Travel Network and Sabre Airline Solutions. His first role with Sabre was leading a Sabre joint venture in Mexico. Before joining Sabre, Mr. Klein held sales, marketing, and operations roles at American Airlines and Consolidated Freightways, Inc. In 2006 and 2007, he was recognized by Business Travel News as one of the industry’s “25 Most Influential Executives.” Mr. Klein serves on the board of directors of Cedar Fair Entertainment. He also sits on the board of trustees at Villanova University. In 2010, he was appointed to the board of directors of Brand USA by the U.S. Secretary of Commerce and currently serves as chair of the board. He was previously a member of the executive committee for the World Travel & Tourism Council (2009-2016) and was appointed to the U.S. President’s Advisory Council for Doing Business in Africa. Mr. Klein earned his Bachelor of Science degree in business administration from the Villanova School of Business in 1984. Mr. Klein’s travel technology industry expertise and leadership experience make him a valuable asset to our Board.
Elizabeth Lieberman has served as a director since the consummation of the Business Combination on March 11, 2017. Ms. Lieberman was previously identified as a director nominee to our Predecessor’s board of directors and attended board meetings of our Predecessor from March 2015 to March 2017, and received an annual cash retainer of $60,000 as if she were already appointed to our Predecessor’s board of directors. Ms. Lieberman has an extensive background in the hospitality industry, and served as Senior Vice President, Corporate Secretary and General Counsel of Crestline Hotels & Resorts, Inc. (“Crestline Hotels”) and Barceló Crestline from 2004 until retiring in 2006. She provided consulting services to Crestline Hotels during 2006 to 2008, and returned as Executive Vice President, Corporate Secretary and General Counsel in 2009 until her retirement in 2012. As General Counsel at Crestline Hotels, she provided a hands-on approach to executive leadership and legal oversight of corporate, finance, owner relations and hotel operations matters. Prior to her appointment as General Counsel in 2004, she served as Associate General Counsel for Crestline Hotels and Barceló from 2002 to 2004, and Crestline Capital Corporation from 1998 to 2002, prior to its acquisition by Barceló. Ms. Lieberman was an Assistant General Counsel at Host Marriott, heading up the law department’s asset management division, from 1995 until the spin-off of Crestline Capital Corporation by Host Marriott in 1998. Before joining Host Marriott, she served as attorney on the hotel acquisitions/development and hotel operations legal teams at Marriott International (formerly known as Marriott Corporation) from 1988 to 1995. Prior to joining Marriott, Ms. Lieberman worked at the Washington D.C. law firm of Cleary Gottlieb Steen & Hamilton from 1985 to 1988. Ms. Lieberman earned a B.S. degree in Sociology from Nebraska Wesleyan University in Lincoln, Nebraska, and a J.D. from The Catholic University of America, Columbus School of Law in Washington, D.C. She is a member of the Washington, D.C. Bar Association. Ms. Lieberman’s experience as general counsel in the lodging industry led us to conclude that she should serve on our Board.
Karl Peterson has served as a director since the consummation of the Business Combination on March 11, 2017 and was appointed by the binding nomination of Pace Sponsor pursuant to the Shareholders Agreement. Mr. Peterson served as the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of Porto Holdco B.V. from January 2017 until consummation of the Business Combination and as President and CEO of Pace since its inception. Mr. Peterson is a Senior Partner of TPG and is the Managing Partner of TPG Pace Group, TPG’s newly formed effort to sponsor SPACs and other permanent capital solutions for companies. Since rejoining TPG in 2004, Mr. Peterson has led investments for the firm in technology, media, financial services and travel sectors and oversaw TPG’s European operations from 2010 until 2017. Prior to 2004, he was a co-founder and the president and chief executive officer of Hotwire.com. He led the business from its launch through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995 he was a financial analyst at Goldman, Sachs & Co. Mr. Peterson currently serves on the board of Sabre Corporation, TPG Pace Holdings, TES Global and Saxo Bank. Mr. Peterson also served on the board of Caesars Acquisition Company from 2013 to 2017, Caesars Entertainment Corporation from 2008 to 2013 and Norwegian Cruise Line Holdings Ltd. from 2008 to 2016. Mr. Peterson is a graduate of the University of Notre Dame, where he earned a Bachelor’s of Business Administration Degree with High Honors. Mr. Peterson’s significant investment and financial expertise make him well-qualified to serve as a director of our Board.
Arturo Sarukhan has served as a director since the consummation of the Business Combination on March 11, 2017. Mr. Sarukhan was previously identified as a director nominee to our Predecessor’s Board of directors and attended board meetings of our Predecessor from May 2015 to March 2017, and received an annual cash retainer of $60,000 as if he were already appointed to our Predecessor’s board of directors. Since April 2014, Mr. Sarukhan has served as President of Sarukhan & Associates LLC. Mr. Sarukhan was the Chairman of Global Solutions, a strategy consulting firm, from 2013 to 2014, and prior to this he was a career Mexican diplomat, recently serving as Mexican Ambassador to the United States from 2007 to 2013. Mr. Sarukhan previously served as Mexico’s Consul General from 2003 to 2006, was the foreign policy coordinator of Felipe Calderon’s presidential campaign and transition team in 2006 and was designated chief of Policy Planning to Mexico’s secretary of Foreign Affairs from 2000 to 2003. Prior to this, Mr. Sarukhan served in the Embassy of Mexico to the United States, where he was in charge of the embassy’s Office of Antinarcotics from 1995 to 2000 and served as the Mexican ambassador’s chief of staff from 1993 to 1995, during the NAFTA negotiations. In 1991, he served as the deputy assistant secretary for Inter-American Affairs, representing Mexico at the Agency for the Prohibition of Nuclear Weapons in Latin America and the Caribbean and from 1988 to 1989, Mr. Sarukhan served as the executive secretary of the Commission for the Future of Mexico-U.S. Relations, a non-governmental initiative funded by the Ford Foundation created to recast the relationship between the two countries. Mr. Sarukhan is a director of the Inter-American Dialogue, the Americas Society, Aid for Aids International and The Washington Performing Arts

Society. Mr. Sarukhan graduated from El Colegio de México with a Bachelor’s of Arts degree in International Relations and received a Master’s degree in U.S. Foreign Policy at the School of Advanced International Studies of Johns Hopkins University, where he studied as a Fulbright scholar and Ford Foundation Fellow. Mr. Sarukhan has also taught several courses at the Instituto Tecnológico Autónomo de México, the National Defense College, the Inter-American Defense College and the National Defense University of the United States. Mr. Sarukhan’s diplomatic experience, negotiation skills and in-depth knowledge of the tourism sector in Mexico, Latin America and the Caribbean leads us to the conclusion that he should serve on our Board.
Gloria Guevara, designated by the binding nomination of Pace Sponsor pursuant to the Shareholders Agreement, has served as an interim director since July 27, 2017 and will serve on our Board until our 2018 annual general meeting of shareholders, where it is anticipated that she will be nominated for appointment as a director. Ms. Guevara has more than 25 years of experience working in travel and tourism in both the private and public sectors. Since August 2017, Ms. Guevara has served as President and CEO of the World Travel and Tourism Council. Ms. Guevara served as Special Advisor on Government Affairs at the Harvard School of Public Health’s Center of Health and Environmental Health, where she advised governments on effective strategies to grow sustainable tourism, and is a member of the World Economic Forum Global Agenda Council taskforce for Travel and Tourism. She has also served since 2015 as a consultant at Guevara Manzo Corp. Previously, Ms. Guevara served from 2010 to 2012 as the Secretary of Tourism for Mexico, and the CEO of the Mexico Tourism Board, appointed by President Felipe Calderon. From 1995 to 2010, Ms. Guevara also worked for Sabre Travel Network and Sabre Holdings, including from 2005 to 2010 as CEO of Sabre Mexico, a joint venture between Aeromexico, Mexicana, and Sabre Holdings. Ms. Guevara brings the experience of a proven and well-rounded executive with an international and multicultural perspective to our Board.
Richard B. Fried, designated by the binding nomination of Cabana pursuant to the Shareholders Agreement, has served as an interim director since December 31, 2017, and will serve on our Board until our 2018 annual general meeting of shareholders, where it is anticipated that he will be nominated for appointment as a director. Mr. Fried is a managing member and head of the real estate group at Farallon, an investment management company that he has been with since 1995. Before joining Farallon, he worked as a Vice President in the acquisitions department at Security Capital Industrial Trust, a real estate investment trust specializing in industrial properties. Mr. Fried also currently serves as a board member of Hudson Pacific Properties, Inc., a publicly traded real estate investment trust. In addition, Mr. Fried served from 2008 to 2013 as a board member of Playa Hotels & Resorts, S.L., a predecessor of the Company. Mr. Fried graduated cum laude with a B.S. in Economics and a B.A. in History from the University of Pennsylvania. Mr. Fried will serve on the Board’s Compensation Committee and Nominating and Governance Committee. Mr. Fried’s investment management experience led us to conclude that he should serve on the Board.
Officers
A brief biography of each of our executive officers (other than Mr. Wardinski) is set forth below. Please see the section entitled “-Directors” above for information about Mr. Wardinski, who serves as our Chairman and Chief Executive Officer.
Alexander Stadlin has served as our Chief Operating Officer since the consummation of the Business Combination on March 11, 2017. Mr. Stadlin previously served as our Predecessor’s Chief Operating Officer since January 2013 and has also served as Chief Executive Officer of our subsidiary, Playa Resorts Management, LLC ("Playa Management") since November 2013. Mr. Stadlin joined our Predecessor’s prior parent in May 2008 as Senior Vice President of Asset Management and was promoted to his current position as Chief Operating Officer in January 2013. During his tenure with our Predecessor and our Predecessor’s prior parent, Mr. Stadlin has played a key role in the expansion and repositioning of the portfolio including: development of the 619-room Hyatt Ziva Los Cabos which reopened in 2009 as Barceló Los Cabos and was rebranded in late 2013, the brand repositioning of Dreams La Romana and Dreams Palm Beach in the Dominican Republic, as well as the expansion, renovation and rebranding of the former 378-room Dreams Cancún into the 547-room Hyatt Ziva Cancún. In addition to leading major expansion, renovation and repositioning projects, Mr. Stadlin is responsible for the day-to-day oversight of the operations of the business. Prior to joining our Predecessor’s prior parent, Mr. Stadlin served as Vice President for Latin America at Marriott International, where he increased Marriott’s presence in the region by 21 hotels in seven years. During his 33-year tenure at Marriott International, Mr. Stadlin held numerous international management positions in the UK, Germany and Mexico, as well as throughout the Middle East and Africa. Mr. Stadlin graduated with a Bachelor of Science from the School of Hotel Administration at Cornell University in 1975. In 2007, Mr. Stadlin attended the Executive Program in Strategy and Organization at Stanford University. Mr. Stadlin has won numerous industry accolades, and is active in the lodging community. He served as Chairman of the Polanco Hotel Association and was a member of the board of the Mexican Hotel Association and of the American Chamber of Commerce.
Ryan Hymel has served as Chief Financial Officer since July 1, 2017. Mr. Hymel has held several positions at the Company and our Predecessor, including as Senior Director of Treasury & Planning from 2012 to 2014, as Vice President of Treasury & Planning from 2014 to 2016, and most recently as Senior Vice President & Treasurer. Mr. Hymel has over 15 years of experience working within the hospitality sector. He began his career with the hotel management company Barceló Crestline Corporation in

2004. Mr. Hymel holds a Bachelor of Arts in economics from the University of Virginia and an MBA from Georgetown University - The McDonough School of Business.
Kevin Froemming has served as our Chief Marketing Officer since the consummation of the Business Combination on March 11, 2017. Mr. Froemming previously served as our Predecessor’s Chief Marketing Officer since January 2014. Prior to joining Playa in January 2014, Mr. Froemming was President of Unique Vacations Inc., the worldwide representatives of Sandals & Beaches Resorts, from October 2003 to November 2013. Mr. Froemming brings more than 20 years of experience in marketing, sales, technology, and customer support operations. Prior to his tenure as President of Unique Vacations Inc., he rose to the position of Chief Operating Officer of The Mark Travel Corporation’s owned brands. In this capacity, he was responsible for bottom line profitability, and led the acquisition and integration team that was responsible for the addition of several major travel companies that were integrated into The Mark Travel Corporation’s portfolio of brands. He has also held senior positions at Wyndham Hotels and Renaissance Cruise Lines. Mr. Froemming graduated from Marquette University with a Bachelor of Science in Business Administration.
David Camhi has served as our General Counsel since the consummation of the Business Combination on March 11, 2017. Mr. Camhi previously served as our Predecessor’s General Counsel since August 2013 and also served as General Counsel of our Predecessor’s prior parent from January 2011 to August 2013. Prior to joining our Predecessor’s prior parent, Mr. Camhi served as General Counsel for Phoenix Packaging Group from April 2008 to January 2011, a plastic packaging manufacturer with production plants in Colombia, Mexico, Venezuela and the United States and sales in over 20 countries. From November 2006 to March 2008, Mr. Camhi practiced law at the Mexico City office of Thacher Proffitt & Wood. Prior to joining Thacher Proffitt & Wood, Mr. Camhi served as Associate General Counsel of BearingPoint, Inc., a global consulting firm, and practiced law at Baker & McKenzie, Prieto & Carrizosa and Sidley Austin LLP. Mr. Camhi received an LLM degree from Cornell University. Mr. Camhi also received a post graduate degree in Finance from Colegio de Estudios Superiores de Administración and an LL.B. from the Universidad de Los Andes, both in Bogota, Colombia. Mr. Camhi is admitted to practice law in Colombia, New York and Mexico.
Brandon B. Buhler has served as our Chief Accounting Officer since August 7, 2017. Mr. Buhler joined our Predecessor in early 2014 as Director of Financial Reporting and has been responsible for managing our Predecessor’s and the Company’s corporate accounting, financial systems, internal controls, financial reporting and technical accounting functions. Prior to joining our Predecessor, Mr. Buhler worked as an auditor at Deloitte & Touche LLP for over ten years. Mr. Buhler holds both a Bachelor of Science in accounting and a Masters in accountancy from the Marriott School of Management at Brigham Young University, and is a Certified Public Accountant (CPA) and a member of the American Institute of CPAs.
Director and Executive Officer Qualifications
We are not expected to formally establish any specific, minimum qualifications that must be met by each of our officers. However, we expect generally to evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former chief executive officer or chief financial officer of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.
However, pursuant to our Board rules a majority of the members of the our Board must meet the criteria for independence under (i) the NASDAQ listing rules, as in effect from time to time and as interpreted by our Board in its business judgment, and (ii) the DCGC, to the extent reasonably practicable. The Nominating and Governance Committee of our Board has prepared policies regarding director qualification requirements and the process for identifying and evaluating director candidates for adoption by the Board.
The above-mentioned attributes, along with the leadership skills and other experiences of our officers and our Board members described above, are expected to provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of stockholder value appreciation through organic and acquisition growth.
Our Board
We have a single-tier board that consists of ten directors: one executive director and nine non-executive directors. Each member of our Board was elected to serve for a term of one year following his or her appointment following the binding nomination of our Board. Our Board may perform all acts necessary or useful for achieving our corporate purposes, other than those acts that are prohibited by law or by our Articles of Association, as more fully discussed below, or which would violate general principles of reasonableness and fairness. The Board as a whole, the Chief Executive Officer and, if more than one executive director has been appointed, each executive director individually, is authorized to represent us in dealings with third parties.

Director Independence
NASDAQ listing standards require that a majority of the Board be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which in the opinion of the board of directors of such company, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
All of our directors are independent pursuant to the rules of the NASDAQ except Mr. Wardinski, our Chairman and Chief Executive Officer.
Our Board Designations
The general meeting of shareholders (the “general meeting”) appoints the directors of our Board. The general meeting can only appoint a director upon a binding nomination by our Board. The general meeting may at any time resolve to render such nomination to be non-binding by a majority of votes cast representing more than half of the issued share capital. If a nomination is rendered non-binding, a new nomination shall be made by our Board. If the nomination comprises one candidate for a vacancy, a resolution concerning the nomination shall result in the appointment of the candidate, unless the nomination is rendered non-binding. A second meeting pursuant to section 2:120 (3) of the Dutch Civil Code cannot be convened. A resolution to appoint a director can only be approved in respect of candidates whose names are stated for that purpose in the agenda of that general meeting or the explanatory notes thereto. Upon the appointment of a person as a director, the general meeting shall determine whether that person is appointed as executive director or as non-executive director
Each of our directors was appointed by the general meeting for a term that will expire at the end of the annual general meeting of our shareholders to be held in 2018 and will serve until his or her successor is appointed or, if earlier, upon such director’s resignation, removal or death.
Under Dutch law, the person chairing the meetings of our Board (the chairman by law) is required to be a non-executive director. This person initially is Ms. Lieberman, who is also our Lead Independent Director. The non-executive directors supervise the executive directors and our Board as a whole, and provide guidance to individual directors and to our Board as a whole. Each director owes a duty to us to properly perform the duties of our Board as a whole and the duties assigned to such director, and to act in our corporate interest. Under Dutch law, the corporate interest extends to the interests of all stakeholders, such as shareholders, creditors, employees, guests and suppliers.
The composition of our Board and criteria regarding the independence of our directors may deviate from the relevant provisions of the DCGC.
 Our Board Powers and Function
Our Board is charged with the management of us, subject to the restrictions contained in our Articles of Association and our Board Rules. The executive directors are responsible for operational management of us and the business enterprise connected therewith, as well as with the implementation of the decisions taken by our Board. The non-executive directors have no day-to-day management responsibility, but supervise the policy and the fulfillment of duties of the executive directors and the general affairs of us. Additionally, the directors have a collective responsibility towards us for the duties of our Board as a whole. In performing their duties, the directors shall be guided by the interests of us and our business and, in this respect, the directors shall take the interests of all of our stakeholders into proper consideration. Directors shall have access to management and, as necessary and appropriate, our independent advisors. The executive directors will timely provide the non-executive directors with any such information as may be necessary for the non-executive directors to perform their duties.
Our Board will represent us. We may also be represented by the Chief Executive Officer, in his capacity as executive director, and, where more than one executive director has been appointed, by each executive director individually.
Our Board Meetings and Decision Making
Each director may cast one vote on all matters presented to our Board and those committees on which he or she serves for approval. Resolutions of our Board and resolutions of the group of non-executive directors shall be passed, irrespective of whether this occurs at a meeting or otherwise, by majority unless our Board Rules provide differently. Where there is a tie in any vote of our Board, no resolution shall have been passed. Meetings of our Board can be held through audio-communication facilities, unless a director objects thereto. Resolutions of our Board may, instead of at a meeting, be passed in writing, provided that all directors are familiar with the resolution to be passed and none of them objects to this decision-making process.

Our Board Conflicts of Interest
A director will not be permitted to participate in the discussions and the decision-making process on a subject or transaction in relation to which he or she has a direct or indirect personal interest which conflicts with the interest of us and of the business connected with it. If all directors have a conflict of interest as described in the previous sentence and as a result thereof, no resolution can be passed by our Board, the resolution may nevertheless be passed by our Board as if none of the directors has a conflict of interests as described in the previous sentence.
Executive directors will be prohibited from participating in the decision-making process with respect to the determination of their remuneration and the remuneration of other executive directors.
Under the DCGC, each director is required to immediately report any actual or potential conflict of interest which is of material significance to us and/or to such director to the Lead Independent Director and the audit committee and shall provide all information relevant to such potential conflict of interest. If the Lead Independent Director has an actual or potential conflict of interest, the director shall immediately report this to the vice chairman of our Board and the audit committee. Our Board shall decide, without the director concerned being present, whether there is a conflict of interests. Transactions in which there is a conflict of interests shall be performed and disclosed in accordance with applicable law, the NASDAQ listing rules and the DCGC.
Except as otherwise agreed in writing by us and Hyatt, neither Playa nor Hyatt shall have any duty to refrain from engaging, directly or indirectly, in the same or similar activities or lines of business as the other; provided that Hyatt may not pursue a corporate opportunity if the opportunity was discovered, directly or indirectly, through the use of Playa's property or information, or was offered to a Hyatt-affiliated director expressly in his or her capacity as a director of Playa (although Hyatt may pursue such opportunity if it is discovered through other means, whether before or after its discovery through the use of Playa's property or information or offered to a Hyatt-affiliated director, provided that in pursuing such opportunity no confidential Playa information is used and there is no breach of the confidentiality provisions of the Board Rules). If a director affiliated with Hyatt has an actual or potential conflict of interests due to his or her position as a director and his or her relationship with Hyatt, such director is required to immediately report such conflict of interests as described above.
Director Liability
Pursuant to Dutch law, members of our Board may be liable to us for damages in the event of improper or negligent performance of their duties. They may also be liable for damages to third parties on the basis of tort, to the tax authorities in case of default on tax and social security payments, and in the event of bankruptcy as a consequence of improper performance of their duties. In certain circumstances, members of our Board may also incur criminal liabilities. The members of our Board and certain executive officers are insured at our expense against damages resulting from their conduct when acting in the capacities as such directors, members or officers, which insurance may also provide any such person with funds to meet expenditures incurred or to be incurred in defending any proceedings against him or her and to take any action to enable such expenses not to be incurred. Also, we provide the current and former members of our Board with protection through indemnification under our Articles of Association, to the extent permitted by law, against risks of claims and actions against them arising out of their exercise of their duties, or any other duties performed at our request. In addition, we entered into indemnification agreements with its directors and executive officers.
Director Suspension and Removal
The general meeting of our shareholders will at all times have the power to suspend or remove a director by a resolution adopted by at least a majority of the votes cast at a general meeting of our shareholders, representing at least a majority of issued share capital, unless the proposal at the proposal of our Board, in which case a majority of the votes cast is required. An executive director may also be suspended by our Board. A suspension will expire at the end of a three month period if no resolution has been adopted either to lift the suspension or to remove the relevant director.
Board Committees
Our Board has established three standing committees consisting solely of independent directors (under the NASDAQ rules) and one standing committee consisting of a majority of independent directors, the principal functions of which are briefly described below. Our Board may from time to time establish other committees to facilitate our governance.

Audit Committee
The audit committee consists of Mr. Jones (chairperson), Ms. Lieberman, Mr. Sarukhan and Ms. Guevara. The chairperson of the audit committee qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and has employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background as required by the NASDAQ corporate governance listing standards, as well as a “financial expert” as set forth in the DCGC. Each of the audit committee members is “financially literate” as that term is defined by the NASDAQ corporate governance listing standards. Our Board adopted an audit committee charter, which details the principal functions of the audit committee, including overseeing:

•	the review of all related party transactions in accordance with our related party transactions policy;

•	our accounting and financial reporting processes and discussing these with management;

•	the integrity and audits of our consolidated financial statements and financial reporting process;

•	our systems of disclosure controls and procedures and internal control over financial reporting;

•
our compliance with financial, legal and regulatory requirements related to our financial statements and other public disclosures, our compliance with its policies related thereto, and our policy in respect of tax planning;

•
the engagement and retention of the registered independent public accounting firm and the recommendation to our general meeting of the appointment of an external auditor to audit the Dutch statutory board report, including our annual accounts, and the evaluation of the qualifications, independence and performance of the independent public accounting firm, including the provision of non-audit services;

•	the application of information and communication technology;

•	the role and performance of our internal audit function;

•	our overall risk profile; and

•	attending to such other matters as are specifically delegated to the audit committee by our Board from time to time.
The audit committee is also responsible for selecting an independent registered public accounting firm to be appointed by our general meeting (or, if not appointed by our general meeting, by our Board), reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The audit committee will also approve the audit committee report required by SEC regulations to be included in our annual proxy statement.
Compensation Committee
Our compensation committee consists of Mr. Hirsch (chairperson), Mr. Haggerty, Mr. Klein and Mr. Peterson. The compensation committee assists our Board in reviewing and approving or recommending our compensation structure, including all forms of compensation relating to our directors and executive officers. An executive director will not be present at any compensation committee meeting while his or her compensation is deliberated. Subject to and in accordance with the terms of the compensation policy to be adopted by our General Meeting from time to time and in accordance with Dutch law, the compensation committee is responsible for, among other things:

•
 reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chairman and Chief Executive Officer’s compensation, evaluating our Chairman and Chief Executive Officer’s performance in light of such goals and objectives and recommending the compensation, including equity compensation, change in control benefits and severance arrangements, of our Chairman and Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation, including equity compensation, change in control benefits and severance arrangements, of our other executive officers and overseeing their performance;

•	reviewing and making recommendations to our Board with respect to the compensation of our directors;

•	reviewing and making recommendations to our Board with respect to its executive compensation policies and plans;

•	implementing and administering our incentive and equity-based compensation plans;

•	determining the number of shares underlying, and the terms of, restricted share awards and options to be granted to our directors, executive officers and other employees pursuant to these plans;

•	assisting management in complying with our proxy statement and management report disclosure requirements;

•	producing a compensation committee report to be included in our annual proxy statement;

•	assisting our Board in producing the compensation report to be included in our management report publicly filed in the Netherlands and to be posted on our website; and

•	attending to such other matters as are specifically delegated to our compensation committee by our Board from time to time.
Our Board adopted a compensation committee charter, which details these principal functions of the compensation committee.
Compensation Committee Interlocks and Insider Participation
The compensation committee is comprised entirely of the four independent Directors listed above. No member of the compensation committee is a current, or during 2017 was a former, officer or employee of ours, our Predecessor or any of its subsidiaries. In 2017, none of our or our Predecessor’s executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the compensation committee of us or our Predecessor.
Nominating and Governance Committee
Our nominating and governance committee consists of Mr. Klein (chairperson), Mr. Hirsch, Ms. Lieberman and Mr. Fried. The nominating and governance committee assists our Board in selecting individuals qualified to become our directors and in determining the composition of our Board and its committees. Our Board adopted a nominating and governance committee charter, which details the principal functions of the nominating and governance committee, including:

•	identifying, recruiting and recommending to the full Board qualified candidates for designation as directors or to fill our Board vacancies at our general meeting;

•
developing and recommending to our Board corporate governance guidelines as set forth in the rules of our Board, including the nominating and governance committee’s selection criteria for director nominees, and implementing and monitoring such guidelines;

•	overseeing our Board’s compliance with legal and regulatory requirements;

•	reviewing and making recommendations on matters involving the general operation of our Board, including board size and composition, and committee composition and structure;

•	recommending to our Board nominees for each committee of our Board;

•
annually facilitating the assessment of our Board’s performance as a whole and of the individual directors, and the performance of our Board’s committees as required by applicable law, regulations and the NASDAQ corporate governance listing standards; and

•	overseeing our Board’s evaluation of executive officers.

Capital Allocation Committee
Our capital allocation committee consists of Mr. Peterson (chairperson), Mr. Fried, Mr. Hirsch and Mr. Wardinski. Pursuant to the Shareholder Agreement, as long as Pace has the right to designate a director, upon the resignation, removal or death of a Pace Director from the capital allocation committee, a Pace Director will fill the committee vacancy. Pursuant to the Shareholder Agreement, as long as Farallon has the right to designate a director, upon the resignation removal or death of a Farallon designated director from the capital allocation committee, a Farallon designated director will fill the committee vacancy. Our capital allocation committee assists our Board in fulfilling its oversight responsibilities of the financial management of us, as well as any other duties delegated by the Board. Our Board adopted a capital allocation committee charter, which details the principal functions of the capital allocation committee, including the following duties:

•	review of capital expenditures, investments, business acquisitions or divestitures with a value, individually, in excess of 5% of the total assets of us and our subsidiaries on a consolidated basis;

•
recommend to our Board, as appropriate, whether or not to approve any of the expenditures, investments, business acquisitions or divestitures it reviewed pursuant to the authority (provided, that the Board may not approve any such expenditure, investment, business acquisition or divestiture unless the capital allocation committee has recommended such action); and

•	recommend that our Board request management to perform post-audits of major capital expenditures and business acquisitions or divestitures, and review the results of such audits
Corporate Governance Profile
Our corporate governance has been structured in a manner intended to closely align our interests with those of our stakeholders. Notable features of our corporate governance structure include the following:

•	our Board is not staggered and each of our directors is elected for a term of one year following a binding nomination of our Board;

•
of the ten persons who serve on our Board, nine, or 90%, of our directors have been determined to be independent for purposes of the NASDAQ’s corporate governance listing standards, and four of the nine non-executive directors also qualify as “independent” under the DCGC;

•	that the chairman of our Audit Committee qualifies as an “audit committee financial expert” as defined by the SEC;

•	we do not have a poison pill;

•
directors are elected by the general meeting upon a binding nomination of our Board, following the recommendation of our Board’s nominating and governance committee and subject to the director appointment rights granted to Pace pursuant to the Shareholder Agreement; our general meeting may overrule such binding nomination by a resolution adopted by at least a majority of the votes cast, if such votes represent more than 50% of our issued share capital, following which, our Board will offer a new binding nomination of a director to be elected to our Board;

•
our Articles of Association and Dutch law provide that resolutions of our Board concerning a material change in our identity, character or business are subject to the approval of the general meeting; and

•
certain actions can only be taken by our general meeting, with at least two-thirds of the votes cast, unless such resolution is passed at the proposal of our Board, including an amendment of our Articles of Association, the issuance of shares or the granting of rights to subscribe for shares, the limitation or exclusion of preemptive rights, the reduction of our issued share capital, payments of dividends on ordinary shares, the application for bankruptcy and a merger or demerger of us. Our general meeting adopted a resolution to authorize our Board to take certain of these actions.

There are no family relationships among our executive officers and directors. All of our directors are independent pursuant to the rules of the NASDAQ except Mr. Wardinski, our Chairman and Chief Executive Officer. In order to make these determinations, the following relationships have been disclosed to our Board:

•
 With respect to Ms. Lieberman and Mr. Sarukhan, the consulting services provided by each of them to our Predecessor, including attending our Predecessor’s board meetings and providing board-level advice to our Predecessor as if they were already appointed to our Predecessor’s board of directors, from 2015 through the date of the Business Combination, for which they each received a $60,000 annual cash retainer and reimbursement of other expenses. Following their appointment to the Board, Ms. Lieberman and Mr. Sarukhan only receive compensation from us for serving as directors.

•
With respect to Mr. Hirsch and Mr. Fried, that (i) Mr. Hirsch was appointed and Mr. Fried has been nominated for appointment to our Board by the General Meeting in accordance with the designation rights of Cabana pursuant to the Shareholder Agreement, and (ii) each is required to resign from our Board upon request by Farallon.

•
With respect to Mr. Hirsch, that he may be entitled to receive from Farallon payments or profit allocations in respect of certain investments made by Farallon, including Farallon’s investment in our ordinary shares.

•
With respect to Mr. Fried, that he may be entitled to receive a portion of (i) any profit allocation earned by an affiliate of Farallon based on an increase in the value of Farallon’s investment portfolio (which portfolio includes, among other assets, Farallon’s investment in our ordinary shares) and (ii) any management fee earned by an affiliate of Farallon for managing Farallon’s investment portfolio.

•
With respect to Mr. Haggerty, that (i) he was appointed to our Board by the General Meeting in accordance with the designation rights of HI Holdings Playa pursuant to the Shareholder Agreement, and (ii) is required to resign from the Board upon request by Hyatt.

•
With respect to Ms. Guevara, Mr. Klein and Mr. Peterson, that (i) Mr. Klein and Mr. Peterson were appointed and Ms. Guevara has been nominated for appointment to our Board by the General Meeting in accordance with the designation rights of Pace Sponsor pursuant to the Shareholder Agreement, and (ii) each is required to resign from our Board upon request by Pace.

Please see the section entitled “Directors, Executive Officers and Corporate Governance-Our Board-Our Board Designations” above for information about the Shareholder Agreement which addresses director designation rights of certain of our shareholders.
Mr. Jones, Ms. Lieberman, Ms. Guevara, Mr. Sarukhan and Mr. Klein qualify as “independent” under the DCGC. Our remaining five non-executive directors do not qualify as “independent” under the DCGC.
Our directors will stay informed about our business by attending meetings of our Board and their respective committees and through supplemental reports and communications. Our non-executive directors, to the extent independent under NASDAQ rules, will meet regularly in executive sessions without the presence of our executive officers or directors that are not independent under NASDAQ rules.
Code of Business Conduct and Ethics
The Board has adopted codes of business conduct and ethics that apply to its executive officers, directors and employees and agents. Among other matters, the codes of business conduct and ethics are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code.
Only our nominating and governance committee will be able to grant (subject to applicable law) any waiver of our code of business conduct and ethics for our executive officers or directors, and any such waiver shall be promptly disclosed as required by law or NASDAQ regulations. Our code of business conduct and ethics includes a whistleblower policy as contemplated by the

DCGC and applicable SEC rules. Our code of business conduct and ethics is available on our website at www.investors.playaresorts.com.
Board Dividend Policy
We may only make distributions to our shareholders if our shareholders’ equity exceeds the sum of the paid-up and called-up share capital plus the reserves as required to be maintained by Dutch law or by our Articles of Association.
Any amount remaining out of distributable profits is added to our reserves as our Board determines. After reservation by our Board of any distributable profits, the shareholders, upon the proposal of our Board, may declare a dividend. Our Board is permitted, subject to certain requirements, to declare interim dividends without the approval of our shareholders. Interim dividends may be declared as provided in our Articles of Association and may be distributed to the extent that the shareholders’ equity, based on interim financial statements, exceeds the paid-up and called-up share capital and the reserves that must be maintained under Dutch law or our Articles of Association. Interim dividends are deemed advances on the final dividend to be declared with respect to the fiscal year in which the interim dividends have been declared. We may reclaim any distributions, whether interim or not interim, made in contravention of certain restrictions of Dutch law from shareholders that knew or should have known that such distribution was not permissible. In addition, on the basis of Dutch case law, if after a distribution we are not able to pay our due and collectable debts, then our shareholders or directors who at the time of the distribution knew or reasonably should have foreseen that result may be liable to our creditors.
Distributions shall be payable in the currency determined by our Board at a date determined by our Board. Our Board will set the record date to establish which shareholders (or usufructuaries or pledgees, as the case may be) are entitled to the distribution, such date not being earlier than the date on which the distribution was announced. Claims for payment of dividends and other distributions not made within five years from the date that such dividends or distributions became payable will lapse, and any such amounts will be considered to have been forfeited to us (verjaring).
We do not anticipate paying any dividends on the ordinary shares for the foreseeable future.
Senior Management
Our day-to-day management is carried out by our Chief Executive Officer and our other executive officers. Subject to rights pursuant to any consulting or employment agreements, executive officers (except for our Chief Executive Officer, who is the executive director on the Board and, in accordance with Dutch law, must be appointed by the general meeting) serve at the discretion of the Board. The business address of our executive officers is our registered office address at Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and more than 10% stockholders to file reports with the SEC to report a change in ownership within two business days following the day on which the transaction occurs. Based on a review of the copies of such reports furnished to us, we believe that, during 2017, all transactions were timely filed except for one Form 3 and subsequent Form 4 that were filed late for Mr. Klein, and one Form 3 that reported Mr. Wardinski’s ownership inaccurately, which was later amended and restated to correct the error. Both delays in filing were due to administrative error through no fault of the reporting person.
Item 11. Executive Compensation.
Our executive compensation program is designed to align the interest of our executive officers with those of our stakeholders, while enabling us to attract, motivate and retain individuals who contribute to our long-term success.
Decisions on the executive compensation program are made by the compensation committee of our Board. Our executive compensation program will continue to evolve, depending on the judgment of the members of the compensation committee in support of our ongoing business strategy.
Our executive compensation program reflects our belief that executive compensation must be competitive in order to attract and retain high-performing executive officers. Our compensation program rewards, among other things, favorable shareholder returns, share appreciation, our competitive position within our segment of the lodging industry, and each executive officer’s long-term career contributions to us. In addition, the compensation committee may determine to make awards to new executive officers in order to attract talented professionals. Our compensation incentives, which have been designed to further these goals, take the form of annual cash compensation and long term equity incentives measured by performance targets established by the compensation committee.
The compensation of our executive officers has three primary components: base salary, an annual cash incentive bonus and long-term incentive based compensation in the form of stock-based awards.
Summary Compensation Table
The following is a summary of the elements of and amounts paid under our compensation plans for fiscal years 2017, 2016 and 2015.
 The following summary compensation table sets forth the annual base salary and other compensation paid to each of our named executive officers for 2017, 2016 and 2015.

Name	Year	Salary ($)	Bonus ($)(1)	Share Awards ($)(2)		All Other Compensation ($)(3)	Total
Bruce D. Wardinski	2017	$750,000	$862,500	$4,883,688	(6)	$19,183	$6,515,371
Chairman and Chief Executive Officer	2016	750,000	1,162,500	—		19,603	1,932,103
	2015	778,846	902,344	—		18,957	1,700,147
Ryan Hymel (4)	2017	$275,481	$250,000	$790,597	(9)	$14,834	$1,330,912
Chief Financial Officer
Alexander Stadlin	2017	$530,839	$373,967	$2,696,836	(7)	$14,904	$3,616,546
Chief Operating Officer	2016	515,049	550,000	—		16,854	1,081,903
	2015	519,230	360,938	—		16,572	896,740
Kevin Froemming	2017	$424,700	$299,174	$1,587,494	(8)	$13,413	$2,324,781
Chief Marketing Officer	2016	412,051	361,084	—		11,532	784,667
	2015	415,385	288,750	—		8,751	712,886
David Camhi (5)	2017	$292,788	$206,328	$599,290	(10)	$15,475	$1,113,881
General Counsel
________

(1)	Bonuses are awarded by our compensation committee after the end of the noted fiscal year based on a combination of individual and corporate performance.

(2)
Represents the aggregate grant date fair value of time-based restricted ordinary shares granted to the named executive officers on May 16, 2017 and May 26, 2017, and target performance-based restricted ordinary shares granted to the named executive officers on May 26, 2017, in each case computed in accordance with FASB ASC Topic 718. For information regarding the Company's assumptions made in the valuation of performance-based equity awards, see Note 11 to the Consolidated Financial Statements. The table below shows the dollar value of performance-based equity awards for each named executive officer assuming that (i) on the grant date of the awards the highest level of performance was probable, (ii) the maximum value of the awards will be earned and (iii) the value per ordinary share upon maximum vesting is the closing price per Ordinary Share on the NASDAQ on the date of grant. The values of the performance-based equity awards are dependent on the Company's performance over a three-year period and there is no assurance that the maximum value of the awards will be earned.

Maximum Value of Performance-Based Equity Awards Assuming Highest Performance Level
Year	Wardinski	Hymel	Stadlin	Froemming	Camhi
2017	$1,874,988	$449,992	$937,486	$562,486	$224,988

(3)
For each named executive officer, the amount shown in “All Other Compensation” represents our matching contribution to the 401(k) plan for the named executive officer’s benefit, the premiums we paid for the life insurance premiums on the named executive officer’s life and any severance paid for former named executive officers.

(4)	Mr. Hymel was appointed Chief Financial Officer effective July 1, 2017. His annualized salary as Chief Financial Officer in 2017 was $325,000.

(5)	Mr. Camhi first became a named executive officer in 2017.

(6)
Reflects 260,000 time-based restricted ordinary shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive's continued employment through the applicable vesting date; 122,789 time-based restricted ordinary shares that will vest ratably on May 26 of 2018, 2019 and 2020, subject to the executive's continued employment through the applicable vesting date; and the target amount of performance-based restricted ordinary shares that may vest pursuant to the May 26, 2017 performance-based equity awards

(7)
Reflects 155,000 time-based restricted ordinary shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive's continued employment through the applicable vesting date; 61,394 time-based restricted ordinary shares that will vest ratably on May 26 of 2018, 2019 and 2020, subject to the executive's continued employment through the applicable vesting date; and the target amount of performance-based restricted ordinary shares that may vest pursuant to the May 26, 2017 performance-based equity awards

(8)
Reflects 90,000 time-based restricted ordinary shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive's continued employment through the applicable vesting date; 36,836 time-based restricted ordinary shares that will vest ratably on May 26 of 2018, 2019 and 2020, subject to the executive's continued employment through the applicable vesting date; and the target amount of performance-based restricted ordinary shares that may vest pursuant to the May 26, 2017 performance-based equity awards

(9)
Reflects 25,000 time-based restricted ordinary shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive's continued employment through the applicable vesting date; 29,469 restricted ordinary shares that will vest ratably on May 26 of 2018, 2019 and 2020, subject to the executive's continued employment through the applicable vesting date; and the target amount of performance-based restricted ordinary shares that may vest pursuant to the May 26, 2017 performance-based equity awards

(10)
Reflects 32,500 time-based restricted ordinary shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive's continued employment through the applicable vesting date; 14,734 restricted ordinary shares that will vest ratably on May 26 of 2018, 2019 and 2020, subject to the executive's continued employment through the applicable vesting date; and the target amount of performance-based restricted ordinary shares that may vest pursuant to the May 26, 2017 performance-based equity awards

Narrative Disclosure to Summary Compensation Table
Base Salary
Base salary is designed to compensate executive officers at a fixed level of compensation that serves as a retention tool throughout the executive’s career.
Bonuses
Pursuant to our Management Incentive Plan, we award bonuses to our named executive officers based on a combination of individual and corporate performance measures that our Board believes are important to the success of our business. Under our Management Incentive Plan, each named executive officer has a target incentive opportunity expressed as a percentage of his or her base salary, which is subject to increase or decrease according to the achievement of these individual and corporate performance measures. In addition, no named executive officer in our Management Incentive Plan will be paid a bonus unless we meet a specified minimum corporate performance threshold. In 2017, 2016 and 2015, the corporate performance metric used for each named executive officer and for the minimum corporate performance threshold was EBITDA. In addition, in 2017, 2016 and 2015, bonuses of our named executive officers were based 75% on achievement of corporate performance goals and 25% on achievement of individual performance goals, except that Mr. Wardinski’s bonuses were based 100% on corporate performance goals. In addition, we may make special incentive awards to an individual for extraordinary individual efforts and exceptional results, or contribution to extraordinary team efforts and exceptional results, in reaching our goals and objectives. All awards granted under our Management Incentive Plan must be approved by our Board and, with respect to members of management other than the Chief Executive Officer, its Chief Executive Officer. Our Board has the right to adjust any payment to our named executive officers under our Management Incentive Plan.
Equity Awards
Our Predecessor did not grant any equity awards to the named executive officers during 2016.
2017 Business Combination Awards
On March 10, 2017, in connection with the closing of Playa’s merger with Pace and the listing of Playa’s ordinary shares, the Board approved grants of restricted shares, which were issued on May 16, 2017. These award grants were made pursuant to the 2017 Plan. Each award has a five year vesting term, with 25% of the restricted shares vesting on the third anniversary of the grant date, 25% of the restricted shares vesting on the fourth anniversary of the grant date and 50% of the restricted shares vesting on the fifth anniversary of the grant date, subject to the executive’s continued employment through the applicable vesting date. If an executive’s employment terminates for any reason (other than due to death or disability), any unvested restricted shares will be forfeited by the executive. If an executive’s employment terminates due to death or disability, any unvested restricted shares will become 100% vested upon such termination. The executives have the right to vote the restricted shares and receive dividends on the restricted shares, provided that any dividends payable with respect to unvested restricted shares will be subject to the same conditions and restrictions applicable to the underlying restricted shares and will be paid to the executive if and to the extent the underlying restricted shares become vested.

The following table sets forth the awards granted to each of Playa’s named executive officers:

Name	Year	Shares Granted
Bruce D. Wardinski	2017	260,000
Alexander Stadlin	2017	155,000
Kevin Froemming	2017	90,000
Ryan Hymel	2017	25,000
David Camhi	2017	32,500
2017 Long-Term Incentive Awards
On May 26, 2017, the compensation committee of the Board issued 2017 annual time-vesting and performance-vesting equity awards pursuant to the 2017 Plan. Messrs. Bruce D. Wardinski, our Chairman and Chief Executive Officer, Alexander Stadlin, our Chief Operating Officer, Kevin Froemming, our Chief Marketing Officer, Ryan Hymel, our Chief Financial Officer, effective July 1, 2017, and David Camhi, our General Counsel, received awards. Each award consists of 50% of time-based restricted shares, vesting pro rata over three years, and 50% performance-based restricted shares. The performance-based restricted shares include the following terms:

•
50% of the performance-based restricted shares are earned based on the Company’s achievement of performance goals relating to the compounded annual growth rate of the Company’s total shareholder return (“TSR”) over a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019 (the “Performance Period”);

•
50% of the performance-based restricted shares are earned based on the Company’s achievement of performance goals relating to the compounded annual growth rate of the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) over the Performance Period;

•
the total number of performance-based restricted shares that are earned based on the Company’s compounded annual growth rate of TSR and Adjusted EBITDA over the Performance Period are based on an achievement factor which, in each case, expressed as a percentage of the number of performance-based restricted shares granted to the executive (the “Target Shares”), ranges from a 0% payout for below threshold performance, to 50% for threshold performance, to 100% for target performance, and up to 150% for maximum performance. For actual performance between the specified threshold, target and maximum levels, the resulting achievement percentage will be adjusted on a linear basis;

•
any earned shares vest after the Performance Period, subject to the executive’s continued employment through the date the compensation committee certifies the level of achievement of the performance goals (the “Certification Date”); and

•
if greater than 100% of the Target Shares become earned and vested, then the number of additional shares that become earned and vested will be issued to the executive on the Certification Date, and any Target Shares that do not become earned and vested based upon the achievement of the performance goals will be forfeited by the executive on the Certification Date.

Prior to vesting, the restricted shares are entitled to vote and receive dividends, provided that any dividends paid on unvested shares will be subject to the same conditions and restrictions that apply to the unvested shares, and will be paid to the named executive officer within 30 days after, and to the extent, the unvested shares become vested. In addition, the awards have customary forfeiture and acceleration provisions in the event of a termination of employment or a change of control.

The number of restricted shares granted to each of our named executive officers is as follows:

Name	Year	Time-Based Restricted Shares Granted	Performance-Based Restricted Shares Granted
Bruce D. Wardinski	2017	122,789	122,789
Alexander Stadlin	2017	61,394	61,394
Kevin Froemming	2017	36,836	36,836
Ryan Hymel	2017	29,469	29,469
David Camhi	2017	14,734	14,734
 Retirement Savings Opportunities
All eligible employees are able to participate in the Playa Management USA, LLC 401(k) Profit Sharing Plan & Trust (“401(k) plan”). We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax-efficient manner. Under our 401(k) plan, employees are eligible to defer a portion of their salary, and we, at our discretion, may make a matching contribution and/or a profit-sharing contribution. Employees are able to participate in the 401(k) plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We currently match 100% of each employee’s contributions up to the first 3% of the employee’s base salary and 50% of the next 2% of the employee’s base salary, although we, in our sole discretion, may at any time or from time-to-time determine to discontinue matching employee contributions or change the level at which we make any matching contributions. Our contributions vest over time. The employee contributions and our match are invested in selected investment alternatives according to the employee’s directions. The 401(k) plan and its trust are intended to qualify under Sections 401(a) and 501(a) of the Code as a tax qualified retirement plan. Contributions to the 401(k) plan and earnings on those contributions are not taxable to the employee until distributed from the 401(k) plan and matching contributions are deductible by us when made subject to applicable Code limits
Health and Welfare Benefits
We provide a competitive benefits package to all full-time employees which includes health and welfare benefits, such as medical, dental, disability insurance and life insurance benefits. The plans under which these benefits are provided are not expected to discriminate in scope, terms or operation in favor of executive officers and are available to all full-time employees.
Pension Benefits
None of our named executive officers is a participant in any defined benefit plans.
Nonqualified Deferred Compensation
We do not offer any nonqualified deferred compensation plans.
Employment Agreements
Our subsidiary, Playa Management, has entered into an employment agreement with Mr. Wardinski, our Chairman and Chief Executive Officer, which was amended and restated in 2016, and entered into a new employment agreement with Mr. Hymel, our Chief Financial Officer, in August 2017. Our subsidiary, Playa USA, has also entered into employment agreements with Mr. Stadlin, our Chief Operating Officer, and Mr. Froemming, our Chief Marketing Officer.
Employment Agreement of Mr. Wardinski
Mr. Wardinski, our subsidiary, Playa Management, and us, solely with respect to Mr. Wardinski’s appointment as our Chief Executive Office and Chairman of our Board, entered into an employment agreement on August 31, 2016, with an effective date of January 1, 2016. Mr. Wardinski’s employment agreement provides for an initial period of employment that ends on December 31, 2019, subject to an automatic extension until December 31, 2021 unless either Playa Management or Mr. Wardinski elects not to extend the term by providing written notice to the other party at least three months but not more than twelve months prior to December 31, 2019 (“Non-Renewal Notice”). Mr. Wardinski serves as the Chief Executive Officer of Playa Management, Chairman of the Board of Managers of Playa Management (the “Playa Management Board”), our Chief Executive Officer and Chairman of our Board.

 Mr. Wardinski’s employment agreement provides for a base salary of $750,000 (as may be increased by our Board), an annual discretionary bonus opportunity targeted at 125% of base salary (subject to a maximum of 200% of base salary) and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of Playa Management. Mr. Wardinski is also entitled to paid time off and holiday pay in accordance with Playa Management’s policies. In addition, upon termination of Mr. Wardinski’s employment agreement without “Cause” or resignation by Mr. Wardinski for “Good Reason,” as those terms are defined in the employment agreement, Mr. Wardinski will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments:

•	an aggregate amount equal to two times his base salary at the rate in effect on his last day of employment (the “Wardinski Severance Payment”), paid in 24 equal monthly installments;

•
additional monthly payments equal to $1,500 for a period of 24 months for the purpose of covering Mr. Wardinski’s health insurance, subject to cessation if Mr. Wardinski becomes eligible to obtain insurance coverage from another group insurance plan (the “Wardinski Additional Amount”); and

•	a pro rata share of his discretionary annual bonus relating to the year in which his employment ceases.
In the event Mr. Wardinski is terminated without “Cause” or Mr. Wardinski resigns for “Good Reason” following a “Change in Control,” as those terms are defined in the employment agreement (a “Change in Control Termination”), Mr. Wardinski will be eligible to receive the payments set forth above, provided however that the Wardinski Severance Payment shall be increased to 2.99 times Mr. Wardinski’s base salary at the rate in effect on his last day of employment.
In the event that Mr. Wardinski terminates his employment without “Good Reason,” as defined in the employment agreement, within 60 days following a “Change in Control” or a “Partial Change in Control,” as those terms are defined in the employment agreement, conditioned on his execution of a separation and release agreement, Mr. Wardinski will be eligible to receive three months of his base salary.
In the event that Mr. Wardinski terminates his employment without “Good Reason,” as defined in the employment agreement, conditioned upon his execution of a separation and release agreement, Mr. Wardinski will be eligible for two monthly installments of the Wardinski Additional Amount.
In the event that Mr. Wardinski’s employment terminates as a result of “Disability,” as such term is defined in the employment agreement, or death, Mr. Wardinski or his estate, as applicable, conditioned upon his or its execution of a separation and release agreement, will be eligible to receive (i) his pro rata share of his discretionary annual incentive bonus (at no less than target in the event of death) and (ii) payments of the Wardinski Additional Amount for a period of 12 months following his termination of employment, provided, however, that in the case of termination due to “Disability,” as such term is defined in the employment agreement, if health insurance coverage becomes available to Mr. Wardinski under another group insurance plan during the twelve-month period, payment of the Wardinski Additional Amount shall cease. In addition, in the event of Mr. Wardinski’s death, Mr. Wardinski’s estate shall be entitled to the fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan or any other employee benefit plan.
If either Mr. Wardinski or Playa Management causes Mr. Wardinski’s employment to end on December 31, 2019 by the delivery of a Non-Renewal Notice or if Mr. Wardinski’s employment automatically terminates on December 31, 2021, then, conditioned upon his execution of a separation and release agreement, Mr. Wardinski is entitled to receive an amount equal to six months of his base salary, paid in six equal monthly installments.
Regardless of the reason for any termination of Mr. Wardinski’s employment agreement, including if Mr. Wardinski is terminated for “Cause,” as such term is defined in the employment agreement (other than in the case of Mr. Wardinski’s death or “Disability,” as defined in the employment agreement, which are described above), Mr. Wardinski will be eligible to receive his then-accrued compensation, reimbursement for any outstanding reasonable business expense he has incurred in performing his duties, continued insurance benefits to the extent required by law and any fully vested but unpaid rights under any bonus or other incentive pay plan, or any other employee benefit plan or program of ours or our affiliates.
Mr. Wardinski’s employment agreement provides that Mr. Wardinski is obligated to devote a substantial majority of his business time, attention, skill and effort to the performance of his duties under the employment agreement, provided that, to the extent such activities do not impair the performance of his duties to Playa Management, us or our affiliates, Mr. Wardinski is permitted to engage in the following other specified activities: (i) engaging in personal investments and charitable, professional and civic activities; (ii) serving on boards of directors of entities that do not compete with Playa Management, us or any of our affiliates; (iii) serving as Chairman of our Board; and (iv) certain other activities and director positions that the Playa Management Board and our Board may approve.
Mr. Wardinski’s employment agreement provides that during the term of his employment and for a period of 18 months (three months in the event that Mr. Wardinski terminates his employment without “Good Reason,” as such term is defined in the employment agreement, within sixty days following a “Change in Control” or “Partial Change in Control,” as each such term is defined in the employment agreement, six months in the case of a non-renewal or expiration of his employment and 12 months following a Change in Control Termination, each as described above) following the expiration, resignation or termination of his employment, Mr. Wardinski agrees not to (i) engage in any competing business in certain geographic regions, provided, however, that Mr. Wardinski may own five percent or less of the outstanding stock of any publicly traded corporation or other entity that engages in a competing business, (ii) solicit for the purpose of conducting a competing business any customer or prospective customer of Playa Management, us or any of our affiliates in a line of business that we, Playa Management, or any of our affiliates conducts or plans to conduct as of the date of Mr. Wardinski’s termination or (iii) solicit or employ any person who is, or was at any time during the two-year period prior to Mr. Wardinski’s termination, an employee with a senior management position at Playa Management, us or any of our affiliates . Mr. Wardinski’s employment agreement provides for a confidentiality covenant on the part of Mr. Wardinski both during and after his termination of employment.
Employment Agreements of Messrs. Stadlin and Froemming
On September 15, 2016, Mr. Stadlin and Mr. Froemming each entered into an employment agreement with Playa USA, each with an effective date of January 1, 2016. The employment agreements of each of Messrs. Stadlin and Froemming provide for an initial period of employment that ends on December 31, 2018. Pursuant to the respective employment agreements, Mr. Stadlin serves as the Chief Executive Officer of Playa USA and Mr. Froemming serves as Chief Marketing Officer of Playa USA.
The employment agreements with each of Messrs. Stadlin and Froemming provide for a base salary of $515,000 and $412,000, respectively (as each may be increased by our Board), an annual discretionary bonus opportunity targeted at 75% of base salary (subject to a maximum of 131.25% of base salary) and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of Playa USA. Messrs. Stadlin, and Froemming are also each entitled to paid time off and holiday pay in accordance with the policies of Playa USA. In addition, upon termination of each of the employment agreements without “Cause” or resignation by the executive for “Good Reason,” as those terms are defined in each employment agreement, each applicable executive will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments:

•	an aggregate amount equal to his base salary at the rate in effect on his last day of employment (the “Executive Severance Payment”), paid in 12 equal monthly installments;

•
additional monthly payments equal to $1,500 for a period of 12 months for the purpose of covering health insurance, subject to cessation if the executive becomes eligible to obtain insurance coverage from another group insurance plan (the “Executive Additional Amount”); and

•	a pro rata share of his discretionary annual bonus relating to the year in which his employment ends.
The employment agreements with each of Messrs. Stadlin and Froemming provide that, in the event the executive is terminated without “Cause” or resigns for “Good Reason” within two years following a “Change in Control,” as those terms are defined in each employment agreement, the executive will be eligible to receive the payments set forth above, provided however that the Executive Severance Payment shall be increased to 1.5 times his base salary at the rate in effect on his last day of employment. In the event that the executive terminates his employment without “Good Reason,” as defined in each employment agreement, conditioned upon his execution of a separation and release agreement, the executive will be eligible to receive a payment of any unpaid portion of his base salary, reimbursement for any outstanding reasonable expenses, continued insurance benefits to the extent required by law and payment of any fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan, or any other employee benefit plan or program of Playa USA.
The employment agreements with each of Messrs. Stadlin and Froemming provide that, in the event that the executive’s employment terminates as a result of “Disability,” as such term is defined in each employment agreement, or death, the executive or his estate, as applicable, conditioned upon his or its execution of a separation and release agreement, will be eligible to receive (i) a payment of any unpaid portion of his base salary, (ii) his pro rata share of his discretionary annual incentive bonus (at no less than target in the event of death) and (iii) payments of the Executive Additional Amount for a period of 12 months following his termination of employment, provided, however, that in the case of termination due to “Disability,” as such term is defined in each employment agreement, if health insurance coverage becomes available to the executive under another group insurance plan during the twelve-month period, payment of the Executive Additional Amount shall cease. In addition, in the event of Messrs. Stadlin or Froemming’s death, such executive’s estate shall be entitled to the fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan or any other employee benefit plan.
The employment agreements with each of Messrs. Stadlin and Froemming provide that the executive is obligated to devote a substantial majority of his business time, attention, skill and effort to the performance of his duties under the employment agreement, provided that, to the extent such activities do not impair the performance of his duties to Playa USA, us or our affiliates, the executive is permitted to engage in the following other specified activities: (i) engaging in personal investments and charitable, professional and civic activities; (ii) serving on boards of directors of entities that do not compete with Playa USA, us or any of our affiliates; and (iii) certain other activities and director positions that the board of directors of Playa USA and our Board may approve.
The employment agreements with each of Messrs. Stadlin and Froemming provide that during the term of the executive’s employment and for a period of 12 months following the expiration, resignation or termination of his employment, the executive agrees not to (i) engage in any competing business in certain geographic regions, provided, however, that the executive may own five percent or less of the outstanding stock of any publicly traded corporation or other entity that engages in a competing business, (ii) solicit for the purpose of conducting a competing business any customer or prospective customer of Playa USA, us or any of our affiliates in a line of business that we, Playa USA, or any of our affiliates conducts or plans to conduct as of the date of the executive’s termination, or (iii) solicit or employ any person who is, or was at any time during the two-year period prior to the executive’s termination, an employee with a senior management position at Playa USA, us or any of our affiliates. The employment agreements with each of Messrs. Stadlin and Froemming provide for a confidentiality covenant on the part of the executive after his termination of employment.
Agreements with Mr. Harvey
 Mr. Larry K. Harvey, our former Chief Financial Officer, retired from Playa Management effective June 30, 2017. Pursuant to Mr. Harvey’s employment agreement, his restricted stock award agreement and a separation agreement he entered into with Playa Management in connection with his retirement, Mr. Harvey: (i) provided Playa Management, as reasonably requested, assistance and cooperation with respect to the transitioning of Mr. Harvey’s duties until December 31, 2017; (ii) provided Playa Management and its affiliates a full and unconditional release from any and all claims, actions, damages, liabilities and expenses; (iii) is eligible to receive 12 months of salary continuation payments at his current base salary; (iv) shall continue to comply with applicable confidentiality requirements and for 12 months with applicable non-competition and non-solicitation covenants; (v) is eligible to receive $1,500 per month for 12 months (or until he becomes eligible to obtain insurance coverage under another group insurance plan if sooner) to help defray the costs of procuring health insurance coverage (including COBRA); and (vi) had the time-vesting provision of his outstanding restricted stock award accelerated.
Employment Agreement of Mr. Hymel
We appointed Ryan Hymel, who formerly served as Senior Vice President & Treasurer, as Chief Financial Officer, effective July 1, 2017. Mr. Hymel succeeded Larry K. Harvey. On August 1, 2017, Playa Management entered into an employment agreement with Mr. Hymel with an effective date of July 1, 2017. The Employment Agreement provides for an initial period of employment that ends on June 30, 2020.
The employment agreement with Mr. Hymel provides for a base salary of $325,000 (as may be increased by our Board), an annual discretionary bonus opportunity targeted at 75% of his base salary (subject to a maximum of 131.25% of base salary) and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of Playa Management and its affiliates. Mr. Hymel is entitled to paid time off and holiday pay in accordance with the policies of Playa Management. In addition, upon termination of the employment agreement without “Cause” or resignation by the executive for “Good Reason,” as those terms are defined in the employment agreement, Mr. Hymel will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments:

•	an aggregate amount equal to his base salary at the rate in effect on his last day of employment (the “Executive Severance Payment”), paid in 12 equal monthly installments;

•
additional monthly payments equal to $1,500 for a period of 12 months for the purpose of covering health insurance, subject to cessation if the executive becomes eligible to obtain insurance coverage from another group insurance plan (the “Executive Additional Amount”); and

•	a pro rata share of his discretionary annual bonus relating to the year in which his employment ends.

The Employment Agreement provides that in the event Mr. Hymel is terminated without “Cause” or resigns for “Good Reason” within two years following a “Change in Control,” as those terms are defined in the employment agreement, Mr. Hymel will be eligible to receive the payments set forth above, provided however that the Executive Severance Payment shall be increased to 1.5 times his base salary at the rate in effect on his last day of employment. In the event that Mr. Hymel terminates his employment without “Good Reason,” as defined in the employment agreement with Mr. Hymel, conditioned upon his execution of a separation and release agreement, Mr. Hymel will be eligible to receive a payment of any unpaid portion of his base salary through the effective date of termination, reimbursement for any outstanding reasonable expenses, continued insurance benefits to the extent required by law and payment of any fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan, or any other employee benefit plan or program of Playa Management or its affiliates.
The employment agreement with Mr. Hymel provides that Mr. Hymel is obligated to devote a substantial majority of his business time, attention, skill and effort to the performance of his duties under the employment agreement, provided that, to the extent such activities do not impair the performance of his duties to Playa Management or its affiliates, the executive is permitted to engage in the following other specified activities: (i) engaging in personal investments and charitable, professional and civic activities; (ii) serving on boards of directors of entities that do not compete with Playa Management or its affiliates; and (iii) certain other activities and director positions that the board of directors of Playa Management may approve.
The employment agreement with Mr. Hymel provides that during the term of Mr. Hymel’s employment and for a period of 12 months following the expiration, resignation or termination of his employment, Mr. Hymel agrees not to (i) engage in any competing business in certain geographic regions, provided, however, that he may own five percent of the outstanding stock of any publicly traded corporation or other entity that engages in a competing business, (ii) solicit for the purpose of conducting a competing business any customer or prospective customer of Playa Management or its affiliates in a line of business Playa Management or one of its affiliates conducts or plans to conduct as of the date of his termination, or (iii) solicit or employ any person who is, or was at any time during the two-year period prior to his termination, an employee with a senior management position at Playa Management or its affiliates. The employment agreement with Mr. Hymel provides for a confidentiality covenant on the part of Mr. Hymel after his termination of employment.
2017 Omnibus Incentive Plan
Our Board adopted, in connection with the consummation of the Business Combination, the 2017 Plan for the purpose of (a) providing eligible persons with an incentive to contribute to our success and to operate and manage our business in a manner that will provide for our long-term growth and profitability to benefit our shareholders and other important stakeholders, including employees and customers, and (b) providing a means of obtaining, rewarding and retaining key personnel. The 2017 Plan provides for the grant of options to purchase our ordinary shares, share awards (including restricted shares and share units), share appreciation rights, performance shares or other performance-based awards, unrestricted shares, dividend equivalent rights, other equity-based awards and cash bonus awards. We have reserved a total of 4,000,000 ordinary shares for issuance pursuant to the 2017 Plan, subject to certain adjustments set forth in the 2017 Plan.
Administration of the 2017 Plan. The 2017 Plan is administered by our compensation committee, and our compensation committee determines all terms of awards under the 2017 Plan. Each member of our compensation committee that administers the 2017 Plan is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act, and, if applicable, an “outside director” within the meaning of Section 162(m) of the Code, and an independent director in accordance with the rules of any stock exchange on which our ordinary shares are listed or traded. Our compensation committee also determines who will receive awards under the 2017 Plan, the type of award and its terms and conditions and the number of ordinary shares subject to the award, if the award is equity-based. Our compensation committee also interprets the provisions of the 2017 Plan. Our Board may also appoint one or more committees of our Board, each composed of one or more of our directors, which may administer the 2017 Plan with respect to grantees who are not “officers,” as defined in Rule 16a-1(f) under the Exchange Act, or directors. Our Board from time to time may exercise any or all of the powers and authorities related to the administration and implementation of the 2017 Plan as our Board determines, consistent with our Articles of Association and Board Rules and applicable laws. References below to our compensation committee include a reference to our Board or another committee appointed by our Board for those periods in which our Board or such other committee appointed by our Board is acting.
Eligibility. All of our employees, executive officers and directors, and the employees, officers and directors of our subsidiaries and affiliates are eligible to receive awards under the 2017 Plan. In addition, consultants and advisors (who are natural persons) currently providing services to us or to one of its subsidiaries or affiliates, and any other person whose participation in the 2017 Plan is determined by our compensation committee to be in its best interests may receive awards under the 2017 Plan.
Share Authorization. Subject to adjustment as provided in the 2017 Plan, the number of ordinary shares that may be issued under the 2017 Plan is 4,000,000. If any of our ordinary shares covered by an award are not purchased or are forfeited or expire, or if an award otherwise terminates without delivery of any of our ordinary shares or is settled in cash in lieu of our ordinary shares, the ordinary shares subject to such awards will again be available for purposes of the 2017 Plan. The number of our ordinary shares available for issuance under the 2017 Plan will not be increased by the number of our ordinary shares (i) tendered, withheld, or subject to an award surrendered in connection with the purchase of our ordinary shares or upon exercise of an option, (ii) that were not issued upon the net settlement or net exercise of a share-settled share appreciation right, (iii) deducted or delivered from payment of an award in connection with our tax withholding obligations, or (iv) purchased by us with proceeds from option exercises.
The maximum number of ordinary shares subject to options or share appreciation rights that can be issued under the 2017 Plan to any person, other than a non-employee director, is 1,200,000 ordinary shares in any single calendar year. The maximum number of ordinary shares that can be issued under the 2017 Plan to any person (other than a non-employee director) other than pursuant to an option or share appreciation right is 1,200,000 ordinary shares in any single calendar year. The maximum fair market value of our ordinary shares that may be granted under the 2017 Plan pursuant to awards in any single calendar year to any non-employee director is $500,000. The maximum amount that may be paid as a cash-settled performance-based award for a performance period of 12 months or less to any one person is $3,000,000 and the maximum amount that may be paid as a cash-settled performance-based award for a performance period of greater than 12 months to any one person is $9,000,000.
Share Usage. Ordinary shares that are subject to awards will be counted as of the grant date for purposes of calculating the number of shares available for issuance under the 2017 Plan. The maximum number of shares issuable under a performance share grant will be counted against the share issuance limit under the 2017 Plan as of the grant date, but such number will be adjusted to equal the actual number of shares issued upon settlement of the performance shares to the extent different from the maximum number of shares.
Minimum Vesting Period. Except with respect to a maximum of 5% of the ordinary shares authorized for issuance under the 2017 Plan, as described above, no award will provide for vesting which is any more rapid than vesting on the one year anniversary of the grant date of the award or, with respect to awards that vest upon the attainment of performance goals, a performance period that is less than twelve months.
No Repricing. Except in connection with certain corporate transactions involving Playa: (x) outstanding options or share appreciation rights may not be amended to reduce the exercise price of the option or share appreciation right, (y) outstanding options or share appreciation rights may not be canceled in exchange for or substitution of options or share appreciation rights with an exercise price that is less than the exercise price of the original options or share appreciation rights, and (z) outstanding options or share appreciation rights with an exercise price above the current share price may not be canceled in exchange for cash or other securities.
Options. The 2017 Plan authorizes our compensation committee to grant incentive share options (under Section 422 of the Code) and options that do not qualify as incentive share options. The exercise price of each option will be determined by our compensation committee, provided that the price cannot be less than 100% of the fair market value of the ordinary shares on the date on which the option is granted. If we were to grant incentive share options to any 10% shareholder, the exercise price may not be less than 110% of the fair market value of its ordinary shares on the date of grant.
The term of an option cannot exceed 10 years from the date of grant. If we were to grant incentive share options to any 10% shareholder, the term cannot exceed five years from the date of grant. Our compensation committee determines at what time or times each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.
The exercise price for any option or the purchase price for restricted shares is generally payable (1) in cash or cash equivalents, (2) to the extent the award agreement provides and subject to certain limitations set forth in the 2017 Plan, by the surrender of ordinary shares (or attestation of ownership of such shares) with an aggregate fair market value on the date on which the option is exercised equal to the exercise or purchase price, (3) with respect to an option only, to the extent the award agreement provides and subject to certain limitations set forth in the 2017 Plan, by payment through a broker in accordance with procedures established by us or (4) to the extent the award agreement provides and/or unless otherwise specified in an award agreement, any other form permissible by applicable laws, including by withholding ordinary shares that would otherwise vest or be issuable in an amount equal to the exercise or purchase price and the required tax withholding amount.
Share Awards. The 2017 Plan also provides for the grant of share awards (which includes restricted shares and share units). A share award may be subject to restrictions on transferability and other restrictions as our compensation committee determines in its sole discretion on the date of grant. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise, as our compensation committee may determine. Unless our compensation committee provides otherwise in an award agreement, a participant who receives restricted shares will have the right to vote and the right to receive dividends or distributions on the shares, except that our compensation committee may require any dividends to be reinvested in shares, which may or may not be subject to the same vesting conditions and restrictions as the vesting conditions and restrictions applicable to such restricted shares. Dividends paid on restricted shares which vest or are earned based upon the achievement of performance goals will not be deemed vested unless the performance goals for such restricted shares are achieved, and if such performance goals are not achieved, the participant will promptly forfeit and repay to us any such dividend payments. A participant who receives share units will have no rights as one of our shareholders.
Our compensation committee may provide in an award agreement that a participant who receives share units will be entitled to receive, upon our payment of a cash dividend, a cash payment for each such share unit which is equal to the per-share dividend paid on our ordinary shares. Dividends paid on share units that vest or are earned based upon the achievement of performance goals will not vest unless such performance goals for such share units are achieved, and if such performance goals are not achieved, the participant will promptly forfeit and repay to us such dividend payments. An award agreement also may provide that such cash payment will be deemed reinvested in additional share units at a price per unit equal to the fair market value of an ordinary share on the date on which such cash dividend is paid.
During the period, if any, when share awards are non-transferable or forfeitable, a grantee is prohibited from selling, transferring, assigning, pledging, exchanging, hypothecating or otherwise encumbering or disposing of his or her share awards. Unless our compensation committee provides otherwise in an award agreement, or in another agreement with a grantee, upon the termination of the grantee’s service with us, any share awards that have not vested, or with respect to which all applicable restrictions and conditions have not lapsed, will immediately be deemed forfeited.
Share Appreciation Rights. The 2017 Plan authorizes our compensation committee to grant share appreciation rights that provide the recipient with the right to receive, upon exercise of the share appreciation right, cash, ordinary shares or a combination of the two. The amount that the recipient will receive upon exercise of the share appreciation right generally will equal the excess of the fair market value of our ordinary shares on the date of exercise over the fair market value of our ordinary shares on the date of grant. Share appreciation rights will become exercisable in accordance with terms determined by our compensation committee. Share appreciation rights may be granted in tandem with an option grant or independently from an option grant. The term of a share appreciation right cannot exceed 10 years from the date of grant.
Performance-Based Awards. The 2017 Plan also authorizes our compensation committee to grant performance-based awards, which are awards of options, share appreciation rights, restricted shares, share units, performance shares, other equity-based awards or cash made subject to the achievement of performance goals over a performance period specified by our compensation committee. Our compensation committee will determine the applicable performance period, the performance goals and such other conditions that apply to the performance-based award. Performance goals may relate to our financial performance, the grantee’s performance or such other criteria determined by our compensation committee. If the performance goals are met, performance-based awards will be paid in cash, ordinary shares or a combination thereof.
Unrestricted Shares and Other Equity-Based Awards. Subject to the minimum vesting period described above, our compensation committee may, in its sole discretion, grant (or sell at the par value of an ordinary share or at such other higher purchase price as determined by our compensation committee) an award to any grantee pursuant to which such grantee may receive ordinary shares under the 2017 Plan that are free of any restrictions. Awards of unrestricted shares may be granted or sold to any grantee in respect of service rendered or, if so provided in the related award agreement or a separate agreement, to be rendered by the grantee to us or one of its affiliates or other valid consideration, in lieu of or in addition to any cash compensation due to such grantee. Our compensation committee may also grant awards in the form of other equity-based awards, which are awards that represent a right or other interest that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, our ordinary shares, as deemed by our compensation committee to be consistent with the purposes of the 2017 Plan, subject to terms and conditions determined by our compensation committee.
Dividend Equivalent Rights. Our compensation committee may grant dividend equivalent rights in connection with the grant of certain equity-based awards. A dividend equivalent right is an award entitling the recipient of the award to receive credits based on cash distributions that would have been paid on the ordinary shares specified in such dividend equivalent right if such shares had been issued to and held by the recipient of such dividend equivalent right as of the record date. Dividend equivalent rights may be paid currently (with or without being subject to forfeiture or a repayment obligation) or may be deemed reinvested in additional ordinary shares, which may thereafter accrue additional dividend equivalent rights, as specified in an award agreement. Dividend equivalent rights may be payable in cash, ordinary shares or a combination of the two. Our compensation committee will determine the terms of any dividend equivalent rights. No dividend equivalent rights can be granted in tandem with an option or share appreciation right.

Forfeiture; Recoupment. Our compensation committee may reserve the right in an award agreement for an award granted pursuant to the 2017 Plan to cause a forfeiture of any gain realized by the grantee of the award to the extent the grantee is in violation or breach of or in conflict with certain agreements with us (including but not limited to an employment or non-competition agreement) or any obligation to us (including but not limited to a confidentiality obligation). Our compensation committee may annul an outstanding award if the grantee’s employment with us is terminated for “cause” as defined in the 2017 Plan, the applicable award agreement, or any other agreement between us and the grantee. Awards are also subject to mandatory repayment by the grantee to the extent the grantee is or becomes subject to (i) any clawback or recoupment policy adopted to comply with the requirements of any applicable law, rule or regulation, or otherwise, or (ii) any law, rule or regulation which imposes mandatory recoupment.
Change in Control. If we experience a change in control in which outstanding awards that are not exercised prior to the change in control will not be assumed or continued by the surviving entity: (1) except for performance-based awards, all restricted shares, share units and dividend equivalent rights will be deemed to have vested and the underlying ordinary shares will be deemed delivered immediately before the change in control; and (2) at our compensation committee’s discretion, either all options and share appreciation rights will become exercisable fifteen days before the change in control (with any exercise of an option or share appreciation right during such fifteen day period to be contingent upon the consummation of the change in control) and terminate upon the change in control to the extent not exercised, or all options, share appreciation rights, restricted shares, share units and/or dividend equivalent rights will be canceled and cashed out in connection with the change in control.
In the case of performance-based awards, if less than half of the performance period has lapsed, the award will be treated as though target performance has been achieved. If at least half of the performance period has lapsed, actual performance to date will be determined as of a date reasonably proximal to the date of the consummation of the change in control, as determined by our compensation committee in its sole discretion, and that level of performance will be treated as achieved immediately prior to the occurrence of the change in control. If our compensation committee determines that actual performance is not determinable, the award will be treated as though target performance has been achieved. Any awards that arise after performance is determined in accordance with this paragraph will be treated as set forth in the preceding paragraph. Other equity-based awards will be governed by the terms of the applicable award agreement.
If we experience a change in control in which outstanding awards that are not exercised prior to the change in control will be assumed or continued by the surviving entity, then, except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of the change in control, the 2017 Plan and the awards granted under the plan will continue in the manner and under the terms so provided in the event of the change in control to the extent that provision is made in writing in connection with such change in control for the assumption or continuation of such awards, or for the substitution for such awards with new awards, with appropriate adjustments as to the number of shares (disregarding any consideration that is not common stock) and exercise prices of options and share appreciation rights.
In summary, a change in control under the 2017 Plan occurs if:

•
a “person” or “group” (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), of more than 50% of the total voting shares in our capital, on a fully diluted basis;

•
individuals who on the effective date of the 2017 Plan constitute our Board (together with any new directors whose election by our Board or whose nomination by our Board for election by our shareholders was approved by a vote of at least a majority of the members of our Board then in office who either were members of our Board on the effective date of the 2017 Plan or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the members of our Board then in office;

•
we consolidate with, or merges with or into, any individual, corporation, partnership or any other entity or organization (a “Person”), or any Person consolidates with, or merges with or into, us, other than any such transaction in which the holders of securities that represented 100% of the voting shares in our capital immediately prior to such transaction (or other securities into which such securities are converted as part of such merger or consolidation transaction) own directly or indirectly at least a majority of the voting shares of the surviving Person in such merger or consolidation transaction immediately after such transaction;

•
there is consummated any direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one transaction or a series of related transactions, of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole, to any “person” or “group” (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act); or

•	the commencement of a liquidation, winding up or dissolution of us, which was approved by our shareholders.
 Adjustments for Share Splits and Similar Events. If the number of our ordinary shares is increased or decreased or our ordinary shares are changed into or exchanged for a different number of our ordinary shares or kind of our capital stock or other securities on account of any recapitalization, reclassification, share split, reverse share split, spinoff, combination of shares, exchange of shares, share dividend or other distribution payable in capital stock and certain other events, our compensation committee will make adjustments in the manner and to the extent it considers appropriate and equitable to the grantees and consistent with the terms of the 2017 Plan to the number and kind of shares that may be issued under the 2017 Plan, the individual limitations on awards described above and the number and kind of shares subject to outstanding awards.
Amendment or Termination. Our Board may amend, suspend or terminate the 2017 Plan at any time; provided that no amendment, suspension or termination may adversely impair the rights of grantees under outstanding awards without the grantees’ consent. Our shareholders must approve any amendment if such approval is required under applicable law or stock exchange requirements. The 2017 Plan will have a term of ten years, but may be terminated by our Board at any time, subject to the preceding sentences.
Other Compensation
We maintain various employee benefit plans, including medical, dental, disability insurance, life insurance and 401(k) plans, in which its executive officers participate. The plans under which these benefits are not expected to discriminate in scope, terms or operation in favor of executive officers and are available to all full-time employees.
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid by a publicly held corporation to each of its “covered employees.” Prior to the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “TCJA”), a publicly held corporation’s covered employees included its chief executive officer and three other most highly compensated executive officers (other than the chief financial officer), and certain “qualified performance-based compensation” was excluded from the $1.0 million deduction limit. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of “covered employee” to include a publicly held corporation’s chief financial officer and repealing the qualified performance-based compensation exception, subject to a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after that date. Our policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, our compensation committee may authorize compensation that would not be deductible under Section 162(m) of the Code or otherwise if it determines that such compensation is in the best interests of us and our shareholders.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to outstanding equity awards held by the named executive officers as of December 31, 2017.

		Share Awards
Name	Grant Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested (1) ($)
Bruce D. Wardinski	May 16, 2017	260,000	(2)	2,805,400	—		—
	May 26, 2017	122,789	(3)	1,324,893	122,789	(4)	1,324,893
Ryan Hymel	May 16, 2017	25,000	(2)	269,750	—		—
	May 26, 2017	29,469	(3)	317,971	29,469	(4)	317,971
Alexander Stadlin	May 16, 2017	155,000	(2)	1,672,450	—		—
	May 26, 2017	61,394	(3)	662,441	61,394	(4)	662,441
Kevin Froemming	May 16, 2017	90,000	(2)	971,100	—		—
	May 26, 2017	36,836	(3)	397,460	36,836	(4)	397,460
David Camhi	May 16, 2017	32,500	(2)	350,675	—		—
	May 26, 2017	14,734	(3)	158,980	14,734	(4)	158,980

(1)
Pursuant to SEC rules, for purposes of this table the market value per unvested restricted Ordinary Share, as applicable, is assumed to be $10.79, the closing market price per Common Share at the end of the last completed fiscal year, December 31, 2017. For more information regarding the Company's assumptions made in the valuation of these equity awards, see Note 11 to the Consolidated Financial Statements.

(2)	This is the number of time-based restricted ordinary shares that have not vested from initial award that will vest ratably 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022.

(3)	This is the number of time-based restricted ordinary shares that have not vested from initial award that will vest ratably on May 26 of 2018, 2019, and 2020.

(4)
This is the target number of performance-based restricted ordinary shares that may vest from the performance-based equity award, based on the Company's achievement of the applicable performance goals over a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019.

On January 2, 2018, Messrs. Wardinski, Stadlin, Froemming, Hymel, and Camhi were granted restricted share awards of 258,458, 117,480, 70,488, 70,488, and 30,544, respectively. Each award consists of 50% time-based restricted shares and 50% performance-based restricted shares. The time-based restricted shares will vest in equal one-third installments on January 2, 2019, 2020, and 2021 provided the executive officer remains employed by us on the applicable vesting date. The performance-based restricted shares are earned based on the Company’s achievement of performance goals relating to the compounded annual growth rate of the Company’s TSR over a three-year performance period commencing on January 2, 2018 and ending on December 31, 2020, provided the executive officer remains employed by us through the day on which the Compensation Committee certifies the level of achievement of the applicable performance goals. The time-based restricted shares and performance-based restricted shares have substantially the same terms and condition as the corresponding awards granted to our named executive officers on May 26, 2017, as described above in the section entitled “Executive Compensation - Narrative Disclosure to Summary Compensation Table.”
 Director Compensation
Each of our non-executive directors receive an annual grant of ordinary shares with a value of $75,000, which vest immediately, and an annual cash retainer of $60,000, payable quarterly, for services as a director. The Lead Independent Director receives an additional annual cash retainer of $20,000, the chairs of the audit committee and compensation committee each receives an additional annual cash retainer of $15,000 and the chair of the nominating and governance committee receives an additional annual cash retainer of $7,500, in each case, payable quarterly. Each non-executive director is entitled to elect to receive his or her annual cash retainer in the form of ordinary shares at their value on the grant date. Directors who are our employees or are employees of our subsidiaries will not receive compensation for their services as directors. All of our directors will be reimbursed for their out-of-pocket expenses incurred in connection with the performance of our Board duties and receive discounts on stays at our hotels. Mr. Peterson has agreed to waive his annual grant of ordinary shares for the first three years after the Business Combination.

The following table sets forth the compensation paid in 2017 to our non-executive directors for their service to us as directors. Mr. Wardinski did not and does not receive any compensation for his service as a director.

Summary of Non-Executive Director 2017 Compensation
Name	Fees Earned or Paid in Cash		Share Awards		Total
Stephen G. Haggerty	$—	(1)	$—	(3)	$—
Daniel J. Hirsch	$50,625		$74,996		$125,621
Hal Stanley Jones	$75,000	(2)	$74,996		$149,996
Thomas Klein	$45,000		$74,996		$119,996
Elizabeth Lieberman	$75,000	(2)	$74,996		$149,996
Stephen L. Millham (4)	$56,250		$74,996		$131,246
Karl Peterson	$—	(1)	$—	(3)	$—
Arturo Sarukhan	$60,000	(2)	$74,996		$134,996
Gloria Guevara	$25,000		$—		$25,000
_____

(1)	Mr. Haggerty and Mr. Peterson waived their compensation received for their services as non-executive directors.

(2)	Mr. Jones, Ms. Lieberman, and Mr. Sarukhan received compensation for their services as non-executive directors on our Predecessor's board through the date of the Business Combination.

(3)	Mr. Haggerty and Mr. Peterson waived their compensation received in the form of restricted shares for their services as a non-executive director.

(4)	Mr. Millham resigned as a non-executive director of our Board effective December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2018 by:

•	each person who is the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each person who is an executive officer or director of our Company; and

•	all executive officers and directors of our Company as a group.
The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Each person named in the table has sole voting and investment power with respect to all of the ordinary shares shown as beneficially owned by such person, except as otherwise indicated in the table or footnotes below. Information with respect to beneficial ownership is based on our records, information filed with the SEC or information furnished to us by each director, director nominee, executive officer or beneficial owner of more than 5% of our ordinary shares.
The beneficial ownership percentages set forth in the table below do not take into account the issuance of any ordinary shares upon the exercise of outstanding warrants to purchase up to a total of approximately 3,000,000 ordinary shares.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of capital stock beneficially owned by them. To our knowledge, no ordinary shares beneficially owned by any of our executive officers or directors have been pledged as security.

Unless otherwise indicated, the address of each person named below is c/o Playa Hotels & Resorts N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands.

Beneficial Ownership
Beneficial Owner	Number of Ordinary Shares of Company	Percentage of All Ordinary Shares (1)
All executive officers and directors as a group (15 persons) (2)	4,064,208	3.61%
Named Executive Officers
Bruce D. Wardinski(3)	2,542,552	2.26%
Alexander Stadlin(4)	396,268	*
Kevin Froemming(5)	244,160	*
Ryan Hymel(6)	154,426	*
David Camhi(7)	97,693	*
Non-Employee Directors
Karl Peterson(8)(9)	300,000	*
Tom Klein	169,769	*
Daniel J. Hirsch(10)	44,324	*
Hal Stanley Jones	29,324	*
Arturo Sarukhan	14,324	*
Elizabeth Lieberman	14,324	*
Richard B. Fried (11)	6,957	*
Gloria Guevara	6,957	*
Stephen G. Haggerty	—	*
5% or greater shareholders:
Cabana Investors B.V. (12)	28,770,274	25.55%
Playa Four Pack, L.L.C. (13)	1,836,656	1.63%
HI Holdings Playa (14) (15)	12,143,621	10.79%
TPG Pace Sponsor, LLC (formerly, TPACE Sponsor Corp.) (9)	8,806,666	7.82%
_____

*	Less than 1.0%

(1)
Based on 112,582,830 total shares, which consist of 110,346,396 ordinary shares outstanding and 2,236,434 restricted shares granted pursuant to the 2017 Plan. The restricted shares contain voting rights, but are restricted from being transferred until their vesting date.

(2)	Includes 1,683,032 restricted shares that have the ability to vote, but are restricted from being transferred until their vesting date.

(3)	Includes 764,036 restricted shares that Mr. Wardinski has the ability to vote, but is restricted from transferring until their vesting date.

(4)	Includes 395,268 restricted shares that Mr. Stadlin has the ability to vote, but is restricted from transferring until their vesting date.

(5)	Includes 234,160 restricted shares that Mr. Froemming has the ability to vote, but is restricted from transferring until their vesting date.

(6)	Includes 154,426 restricted shares that Mr. Hymel has the ability to vote, but is restricted from transferring until their vesting date.

(7)	Includes 92,512 restricted shares that Mr. Camhi has the ability to vote, but is restricted from transferring until their vesting date.

(8)	Shares are held through Peterson Capital Partners, LP. Does not include any ordinary shares Mr. Peterson may be deemed to hold indirectly through TPG Pace Sponsor, LLC. See Note 9 below.

(9)
The sole members of TPG Pace Sponsor, LLC are Mr. Peterson and TPG Holdings III, L.P., whose general partner is TPG Holdings III-A, L.P., whose general partner is TPG Holdings III-A, Inc., whose sole shareholder is TPG Group Holdings (SBS), L.P., whose general partner is TPG Group Holdings (SBS) Advisors, LLC, whose sole member is TPG Group Holdings (SBS) Advisors, Inc., whose sole shareholders are David Bonderman and James G. Coulter. Messrs. Bonderman, Coulter and Peterson disclaim beneficial ownership of the securities held by TPG Pace Sponsor, LLC except to the extent of their pecuniary interest therein. The number of ordinary shares reported in respect of TPG Pace Sponsor, LLC in the table above does not include any other ordinary shares Messrs. Bonderman, Coulter and Peterson may directly or indirectly hold. The address of each of TPG Pace Sponsor, LLC, TPG Group Holdings (SBS) Advisors, Inc. and Messrs. Bonderman, Coulter and Peterson is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(10)	Mr. Hirsch’s address is c/o Playa Hotels & Resorts N.V., 3950 University Drive, Suite 301, Fairfax, Virginia 22030.

(11)
Does not include any ordinary shares Mr. Fried may be deemed to hold indirectly through Cabana. See Note 12 below. Mr. Fried's address is c/o Playa Hotels & Resorts N.V., 3950 University Drive, Suite 301, Fairfax, Virginia 22030.

(12)
The sole owner of Cabana Investors B.V. is Coöperatieve Cabana U.A. The sole owners of Coöperatieve Cabana U.A. are Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and Farallon Capital Offshore Investors II, L.P. (collectively, the “Cabana Farallon Funds”). FP is the general partner of each of the Cabana Farallon Funds and may be deemed to beneficially own the ordinary shares indirectly owned by each of the Cabana Farallon Funds. As managing members of FP with the power to exercise investment discretion, each of Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, David T. Kim, Monica R. Landry, Michael G. Linn, Ravi K. Paidipaty, Rajiv A. Patel, Thomas G. Roberts, Jr., William Seybold, Andrew J. M. Spokes, John R. Warren and Mark C. Wehrly (collectively, the “Farallon Managing Members”) may be deemed to beneficially own the ordinary shares indirectly owned by each of the Cabana Farallon Funds. Each of FP, the Farallon Managing Members, Coöperatieve Cabana U.A. and the Cabana Farallon Funds disclaims beneficial ownership of the ordinary shares held by Cabana Investors B.V. All of the entities and individuals identified in this footnote disclaim group attribution. Cabana Investors B.V.’s address is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

(13)
The sole owners of Playa Four Pack, L.L.C. are Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P. (collectively, the “Four Pack Farallon Funds”). FP is the general partner of each of the Four Pack Farallon Funds and may be deemed to beneficially own the ordinary shares owned by each of the Four Pack Farallon Funds. As managing members of FP with the power to exercise investment discretion, each of the Farallon Managing Members may be deemed to beneficially own the ordinary shares indirectly owned by each of the Four Pack Farallon Funds. Each of FP, the Farallon Managing Members and the Four Pack Farallon Funds disclaims beneficial ownership of the ordinary shares held by Playa Four Pack, L.L.C. All of the entities and individuals identified in this footnote disclaim group attribution. Playa Four Pack, L.L.C.’s address is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

(14)
HI Holdings Playa is an indirect wholly-owned subsidiary of Hyatt. Hyatt and each of AIC Holding Co., Hyatt International Corporation and Hyatt International Holdings Co., each a direct or indirect wholly-owned subsidiary of Hyatt, may be deemed to beneficially own ordinary shares to be held by HI Holdings Playa.

(15)	Based on an amended Statement on Schedule 13D filed with the SEC on May 26, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Registration Rights Agreement
Upon the closing of the Business Combination, we entered into a Registration Rights Agreement that provides the former shareholders of our Predecessor and Pace Sponsor and certain of their affiliates with certain registration rights. Pursuant to the Registration Rights Agreement, these persons, including Mr. Wardinski, HI Holdings Playa and Cabana, along with Pace Sponsor may, at any time, and from time to time, after the six month anniversary of the closing of the Business Combination, demand that the Company register for resale some or all of their ordinary shares for so long as they continue to meet certain ownership thresholds. We filed a registration statement registering the resale of these shares with the SEC on April 3, 2017, which was declared effective by the SEC on May 2, 2017.
Warrant Agreements
On March 11, 2017, we entered into a Company Earnout Warrants Agreement with each of the shareholders of our Predecessor pursuant to which we issued each such shareholder of our Predecessor its pro rata share of 1,000,000 warrants to purchase ordinary shares (“Earnout Warrants”) (calculated in accordance with such shareholder’s ownership of our Predecessor immediately prior to the consummation of the Business Combination). Pursuant to the Company Earnout Warrants Agreements, each such former shareholder of our Predecessor has the right to acquire its pro rata share of 1,000,000 ordinary shares for a purchase price of €0.10 per Ordinary Share in the event that the price per Ordinary Share on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days after the closing date of the Business Combination but within five years after the closing date of the Business Combination (the “Trigger Event”).
On March 10, 2017, we entered into a Sponsor Earnout Warrants Agreement with Pace Sponsor pursuant to which we issued Pace Sponsor 2,000,000 Earnout Warrants. Pursuant to the Sponsor Earnout Warrants Agreements, Pace Sponsor has the right to acquire 2,000,000 ordinary shares for a purchase price of €0.10 per Ordinary Share upon the occurrence of the Trigger Event.
On March 11, 2017, we entered into a Company Founder Warrants Agreement with each of the shareholders of our Predecessor pursuant to which we issued each such shareholder of our Predecessor its pro rata share of 7,333,333 Founder Warrants to acquire ordinary shares on substantially equivalent terms and conditions as set forth in the founder warrants held by former shareholders of Pace (calculated in accordance with such shareholder’s ownership of our Predecessor immediately prior to the consummation of the Business Combination). Pursuant to the Company Founder Warrants Agreements, each such former shareholder of our Predecessor has the rights set forth in the Warrant Agreement. As such, the holder of each Founder Warrant has the right to purchase from the Company one-third of one Ordinary Share, at the price of one-third of $11.50 subject to certain adjustments described in the Warrant Agreement.
On March 10, 2017, we entered into a Company Founder Warrants Agreement with Pace Sponsor pursuant to which we issued 14,666,667 Founder Warrants. Pursuant to the Company Founder Warrants Agreement, Pace Sponsor has the rights set forth in the Warrant Agreement. Therefore, Pace Sponsor, with respect to each Founder Warrant, has the right to purchase from the

Company one-third of one Ordinary Share, at the price of one-third of $11.50 subject to certain adjustments described in the Warrant Agreement.
On May 22, 2017, we commenced an offer to exchange 0.1 ordinary shares for each outstanding public warrant, originally issued to Pace shareholders, and Founder Warrant (as defined herein), up to a maximum of 67,000,000 warrants (the "Warrant Exchange"). On June 23, 2017, all Founder Warrants were tendered in the Warrant Exchange and as a result there are no Founder Warrants outstanding.
Sub-lease Agreement
Playa USA entered into a sub-lease agreement with Barceló Crestline, an affiliate of our Predecessor’s prior parent, dated as of February 15, 2012, for office space in Fairfax, Virginia. The sub-lease agreement was assigned by Barceló Crestline to Crestline Hotels on July 18, 2013. Crestline Hotels leases the office space from an entity that is owned by Bruce D. Wardinski, Playa’s Chairman and Chief Executive Officer. The sub-lease agreement was further assigned by Playa USA to Playa Management on April 1, 2014. The sub-lease consideration is based on the number of rentable square feet occupied by Playa Management relative to the total number of square feet under the lease agreement, as well as Playa Management’s allocable share of operating costs, such as utility costs and common area costs. As of December 31, Playa Management sub-leased approximately 11,000 square feet of office space and the annualized amount payable by it was approximately $1.0 million, which includes amounts related to certain shared administrative functions, such as mailroom and certain leasehold improvements and is payable annually to the entity owned by our Chairman and Chief Executive Officer.
Office Space Lease
Certain of Playa’s Mexican subsidiaries, which our Predecessor acquired from the BD Real Shareholder in our Predecessor’s formation transactions, entered into three lease agreements with an affiliate of the BD Real Shareholder on December 1, 2009 and one lease agreement on May 2, 2011, pursuant to which the subsidiaries leased office space in Cancún, Mexico. These lease agreements were replaced by two lease agreements entered into by Playa Resorts Management Mexico, S. de R.L. de C.V. (“Playa Mexico”), one of our Predecessor’s subsidiaries, and dated July 1, 2014 and May 1, 2015, pursuant to which Playa Mexico leases 200 square meters and 800 square meters of office space, respectively, used by Playa Mexico and other of our Predecessor’s corporate personnel. The annual lease payment under the lease agreements is, in the aggregate, approximately $0.2 million, including allocable share of maintenance costs. After the consummation of the Business Combination, the BD Real Shareholder was no longer considered a related party.
Hyatt Agreements
Hyatt Subscription Agreement
On July 15, 2013, our Predecessor entered into a subscription agreement with HI Holdings Playa, a wholly-owned subsidiary of Hyatt (the “Hyatt Subscription Agreement”). Pursuant to the Hyatt Subscription Agreement, HI Holdings Playa purchased from our Predecessor 14,285,714 ordinary shares at a purchase price of $7.00 per share, for an aggregate purchase price of $100,000,000, and 26,785,714 preferred shares, at a purchase price of $8.40 per share, for an aggregate purchase price of $225,000,000.
We agreed under the Hyatt Subscription Agreement to indemnify HI Holdings Playa for any breaches of our representations, warranties and agreements in the Hyatt Subscription Agreement, which indemnity is generally subject to (i) a deductible of $10 million and (ii) a cap of $50 million (other than for breaches of Company Fundamental Representations (as defined in the Hyatt Subscription Agreement, including representations regarding valid issuance of our ordinary shares and preferred shares, our organization, our capitalization and due authorization of the transactions), for which our indemnification liability is capped at $325 million). The representations and warranties we made and our related indemnification obligations survive for varying periods from the closing date of the transactions contemplated in the Hyatt Subscription Agreement. Most of these representations have expired, but others are still in force (e.g., certain tax representations survive until the expiration of the applicable statute of limitations, and certain representations as to title of property survive indefinitely). In addition, we have agreed under the Hyatt Subscription Agreement to indemnify HI Holdings Playa for:

•
losses arising from the lack of operating licenses and noncompliance with certain environmental regulations at certain of our resorts in the Dominican Republic (subject to a deductible of $500,000 and the $50 million cap described above);

•
losses suffered by HI Holdings Playa resulting from, based upon or related to, in whole or in part, any failure of us or certain of our subsidiaries or any other person that is or has been affiliated with us to (x) timely pay or reserve, or cause to be paid or reserved, all taxes required to be paid or reserved for by any of them in relation to activities, arrangements and transactions undertaken prior to August 9, 2013 to sell, market, promote or otherwise offer hotel rooms owned by us or certain of our subsidiaries (or any other person that is or has been affiliated with us) and (y) accurately prepare and timely file, or cause to be accurately prepared and timely filed, with the appropriate taxing authorities all required tax returns related thereto (subject to a cap of $20 million);

•
losses arising from or based upon any untrue statement or alleged untrue statement of a material fact (except to the extent based on information supplied by HI Holdings Playa) contained in the offering memorandum for our Senior Notes due 2020, any amendment or supplement thereto, or in any materials or information provided to investors in the offering of our Senior Notes due 2020 by, or with the approval of, us in connection with the marketing of our Senior Notes due 2020 (which indemnity will not be subject to any of the deductible and cap limitations referred to above); and

•
losses arising from our obligation to indemnify our prior parent for certain transaction-related taxes (which indemnity will not be subject to any of the deductible and cap limitations referred to above and which will be proportionally adjusted to HI Holdings Playa’s percentage ownership of our ordinary shares).

Any indemnity liability owed by us to HI Holdings Playa under the Hyatt Subscription Agreement shall be payable, at our election, in immediately available funds and/or (so long as the Fair Market Value of our ordinary shares exceeds $3.50 per share (as adjusted for share splits, combinations and other similar events relating to the ordinary shares)) in additional ordinary shares. “Fair Market Value” shall be the amount agreed by us and HI Holdings Playa or, if no agreement is reached within 15 days of our election to pay in shares, determined by valuation experts appointed by the parties in accordance with a specified timetable.
The Hyatt Subscription Agreement is governed by Dutch law, with any disputes arising thereunder subject to binding arbitration in accordance with the rules of the Netherlands Arbitration Institute.
Hyatt Resort Agreements
Each of our subsidiaries that is an owner of an all-inclusive resort operating under one or both of the Hyatt All-Inclusive Resort Brands has signed a franchise agreement and related services agreements with Hyatt governing the operation of that resort. We manage all of those resorts under a management agreement with the Resort Owner.
Under the Hyatt franchise agreement, Hyatt grants the Resort Owner the right, and the Resort Owner undertakes the obligation, to use Hyatt’s hotel system and system standards to build or convert and operate the resort. Each franchise agreement has a 15-year term from the resort’s opening date and Hyatt has two options to extend the term for an additional term of five years each, or 10 years in the aggregate. Hyatt provides initial and ongoing training and guidance, marketing assistance, and other assistance to the Resort Owner (and us as the resort’s manager) in connection with the resort’s development and operation. As part of this assistance, Hyatt reviews and approves the initial design and related elements of the resort. Hyatt also arranges for the provision of certain mandatory services, as well as (at the Resort Owner’s option) certain non-mandatory services, relating to such resort’s development and operation. In return, the Resort Owner agrees to operate the resort according to Hyatt’s operating procedures and its brand, quality assurance and other standards and specifications. This includes complying with Hyatt’s requirements relating to the central reservation system, global distribution systems and alternative distribution systems.
While our Predecessor did not pay any application fees for our Predecessor’s existing Hyatt All-Inclusive Resort Brand resorts, the Resort Owners (including us) for any new Hyatt All-Inclusive Resort Brand resorts will be required to pay an application fee to Hyatt. The Resort Owners also pay Hyatt an ongoing franchise fee for all Hyatt All-Inclusive Resort Brand resorts.
 Subject to its obligations under the Hyatt Strategic Alliance Agreement, Hyatt is free to develop or license other all-inclusive resorts in the Market Area, even under the Hyatt All-Inclusive Resort Brands. Additionally, outside of the Market Area, Hyatt is free to develop or license other all-inclusive resorts under the Hyatt All-Inclusive Resort Brands and other Hyatt brands at any time. Similarly, subject to our obligations under the Hyatt Strategic Alliance Agreement, we are allowed to operate any all-inclusive resort under a Playa-Developed Brand, such as the Panama Jack brand, under the Hyatt franchise agreements, provided that we implement strict informational and operational barriers between our operations with respect to the Playa-Developed Brand and our operations with respect to the Hyatt All-Inclusive Resort Brands. Under the Hyatt franchise agreements, if any Brand Owner or Restricted Brand Company acquires any ownership interest in us, we are required to implement strict informational and operational barriers between our operations with respect to such brand and our operations with respect to the Hyatt All-

Inclusive Resort Brands. Such information and operational barriers generally include restrictions on sharing of any Hyatt-related confidential or propriety information with or participation of certain personnel employed by us in the strategic direction or operations of any hotel owned by a Brand Owner or a Restricted Brand Company.
If we violate the aforementioned restrictions in the Hyatt franchise agreements, Hyatt may terminate all (but not less than all) of its franchise agreements with us, provided that Hyatt delivers a termination notice to us within 180 days as specified in the franchise agreement, and we will be subject to liquidated damage payments to Hyatt.
A “Playa-Developed Brand” is a hotel concept or brand for all-inclusive resorts developed or acquired by us, of which we are the franchisor, licensor or owner, or for which we are the exclusive manager or operator, which brand is an upper upscale or higher standard, but does not include any existing hotel concept or brand that was owned by our Predecessor prior to September 1, 2016.
A “Restricted Brand” means any hotel concept or brand for all-inclusive hotels or resorts that is owned by or exclusively licensed to a Restricted Brand Company.
A “Restricted Brand Company” means each of Marriott International, Hilton Worldwide Inc., Starwood Hotels & Resorts Worldwide, Inc., InterContinental Hotels Group, Accor Hotels Worldwide or any of their respective affiliates or successors.
Pursuant to the Hyatt franchise agreements and our Articles of Association, subject to certain exceptions, (a) a Brand Owner is prohibited from acquiring our shares such that the Brand Owner (together with its affiliates) acquires beneficial ownership in excess of 15% of our outstanding shares, and (b) a Restricted Brand Company is prohibited from acquiring our shares such that the Restricted Brand Company (together with its affiliates) acquires beneficial ownership in excess of 5% of our outstanding shares. Upon becoming aware of either share cap being exceeded, we will send a notice to such shareholder informing such shareholder of a violation of this provision and granting the shareholder two weeks to dispose of such excess shares to an unaffiliated third party. Such notice will immediately trigger the transfer obligation and suspend the Shareholder Rights of the shares exceeding the share cap. If such excess shares are not disposed by such time, (i) the Shareholder Rights on all shares held by the shareholder exceeding the share cap will be suspended until the transfer obligations have been complied with and (ii) we will be irrevocably authorized under our Articles of Association to transfer excess shares to a foundation until sold to a third party. Our franchise agreements provide that if the excess shares are not transferred to a foundation or an unaffiliated third party within 30 days following the earlier of the date on which a public filing is made with respect to either share cap being exceeded and the date our becomes aware of either share cap being exceeded as provided in the Hyatt franchise agreements, Hyatt will have the right to terminate all (but not less than all) of its franchise agreements with us, provided that Hyatt delivers a termination notice to our within 180 days as specified in the franchise agreement, and we will be subject to liquidated damage payments to Hyatt. A “Brand Owner” is any entity that (a) is a franchisor, licensor or owner of a Competing Brand (as defined below) or manages or otherwise operates hotels exclusively for the franchisor, licensor or owner of a Competing Brand (a “Brand Company”), (b) has an affiliate that is a Brand Company or (c) has a direct or indirect owner that is a Brand Company. A “Competing Brand” is a hotel concept or brand for all-inclusive hotels or resorts that has at least 12 hotels operating under that concept’s or brand’s trade name(s) anywhere in the world and that directly competes with any Hyatt All-Inclusive Resort Brand resort. The restriction on ownership by a Brand Owner will apply during the terms of our Hyatt franchise agreements and the restrictions on ownership by a Restricted Brand Company will apply until we have less than three franchise agreements in effect for the operation of Hyatt All-Inclusive Resort Brand resorts and Hyatt owns less than 15% (on a fully-diluted, as-converted basis) of our ordinary shares, after which point the restriction on ownership by a Brand Owner will apply to that Restricted Brand Company (if it is a Brand Owner). The beneficial ownership in the aforementioned restrictions is determined under Rule 13d-3 promulgated under the Exchange Act.
Hyatt may also terminate all (but not less than all) of the Hyatt franchise agreements, provided that Hyatt delivers a termination notice to us within 180 days as specified in the franchise agreement, and we will be subject to liquidated damage payments to Hyatt if either (i) the Hyatt franchise agreements for three or more Hyatt All-Inclusive Resort Brand resorts have been terminated, or (ii) the Hyatt franchise agreements for 50% or more of the Hyatt All-Inclusive Resort Brand resorts (rounded up to the nearest whole number) have been terminated.
The Hyatt franchise agreements require us to pay liquidated damages to Hyatt if a franchise agreement is terminated under certain circumstances. The liquidated damages will be calculated in accordance with the various formulas set forth in a franchise agreement depending on the circumstances under which such franchise agreement is terminated. Further, the amount of liquidated damages will be increased if a franchise agreement is terminated due to the breach of the aforementioned restrictions on our activities and limits on the beneficial ownership of our ordinary shares.
In addition to the Hyatt franchise agreement, each Resort Owner has signed the following other agreements with Hyatt pertaining to the development and operation of the applicable Hyatt All-Inclusive Resort Brand resort:

•
Under the trademark sublicense agreement, Hyatt grants a sublicense to the Resort Owner to use the Hyatt All-Inclusive Resort Brands and other proprietary marks, copyrighted materials, and know-how in the development and operation of the resort. The Resort Owner (and us as the resort’s manager) must follow the rules and standards that Hyatt periodically specifies pertaining to the use and protection of its intellectual property. The Resort Owner pays Hyatt’s sublicensing fees.

•
Under the World of Hyatt frequent stayer program agreement, Hyatt LACSA Services, Inc. (“Hyatt LACSA”) provides the Resort Owner with various services related to the World of Hyatt guest loyalty program (and its successor program) and the provision of preferences to the frequent guests of the Hyatt resorts. Participation in the program includes the agreement of each Resort Owner to allow the World of Hyatt guest loyalty program members to earn points in connection with stays at the resort and redeem the points at the resort. Hyatt LACSA also provides the Resort Owner with program services relating to various frequent flyer programs that various airlines operate. Participation in the program includes allowing members of the airline programs to earn miles in connection with their qualified stays at the resort and redeem miles at the resort. The Resort Owner reimburses Hyatt LACSA (or its affiliates, as applicable) for the resort’s per-formula share of the cost of providing these services and Hyatt LACSA (or its affiliates) pays the Resort Owner a per-formula share of the revenue from stays by World of Hyatt guest loyalty program members who use points to pay for their hotel accommodations.

•
Under the chain marketing services agreement, Hyatt LACSA provides (or causes to be provided) various marketing services to the Resort Owner, including business leads, convention sales services, business sales service and sales promotion services (including the maintenance and staffing of Hyatt’s home office sales force and regional sales offices in various parts of the world), publicity, marketing to targeted, highly-valued frequent travelers via various methods of communication, arrangement of surveys designed to better understand motivation, satisfaction and needs of hotel guests, public relations, and all other group benefits, services and facilities, to the extent appropriate and caused to be furnished to other relevant participating hotels and resorts. The Resort Owner reimburses Hyatt LACSA (or its affiliates, as applicable) for the resort’s per-formula share of the cost of providing these services.

•
Under the reservations agreement, Hyatt LACSA provides electronic and voice reservation services through the use of the following reservation methods and technologies: (a) telephone reservations arranged through the international reservation centers located, from time to time, in various locations throughout the world; (b) reservations through the websites of Hyatt LACSA and its affiliates; and (c) reservations through connection to global distribution systems such as Amadeus/System One, Apollo/Galileo, Sabre (Abacus) and Worldspan. The reservations services also include the maintenance of the computers and related equipment and staffing of Hyatt LACSA’s (and its affiliates’) reservation centers located throughout the world and related research and development activities to support such reservation centers. The Resort Owner reimburses Hyatt LACSA (or its affiliates, as applicable) for the resort’s per-formula share of the cost of providing these services.

During the years ended December 31, 2017, 2016, and 2015, we incurred approximately $14.1 million, $13.5 million, and $6.2 million respectively, in fees pursuant to the Hyatt Resort Agreements.
Please see the section entitled “Risk Factors-Risks Related to our Business-Our relationship with Hyatt may deteriorate and disputes between Hyatt and us may arise. The Hyatt relationship is important to our business and, if it deteriorates, the value of our portfolio could decline significantly, and it could have a material adverse effect on us.” for additional information. The Hyatt relationship is important to our business and, if it deteriorates, the value of our portfolio could decline significantly, and it could otherwise have a material adverse effect on us, including our financial condition, liquidity, results of operations and prospects.
The Hyatt Strategic Alliance Agreement
Playa has entered into the Hyatt Strategic Alliance Agreement with Hyatt pursuant to which we and Hyatt have provided each other a right of first offer with respect to any Hyatt All-Inclusive Opportunity in the Market Area. If we intend to accept a Hyatt All-Inclusive Opportunity, we must notify Hyatt of such Hyatt All-Inclusive Opportunity and Hyatt has 10 business days to notify us of its decision to either accept or reject this Hyatt All-Inclusive Opportunity. If Hyatt accepts the Hyatt All-Inclusive Opportunity, we must negotiate in good faith with Hyatt the terms of a franchise agreement and related documents for a Hyatt All-Inclusive Resort Brand with respect to such property, provided that we acquire such property on terms acceptable to us within 60 days of offering such opportunity to Hyatt. If Hyatt intends to accept a Hyatt All-Inclusive Opportunity, Hyatt must notify us and we have to notify Hyatt within 10 business days of our decision to either accept or reject this Hyatt All-Inclusive Opportunity. If we accept the Hyatt All-Inclusive Opportunity, Hyatt must negotiate in good faith with us the terms of a management agreement and related documents under which we would manage such Hyatt All-Inclusive Resort Brand resort (subject to a franchise agreement between Hyatt and the affiliate of Hyatt that would own such property), provided that Hyatt acquires such property on terms acceptable to it within 60 days of offering such opportunity to us. If we or Hyatt fail to notify each other of its decision or declines its right of first offer within the aforementioned 10 business day period, or if we or Hyatt determine after good-faith discussions that we cannot reach mutual acceptance of terms under which the Development Property would be licensed as a Hyatt Ziva or Hyatt Zilara hotel, such right of first offer will expire and we or Hyatt will be able to acquire, develop and operate the property related to such Hyatt All-Inclusive Opportunity free of any restrictions. In addition, if either party is approached by a third party with respect to the management or franchising of an all-inclusive resort in the Market Area, and such third party has not identified a manager or franchisor for the resort, the parties have agreed to notify each other and provide an introduction to the third party for the purposes of negotiating a management agreement or franchise agreement, as the case may be. On February 26, 2018, we and Hyatt extended the term of the Hyatt Strategic Alliance Agreement until December 31, 2021 unless earlier extended by each party.
Indemnification Agreements
Our Articles of Association provide for certain indemnification rights for our directors and executive officers, and we entered into an indemnification agreement with each of our executive officers and directors providing for procedures for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to us or, at our request, service to other entities, as officers or directors to the maximum extent permitted by Dutch law.
Securities Purchase Agreements
Pursuant to certain securities purchase agreements with each of Compañia Hotelera Gran Playa Real S. de R.L. de C.V. and HI Holdings Playa, the former holders of our Predecessor’s preferred shares, in connection with the consummation of the Business Combination, we acquired all of the preferred shares of our Predecessor, par value $0.01 per share, for an aggregate consideration value of approximately $353.9 million, which includes the preferred shares and accrued but unpaid dividends on the Playa Preferred Shares through December 31, 2016 of $346.0 million plus $7.9 million additional accrued but unpaid dividends after December 31, 2016 through the closing of the Business Combination.
Review, Approval or Ratification of Transactions with Related Persons
Consistent with Dutch law and our Articles of Association, we adopted a code of business conduct and ethics that prohibits directors and executive officers from engaging in transactions that may result in a conflict of interest with us. The code of business conduct and ethics includes a policy requiring that our Board review any transaction a director or executive officer proposes to have with Playa that could give rise to a conflict of interest or the appearance of a conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K. In conducting this review, our Board will be obligated to ensure that all such transactions are approved by a majority of our Board (including a majority of independent directors) not otherwise interested in the transaction and are fair and reasonable to us and on terms not less favorable to us than those available from unaffiliated third parties.
Director Independence
For a discussion of the independence of our directors, please see "Item 10. Directors, Executive Officers and Corporate Governance."
Item 14. Principal Accounting Fees and Services.
Aggregate fees for professional services rendered by our independent registered public accounting firm, Deloitte, for the Company and our subsidiaries for the years ended December 31, 2017 and 2016 are as follows ($ in thousands):

	Total Fees Year Ended December 31,
	2017	2016
Audit fees	$3,255	$3,632
Audit-related fees	515	2,398
Tax fees	553	247
Total	$4,323	$6,277
Audit fees represent Deloitte professional services fees for the audit of the Company’s consolidated financial statements for the year ended December 31, 2017, included in this Annual Report on Form 10-K, and for the year ended December 31, 2016, included in our Current Report on Form 8-K filed with the SEC on March 14, 2017, as well as for review of quarterly financial statements, accounting consultation and other attestation services that are typically performed by the independent registered public accountant, and services that are provided by Deloitte in connection with statutory and regulatory filings.
Audit-related fees for the year ended December 31, 2017 represent Deloitte fees for professional services related to the filing of our registration statements, including our registration statement on Form S-4 related to the Business Combination between our Predecessor and Pace and our registration statement on Form S-1 related to the resale of the ordinary shares held by certain of our shareholders. Audit related fees for the year ended December 31, 2016 represent Deloitte fees for professional services related to the filing of our registration statements, including our registration statement on Form S-4 related to the Business Combination between our Predecessor and Pace and our Predecessor's registration statement on Form S-1 related to its contemplated initial public offering.
Tax fees for the years ended December 31, 2017 and 2016 were related to our international tax return preparation and other tax services.
Pursuant to the terms of its charter, our Audit Committee must pre-approve all audit and permitted non-audit services to be performed by our independent registered certified public accounting firm. Such pre-approval can be given as part of our Audit Committee’s approval of the scope of the engagement of the independent registered certified public accounting firm or on an individual basis. Our Audit Committee is authorized to delegate the pre-approval of audit and permitted non-audit services to one or more of its members, provided that any decisions to pre-approve any audit or non-audit services pursuant to this authority must be presented to our full Audit Committee at its next scheduled meeting. Our Audit Committee pre-approved all of the non-audit services provided by our independent registered certified public accounting firm in 2017 and 2016.
Our Audit Committee has considered and determined that the services provided by Deloitte are compatible with maintaining Deloitte's independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Schedule I - Condensed Financial Information of Registrant

(2)	Financial Statement Schedules
All other financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
2.1
Share Exchange Implementation Agreement, dated as of February 26, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, Sagicor Real Estate X Fund Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018).

3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

3.2	Board Rules for Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.2 to the to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

10.1	Shareholder Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.2
Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.3
Investor Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.4
PHC Investor Subscription Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.5
Form of Playa Investor Subscription Agreements, dated as of March 11, 2017, by and between the Company and each Playa Investor party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.6
Parent Sponsor Letter Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.7	Waiver Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

Exhibit Number	Exhibit Description

10.8	Parent Merger Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.9	Company Merger Proposal (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.10
Company Earnout Warrants Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.11
Sponsor Earnout Warrants Agreement, dated as of March 10, 2017, by and between the Company and TPG Pace Sponsor, LLC (formerly, TPACE Sponsor Corp.) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.12
Warrant Agreement, dated as of March 10, 2017, by and among the Company, Computershare, Inc. and Computershare Trust Company N.A. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.13
Company Founder Warrants Agreement, dated as of March 11, 2017, by and between the Company and TPG Pace Sponsor, LLC (formerly, TPACE Sponsor Corp.) (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.14
Form of Company Founder Warrants Agreement, dated as of March 11, 2017, by and between the Company and each of the former shareholders of Playa Hotels & Resorts B.V. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.15
Director & Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.16*
2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.17
Form of Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.18
Form of First Amendment to the Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.19
Strategic Alliance Agreement, dated as of December 14, 2016, by and between Hyatt Franchising Latin America, L.L.C. and Playa Hotels & Resorts B.V. (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.20*
Executive Employment Agreement, dated as of August 31, 2016, by and among Playa Resorts Management, LLC, Playa Hotel & Resorts, B.V. and Bruce D. Wardinski (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.21*
Executive Employment Agreement, dated as of September 21, 2016, by and between Playa Resorts Management, LLC and Larry K. Harvey (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.22*
Executive Employment Agreement, dated as of September 15, 2016, by and between Playa Management USA, LLC and Kevin Froemming (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.23*
Executive Employment Agreement, dated as of September 15, 2016, by and between Playa Management USA, LLC and Alexander Stadlin (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.24*	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.25*
Separation Agreement, dated as of May 18, 2017, by and between Playa Resorts Management, LLC and Larry K. Harvey (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed by the Registrant on May 22, 2017)

Exhibit Number	Exhibit Description
10.26
Restatement Agreement, dated as of April 27, 2017, by and among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., the Guarantors party thereto, Deutsche Bank AG New York Branch and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 28, 2017)

10.27*	Form of Time-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.28*	Form of Performance-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.29
Tender and Support Agreement, dated as of May 22, 2017, by and among Playa Hotels & Resorts N.V., Bruce D. Wardinski, HI Holdings Playa B.V., Cabana Investors B.V., Playa Four Pack, L.L.C. and TPG Pace Sponsor, LLC (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed by the Registrant on May 22, 2017)

10.30
Form of Dealer Manager and Consent Solicitation Agent Agreement, dated as of May 22, 2017, by and between Playa Hotels & Resorts N.V. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 filed by the Registrant on May 22, 2017)

10.31
Amendment No. 1 to Warrant Agreement, dated as of June 20, 2017, by and among Playa Hotels & Resorts N.V., Computershare, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 20, 2017)

10.32*
Executive Employment Agreement, dated as of August 14, 2017, by and between Playa Resorts Management, LLC and Ryan Hymel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 17, 2017)

10.33
First Amendment to Amended & Restated Credit Agreement, dated as of December 6, 2017, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 8, 2017)

10.34
First Amendment to Strategic Alliance Agreement, dated as of February 26, 2018, by and between Playa Hotels & Resorts N.V. and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018).

10.35
Form of Second Amendment to Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018).

21.1	Subsidiaries of Playa Hotels & Resorts N.V.

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders’ Equity and Accumulated Other Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements and (v) Schedule I - Condensed Financial Information of Registrant

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	March 1, 2018	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2018

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	March 1, 2018

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018

/s/ Daniel J. Hirsch
Daniel J. Hirsch	Director	March 1, 2018

/s/ Stephen Haggerty
Stephen Haggerty	Director	March 1, 2018

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	March 1, 2018

/s/ Tom Klein
Tom Klein	Director	March 1, 2018

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	March 1, 2018

/s/ Karl Peterson
Karl Peterson	Director	March 1, 2018

/s/ Arturo Sarukhan
Arturo Sarukhan	Director	March 1, 2018