Form 10-Q
period 2018-03-31
Playa Hotels & Resorts N.V.
filed 2018-05-07
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of May 2, 2018, there were 110,346,396 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

Playa Hotels & Resorts N.V. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2018 and 2017	2
	Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss for the three months ended March 31, 2018 and 2017	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	4
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$140,073	$117,229
Trade and other receivables, net	62,076	51,527
Accounts receivable from related parties	2,428	1,495
Inventories	11,255	11,309
Prepayments and other assets	33,730	34,066
Property, plant and equipment, net	1,472,424	1,466,326
Investments	936	990
Goodwill	51,731	51,731
Other intangible assets	3,283	2,087
Deferred tax assets	1,063	1,063
Total assets	$1,778,999	$1,737,823
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$143,353	$139,528
Accounts payable to related parties	3,985	2,966
Income tax payable	4,296	1,090
Debt	896,267	898,215
Derivative financial instruments	11,025	—
Other liabilities	19,921	19,394
Deferred tax liabilities	77,081	77,081
Total liabilities	1,155,928	1,138,274
Commitments and contingencies
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 110,353,763 and 110,305,064 shares issued and 110,346,396 and 110,297,697 shares outstanding as of March 31, 2018 and December 31, 2017, respectively)	11,809	11,803
Treasury shares (at cost, 7,367 shares as of March 31, 2018 and December 31, 2017)	(80)	(80)
Paid-in capital	774,974	773,194
Accumulated other comprehensive loss	(3,907)	(3,826)
Accumulated deficit	(159,725)	(181,542)
Total shareholders' equity	623,071	599,549
Total liabilities and shareholders' equity	$1,778,999	$1,737,823

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations and Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Package	$154,708	$152,956
Non-package	21,799	21,111
Management fees	296	—
Cost reimbursements	44	—
Total revenue	176,847	174,067
Direct and selling, general and administrative expenses:
Direct	81,056	76,677
Selling, general and administrative	26,473	28,664
Depreciation and amortization	15,689	12,410
Reimbursed costs	44	—
Gain on insurance proceeds	(1,521)	—
Direct and selling, general and administrative expenses	121,741	117,751
Operating income	55,106	56,316
Interest expense	(21,882)	(14,015)
Other expense, net	(1,824)	(1,074)
Net income before tax	31,400	41,227
Income tax provision	(9,583)	(13,588)
Net income	21,817	27,639
Other comprehensive loss, net of taxes:
Benefit obligation loss	(81)	(71)
Other comprehensive loss	(81)	(71)
Total comprehensive income	$21,736	$27,568
Dividends of cumulative redeemable preferred shares	—	(7,922)
Net income available to ordinary shareholders	$21,817	$19,717
Earnings per share - Basic	$0.20	$0.21
Earnings per share - Diluted	$0.20	$0.21
Weighted average number of shares outstanding during the period - Basic	110,345,855	62,255,681
Weighted average number of shares outstanding during the period - Diluted	110,601,606	62,255,681

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders'
Equity and Accumulated Other Comprehensive Loss for the three months ended March 31, 2018 and 2017
($ in thousands, except share data)
(unaudited)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	28,510,994	$345,951	60,249,330	$656	5,373,884	$(23,108)	$377,196	$(3,719)	$(180,422)	$170,603
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net income for the period									27,639	27,639
Benefit obligation loss, net of tax								(71)		(71)
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends on cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Balance at March 31, 2017	—	$—	103,464,186	$11,039	—	$—	$769,314	$(3,790)	$(152,783)	$623,780

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income for the period									21,817	21,817
Benefit obligation loss, net of tax								(81)		(81)
Share-based compensation			48,699	6			1,780			1,786
Balance at March 31, 2018	—	$—	110,346,396	$11,809	7,367	$(80)	$774,974	$(3,907)	$(159,725)	$623,071
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$21,817	$27,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,689	12,410
Amortization of debt discount, premium and issuance costs	327	777
Share-based compensation	1,786	—
Loss on derivative financial instruments	11,025	—
Other	119	(10)
Changes in assets and liabilities:
Trade and other receivables, net	(10,549)	(2,319)
Accounts receivable from related parties	(933)	(769)
Inventories	59	(915)
Prepayments and other assets	488	(9,273)
Trade and other payables	2,076	(11,647)
Accounts payable to related parties	1,019	354
Income tax payable	3,206	9,323
Deferred consideration	—	(26)
Other liabilities	527	588
Net cash provided by operating activities	46,656	26,132
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,293)	(3,175)
Purchase of intangibles	(1,246)	(10)
Proceeds from disposal of property, plant and equipment	2	4
Net cash used in investing activities	(21,537)	(3,181)
FINANCING ACTIVITIES:
Repayment of deferred consideration	—	(630)
Repayment of Term Loan	(2,275)	(938)
Recapitalization transaction	—	79,658
Net cash (used in) provided by financing activities	(2,275)	78,090
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,844	101,041
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$117,229	$43,163
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$140,073	$144,204
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	140,073	134,156
Restricted cash	—	10,048
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$140,073	$144,204
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$7,836	$22,777
Cash paid for income taxes	$5,014	$6,045
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$1,006	$527
Intangible assets capitalized but not yet paid	$251	$—
Interest capitalized but not yet paid	$540	$—
Non-cash PIK dividends	$—	$7,922

Purchase of cumulative redeemable preferred shares	$—	$(239,492)
Settlement of accrued dividends of cumulative redeemable preferred shares	$—	$(114,381)

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own a portfolio of 14 resorts located in Mexico, the Dominican Republic and Jamaica. We currently manage nine of the 14 resorts we own, as well as one resort owned by a third party. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018.
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Prior period presentation was updated to conform with current period presentation.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2018. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies

Derivative financial instruments

We may use derivative financial instruments, primarily interest rate swap contracts, to hedge our exposure to interest rate risk. Such derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Any gains or losses arising from changes in fair value on derivative contracts not designated for hedge accounting are recorded in interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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
January 2018
We applied the modified retrospective transition method to all contracts upon the adoption of ASU 2014-09. We provided the additional required disclosures, but the cumulative adjustment from our comparative periods was zero in our Condensed Consolidated Financial Statements. See Note 3.

ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities as clarified and amended by ASU 2018-03
This standard significantly revises the accounting related to the classification and measurement of investment in equity securities and the presentation of certain fair value changes of financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments.
January 2018
The adoption of ASU 2016-01 reduced our disclosure requirements, but did not impact our Condensed Consolidated Financial Statements. We are no longer required to disclose the method and significant assumptions used to estimate the fair value of our financial instruments measured at amortized cost on the Condensed Consolidated Balance Sheet.

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
		January 2018	The adoption of ASU 2016-15 provided clarification to existing requirements and did not have a material effect on our Condensed Consolidated Financial Statements.

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
January 2018
The adoption of ASU 2016-16 did not have a material effect on our Condensed Consolidated Financial Statements. We have limited intra-entity asset transfers, or intercompany sales, other than inventory that would require income tax recognition.

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
January 2018
The adoption of ASU 2017-01 simplified our decision making process of determining whether a purchase constitutes a business combination or an acquisition of assets. We will apply this guidance prospectively and anticipate that future acquisitions will likely be accounted for as asset acquisitions rather than business combinations, unless we acquire a substantive process.

ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets

The standard clarifies the scope and accounting of a financial asset that meets the definition of an in substance non-financial asset and the definition of an in substance non-financial asset. The ASU also adds guidance for partial sales of non-financial assets.
January 2018
We utilized the modified retrospective transition method upon the adoption of ASU 2017-05 and the cumulative adjustment from our comparative periods was zero in our Condensed Consolidated Financial Statements, as we historically have not sold material non-financial assets in our normal course of business.

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
Note 3. Revenue

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, as described in Note 2, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations.

The following tables present our revenues disaggregated by geographic segment ($ in thousands):

	Three Months Ended March 31, 2018
	Yucatán Peninsula	Caribbean Basin	Pacific Coast	Other	Total
Package revenue	$73,054	$56,287	$25,026	$341	$154,708
Non-package revenue	8,230	8,517	5,042	10	21,799
Management fees	—	—	—	296	296
Cost reimbursements	—	—	—	44	44
Total revenue	$81,284	$64,804	$30,068	$691	$176,847

	Three Months Ended March 31, 2017
	Yucatán Peninsula	Caribbean Basin	Pacific Coast	Other	Total
Package revenue	$74,174	$54,073	$24,709	$—	$152,956
Non-package revenue	8,571	7,908	4,632	—	21,111
Total revenue	$82,745	$61,981	$29,341	$—	$174,067
Performance obligations

We recognize revenues when the performance obligations are satisfied by transferring control of the product or service to our customers as described in the table below:

Revenue	Description	Timing of Revenue Recognition
Package
Sale of all-inclusive packages, which include room accommodations, food and beverage services and entertainment activities. All services offered as part of the all-inclusive experience are considered to be one performance obligation.
Revenue is recognized, net of discounts and rebates, based on the agreed upon price after each stay when our performance obligation of all-inclusive services is considered transferred to the customer.
Non-package
All other revenues earned from the operations of our resorts other than package revenue. This includes, but is not limited to, the sale of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages.
Revenue is recognized based on the agreed upon price after the completion of the sale when the product or service is transferred to the customer.
Management fees
Fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability.
Revenue is recognized over the term of the service period as the third-party owners benefit from our management services.
Cost reimbursements	Cash reimbursements for costs related to managing hotels owned by third-parties.	Revenue is recognized when agreed upon reimbursable costs are incurred from managing hotels owned by third-parties.

We do not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our resorts are refunded to hotel guests if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.
Contract assets and liabilities

We do not have any material contract assets as of March 31, 2018 and December 31, 2017 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented within advance deposits (see Note 18) within trade and other payables on our Condensed Consolidated Balance Sheet. Contract liabilities decreased from $40.9 million as of December 31, 2017 to $38.6 million as of March 31, 2018. The decrease for the three months ended March 31, 2018 was primarily driven by $28.7 million of package revenue recognized that was included in the advanced deposits balance as of December 31, 2017, partially offset by additional cash payments received from guests prior to their stay.
Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred when the period to be benefited is less than one year.
Note 4. Business combination
At 12:00 a.m. Central European Time on March 12, 2017, we consummated a business combination (the “Business Combination”) pursuant to that certain transaction agreement by and among us, Playa Hotels & Resorts B.V. (our “Predecessor”), Pace Holdings Corp. (“Pace”) and New Pace Holdings Corp. (“New Pace”), the effects of which replicated the economics of a reverse merger between our Predecessor and Pace. In connection with the Business Combination, Pace formed Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid), as a wholly-owned subsidiary to facilitate the reverse merger with our Predecessor. Prior to the consummation of the Business Combination, Porto Holdco B.V. was converted to a Dutch public limited liability company (naamloze vennootschap) and changed its name to Porto Holdco N.V. Upon the consummation of the Business Combination, the Company's name was changed to Playa Hotels & Resorts N.V.

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

The Condensed Consolidated Financial Statements presented herein are those of our Predecessor for all periods prior to the completion of the Business Combination and the recapitalization of the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the number of ordinary shares presented as outstanding as of December 31, 2016 totaled 50,481,822 and consisted of the number of ordinary shares issued to Predecessor shareholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Business Combination.

The consideration received as a result of the Business Combination is summarized as follows ($ in thousands):

Purchase of all of our Predecessor's cumulative redeemable preferred shares (1)	$353,873
Net cash transferred from Pace	78,859
Playa Employee Offering (2)	799
Total Consideration Transferred	$433,531
________
(1) Balance consisted of the face value of our Predecessor's cumulative redeemable preferred shares (“Preferred Shares”) and their associated PIK dividends as of March 10, 2017, per the terms of the Business Combination.

(2) In connection with the Business Combination, we entered into subscription agreements (the “Subscription Agreements”) with Playa employees, their family members and persons with business relationships with Playa, pursuant to which those persons agreed to purchase 82,751 ordinary shares for an aggregate purchase price of $0.8 million.
Note 5. Property, plant and equipment
The balance of property, plant and equipment is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Land, buildings and improvements	$1,501,507	$1,493,407
Fixtures and machinery	54,597	53,188
Furniture and other fixed assets	178,371	173,912
Construction in progress	36,329	29,220
Total property, plant and equipment, gross	1,770,804	1,749,727
Accumulated depreciation	(298,380)	(283,401)
Total property, plant and equipment, net	$1,472,424	$1,466,326
Depreciation expense for property, plant and equipment was $15.4 million and $12.2 million for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018 and 2017, $0.7 million and $0 of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized at the weighted-average interest rate of our debt.

Cap Cana Development

On July 12, 2017, we acquired the land for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of the consideration in cash upon closing of the acquisition. The remaining $10.6 million balance is due on the earlier of (i) two years from the beginning of construction of the resorts or (ii) the opening of the resorts and is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Note 6. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the three months ended March 31, 2018, our income tax provision was $9.6 million, compared to a $13.6 million tax provision for the three months ended March 31, 2017. The decreased income tax provision of $4.0 million was driven primarily by a decrease in pre-tax book income and a decrease in the discrete tax expense associated with foreign exchange rate fluctuations.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as U.S. Tax Reform.  As noted in our Annual Report on Form 10-K for the year ended December 31, 2017, the Company completed its deferred tax accounting related to the reduction to the U.S. corporate income tax rate from 35% to 21%.  We are not aware of any significant changes to this legislation for three months ended March 31, 2018. Since we are a Dutch owned Company and do not have any controlled foreign corporations under U.S. tax law, we concluded that the new legislation related to global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) does not apply and therefore no policy decision is required.

Note 7. Related party transactions
The following summarizes transactions and arrangements that we have entered into with related parties. The details of the balances between us and related parties as of March 31, 2018 and December 31, 2017 are as follows ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Accounts receivable	$2,428	$1,495
Accounts payable	$3,985	$2,966
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
Relationship with Real Shareholder
In connection with the Business Combination, all outstanding Preferred Shares of our Predecessor owned by the selling shareholder of Real Resorts (“Real Shareholder”) were purchased at a purchase price of $8.40 per share for $43.5 million in face value and $20.8 million of associated PIK dividends.
Upon the consummation of the Business Combination, the Real Shareholder was no longer considered a related party because the Preferred Shares were extinguished in connection with the Business Combination.
Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2018 and 2017 were as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Dividends on the Preferred Shares (1)	$—	$7,922
Deferred consideration accretion (2)	—	36
Interest expense on related party debt (2)	—	372
Hyatt franchise fees (3)	4,451	4,365
Lease payments (4)	217	309
Total transactions with related parties	$4,668	$13,004
________

(1)	Included in dividends of cumulative redeemable preferred shares in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)	Included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)	Included in direct expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(4)	Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
One of our previous offices in Cancún, Mexico was owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million for the three months ended March 31, 2017.
Note 8. Commitments and contingencies
Litigation, claims and assessments

We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims and claims related to our management of certain hotel properties. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our Condensed Consolidated Financial Statements.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and are currently waiting for their final determination. We have an estimated amount of $1.6 million as a tax contingency at March 31, 2018 that is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $0.7 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively), in each case using a 20% straight-line depreciation per annum.
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
Rental expense under non-cancelable operating leases, including contingent leases, consisted of $0.5 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.
Note 9. Ordinary shares
As of December 31, 2016, the number of ordinary shares presented as outstanding totaled 50,481,822, consisting of the number of ordinary shares issued to Predecessor shareholders after the retroactive application of the recapitalization. On March 12, 2017, 52,982,364 ordinary shares were issued as part of a recapitalization completed in the Business Combination (see Note 4).
As of March 31, 2018, our ordinary share capital consisted of 110,346,396 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, there are 2,226,121 unvested restricted shares under the 2017 Plan (as defined in Note 11) that entitle holders thereof to vote, but not dispose of, such shares until they vest.
On December 28, 2017, a member of our Board of Directors waived his previously granted share-based compensation for his services as a member of our Board, and transferred 7,367 ordinary shares back to us for no consideration. The shares are recorded as Treasury Shares on the Condensed Consolidated Balance Sheet as of March 31, 2018.
Note 10. Warrants
We issued 3,000,000 warrants to our Predecessor's former ordinary shareholders and TPG Pace Sponsor, LLC, a Cayman Islands limited liability company and an affiliate of TPG Global, LLC, as consideration in the Business Combination (the “Earnout Warrants”). The Earnout Warrants entitle such warrant holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years after the closing date of the Business Combination. The Earnout Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation in accordance with their term.

As of March 31, 2018, all 3,000,000 Earnout Warrants remained outstanding.
Note 11. Share-based compensation

The Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. As of March 31, 2018, there were 1,311,506 shares available for future grants under the 2017 Plan.

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

On January 2, 2018, the Compensation Committee of the Board approved the issuance of 438,185 restricted share awards to employees and executives of the Company and 48,699 restricted share awards to directors of the Company for their services as directors. Each award granted to employees and executives vests pro rata over a three year period. Each award granted to a director was fully vested on the date of grant.

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

A summary of our restricted share awards from January 1, 2018 to March 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2018	1,265,830	$10.19
Granted	486,884	10.78
Vested	(48,699)	10.78
Forfeited	(16,845)	10.19
Unvested balance at March 31, 2018	1,687,170	$10.35

The total fair value of vested restricted share awards during the three months ended March 31, 2018 and 2017 was $0.5 million and $0, respectively. As of March 31, 2018 and 2017, the unrecognized compensation cost related to restricted share awards was $14.4 million and $0, respectively, and is expected to be recognized over a weighted average period of approximately 3.3 years and 0.0 years, respectively. Compensation expense related to the restricted share awards was $1.6 million and $0 for the three months ended March 31, 2018 and 2017, respectively, and is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Performance Share Awards

Performance share awards consist of a grant of ordinary shares that may become earned and vested based on the achievement of performance targets adopted by our Compensation Committee.

On May 26, 2017, the Compensation Committee of the Board approved a target award of 265,222 performance shares to executives of the Company. The actual number of ordinary shares that ultimately vest will range from 0% to 150% of the target award and will be determined in 2020 based on two performance criteria as defined in the award agreements for the period of performance from January 1, 2017 through December 31, 2019.

On January 2, 2018, the Compensation Committee of the Board approved a target award of 273,729 performance shares to executives of the Company. The actual number of ordinary shares that ultimately vest will range from 0% to 150% of the target award and will be determined in 2021 based on two performance criteria as defined in the award agreements for the period of performance from January 2, 2018 through December 31, 2020.

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

The grant date fair value of the portion of the award based on the compounded annual growth rate of the Company's total shareholder return was estimated using a Monte-Carlo model. The table below summarizes the key inputs used in the Monte-Carlo simulation ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
May 26, 2017
Total Shareholder Return	50%	$770	27.02%	1.39%	—%
Adjusted EBITDA Comparison	50%	$1,350	—%	—%	—%
January 2, 2018
Total Shareholder Return	50%	$860	26.13%	2.00%	—%
Adjusted EBITDA Comparison	50%	$1,475	—%	—%	—%
________
(1) Expected volatility was determined based on the historical share prices in our industry.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

In the table above, the total shareholder return component is a market condition as defined by ASC 718 and compensation expense related to this component is recognized on a straight-line basis over the vesting period. The grant date fair value of the portion of the awards based on the compounded annual growth rate of the Company's adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component will be reassessed at each reporting date based on the Company's estimate of the probable level of achievement, and the accrual of compensation expense will be adjusted as appropriate.

As of March 31, 2018 and 2017, the unrecognized compensation cost related to the performance share awards was $4.1 million and $0, respectively, and is expected to be recognized over a weighted average period of 2.3 years and 0.0 years. Compensation expense related to the performance share awards was approximately $0.1 million and $0 for the three months ended March 31, 2018 and 2017, respectively, and is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Note 13. Earnings per share
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
Under the two-class method, the number of shares used in the computation of diluted earnings per share is the same as that used for the computation of basic earnings per share for participating securities, as the result would be anti-dilutive. The net income attributable to ordinary shareholders is not allocated to the Preferred Shares until all other reserves have been exhausted or such loss cannot be covered in any other way.
The calculations of basic and diluted EPS are as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$21,817	$27,639
Preferred Share dividends	—	(7,922)
Allocation of undistributed earnings to preferred shareholders	—	(6,799)
Numerator for basic EPS - income available to ordinary shareholders	21,817	12,918
Add back Preferred Share dividends (1)	—	—
Add back of undistributed earnings to preferred shareholders (1)	—	—
Numerator for diluted EPS - income available to ordinary shareholders after assumed conversions	$21,817	$12,918
Denominator:
Denominator for basic EPS - weighted-average shares	110,345,855	62,255,681
Effect of dilutive securities:
Unvested restricted share awards	255,751	—
Preferred Shares	—	—
Denominator for diluted EPS - adjusted weighted-average shares	110,601,606	62,255,681

EPS - Basic	$0.20	$0.21
EPS - Diluted	$0.20	$0.21
________
(1) For the three months ended March 31, 2017, Preferred Share dividends of our Predecessor of $7.9 million and the preferred shareholders’ allocation of undistributed earnings of our Predecessor of $6.8 million were not added back for purposes of calculating diluted EPS because the effect of treating our Predecessor's Preferred Shares as if they had been converted to their 32,032,530 ordinary share equivalents as of January 1, 2017 was anti-dilutive.

For the three months ended March 31, 2018 and 2017, 538,951 and 0 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the reporting period.

For the three months ended March 31, 2018 and 2017, outstanding Earnout Warrants to acquire a total of 3,000,000 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of March 31, 2018 or March 31, 2017, respectively.
Note 14. Debt
Debt consists of the following ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Debt Obligations
Term Loan(1)	$904,123	$906,398
Revolving Credit Facility	—	—
Total Debt Obligations	904,123	906,398
Unamortized discount
Discount on Term Loan	(2,495)	(2,600)
Total unamortized discount	(2,495)	(2,600)
Unamortized debt issuance costs:
Term Loan	(5,361)	(5,583)
Total unamortized debt issuance costs	(5,361)	(5,583)
Total Debt	$896,267	$898,215
________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to London Interbank Offered Rate (“LIBOR”) plus 3.25% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 5.00% and 4.62% as of March 31, 2018 and December 31, 2017, respectively.

Financial Maintenance Covenants
Our refinanced Senior Secured Credit Facility also requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. We were in compliance with all applicable covenants as of March 31, 2018.
Note 15. Derivative financial instruments

Interest rate swaps

Effective March 29, 2018, we entered into two interest rate swaps to mitigate the interest rate risk inherent in our variable rate debt, including the Revolving Credit Facility and Term Loan. The interest rate swaps have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate. The interest rate swaps are not for trading purposes and we have not designated the interest rate swaps for hedge accounting treatment. As a result, changes in fair value of the interest rate swaps are recognized in earnings immediately as interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of March 31, 2018, the aggregate notional amount of the interest rate swaps was $800.0 million. The interest rate swaps mature on March 31, 2023.

The following table presents the location and effects of the derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for three months ended March 31, 2018 and 2017 ($ in thousands):

		For the three months ended March 31,
Derivatives not Designated as Hedging Instruments	Income Statement Classification	2018	2017
Interest rate swaps	Interest expense	$11,025	$—

The following table presents the location and fair value of the derivative instruments in the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 ($ in thousands):

		As of March 31,	As of December 31,
Derivatives not Designated as Hedging Instruments	Balance Sheet Classification	2018	2017
Interest rate swaps	Derivative financial instruments	$11,025	$—

Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. The Company incorporates these counterparty credit risks in its fair value measurements (see Note 16). The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.
Note 16. Fair value of financial instruments
Our financial instruments consist of cash and cash equivalents, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, derivatives and debt. We believe the carrying value of these assets and liabilities, excluding the interest rate swap and the Term Loan, approximate their fair values as of March 31, 2018 and December 31, 2017.
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
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2018 ($ in thousands):

	March 31, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$11,025	$—	$11,025	$—
As of December 31, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis as our deferred consideration was settled during the third quarter of 2017.

The following table presents the changes in our Level 3 fair valued instruments for the three months ended March 31, 2017 ($ in thousands):

Deferred Consideration
Balance as of December 31, 2016	$1,836
Total gains included in earnings (or change in net assets) (1)	(26)
Settlements	(630)
Balance as of March 31, 2017	$1,180
________
(1) All losses and gains (other than changes in net assets) were included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2018 and December 31, 2017 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$896,267	$—	$—	$928,097
Revolving Credit Facility	—	—	—	—
Total	$896,267	$—	$—	$928,097

	Carrying Value	Fair Value
	As of December 31, 2017	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$898,215	$—	$—	$916,369
Revolving Credit Facility	—	—	—	—
Total	$898,215	$—	$—	$916,369
The following table summarizes the valuation techniques used to estimate the fair value of our financial liabilities measured at fair value on a recurring basis and our financial liabilities not measured at fair value:

Valuation Technique
Financial liabilities recorded at fair value:
Interest rate swaps
The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk.

Financial liabilities not recorded at fair value:
Term Loan	The fair value of our Term Loan is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility
The valuation technique of our Revolving Credit Facility is consistent with our Term Loan. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.

Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination without cause, which results in an unfunded benefit obligation. There were no plan assets as of March 31, 2018 or December 31, 2017 as contributions are made only to the extent benefits are paid.

The following table presents the components of net periodic pension cost for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$174	$158
Interest cost	87	68
Effect of foreign exchange rates	345	372
Amortization of prior service cost	25	—
Amortization of gain	(6)	(8)
Compensation-non-retirement post employment benefits	4	4
Settlement gain	—	(7)
Net periodic pension cost	$629	$587

The service cost component of net periodic pension cost is recorded within direct expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. The non-service cost components of net periodic pension cost are recorded within other expense, net for all periods presented.
Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2018 and December 31, 2017 ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Gross trade and other receivables	$62,485	$52,312
Allowance for doubtful accounts	(409)	(785)
Total trade and other receivables, net	$62,076	$51,527
Our allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 was approximately $0.4 million and $0.8 million, respectively. We have not experienced any significant write-offs to our accounts receivable.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2018 and December 31, 2017 ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Advances to suppliers	$6,587	$6,509
Prepaid income taxes	10,445	10,935
Prepaid other taxes(1)	11,207	10,737
Contract deposit (2)	2,700	2,700
Other assets	2,791	3,185
Total prepayments and other assets	$33,730	$34,066
________

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. We are in the process of negotiating final terms for the purchase of a 30% interest in the resort in the second half of 2018, and the deposit will be used towards this purchase if we are able to agree on terms. If the purchase is not completed, this amount, together with an additional $0.8 million due, will be treated as key money.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill as of March 31, 2018 and December 31, 2017 are as follows ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Gross carrying value	$51,731	$51,731
Accumulated impairment loss	—	—
Carrying Value	$51,731	$51,731
Other intangible assets
Other intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Strategic Alliance	$—	$3,616
Licenses	981	981
Other	4,808	3,298
Acquisition Cost	5,789	7,895

Strategic Alliance	—	(3,616)
Other	(2,506)	(2,192)
Accumulated Amortization	(2,506)	(5,808)

Strategic Alliance	—	—
Licenses	981	981
Other	2,302	1,106
Carrying Value	$3,283	$2,087
Amortization expense for intangibles was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization. As of March 31, 2018 and December 31, 2017, such indefinite lived assets totaled $1.0 million.

Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2018 and December 31, 2017 ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Trade payables	$16,538	$18,160
Advance deposits	38,610	43,884
Withholding and other taxes payable	42,730	34,904
Accrued professional services	9,201	7,131
Interest payable	8,163	5,586
Payroll and related accruals	10,308	13,848
Other payables	17,803	16,015
Total trade and other payables	$143,353	$139,528
Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2018 and December 31, 2017 ($ in thousands):

	As of March 31,	As of December 31,
	2018	2017
Tax contingencies	$2,329	$2,310
Pension obligations	5,122	4,456
Casino loan and license	953	975
Cap Cana land purchase obligation	10,625	10,625
Other	892	1,028
Total other liabilities	$19,921	$19,394
Note 19. Segment information
We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. Our operating segments meet the aggregation criteria and thus, we report three separate segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast and (iii) Caribbean Basin. For the three months ended March 31, 2018 and 2017, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our operating segments is evaluated primarily on adjusted earnings before interest expense, income tax provision, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax provision, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other expense, net; (b) share-based compensation; (c) transaction expenses; (d) other tax expense; (e) Jamaica delayed opening accrual reversal and (f) non-service cost components of net periodic pension cost (benefit).
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
The following tables present segment net revenue, a reconciliation to gross revenue and segment Adjusted EBITDA and a reconciliation to net income ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Yucatàn Peninsula	$79,271	$80,748
Pacific Coast	29,055	28,432
Caribbean Basin	64,178	61,330
Segment net revenue (1)	172,504	170,510
Other	352	—
Management fees	296	—
Cost reimbursements	44	—
Compulsory tips	3,651	3,557
Total gross revenue	$176,847	$174,067
________
(1) Segment net revenue represents total gross revenue less compulsory tips paid to employees, cost reimbursements and other miscellaneous revenue not derived from segment operations.

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Yucatàn Peninsula	$39,604	$43,070
Pacific Coast	13,908	14,272
Caribbean Basin	29,071	24,940
Segment Adjusted EBITDA	82,583	82,282
Other corporate - unallocated	(8,320)	(7,809)
Management fees	296	—
Total consolidated Adjusted EBITDA	74,559	74,473
Less:
Other expense, net	1,824	1,074
Share-based compensation	1,786	—
Transaction expenses	2,344	6,000
Other tax expense	431	176
Jamaica delayed opening accrual reversal	(342)	—
Non-service cost components of net periodic pension cost	(455)	(429)
Add:
Interest expense	(21,882)	(14,015)
Depreciation and amortization	(15,689)	(12,410)
Net income before tax	31,400	41,227
Income tax provision	(9,583)	(13,588)
Net income	$21,817	$27,639
Note 20. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events occurring after March 31, 2018. Based on this evaluation, there were no subsequent events from March 31, 2018 through the date the Condensed Consolidated Financial Statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Playa Hotels & Resorts N.V.'s (“Playa”) financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Playa and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect our current views with respect to, among other things, our capital resources, portfolio performance and results of operations. Likewise, all of our statements regarding anticipated growth in our operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors discussed in our filings with the United States Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018, together with the following factors, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
Explanatory Note
At 12:00 a.m. Central European Time on March 12, 2017 (the “Closing Time”), we consummated a business combination (the “Business Combination”) pursuant to a transaction agreement by and among us, Playa Hotels & Resorts B.V. (our “Predecessor”) and Pace Holdings Corp. (“Pace”), an entity that was formed as a special purpose acquisition company, for the purpose of effecting a merger or other similar business combination with one or more target businesses, and New Pace Holdings Corp. In connection with the Business Combination, which is described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017, we changed our name from Porto Holdco N.V. to Playa Hotels & Resorts N.V. In addition, in connection with the Business Combination, (i) prior to the consummation of the Business Combination, all of our Predecessor's cumulative redeemable preferred shares were purchased and were subsequently extinguished upon the reverse merger of our Predecessor with and into us, and (ii) Pace's former shareholders and our Predecessor's former shareholders received a combination of our ordinary shares and warrants as consideration in the Business Combination. Our Predecessor was the accounting acquirer in the Business Combination, and the business, properties, and management team of our Predecessor prior to the Business Combination are the business, properties, and management team of the Company following the Business Combination.
Our financial statements, other financial information and operating statistics presented in this Form 10-Q reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Business Combination to March 31, 2018.
Recent Developments
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
Overview
Playa Hotels & Resorts N.V. (“Playa”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. Playa owns and/or manages a total portfolio consisting of 15 resorts (6,314 rooms) located in Mexico, Jamaica, and the Dominican Republic. Playa owns and manages Hyatt Zilara Cancun, Hyatt Ziva Cancun, Panama Jack Resorts Cancun, Panama Jack Resorts Playa del Carmen, THE Royal Playa del Carmen, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos in Mexico; Hyatt Zilara Rose Hall and Hyatt Ziva Rose Hall in Jamaica.  Playa also owns five resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana, in the Dominican Republic. We believe that the resorts we own, as well as the resorts we manage, are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended March 31, 2018, we generated net income of $21.8 million, total revenue of $176.8 million, Net Package RevPAR of approximately $273.50 and Adjusted EBITDA of $74.6 million. For the three months ended March 31, 2017, we generated net income of $27.6 million, total revenue of $174.1 million, Net Package RevPAR of approximately $270.67 and Adjusted EBITDA of $74.5 million.

Our Portfolio of Resorts
The following table presents an overview of our resorts, 14 of which we own in their entirety. We manage nine of our resorts and a third party, AMResorts, manages five of our resorts. We also manage one resort owned by a third party. None of the resorts we own contributed more than 13.7% of our Total Net Revenue or 15.3% of our consolidated Adjusted EBITDA for the three months ended March 31, 2018. The table below is organized by our three geographic business segments: the Yucatán Peninsula, the Pacific Coast and the Caribbean Basin.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	307
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	2002; 2009; 2017	458
THE Royal Playa del Carmen	Playa del Carmen, Mexico	THE Royal (adults-only)	Playa	1985; 2009	513
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Caribbean Basin
Dreams La Romana	La Romana, Dominican Republic	Dreams (all ages)	AMResorts	1997; 2008	756
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Total Rooms Owned					6,130

Managed Resorts
Sanctuary Cap Cana(2)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015	184
Total Rooms Operated					184

Total Rooms Owned and Operated					6,314
________
(1) Pursuant to an agreement with Panama Jack, we have rebranded these resorts under the Panama Jack brand. The rebranding was completed in 2017.
(2) Owned by a third party.

Results of Operations
Three Months Ended March 31, 2018 and 2017
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	Change	% Change
Revenue:	($ in thousands)
Package	$154,708	$152,956	$1,752	1.1%
Non-package	21,799	21,111	688	3.3%
Management fees	296	—	296	100.0%
Cost reimbursements	44	—	44	100.0%
Total revenue	176,847	174,067	2,780	1.6%
Direct and selling, general and administrative expenses:
Direct	81,056	76,677	4,379	5.7%
Selling, general and administrative	26,473	28,664	(2,191)	(7.6)%
Depreciation and amortization	15,689	12,410	3,279	26.4%
Reimbursed costs	44	—	44	100.0%
Gain on insurance proceeds	(1,521)	—	(1,521)	(100.0)%
Direct and selling, general and administrative expenses	121,741	117,751	3,990	3.4%
Operating income	55,106	56,316	(1,210)	(2.1)%
Interest expense	(21,882)	(14,015)	(7,867)	56.1%
Other expense, net	(1,824)	(1,074)	(750)	69.8%
Net income before tax	31,400	41,227	(9,827)	(23.8)%
Income tax provision	(9,583)	(13,588)	4,005	(29.5)%
Net income	$21,817	$27,639	$(5,822)	(21.1)%
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin (as defined below) for the three months ended March 31, 2018 and 2017. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and a reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	87.6%	87.4%	0.2	pts	0.2%
Net Package ADR	$312.33	$309.61	$2.72		0.9%
Net Package RevPAR	273.50	270.67	2.83		1.0%
	($ in thousands)
Net Package Revenue	$150,890	$149,622	$1,268		0.8%
Net Non-package Revenue	21,966	20,888	1,078		5.2%
Management Fee Revenue	296	—	296		100.0%
Total Net Revenue	173,152	170,510	2,642		1.5%
Adjusted EBITDA	$74,559	$74,473	$86		0.1%
Adjusted EBITDA Margin	43.1%	43.7%	(0.6	)pts	(1.4)%

Total Revenue and Total Net Revenue
Our total revenue for the three months ended March 31, 2018 increased $2.8 million, or 1.6%, compared to the three months ended March 31, 2017. Our Total Net Revenue (which represents total revenue less compulsory tips paid to employees and cost reimbursements) for the three months ended March 31, 2018 increased $2.6 million, or 1.5%, compared to the three months ended March 31, 2017. This increase was driven by an increase in Net Package Revenue of $1.3 million, or 0.8%, and an increase in Net Non-package Revenue of $1.1 million, or 5.2%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $2.72, or 0.9% and an increase in average occupancy from 87.4% to 87.6%, the equivalent of an increase of $2.83, or 1.0%, in Net Package RevPAR.
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase/Decrease
	2018	2017	Change	% Change
	($ in thousands)
Net Package Revenue	$150,890	$149,622	$1,268	0.8%
Net Non-package Revenue	21,966	20,888	1,078	5.2%
Management Fee Revenue	296	—	296	100.0%
Total Net Revenue	173,152	170,510	2,642	1.5%
Plus: compulsory tips	3,651	3,557	94	2.6%
Cost reimbursements	44	—	44	100.0%
Total revenue	$176,847	$174,067	$2,780	1.6%
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses	$81,056	$76,677	$4,379	5.7%
Less: compulsory tips	3,651	3,557	94	2.6%
Net direct expenses	$77,405	$73,120	$4,285	5.9%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the three months ended March 31, 2018 were $77.4 million, or 44.7%, of Total Net Revenue and $73.1 million, or 42.9%, of Total Net Revenue for the three months ended March 31, 2017.
Net direct expenses for the three months ended March 31, 2018 increased $4.3 million, or 5.9%, compared to the three months ended March 31, 2017. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.

	Three Months Ended March 31,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses:	($ in thousands)
Food and beverages	$19,328	$19,476	$(148)	(0.8)%
Resort salary and wages	26,561	23,979	2,582	10.8%
Utility expenses	7,234	7,031	203	2.9%
Repairs and maintenance	3,496	3,389	107	3.2%
Licenses and property taxes	794	603	191	31.7%
Incentive and management fees	4,166	3,895	271	7.0%
Hyatt fees	4,451	4,365	86	2.0%
Panama Jack fees	205	—	205	100.0%
Other operational expenses	11,170	10,382	788	7.6%
Total net direct expenses	$77,405	$73,120	$4,285	5.9%
Other Operational Expenses

	Three Months Ended March 31,		Increase/Decrease
	2018	2017	Change	% Change
Other operational expenses:	($ in thousands)
Office supplies	$961	$1,170	$(209)	(17.9)%
Guest supplies	1,056	1,058	(2)	(0.2)%
Laundry and cleaning expenses	654	618	36	5.8%
Transportation and travel expenses	1,229	1,084	145	13.4%
Entertainment expenses	849	887	(38)	(4.3)%
Property and equipment rental expense	1,587	1,356	231	17.0%
Other supplies and expense amortization	805	951	(146)	(15.4)%
Computer and telephone expenses	397	340	57	16.8%
Dues and subscriptions	183	181	2	1.1%
Decoration	299	351	(52)	(14.8)%
Bank fees	1,258	1,166	92	7.9%
In-house sales expense	836	18	818	4,544.4%
Sewerage	301	295	6	2.0%
Other expenses	755	907	(152)	(16.8)%
Total other operational expenses	$11,170	$10,382	$788	7.6%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2018 decreased $2.2 million, or 7.6%, compared to the three months ended March 31, 2017. This decrease was primarily driven by a decrease in transaction expenses of $3.7 million. These expenses were partially offset by an increase in corporate personnel costs of $0.4 million, an increase in advertising and commissions expenses of $0.4 million and an increase in professional fees of $0.7 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2018 increased $3.3 million, or 26.4%, compared to the three months ended March 31, 2017. This increase is due to asset additions in the prior year that have a full quarter of depreciation in the current year, as well as additions in the current year which have increased depreciation expense.

Gain on Insurance Proceeds
We recorded a gain of $1.5 million from net business interruption insurance proceeds during the three months ended March 31, 2018 which related to the impact of Hurricane Maria at the Dreams Punta Cana resort during the third quarter of 2017. During the three months ended March 31, 2017, we had no such gain.
Interest Expense
Our interest expense for the three months ended March 31, 2018 increased $7.9 million, or 56.1%, as compared to the three months ended March 31, 2017. This increase was primarily attributable to the non-cash change in fair value of our interest rate swaps of $11.0 million. This was partially offset by a decrease of $3.1 million due to the paydown in April and December 2017 of the senior unsecured notes issued by our Predecessor on August 9, 2013, February 14, 2014, May 11, 2015 and October 4, 2016 (the “Senior Notes due 2020”).
Income Tax Provision
The income tax provision for the three months ended March 31, 2018 was $9.6 million, a decrease of $4.0 million compared to the three months ended March 31, 2017, during which quarter we reported an income tax provision of $13.6 million. The decreased income tax provision was driven primarily by a $1.7 million decrease in the tax impact on pre-tax book income and a $2.3 million decrease in the discrete expense associated with foreign exchange rate fluctuations.
Adjusted EBITDA
Our Adjusted EBITDA for the three months ended March 31, 2018 increased $0.1 million, or 0.1%, compared to the three months ended March 31, 2017. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
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

•	Net Package Revenue

•	Net Non-package Revenue

•	Net Revenue

•	Management Fee Revenue

•	Cost Reimbursements

•	Total Net Revenue

•	Occupancy

•	Net Package ADR

•	Net Package RevPAR

•	Adjusted EBITDA

•	Adjusted EBITDA Margin

•	Comparable Non-U.S. GAAP Measures

Net Package Revenue, Net Non-package Revenue, Net Revenue, Management Fee Revenue, Cost Reimbursements and Total Net Revenue
“Net Package Revenue” is derived from the sale of all-inclusive packages, which include room accommodations, food and beverage services and entertainment activities, net of compulsory tips paid to employees in Mexico and Jamaica. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Revenue is recognized, net of discounts and rebates, when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized.
“Net Non-package Revenue” represents all other revenues earned from the operations of our resorts, other then Net Package Revenue, net of compulsory tips paid to employees in Mexico and Jamaica. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net Non-package Revenue includes revenue associated with guests' purchases of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages, which are not included in the all-inclusive package. Revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.
“Net Revenue” represents Net Package Revenue and Net Non-Package Revenue. Net Revenue represents a key indicator to assess the overall performance of our business and analyze trends, such as consumer demand, brand preference and competition. In analyzing our Net Revenues, our management differentiates between Net Package Revenue and Net Non-package Revenue. Guests at our resorts purchase packages at stated rates, which include room accommodations, food and beverage services and entertainment activities, in contrast to other lodging business models, which typically only include the room accommodations in the stated rate. The amenities at all-inclusive resorts typically include a variety of buffet and á la carte restaurants, bars, activities, and shows and entertainment throughout the day.
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was immaterial to our operations for the three months ended March 31, 2018, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue for the three months ended March 31, 2018 and Net Package Revenue and Net Non-package Revenue for the three months ended March 31, 2017. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursed costs and has no net impact on operating income or net income.
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

Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income or loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:

•	Other expense, net

•	Impairment loss

•	Pre-opening expense

•	Transaction expenses

•	Severance expense

•	Other tax expense

•	Gain on property damage insurance proceeds

•	Share-based compensation

•	Loss on extinguishment of debt

•	Non-service cost components of net periodic pension cost (benefit)

•
Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms; and Jamaica delayed opening accrual reversals.

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
The second principal reason that we believe Adjusted EBITDA is useful to investors is that it is considered a key performance indicator by our board of directors (our “Board”) and management. In addition, the compensation committee of our Board determines the annual variable compensation for certain members of our management based, in part, on consolidated Adjusted EBITDA. We believe that Adjusted EBITDA is useful to investors because it provides investors with information utilized by our Board and management to assess our performance and may (subject to the limitations described below) enable investors to compare the performance of our portfolio to our competitors.
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
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue. We believe Adjusted EBITDA Margin provides our investors a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful.
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
For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, we had no non-comparable resorts as all of our resorts were owned and in operation for each period.

Segment Results
Three Months Ended March 31, 2018 and 2017
We evaluate our business segment operating performance using segment Net Revenue and segment Adjusted EBITDA. The following tables summarize segment Net Revenue and segment Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	Change	% Change
Net Revenue:	($ in thousands)
Yucatán Peninsula	$79,271	$80,748	$(1,477)	(1.8)%
Pacific Coast	29,055	28,432	623	2.2%
Caribbean Basin	64,178	61,330	2,848	4.6%
Segment Net Revenue	172,504	170,510	1,994	1.2%
Other (1)	352	—	352	100.0%
Management fees	296	—	296	100.0%
Total Net Revenue	$173,152	$170,510	$2,642	1.5%

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatán Peninsula	$39,604	$43,070	$(3,466)	(8.0)%
Pacific Coast	13,908	14,272	(364)	(2.6)%
Caribbean Basin	29,071	24,940	4,131	16.6%
Segment Adjusted EBITDA	82,583	82,282	301	0.4%
Other corporate—unallocated	(8,320)	(7,809)	(511)	6.5%
Management fees	296	—	296	100.0%
Total Adjusted EBITDA	$74,559	$74,473	$86	0.1%
________

(1)
Primarily includes a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. This reversal concluded in the first quarter of 2018.

For a reconciliation of segment Net Revenue and segment Adjusted EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 19 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2018 and 2017 for the total segment portfolio.

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	90.3%	90.6%	(0.3	)pts	(0.3)%
Net Package ADR	$323.23	$325.66		$(2.43)	(0.7)%
Net Package RevPAR	291.95	295.18	(3.23)		(1.1)%
	($ in thousands)
Net Package Revenue	$71,154	$72,259		$(1,105)	(1.5)%
Net Non-package Revenue	8,117	8,489	(372)		(4.4)%
Net Revenue	79,271	80,748	(1,477)		(1.8)%
Adjusted Resort EBITDA	$39,604	$43,070		$(3,466)	(8.0)%
Adjusted Resort EBITDA Margin	50.0%	53.3%	(3.3	)pts	(6.2)%
 Segment Net Revenue. Our Net Revenue for the three months ended March 31, 2018 decreased $1.5 million, or 1.8%, compared to the three months ended March 31, 2017. This decrease was primarily due to a ramping period required at our two Panama Jack properties that re-opened after full renovation and new branding in December 2017, as well as a decrease in rates across the market. These two factors lead to a decrease of $4.0 million in Net Revenue compared to the three months ended March 31, 2017. This was offset by strong performance of Hyatt Ziva Cancun, which accounted for a $2.5 million increase in Net Revenue compared to the three months ended March 31, 2017 due to its increase in both Net Package ADR and Occupancy compared to prior year.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended March 31, 2018 decreased $3.5 million, or 8.0%, compared to the three months ended March 31, 2017. This decrease was primarily the result of all properties in this segment except Hyatt Ziva Cancun, which accounted for a decrease of $4.5 million in Adjusted EBITDA compared to the three months ended March 31, 2017. This was offset by strong performance of Hyatt Ziva Cancun, which accounted for a $1.0 million increase.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2018 and 2017 for the total segment portfolio.

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	81.1%	77.6%	3.5	pts	4.5%
Net Package ADR	$356.00	$369.25	$(13.25)		(3.6)%
Net Package RevPAR	288.84	286.64	2.20		0.8%
	($ in thousands)
Net Package Revenue	$24,072	$23,889	$183		0.8%
Net Non-package Revenue	4,983	4,543	440		9.7%
Net Revenue	29,055	28,432	623		2.2%
Adjusted Resort EBITDA	$13,908	$14,272	$(364)		(2.6)%
Adjusted Resort EBITDA Margin	47.9%	50.2%	(2.3	)pts	(4.6)%
Segment Net Revenue. Our Net Revenue for the three months ended March 31, 2018 increased $0.6 million, or 2.2%, compared to the three months ended March 31, 2017. This increase was due to increased Net Revenue by both hotels in this segment.

Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended March 31, 2018 decreased $0.4 million, or 2.6%, compared to the three months ended March 31, 2017. This decrease was due to decreased Adjusted EBITDA by both hotels in this region.
Caribbean Basin
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Caribbean Basin segment for the three months ended March 31, 2018 and 2017 for the total segment portfolio.

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	87.0%	87.6%	(0.6	)pts	(0.7)%
Net Package ADR	$284.93	$271.87	$13.06		4.8%
Net Package RevPAR	247.79	238.04	9.75		4.1%
	($ in thousands)
Net Package Revenue	$55,664	$53,474	$2,190		4.1%
Net Non-package Revenue	8,514	7,856	658		8.4%
Net Revenue	64,178	61,330	2,848		4.6%
Adjusted Resort EBITDA	$29,071	$24,940	$4,131		16.6%
Adjusted Resort EBITDA Margin	45.3%	40.7%	4.6	pts	11.3%
Segment Net Revenue. Our Net Revenue for the three months ended March 31, 2018 increased $2.8 million, or 4.6%, compared to the three months ended March 31, 2017. This increase was primarily due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $2.3 million increase in Net Revenue compared to the three months ended March 31, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended March 31, 2018 increased $4.1 million, or 16.6%, compared to the three months ended March 31, 2017. This increase was primarily due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $3.1 million increase in Adjusted EBITDA compared to the three months ended March 31, 2017. The remaining increase was due to a gain from business interruption insurance proceeds of $1.5 million received at Dreams Punta Cana during the three months ended March 31, 2018, which accounted for a net increase of $1.2 million in Adjusted EBITDA compared to the three months ended March 31, 2017. This was partially offset by the remaining resorts in this segment, which accounted for a $0.2 million decrease.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$21,817	$27,639
Interest expense	21,882	14,015
Income tax provision	9,583	13,588
Depreciation and amortization	15,689	12,410
EBITDA	68,971	67,652
Other expense, net (a)	1,824	1,074
Share-based compensation	1,786	—
Transaction expense (b)	2,344	6,000
Other tax expense (c)	431	176
Jamaica delayed opening accrual reversal (d)	(342)	—
Non-service cost components of net periodic pension cost (e)	(455)	(429)
Adjusted EBITDA	$74,559	$74,473
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including the business combination with Pace in 2017; the redesign and build-out of our internal controls and strategic initiatives, such as possible expansion into new markets.

(c)
Relates primarily to a Dominican Republic asset tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax expense we eliminate from our calculation of EBITDA.

(d)
Represents a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. This reversal concluded in the first quarter of 2018.

(e)
Represents the non-service cost components of net periodic pension (cost) recorded within other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. Previously, these expenses were presented within direct expense. We added back these (costs) for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

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
Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness, paying the $100.0 million cash consideration upon closing of the Sagicor Contribution, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of March 31, 2018, we had $57.0 million of scheduled contractual obligations due within one year.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. Based on discussions with our lenders, we expect to be able to increase the size of the Revolving Credit Facility by $100.0 million in connection with the consummation of the Sagicor Contribution. We had cash and cash equivalents of $140.1 million as of March 31, 2018, compared to $134.2 million as of March 31, 2017 (excluding $0 and $10.0 million of restricted cash, respectively). We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 15 to 18 months with the cash we have on hand, as well as our cash generated from operations. As of March 31, 2018, there was $0 outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. For example, upon consummation of the Sagicor Contribution and over a number of years thereafter, we may undertake significant development and repositioning activities at certain of the Sagicor Assets. Although such activities remain in their preliminary planning phase, we currently expect that the capital expenditures, if approved, for these development activities at the Sagicor Assets may amount up to approximately $180.0 to $200.0 million. As of March 31, 2018, our total debt obligations were $904.1 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.5 million issuance discount on our Term Loan and $5.4 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Net cash provided by operating activities	$46,656	$26,132
Net cash used in investing activities	$(21,537)	$(3,181)
Net cash (used in) provided by financing activities	$(2,275)	$78,090
Net Cash Provided by Operating Activities
Our net cash provided by operating activities is generated primarily from operating income from our resorts. For the three months ended March 31, 2018 and 2017, our net cash provided by operating activities totaled $46.7 million and $26.1 million, respectively. Net income of $21.8 million for the three months ended March 31, 2018 included significant non-cash expenses, including $15.7 million of depreciation and amortization, representing an increase of $3.3 million compared to the three months ended March 31, 2017, and an $11.0 million change in fair value of our interest rate swaps.

Activity for the three months ended March 31, 2018:

•
Net increase in interest expense of $7.9 million, primarily due to the change in fair value of the interest rate swap of $11.0 million. This was partially offset by a decrease of $3.1 million due to the paydown of the Senior Notes due 2020 in April and December 2017.

•	Transaction expenses of $2.3 million

•	Share-based compensation expense of $1.8 million
Activity for the three months ended March 31, 2017:

•
Net increase in interest expense of $0.3 million, primarily due to an increase in indebtedness outstanding during the period as a result of the issuance of an additional $50.0 million of our Senior Notes due 2020 on October 4, 2016

•	Transaction expenses of $6.0 million
Net Cash Used in Investing Activities
For the three months ended March 31, 2018 and 2017, our net cash used in investing activities was $21.5 million and $3.2 million, respectively.
Activity for the three months ended March 31, 2018:

•	Purchases of property, plant and equipment of $20.3 million.

•	Purchase of intangibles of $1.2 million
Activity for the three months ended March 31, 2017:

•	Purchases of property, plant and equipment of $3.2 million
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise and license agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets, including expenditures for the replacement, improvement or expansion of existing capital assets (“Maintenance Capital Expenditures”), differ from ongoing repair and maintenance expense items which do not in our judgment extend the service life or increase the capacity of assets and are charged to expense as incurred. We have approval rights over capital expenditures made by our third-party manager as part of the annual budget process for each property they manage. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other hotels in our markets (“Development Capital Expenditures”).
The following table summarizes our capital expenditures for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Development Capital Expenditures
Hyatt Ziva and Zilara Rose Hall	$775	$—
Panama Jack Resorts Cancun	722	—
Hyatt Zilara Cancun	347	—
Panama Jack Resorts Playa del Carmen	566	—
Hyatt Ziva and Zilara Cap Cana	15,303	—
Total Development Capital Expenditures	17,713	—
Maintenance Capital Expenditures (1)	2,580	3,175
Total Capital Expenditures	$20,293	$3,175
_____

(1)	Typically, maintenance capital expenditures equate to roughly 3% to 4% of Total Net Revenue.

Net Cash (Used in) Provided by Financing Activities
Our net cash used in financing activities was $2.3 million for the three months ended March 31, 2018, compared to $78.1 million provided by financing activities for the three months ended March 31, 2017.
Activity for the three months ended March 31, 2018:

•	Principal payments on our Term Loan of $2.3 million
Activity for the three months ended March 31, 2017:

•	Principal payments on our existing term loan of $0.9 million

•	Payments of our deferred consideration to the Real Shareholder of $0.6 million

•	Recapitalization as part of the business combination of $79.7 million
Dividends
We may only pay dividends to our shareholders if our shareholders’ equity exceeds the sum of the paid-up and called-up share capital plus the reserves as required to be maintained by Dutch law or by our Articles of Association and in compliance with any contractual obligations such as our Senior Secured Credit Facility. Any amount remaining out of the profit is carried to reserve as the Board determines. After reservation by the Board of any profit, the profits which are not required to be maintained by Dutch law or by our Articles of Association may be declared by the shareholders, but only at the proposal of the Board. The Board is permitted, subject to certain requirements, to declare interim dividends without the approval of the shareholders at a General Meeting. No cash dividends were paid during the three months ended March 31, 2018. We do not plan on paying cash dividends on our ordinary shares in the foreseeable future.

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
Senior Secured Credit Facility
Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility (“Senior Secured Credit Facility”), which consists of a term loan facility which matures on April 27, 2024 and our Revolving Credit Facility which matures on April 27, 2022. We borrowed $530.0 million under our initial term loan facility on April 27, 2017 (our “First Term Loan”). We received net proceeds of approximately $32.5 million from our First Term Loan after prepaying our existing Senior Secured Credit Facility and a portion of our Senior Notes due 2020 and deducting a debt issuance discount of $1.3 million and unamortized debt issuance costs of $2.6 million.
We borrowed an additional $380.0 million under an incremental term loan facility (our “Second Term Loan” and together with the First Term Loan, the “Term Loan”) on December 6, 2017. We received no proceeds from the Second Term Loan after full repayment of our Senior Notes due 2020 and deducting a debt issuance discount of $1.0 million and unamortized debt issuance costs of $0.2 million.
The maturity date with respect to the Revolving Credit Facility and the First Term Loan were subject to an earlier maturity date (the “Springing Maturity Date”) if on the date that is 91 days prior to August 15, 2020 (the final maturity date of our Senior Notes due 2020), either the outstanding principal amount of the Senior Notes due 2020 is greater than or equal to $25.0 million or, if less than $25.0 million, we were unable to demonstrate that we have sufficient liquidity to repay such outstanding principal amount without causing our liquidity to be less than $50.0 million.
Our Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% (where the applicable LIBOR rate has a 1.0% floor), and interest continues to be payable in cash in arrears on the last day of the applicable interest period (unless we elect to use the ABR rate in which case, interest is payable on the last business day of each of March, June, September and December). Effective March 29, 2018, we entered into two interest rate swaps to mitigate the long term interest rate risk inherent in our variable rate Term Loan. The interest rate swaps have an aggregate fixed notional value of $800.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate.

Our Term Loan requires quarterly payments of principal equal to 0.25% of the original principal amount of the Term Loan on the last business day of each March, June, September and December. The remaining unpaid amount of our Term Loan is due and payable at maturity on April 27, 2024 (subject to the Springing Maturity Date). We may voluntarily prepay borrowings at any time without premium or penalty, subject to customary breakage costs in the case of LIBOR-based loans, as well a premium of 1% applicable in the case of a repayment of the Term Loan in the first six months following the closing date of the Term Loan in connection with certain transactions that have the effect of refinancing the Term Loan at a lower interest rate
Our Revolving Credit Facility bears interest at variable interest rates that are, at the Borrower's option, either based on LIBOR or based on an alternate base rate derived from the greatest of the federal funds rate plus a spread, prime rate, or a one-month euro-currency rate plus a spread. We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum (depending on the level of our consolidated secured leverage ratio in effect from time to time) on the average daily undrawn balance.
The Senior Secured Facility requires that most of our subsidiaries, and in some limited cases the Company, comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, paying dividends or making certain other distributions or redeeming equity interests, making acquisitions and investments, effecting mergers and asset sales, prepaying junior indebtedness, and engaging in transactions with affiliates.
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

Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of March 31, 2018:

	Interest Rate	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
	(%)	($ in thousands)
Revolving Credit Facility (2)	0.50%	$385	$1,015	$668	$—	$2,068
Term Loan (3)	5.00% - 5.98%	51,102	123,230	123,585	930,370	1,228,287
Derivative financial instruments (4)		4,578	4,330	2,142	266	11,316
Cap Cana land purchase obligation (5)		—	10,625	—	—	10,625
Operating lease obligations		914	1,827	1,150	157	4,048
Total Contractual Obligations		$56,979	$141,027	$127,545	$930,793	$1,256,344
________

(1)	The period less than 1 year represents remaining obligations in 2018.

(2)	The interest rate is the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of March 31, 2018.

(3)
The interest rate on our Term Loan is LIBOR plus 325 basis points with a 1% LIBOR floor. LIBOR was calculated using the average forecasted one-month forward-looking LIBOR curve for each respective period.

(4)	Represents the expected future cash interest payments under our interest rate swaps. Payments were calculated based on the average forecasted one-month forward-looking LIBOR curve.

(5)
The remaining $10.6 million of the purchase price is due on the earlier of (i) two years from the beginning of construction or (ii) the opening of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana resorts.

(6)	We are unable to reasonably estimate the timing of future cash flows of our pension obligation of $5.1 million and have excluded this from the table above.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three months ended March 31, 2018 and 2017.
Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures. A number of our significant accounting policies are critical due to the fact that they require us to exercise a higher degree of judgment and estimation based on assumptions that are inherently uncertain. While we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures.

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2017 Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, derivatives and debt. See Note 16, “Fair value of financial instruments,” to our Condensed Consolidated Financial Statements for more information.
Related Party Transactions
See Note 7, “Related party transactions,” to our Condensed Consolidated Financial Statements for information on these transactions.

Recent Accounting Pronouncements
See the recent accounting pronouncements in the “Standards not yet adopted” section of Note 2 to our Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of March 31, 2018, approximately 12% of our outstanding indebtedness bore interest at floating rates and approximately 88% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0. If market rates of interest on our floating rate debt were to decrease by 1.0%, our interest expense on floating rate debt would remain unchanged as our Term Loan contains a LIBOR floor of 1.00%.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2018 approximately 5% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations and Comprehensive Income are affected by movements in exchange rates.
Approximately 76.1% of our operating expenses for the three months ended March 31, 2018 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations and Comprehensive Income are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2018 would have impacted our net income before tax by approximately $2.1 million. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2018 would have impacted our net income before tax by approximately $0.8 million. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2018 would have impacted our net income before tax by approximately $0.5 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk, and we do not plan to enter into any such instruments in the future.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 (“Form 10-K”), we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in our Form 10-K and the related Condensed Financial Information of Registrant included in this quarterly report, has communicated, a material weakness in our internal control over financial reporting that existed as December 31, 2017. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2017, which has not been remediated as of March 31, 2018:

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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.

We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims and claims related to our management of certain hotel properties. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors.

At March 31, 2018, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.

Item 6.    Exhibits.
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description

2.1
Share Exchange Implementation Agreement, dated as of February 26, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, Sagicor Real Estate X Fund Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018)

10.1
First Amendment to Strategic Alliance Agreement, dated as of February 26, 2018, by and between Playa Hotels & Resorts N.V. and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018)

10.2
Form of Second Amendment to Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 7, 2018	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 7, 2018	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)