Form 10-Q
period 2018-06-30
Playa Hotels & Resorts N.V.
filed 2018-08-06
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

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

As of August 2, 2018, there were 130,478,993 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$145,864	$117,229
Trade and other receivables, net	54,201	51,527
Accounts receivable from related parties	3,090	1,495
Inventories	15,306	11,309
Prepayments and other assets	36,227	34,066
Property, plant and equipment, net	1,784,667	1,466,326
Investments	936	990
Goodwill	79,028	51,731
Other intangible assets	4,785	2,087
Deferred tax assets	1,063	1,063
Total assets	$2,125,167	$1,737,823
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$136,814	$139,528
Payables to related parties	3,750	2,966
Income tax payable	1,867	1,090
Debt	993,741	898,215
Derivative financial instruments	3,720	—
Other liabilities	22,027	19,394
Deferred tax liabilities	105,834	77,081
Total liabilities	1,267,753	1,138,274
Commitments and contingencies
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 130,486,360 and 110,305,064 shares issued and 130,478,993 and 110,297,697 shares outstanding as of June 30, 2018 and December 31, 2017, respectively)	14,160	11,803
Treasury shares (at cost, 7,367 shares as of June 30, 2018 and December 31, 2017)	(80)	(80)
Paid-in capital	990,127	773,194
Accumulated other comprehensive loss	(3,889)	(3,826)
Accumulated deficit	(142,904)	(181,542)
Total shareholders' equity	857,414	599,549
Total liabilities and shareholders' equity	$2,125,167	$1,737,823

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Package	$124,286	$118,453	$278,994	$271,409
Non-package	21,153	22,145	42,952	43,256
Management fees	55	—	351	—
Cost reimbursements	78	—	122	—
Total revenue	145,572	140,598	322,419	314,665
Direct and selling, general and administrative expenses:
Direct	78,113	79,083	159,169	155,760
Selling, general and administrative	32,780	25,041	59,253	53,705
Depreciation and amortization	15,882	13,875	31,571	26,285
Reimbursed costs	78	—	122	—
Gain on insurance proceeds	—	—	(1,521)	—
Direct and selling, general and administrative expenses	126,853	117,999	248,594	235,750
Operating income	18,719	22,599	73,825	78,915
Interest expense	(5,632)	(14,073)	(27,514)	(28,088)
Loss on extinguishment of debt	—	(12,526)	—	(12,526)
Other income (expense)	378	(239)	(1,446)	(1,313)
Net income (loss) before tax	13,465	(4,239)	44,865	36,988
Income tax benefit (provision)	3,356	(6,291)	(6,227)	(19,879)
Net income (loss)	16,821	(10,530)	38,638	17,109
Other comprehensive income (loss), net of taxes:
Benefit obligation gain (loss)	18	29	(63)	(42)
Other comprehensive income (loss)	18	29	(63)	(42)
Total comprehensive income (loss)	$16,839	$(10,501)	$38,575	$17,067
Dividends of cumulative redeemable preferred shares	—	—	—	(7,922)
Non-cash dividend to warrant holders	—	(879)	—	(879)
Net income (loss) available to ordinary shareholders	$16,821	$(11,409)	$38,638	$8,308
Earnings (losses) per share - Basic	$0.14	$(0.11)	$0.34	$0.08
Earnings (losses) per share - Diluted	$0.14	$(0.11)	$0.34	$0.08
Weighted average number of shares outstanding during the period - Basic	116,987,887	104,064,220	113,685,219	83,275,443
Weighted average number of shares outstanding during the period - Diluted	117,325,223	104,064,220	113,981,763	83,289,884

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders'
Equity and Accumulated Other Comprehensive Loss for the six months ended June 30, 2018 and 2017
($ in thousands, except share data)
(unaudited)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	28,510,994	$345,951	60,249,330	$656	5,373,884	$(23,108)	$377,196	$(3,719)	$(180,422)	$170,603
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net income for the period									17,109	17,109
Benefit obligation loss, net of tax								(42)		(42)
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends on cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Issuance of ordinary shares in exchange for warrants			6,593,321	736			143		(879)	—
Share-based compensation			51,569	5			955			960
Balance at June 30, 2017	—	$—	110,109,076	$11,780	—	$—	$770,412	$(3,761)	$(164,192)	$614,239

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income for the period									38,638	38,638
Benefit obligation loss, net of tax								(63)		(63)
Shares issued in business combination (see Note 4)			20,000,000	2,336			213,064			215,400
Share-based compensation			181,296	21			3,869			3,890
Balance at June 30, 2018	—	$—	130,478,993	$14,160	7,367	$(80)	$990,127	$(3,889)	$(142,904)	$857,414
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$38,638	$17,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,571	26,285
Amortization of debt discount, premium and issuance costs	827	1,388
Share-based compensation	3,890	960
Loss on derivative financial instruments	3,720	—
Loss on extinguishment of debt	—	12,526
Other	592	253
Changes in assets and liabilities:
Trade and other receivables, net	(2,893)	4,810
Accounts receivable from related parties	(1,595)	(346)
Inventories	(372)	(853)
Prepayments and other assets	1,300	(28,763)
Trade and other payables	(9,098)	13,046
Accounts payable to related parties	784	(1,562)
Income tax payable	777	14,853
Deferred consideration	—	649
Other liabilities	299	364
Net cash provided by operating activities	68,440	60,719
INVESTING ACTIVITIES:
Acquisition of Sagicor business, net of cash acquired	(93,128)	—
Purchase of property, plant and equipment	(40,058)	(12,673)
Purchase of intangibles	(1,318)	(179)
Proceeds from disposal of property, plant and equipment	—	18
Net cash used in investing activities	(134,504)	(12,834)
FINANCING ACTIVITIES:
Proceeds from debt issuance	99,499	528,675
Issuance costs of debt	—	(7,984)
Repayment of deferred consideration	—	(1,365)
Repayment of Term Loan	(4,800)	(362,813)
Repayment of Senior Notes due 2020	—	(121,597)
Recapitalization transaction	—	79,658
Net cash provided by financing activities	94,699	114,574
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,635	162,459
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$117,229	$43,163
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$145,864	$205,622
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	145,864	195,349
Restricted cash	—	10,273
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$145,864	$205,622
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$28,154	$27,602
Cash paid for income taxes	$5,572	$12,347

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of shares in business combination (see Note 4)	$215,400	$—
Capital expenditures incurred but not yet paid	$290	$277
Intangible assets capitalized but not yet paid	$393	$—
Non-cash PIK dividends	$—	$7,922
Purchase of cumulative redeemable preferred shares	$—	$(239,492)
Settlement of accrued dividends of cumulative redeemable preferred shares	$—	$(114,381)
Par value of ordinary shares issued in exchange for warrants	$—	$736
Non-cash dividend to warrant holders	$—	$879
Par value of vested restricted share awards	$21	$5

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 20 resorts located in Mexico, the Dominican Republic and Jamaica. We currently manage 13 of the 18 resorts we own, as well as two resorts owned by third parties. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
Basis of preparation, presentation and measurement
On June 1, 2018, we completed a business combination with the Sagicor Parties (as defined in Note 4), which caused us to evaluate and modify the presentation of our reportable segments. See Note 4 and Note 19 for additional discussion regarding the business combination and our reportable segments, respectively.
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018.
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Results for all comparative prior periods have been reclassified to conform to the current period presentation.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2018. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies

Derivative financial instruments

We may use derivative financial instruments, primarily interest rate swap contracts, to hedge our exposure to interest rate risk. Such derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Any gains or losses arising from changes in fair value on derivative contracts not designated for hedge accounting are recorded in interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as clarified and amended by ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20
This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.
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

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)
This standard amends Accounting Standards Codification ("ASC") 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows.
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
January 2018
The adoption of ASU 2017-01 simplified our decision making process of determining whether a purchase constitutes a business combination or an acquisition of assets. We applied this guidance to our acquisition of the Sagicor Assets (as defined in Note 4), which was accounted for as a business combination.

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
January 2019
We are currently evaluating ASU 2016-02 noting that we have not determined the full impact of adoption of ASU 2016-02 on our Condensed Consolidated Financial Statements. However, we expect to record a right of use asset and corresponding lease liability for our operating leases with an original term of greater than one year where we are the lessee. The potential impact on our Condensed Consolidated Financial Statements is largely based upon the population of long-term leases in effect at the date of adoption, but we expect the most significant leases to consist of our corporate offices. We do not expect material changes to the recognition of operating lease expense in our Condensed Consolidated Financial Statements.

Note 3. Revenue

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, as described in Note 2, using the modified retrospective approach to all contracts resulting in no cumulative adjustment to accumulated deficit. The adoption of this standard did not impact the timing of our revenue recognition based on the short-term, day-to-day nature of our operations.

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 19) ($ in thousands):

	Three Months Ended June 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$57,812	$17,183	$25,661	$23,629	$1	$124,286
Non-package revenue	7,864	3,127	5,835	4,336	(9)	21,153
Management fees	—	—	—	—	55	55
Cost reimbursements	—	—	—	—	78	78
Total revenue	$65,676	$20,310	$31,496	$27,965	$125	$145,572

	Three Months Ended June 30, 2017
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$61,431	$19,221	$25,343	$12,458	$—	$118,453
Non-package revenue	9,502	4,499	5,594	2,550	—	22,145
Total revenue	$70,933	$23,720	$30,937	$15,008	$—	$140,598

	Six Months Ended June 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$130,866	$42,209	$61,049	$44,528	$342	$278,994
Non-package revenue	16,094	8,169	10,864	7,824	1	42,952
Management fees	—	—	—	—	351	351
Cost reimbursements	—	—	—	—	122	122
Total revenue	$146,960	$50,378	$71,913	$52,352	$816	$322,419

	Six Months Ended June 30, 2017
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$135,605	$43,930	$60,345	$31,529	$—	$271,409
Non-package revenue	18,073	9,131	10,451	5,601	—	43,256
Total revenue	$153,678	$53,061	$70,796	$37,130	$—	$314,665
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
Contract assets and liabilities

We do not have any material contract assets as of June 30, 2018 and December 31, 2017 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented within advance deposits (see Note 18) within trade and other payables on our Condensed Consolidated Balance Sheet. Contract liabilities decreased from $40.9 million as of December 31, 2017 to $36.1 million as of June 30, 2018. The decrease for the six months ended June 30, 2018 was primarily driven by $33.1 million of package revenue recognized that was included in the advanced deposits balance as of December 31, 2017, partially offset by additional cash payments received from guests prior to their stay and $5.8 million in advance deposits acquired in the business combination with the Sagicor Parties (as defined in Note 4).

Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred when the period to be benefited is less than one year.
Note 4. Business combinations
Business combination with the Sagicor Parties

On February 26, 2018, we entered into a Share Exchange Implementation Agreement with JCSD Trustee Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, and Sagicor Real Estate X Fund Limited (collectively, the “Sagicor Parties”), as amended by that certain First Amendment to Share Exchange Implementation Agreement dated May 31, 2018 (as amended, the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Sagicor Parties agreed to contribute a portfolio of the following assets (the “Sagicor Assets”) to a subsidiary of Playa in exchange for consideration consisting of a combination of our ordinary shares and cash:

•	The Hilton Rose Hall Resort & Spa;

•	The Jewel Runaway Bay Beach & Golf Resort;

•	The Jewel Dunn’s River Beach Resort;

•	The Jewel Paradise Cove Beach Resort & Spa;

•	The 88 units comprising one of the towers in the multi-tower condominium and spa at the Jewel Grande Montego Bay, which will be incorporated into the Hyatt Ziva Rose Hall in Jamaica;

•	Developable land sites adjacent to the Jewel Grande Montego Bay and the Hilton Rose Hall Resort & Spa;

•	The management contract for a portion of the units owned by the Sagicor Parties at the Jewel Grande Montego Bay; and

•	All of the Sagicor Parties' rights to “The Jewel” hotel brand.

On June 1, 2018 (the “Acquisition Date”), we consummated our acquisition of the Sagicor Assets for total consideration, after preliminary working capital adjustments, of $308.5 million. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, and allocated the purchase price to the fair values of assets acquired and liabilities assumed. The business combination with the Sagicor Parties allows us to expand our portfolio of resorts in the all-inclusive segment of the lodging industry, capitalize on opportunities for internal growth and create significant operational synergies.

The following table summarizes the fair value of each class of consideration transferred to the Sagicor Parties on the Acquisition Date ($ in thousands, except share data):

Cash consideration, net of cash acquired of $0.1 million	$93,128
Ordinary shares (20,000,000 shares at the Acquisition Date closing price of $10.77 per share, €0.10 par value)	215,400
Total purchase consideration	$308,528
Preliminary fair values of assets acquired and liabilities assumed
The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date. Our preliminary estimates are based on the information that was available as of the Acquisition Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which can be up to one year from the Acquisition Date ($ in thousands):

Total purchase consideration	$308,528
Net assets acquired
Working capital	(1,665)
Property, plant and equipment	309,452
Identifiable intangible assets and liabilities	2,197
Deferred income taxes	(28,753)
Goodwill	27,297
Total net assets acquired	$308,528

Property, plant and equipment
We acquired property, plant and equipment, which primarily consists of the all-inclusive resorts and adjacent developable land sites that we acquired. We provisionally estimated the value of the acquired property, plant and equipment using a combination of the income and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions (as described in Note 16), such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the Sagicor Assets.
Identified intangible assets and liabilities
The following table presents our preliminary estimates of the fair values of the identified intangible asset and liabilities and their related estimated useful lives that we acquired on the Acquisition Date ($ in thousands):

	Balance Sheet Classification	Estimated Fair Value	Weighted-Average Amortization Period (in years)
Management agreement	Other intangible assets	$1,900	20
Favorable ground lease asset	Prepayments and other assets	2,631	22
Unfavorable ground lease liability	Other liabilities	(2,334)	22
Total identifiable intangibles acquired		$2,197
We provisionally estimated the value of the management agreement using the multi-period excess earnings valuation method, which is a variation of the income valuation approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. This valuation approach utilizes Level 3 inputs (as described in Note 16).
Deferred income taxes
Deferred income taxes primarily relate to the fair value of non-current assets and liabilities acquired from the Sagicor Parties, including property, plant and equipment, intangible assets and liabilities and other. We provisionally estimated deferred income taxes based on the statutory rate in the jurisdiction of the legal entities where the acquired non-current assets and liabilities are recorded. We will update our estimate of deferred income taxes based on changes to our preliminary valuations of the related assets and liabilities, which could result in changes to these preliminary values.
Goodwill
The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and future growth opportunities of our combined operations and is not deductible for income tax purposes. Goodwill related to the business combination was recognized at the Jamaica reportable segment (refer to discussion of our reportable segments in Note 19).
Pro forma results of operations
The following unaudited pro forma results of operations have been prepared as though the business combination was completed on January 1, 2017. This unaudited pro forma financial information does not necessarily reflect the results of operations of Playa that actually would have resulted had the acquisition of the Sagicor Assets occurred at the date indicated, nor does it project the results of operations of Playa for any future date or period ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pro forma revenue	$163,270	$166,101	$372,183	$370,765
Pro forma net income (loss)	$19,911	$(9,517)	$50,319	$20,052
Pro forma earnings (losses) per share - Basic	$0.15	$(0.08)	$0.39	$0.09
Pro forma earnings (losses) per share - Diluted	$0.15	$(0.08)	$0.39	$0.09

The unaudited pro forma financial information for the three and six months ended June 30, 2018 and 2017 includes adjustments for:

•
Depreciation and amortization expense resulting from the estimated fair values of acquired property, plant and equipment and identifiable definite-lived intangible assets and liabilities, respectively;

•	Elimination of the Sagicor Assets' management fees and interest expense;

•	Interest expense resulting from the issuance of an $100.0 million term loan add-on (see Note 14);

•	Related income tax effects; and

•	Weighted average number of shares outstanding.

For the six months ended June 30, 2018, we incurred approximately $2.0 million in transaction costs related to the acquisition and approximately $1.3 million in transaction costs related to the issuance of the $100.0 million term loan add-on. These costs are recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are reflected in unaudited pro forma net income for the six months ended June 30, 2017 in the table above.
Sagicor Assets' results of operations
The following table presents the results of the Sagicor Assets' operations, which are recorded within our Jamaica reportable segment, included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from the Acquisition Date through June 30, 2018 ($ in thousands):

June 2, 2018 - June 30, 2018
Revenue	$8,662
Net income	$2,692

Recapitalization transaction

At 12:00 a.m. Central European Time on March 12, 2017, we consummated a business combination (the “Pace Business Combination”) pursuant to that certain transaction agreement by and among us, Playa Hotels & Resorts B.V. (our “Predecessor”), Pace Holdings Corp. (“Pace”) and New Pace Holdings Corp. (“New Pace”), the effects of which replicated the economics of a reverse merger between our Predecessor and Pace. In connection with the Pace Business Combination, Pace formed Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid), as a wholly-owned subsidiary to facilitate the reverse merger with our Predecessor. Prior to the consummation of the Pace Business Combination, Porto Holdco B.V. was converted to a Dutch public limited liability company (naamloze vennootschap) and changed its name to Porto Holdco N.V. Upon the consummation of the Pace Business Combination, the Company's name was changed to Playa Hotels & Resorts N.V.

For accounting and financial reporting purposes, the Pace Business Combination was accounted for as a recapitalization of our Predecessor because Pace was incorporated as a special purpose acquisition company and considered a public shell company. Our Predecessor also maintained effective control of the combined entity because our Predecessor's operations comprise the ongoing operations of the combined entity, our Predecessor's senior management became the senior management of the combined entity and our Predecessor's directors were appointed to, and constitute the majority of, the combined entity's board of directors. Accordingly, no step-up in basis of assets or goodwill were recorded.

The Condensed Consolidated Financial Statements presented herein are those of our Predecessor for all periods prior to the completion of the Pace Business Combination and the recapitalization of the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the number of ordinary shares presented as outstanding as of December 31, 2016 totaled 50,481,822 and consisted of the number of ordinary shares issued to Predecessor shareholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Pace Business Combination.

The consideration received as a result of the Pace Business Combination is summarized as follows ($ in thousands):

Purchase of all of our Predecessor's cumulative redeemable preferred shares (1)	$353,873
Net cash transferred from Pace	78,859
Playa Employee Offering (2)	799
Total consideration transferred	$433,531
________
(1) Balance consisted of the face value of our Predecessor's cumulative redeemable preferred shares (“Preferred Shares”) and their associated PIK dividends as of March 10, 2017, per the terms of the Pace Business Combination.
(2) In connection with the Pace Business Combination, we entered into subscription agreements (the “Subscription Agreements”) with Playa employees, their family members and persons with business relationships with Playa, pursuant to which those persons agreed to purchase 82,751 ordinary shares for an aggregate purchase price of $0.8 million.
Note 5. Property, plant and equipment
The balance of property, plant and equipment is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Land, buildings and improvements	$1,787,043	$1,493,407
Fixtures and machinery	55,537	53,188
Furniture and other fixed assets	205,086	173,912
Construction in progress	49,242	29,220
Total property, plant and equipment, gross	2,096,908	1,749,727
Accumulated depreciation	(312,241)	(283,401)
Total property, plant and equipment, net	$1,784,667	$1,466,326
Depreciation expense for property, plant and equipment was $31.0 million and $25.8 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense for property, plant and equipment was $15.6 million and $13.6 million for the three months ended June 30, 2018 and 2017, respectively.
For the six months ended June 30, 2018 and 2017, $2.1 million and $0 of interest expense was capitalized on qualifying assets, respectively. For the three months ended June 30, 2018 and 2017, $1.4 million and $0 of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized at the weighted-average interest rate of our debt.

Cap Cana development

On July 12, 2017, we acquired the land for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of the consideration in cash upon closing of the acquisition. The remaining $10.6 million balance is due on the earlier of (i) two years from the beginning of construction of the resorts or (ii) the opening of the resorts and is recorded in other liabilities within the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017.
Note 6. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the three months ended June 30, 2018, our income tax benefit was $3.4 million, compared to a $6.3 million tax provision for the three months ended June 30, 2017. The decreased income tax provision of $9.7 million was driven primarily by the increased discrete tax benefit associated with foreign exchange rate fluctuations.
For the six months ended June 30, 2018, our income tax provision was $6.2 million, compared to a $19.9 million tax provision for the six months ended June 30, 2017. The decreased income tax provision of $13.7 million was driven primarily by the increased discrete tax benefit associated with foreign exchange rate fluctuations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as U.S. Tax Reform.  As noted in our Annual Report on Form 10-K for the year ended December 31, 2017, the Company completed its deferred tax accounting related to the reduction to the U.S. corporate income tax rate from 35% to 21%.  We are not aware of any significant changes to this legislation for the six months ended June 30, 2018. Since we are a company incorporated in the Netherlands and do not have any controlled foreign corporations under U.S. tax law, we concluded that the new legislation related to global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) does not apply and therefore no policy decision is required.
Note 7. Related party transactions
The following summarizes transactions and arrangements that we have entered into with related parties. The details of the balances between us and related parties as of June 30, 2018 and December 31, 2017 are as follows ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Accounts receivable	$3,090	$1,495
Accounts and other payables	$3,750	$2,966
Relationship with Hyatt
As described below, we pay Hyatt franchise fees for our resorts currently operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands. In addition, in connection with the Pace Business Combination, all outstanding Preferred Shares of our Predecessor owned by HI Holdings Playa were purchased at a purchase price of $8.40 per share for $196.0 million in face value and $93.6 million of associated PIK dividends.
Relationship with Real Shareholder
In connection with the Pace Business Combination, all outstanding Preferred Shares of our Predecessor owned by the selling shareholder of Real Resorts (“Real Shareholder”) were purchased at a purchase price of $8.40 per share for $43.5 million in face value and $20.8 million of associated PIK dividends.
Upon the consummation of the Pace Business Combination, the Real Shareholder was no longer considered a related party because the Preferred Shares were extinguished in connection with the Pace Business Combination.
Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2018 and 2017 were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Hyatt franchise fees (1)	$4,594	$3,409	$9,045	$7,774
Lease payments (2)	255	269	472	578
Dividends on the Preferred Shares (3)	—	—	—	7,922
Deferred consideration accretion (4)	—	—	—	36
Interest expense on related party debt (4)	—	—	—	372
Total transactions with related parties	$4,849	$3,678	$9,517	$16,682
________

(1)	Included in direct expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Included in dividends of Preferred Shares in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(4)	Included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. Lease payments related to this space were $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017.

One of our previous offices in Cancún, Mexico was owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million for the three and six months ended June 30, 2017.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and are currently waiting for their final determination. We have an estimated amount of $1.6 million as a tax contingency at June 30, 2018 that is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $0.6 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively), in each case using a 20% straight-line depreciation per annum.
Leases and other commitments
We lease certain equipment for the operations of our hotels under various lease agreements. The leases extend for varying periods through 2021 and contain fixed components and utility payments. In addition, all of our administrative offices are subject to leases of building facilities from third parties, which extend for varying periods through 2023 and contain fixed and variable components.
Rental expense under non-cancelable operating leases, including contingent leases, consisted of $1.1 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. Rental expense under non-cancelable operating leases, including contingent leases, consisted of $0.6 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.
Note 9. Ordinary shares
As of December 31, 2016, the number of ordinary shares presented as outstanding totaled 50,481,822, consisting of the number of ordinary shares issued to Predecessor shareholders after the retroactive application of the recapitalization. On March 12, 2017, 52,982,364 ordinary shares were issued as part of a recapitalization completed in the Pace Business Combination (see Note 4). On June 1, 2018, 20,000,000 ordinary shares were issued as part of the business combination with the Sagicor Parties (see Note 4).
On December 28, 2017, a member of our Board of Directors waived his previously granted share-based compensation for his services as a member of our Board, and transferred 7,367 ordinary shares back to us for no consideration. The shares are recorded as treasury shares on the Condensed Consolidated Balance Sheet as of June 30, 2018.
As of June 30, 2018, our ordinary share capital consisted of 130,478,993 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 2,087,634 restricted shares were outstanding under the 2017 Plan (as defined in Note 11) that entitle holders thereof to vote, but not dispose of, such shares until they vest.

Note 10. Warrants
We issued 3,000,000 warrants to our Predecessor's former ordinary shareholders and TPG Pace Sponsor, LLC, a Cayman Islands limited liability company and an affiliate of TPG Global, LLC, as consideration in the Pace Business Combination (the “Earnout Warrants”). The Earnout Warrants entitle such warrant holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years after the closing date of the Pace Business Combination. The Earnout Warrants expire five years after the completion of the Pace Business Combination or earlier upon redemption or liquidation in accordance with their term.
As of June 30, 2018, all 3,000,000 Earnout Warrants remained outstanding.
Note 11. Share-based compensation
The Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. As of June 30, 2018, there were 1,317,396 shares available for future grants under the 2017 Plan.

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

A summary of our restricted share awards from January 1, 2018 to June 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2018	1,265,830	$10.19
Granted	486,884	10.78
Vested	(181,296)	10.34
Forfeited	(22,735)	10.20
Unvested balance at June 30, 2018	1,548,683	$10.36

The total fair value of vested restricted share awards during the six months ended June 30, 2018 and 2017 was $1.9 million and $0.5 million, respectively. The total fair value of vested restricted share awards during the three months ended June 30, 2018 and 2017 was $1.4 million and $0.5 million, respectively. As of June 30, 2018 and 2017, the unrecognized compensation cost related to restricted share awards was $13.2 million and $13.9 million, respectively, and is expected to be recognized over a weighted average period of approximately 3.1 years and 4.3 years, respectively.

Compensation expense related to the restricted share awards was $2.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively, and $1.2 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In the table above, the total shareholder return component is a market condition as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to this component is recognized on a straight-line basis over the vesting period. The grant date fair value of the portion of the awards based on the compounded annual growth rate of the Company's adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component will be reassessed at each reporting date based on the Company's estimate of the probable level of achievement, and the accrual of compensation expense will be adjusted as appropriate.

As of June 30, 2018 and 2017, the unrecognized compensation cost related to the performance share awards was $3.2 million and $2.1 million, respectively, and is expected to be recognized over a weighted average period of 2.1 years and 2.9 years, respectively. Compensation expense related to the performance share awards was approximately $1.1 million and less than $0.1 million for the six months ended June 30, 2018 and 2017, respectively, and $1.0 million and less than $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 12. Preferred Shares
Prior to the consummation of the Pace Business Combination, all of our Predecessor's Preferred Shares were purchased at a purchase price of $8.40 per share for an aggregate amount of $353.9 million, which consisted of $239.5 million in face value and $114.4 million of associated PIK dividends. The Preferred Shares issued by our Predecessor were eliminated and extinguished as part of the reverse merger in the Pace Business Combination. The extinguishment is reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows.
Note 13. Earnings per share
Prior to the consummation of the Pace Business Combination, our Preferred Shares and their related accumulated Non-cash PIK Dividends were participating securities. If a dividend was declared or paid on our Predecessor's ordinary shares, holders of our Predecessor's ordinary shares and Preferred Shares were entitled to proportionate shares of such dividend, with the holders of our Predecessor's Preferred Shares participating on an as-if converted basis.
Under the two-class method, basic earnings (losses) per share (“EPS”) attributable to ordinary shareholders is computed by dividing the net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Net income (loss) attributable to ordinary shareholders is determined by allocating undistributed earnings between ordinary and preferred shareholders. For periods in which there are undistributed losses, there is no allocation of undistributed earnings to preferred shareholders.
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
The calculations of basic and diluted EPS are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$16,821	$(10,530)	$38,638	$17,109
Non-cash dividend to warrant holders	—	(879)	—	(879)
Preferred Share dividends	—	—	—	(7,922)
Allocation of undistributed earnings to preferred shareholders	—	—	—	(1,359)
Numerator for basic EPS - income (loss) available to ordinary shareholders	16,821	(11,409)	38,638	6,949
Add back Preferred Share dividends (1)	—	—	—	—
Add back undistributed earnings to preferred shareholders (1)	—	—	—	—
Numerator for diluted EPS - income (loss) available to ordinary shareholders after assumed conversions	$16,821	$(11,409)	$38,638	$6,949
Denominator:
Denominator for basic EPS - weighted-average shares	116,987,887	104,064,220	113,685,219	83,275,443
Effect of dilutive securities:
Unvested restricted share awards	337,336	—	296,544	14,441
Preferred Shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	117,325,223	104,064,220	113,981,763	83,289,884

EPS - Basic	$0.14	$(0.11)	$0.34	$0.08
EPS - Diluted	$0.14	$(0.11)	$0.34	$0.08
    ________
(1) For the six months ended June 30, 2017, Preferred Share dividends of our Predecessor of $7.9 million and the preferred shareholders’ allocation of undistributed earnings of our Predecessor of $1.4 million were not added back for purposes of calculating diluted EPS because the effect of treating our Predecessor's Preferred Shares as if they had been converted to their 15,927,778 ordinary share equivalents as of January 1, 2017 was anti-dilutive.

For the three months ended June 30, 2018 and 2017, 538,951 and 265,222 of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS as the performance criteria were not met as of the end of the reporting period. For the three months ended June 30, 2017, 1,400,386 of unvested restricted share awards are not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the six months ended June 30, 2018 and 2017, 538,951 and 265,222 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the reporting period.

For the three and six months ended June 30, 2018 and 2017, outstanding Earnout Warrants to acquire a total of 3,000,000 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of June 30, 2018 or June 30, 2017, respectively.

Note 14. Debt
Debt consists of the following ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Debt Obligations
Term Loan(1)	$1,001,598	$906,398
Revolving Credit Facility	—	—
Total Debt Obligations	1,001,598	906,398
Unamortized discount
Discount on Term Loan	(2,942)	(2,600)
Total unamortized discount	(2,942)	(2,600)
Unamortized debt issuance costs:
Term Loan	(4,915)	(5,583)
Total unamortized debt issuance costs	(4,915)	(5,583)
Total Debt	$993,741	$898,215
________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to London Interbank Offered Rate (“LIBOR”) plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 4.84% and 4.62% as of June 30, 2018 and December 31, 2017, respectively. Effective March 29, 2018, we entered into two interest rate swaps to fix interest at 2.85% on $800.0 million of our Term Loan (See Note 15).

June 2018 amendment

On June 7, 2018, we entered into the Second Amendment to Amended & Restated Credit Agreement (the “Amendment”), which amended the Amended & Restated Credit Agreement, dated as of April 27, 2017 (the “Existing Credit Agreement”). The Amendment amended the Existing Credit Agreement to, among other things (i) effect an incremental term loan facility of $100.0 million (the “Incremental Term Loan” and, together with the existing terms loans that were in effect prior to the Amendment, the “Term Loan”) that was incurred pursuant to the exercise of our option to request incremental loans under the Existing Credit Agreement and (ii) decrease the interest rate applicable to the Term Loan by 0.50% to, at our option, either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The other terms to the Existing Credit Agreement, including those disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2018, were not effected by the Amendment.
Financial maintenance covenants
Our Existing Credit Agreement requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Existing Credit Agreement. We were in compliance with all applicable covenants as of June 30, 2018.
Note 15. Derivative financial instruments
Interest Rate Swaps
Effective March 29, 2018, we entered into two interest rate swaps to mitigate the interest rate risk inherent in our variable rate debt, including the Revolving Credit Facility and Term Loan. The interest rate swaps have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate. The interest rate swaps are not for trading purposes and we have not designated the interest rate swaps for hedge accounting treatment. As a result, changes in fair value of the interest rate swaps are recognized in earnings immediately as interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The interest rate swaps mature on March 31, 2023.

The following table presents the location and effects of the derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Income Statement Classification	2018	2017	2018	2017
Interest rate swaps	Interest expense	$(5,398)	$—	$5,627	$—

The following table presents the location and fair value of the derivative instruments in the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 ($ in thousands):

		As of June 30,	As of December 31,
Derivatives not Designated as Hedging Instruments	Balance Sheet Classification	2018	2017
Interest rate swaps	Derivative financial instruments	$3,720	$—

Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. The Company incorporates these counterparty credit risks in its fair value measurements (see Note 16). The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.
Note 16. Fair value of financial instruments
Our financial instruments consist of cash and cash equivalents, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, derivatives and debt. We believe the carrying value of these assets and liabilities, excluding the Term Loan, approximate their fair values as of June 30, 2018 and December 31, 2017.
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
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2018 ($ in thousands):

	June 30, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$3,720	$—	$3,720	$—
As of December 31, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis as our deferred consideration was settled during the third quarter of 2017.

The following table presents the changes in our Level 3 fair valued instruments for the three and six months ended June 30, 2017 ($ in thousands):

Deferred Consideration
Balance as of December 31, 2016	$1,836
Total gains included in earnings (or change in net assets) (1)	(26)
Settlements	(630)
Balance as of March 31, 2017	$1,180
Total losses included in earnings (or change in net assets) (1)	675
Settlements	(735)
Balance as of June 30, 2017	$1,120
________
(1) All losses and gains (other than changes in net assets) were included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2018 and December 31, 2017 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$993,741	$—	$—	$993,962
Revolving Credit Facility	—	—	—	—
Total	$993,741	$—	$—	$993,962

	Carrying Value	Fair Value
	As of December 31, 2017	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$898,215	$—	$—	$916,369
Revolving Credit Facility	—	—	—	—
Total	$898,215	$—	$—	$916,369
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

Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination without cause, which results in an unfunded benefit obligation. There were no plan assets as of June 30, 2018 or December 31, 2017 as contributions are made only to the extent benefits are paid.
The following table presents the components of net periodic pension (benefit) cost for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$176	$201	$350	$359
Interest cost	89	79	176	147
Effect of foreign exchange rates	(320)	220	25	592
Amortization of prior service cost	(77)	—	(52)	—
Amortization of gain	(4)	(7)	(10)	(15)
Compensation-non-retirement post employment benefits	14	1	18	5
Settlement gain	—	—	—	(7)
Net periodic pension (benefit) cost	$(122)	$494	$507	$1,081

The service cost component of net periodic pension (benefit) cost is recorded within direct expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The non-service cost components of net periodic pension cost are recorded within other income (expense) for all periods presented.
Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2018 and December 31, 2017 ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Gross trade and other receivables	$54,651	$52,312
Allowance for doubtful accounts	(450)	(785)
Total trade and other receivables, net	$54,201	$51,527
Our allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 was approximately $0.5 million and $0.8 million, respectively. We have not experienced any significant write-offs to our accounts receivable.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2018 and December 31, 2017 ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Advances to suppliers	$8,028	$6,509
Prepaid income taxes	10,674	10,935
Prepaid other taxes (1)	10,155	10,737
Contract deposit (2)	2,700	2,700
Favorable ground lease asset (3)	2,631	—
Other assets	2,039	3,185
Total prepayments and other assets	$36,227	$34,066
________

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
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
(3) Represents a favorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4). Amortization is recorded in direct expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 19) as of June 30, 2018 and December 31, 2017 are as follows ($ in thousands):

	Yucatan Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value as of December 31, 2017	$51,731	$—	$—	$—	$51,731
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of December 31, 2017	51,731	—	—	—	51,731

Additions (see Note 4)	—	—	—	27,297	27,297

Gross carrying value as of June 30, 2018	51,731	—	—	27,297	79,028
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of June 30, 2018	$51,731	$—	$—	$27,297	$79,028
Other intangible assets
Other intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Gross carrying value:
Strategic alliance	$—	$3,616
Enterprise resource planning system (1)	1,050	—
Management contract (2)	1,900	—
Licenses (3)	858	981
Other	2,537	3,298
Gross carrying value	6,345	7,895

Accumulated amortization:
Strategic alliance	—	(3,616)
Other	(1,560)	(2,192)
Accumulated amortization	(1,560)	(5,808)

Net carrying value:
Strategic alliance	—	—
Enterprise resource planning system (1)	1,050	—
Management contract (2)	1,900	—
Licenses (3)	858	981
Other	977	1,106
Net carrying value	$4,785	$2,087
________
(1) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system. These costs will be amortized over the ERP system's estimated useful life of 7 years. As of June 30, 2018, the ERP system had not been placed into service.
(2) Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization. As of June 30, 2018 and December 31, 2017, such indefinite lived assets totaled $0.9 million and $1.0 million, respectively.

Amortization expense for intangible assets was $0.6 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2018 and December 31, 2017 ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Trade payables	$22,882	$18,160
Advance deposits	36,058	43,884
Withholding and other taxes payable	42,780	34,904
Interest payable	270	5,586
Payroll and related accruals	13,852	13,848
Accrued expenses and other payables	20,972	23,146
Total trade and other payables	$136,814	$139,528
Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2018 and December 31, 2017 ($ in thousands):

	As of June 30,	As of December 31,
	2018	2017
Tax contingencies	$2,347	$2,310
Pension obligations	4,936	4,456
Cap Cana land purchase obligation	10,625	10,625
Unfavorable ground lease liability (1)	2,334	—
Other	1,785	2,003
Total other liabilities	$22,027	$19,394
________

(1)
Represents an unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4). Amortization is recorded in non-package revenue in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Note 19. Segment information
As a result of our business combination with the Sagicor Parties, we evaluated and modified the presentation of our reportable segments to reflect the management of our resorts after the incorporation of the Sagicor Assets. We divided our Caribbean Basin segment into separate Dominican Republic and Jamaica segments, which caused us to change from three to four reportable segments. The results for all comparative prior periods have been reclassified to conform to the current period presentation.
We consider each one of our resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we report four separate segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and six months ended June 30, 2018 and 2017, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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

The performance of our operating segments is evaluated primarily on adjusted earnings before interest expense, income tax benefit (provision), and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) other income (expense), net; (b) share-based compensation; (c) loss on extinguishment of debt; (d) transaction expenses; (e) severance expense; (f) other tax expense; (g) Jamaica delayed opening accrual reversal and (h) non-service cost components of net periodic pension cost (benefit).
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
The following tables present segment net revenue, a reconciliation to gross revenue and segment Adjusted EBITDA and a reconciliation to net income (loss) ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Yucatàn Peninsula	$63,667	$68,927	$142,938	$149,675
Pacific Coast	19,815	23,073	48,870	51,505
Dominican Republic	31,496	30,938	71,913	70,796
Jamaica	26,729	14,475	50,490	35,947
Segment net revenue (1)	141,707	137,413	314,211	307,923
Other	(9)	2	343	2
Management fees	55	—	351	—
Cost reimbursements	78	—	122	—
Compulsory tips	3,741	3,183	7,392	6,740
Total gross revenue	$145,572	$140,598	$322,419	$314,665
________
(1) Segment net revenue represents total gross revenue less compulsory tips paid to employees, cost reimbursements and other miscellaneous revenue not derived from segment operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Yucatàn Peninsula	$25,726	$29,176	$65,330	$72,246
Pacific Coast	6,550	9,212	20,458	23,484
Dominican Republic	9,586	8,364	28,013	25,803
Jamaica	8,089	2,268	18,733	9,769
Segment Adjusted EBITDA	49,951	49,020	132,534	131,302
Other corporate - unallocated	(8,689)	(8,001)	(17,009)	(15,810)
Management fees	55	—	351	—
Total consolidated Adjusted EBITDA	41,317	41,019	115,876	115,492
Less:
Other (income) expense, net	(378)	239	1,446	1,313
Share-based compensation	2,104	960	3,890	960
Loss on extinguishment of debt	—	12,526	—	12,526
Transaction expenses	3,887	3,300	6,231	9,300
Severance expense	—	442	—	442
Other tax expense	427	247	858	423
Jamaica delayed opening accrual reversal	—	(111)	(342)	(111)
Non-service cost components of net periodic pension benefit (cost)	298	(293)	(157)	(722)
Add:
Interest expense	(5,632)	(14,073)	(27,514)	(28,088)
Depreciation and amortization	(15,882)	(13,875)	(31,571)	(26,285)
Net income (loss) before tax	13,465	(4,239)	44,865	36,988
Income tax benefit (provision)	3,356	(6,291)	(6,227)	(19,879)
Net income (loss)	$16,821	$(10,530)	$38,638	$17,109
Note 20. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events occurring after June 30, 2018. Based on this evaluation, there were no subsequent events from June 30, 2018 through the date the Condensed Consolidated Financial Statements were issued.
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

The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors discussed in our filings with the United States Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC March 1, 2018, together with the following factors, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;

•	the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;

•	the success and continuation of our relationship with Hyatt;

•	the volatility of currency exchange rates;

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the rebranding of two of our resorts under the all-inclusive “Panama Jack” brand and rebranding of certain resorts recently acquired from Sagicor (as defined below) in Jamaica;

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
Explanatory Note
At 12:00 a.m. Central European Time on March 12, 2017 (the “Closing Time”), we consummated a business combination (the “Pace Business Combination”) pursuant to a transaction agreement by and among us, Playa Hotels & Resorts B.V. (our “Predecessor”) and Pace Holdings Corp. (“Pace”), an entity that was formed as a special purpose acquisition company, for the purpose of effecting a merger or other similar business combination with one or more target businesses, and New Pace Holdings Corp. In connection with the Pace Business Combination, which is described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017, we changed our name from Porto Holdco N.V. to Playa Hotels & Resorts N.V. In addition, in connection with the Pace Business Combination, (i) prior to the consummation of the Pace Business Combination, all of our Predecessor's cumulative redeemable preferred shares were purchased and were subsequently extinguished upon the reverse merger of our Predecessor with and into us, and (ii) Pace's former shareholders and our Predecessor's former shareholders received a combination of our ordinary shares and warrants as consideration in the Pace Business Combination. Our Predecessor was the

accounting acquirer in the Pace Business Combination, and the business, properties, and management team of our Predecessor prior to the Pace Business Combination are the business, properties, and management team of the Company following the Pace Business Combination.
Our financial statements, other financial information and operating statistics presented in this Quarterly Report on Form 10-Q reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Pace Business Combination to June 30, 2018.
On June 1, 2018, we completed a business combination with certain companies affiliated with Sagicor Group Jamaica Limited (collectively “Sagicor”) whereby Sagicor contributed to us a portfolio of all-inclusive resorts, two adjacent oceanfront developable land sites located on the desirable North Coast of Jamaica, a management contract for the management of one of the resorts and all of Sagicor's rights to "The Jewel" hotel brand. The portfolio included four existing resorts including the 495-room Hilton Rose Hall Resort & Spa, the 268-room Jewel Runaway Bay Beach & Golf Resort, the 250-room Jewel Dunn’s River Beach Resort and the 225-room Jewel Paradise Cove Beach Resort & Spa. It also included an 88-room hotel tower and spa, two developable land sites with a potential density of up to 700 rooms and a hotel management contract for the Jewel Grande Montego Bay. The existing assets were previously managed by an external third-party operator but we assumed management of the assets upon the closing of the transaction. Consideration for such assets was comprised of 20,000,000 of our ordinary shares of Playa’s common stock and $93.1 million in net cash, pursuant to certain post-closing adjustments. In addition, two individuals nominated by Sagicor and recently elected by Playa’s shareholders at Playa’s annual general meeting, joined Playa’s Board of Directors upon the consummation of the transaction.
Our financial statements and other financial information also include the consolidation of the Sagicor assets from June 2, 2018 to June 30, 2018.
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. Playa owns and/or manages a total portfolio consisting of 20 resorts (7,769 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancun, Hyatt Ziva Cancun, Panama Jack Resorts Cancun, Panama Jack Resorts Playa del Carmen, THE Royal Playa del Carmen, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall and Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Dunn’s River Beach Resort, Jewel Runaway Bay Beach & Golf Resort and Jewel Paradise Cove Beach Resort & Spa. Playa also owns five resorts in Mexico and the Dominican Republic that are managed by a third party. Playa manages two resorts for third party owners, the Sanctuary Cap Cana, in the Dominican Republic, and the Jewel Grande Montego Bay, in Jamaica.We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended June 30, 2018, we generated net income of $16.8 million, total revenue of $145.6 million, Net Package RevPAR of approximately $203.23 and Adjusted EBITDA of $41.3 million. For the three months ended June 30, 2017, we generated a net loss of $10.5 million, total revenue of $140.6 million, Net Package RevPAR of approximately $207.04 and Adjusted EBITDA of $41.0 million.
For the six months ended June 30, 2018, we generated net income of $38.6 million, total revenue of $322.4 million, Net Package RevPAR of approximately $237.08 and Adjusted EBITDA of $115.9 million. For the six months ended June 30, 2017, we generated net income of $17.1 million, total revenue of $314.7 million, Net Package RevPAR of approximately $238.71 and Adjusted EBITDA of $115.5 million.

Our Portfolio of Resorts
The following table presents an overview of our resorts, 18 of which we own. We manage 13 of our resorts and a third party, AMResorts, manages five of our resorts. We also manage two resorts owned by third parties. None of the resorts we own contributed more than 13.5% of our Total Net Revenue or 17.0% of our consolidated Adjusted EBITDA for the six months ended June 30, 2018. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	307
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	2002; 2009; 2017	458
THE Royal Playa del Carmen	Playa del Carmen, Mexico	THE Royal (adults-only)	Playa	1985; 2009	513
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Dreams La Romana	La Romana, Dominican Republic	Dreams (all ages)	AMResorts	1997; 2008	756
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Jamaica
Hyatt Ziva Rose Hall (2)	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	364
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008	495
Jewel Runaway Bay Beach & Golf Resort	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort	Ocho Rios, Jamaica	Curio by Hilton (adults only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Curio by Hilton (adults only)	Playa	2013	225
Total Rooms Owned					7,456

Managed Resorts
Sanctuary Cap Cana(3)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015	184
Jewel Grande(3)(4)	Montego Bay, Jamaica	Sagicor (residences)	Playa	2016; 2017	129
Total Rooms Operated					313

Total Rooms Owned and Operated					7,769
________
(1) Pursuant to an agreement with Panama Jack, we have rebranded these resorts under the Panama Jack brand. The rebranding was completed in 2017.
(2) Playa acquired an 88-room tower as part of the Sagicor transaction. These rooms are currently closed but once re-opened will be included as part of Hyatt Ziva Rose Hall.
(3) Owned by a third party.
(4) Playa manages two residential towers with condos and villas, equipped with full-kitchens, living rooms and multiple bedrooms.

Results of Operations
Three Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change	% Change
Revenue:	($ in thousands)
Package	$124,286	$118,453	$5,833	4.9%
Non-package	21,153	22,145	(992)	(4.5)%
Management fees	55	—	55	100.0%
Cost reimbursements	78	—	78	100.0%
Total revenue	145,572	140,598	4,974	3.5%
Direct and selling, general and administrative expenses:
Direct	78,113	79,083	(970)	(1.2)%
Selling, general and administrative	32,780	25,041	7,739	30.9%
Depreciation and amortization	15,882	13,875	2,007	14.5%
Reimbursed costs	78	—	78	(100.0)%
Direct and selling, general and administrative expenses	126,853	117,999	8,854	7.5%
Operating income	18,719	22,599	(3,880)	(17.2)%
Interest expense	(5,632)	(14,073)	8,441	(60.0)%
Loss on extinguishment of debt	—	(12,526)	12,526	100.0%
Other income (expense), net	378	(239)	617	(258.2)%
Net income (loss) before tax	13,465	(4,239)	17,704	(417.6)%
Income tax benefit (provision)	3,356	(6,291)	9,647	(153.3)%
Net income (loss)	$16,821	$(10,530)	$27,351	(259.7)%
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin (as defined below) for the three months ended June 30, 2018 and 2017. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and a reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	83.8%	81.9%	1.9	pts	2.3%
Net Package ADR	$242.43	$252.68	$(10.25)		(4.1)%
Net Package RevPAR	203.23	207.04	(3.81)		(1.8)%
	($ in thousands)
Net Package Revenue	$120,665	$115,469	$5,196		4.5%
Net Non-package Revenue	21,033	21,946	(913)		(4.2)%
Management Fee Revenue	55	—	55		100.0%
Total Net Revenue	141,753	137,415	4,338		3.2%
Adjusted EBITDA	$41,317	$41,019	$298		0.7%
Adjusted EBITDA Margin	29.1%	29.9%	(0.8	)pts	(2.7)%

Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	83.4%	81.9%	1.5	pts	1.8%
Net Package ADR	$244.55	$252.68	$(8.13)		(3.2)%
Net Package RevPAR	203.86	207.04	(3.18)		(1.5)%
	($ in thousands)
Net Package Revenue	$113,721	$115,469	$(1,748)		(1.5)%
Net Non-package Revenue	20,041	21,946	(1,905)		(8.7)%
Management Fee Revenue	55	—	55		100.0%
Total Net Revenue	133,817	137,415	(3,598)		(2.6)%
Adjusted EBITDA	$38,530	$41,019	$(2,489)		(6.1)%
Adjusted EBITDA Margin	28.8%	29.9%	(1.1	)pts	(3.7)%
Total Revenue and Total Net Revenue
Our total revenue for the three months ended June 30, 2018 increased $5.0 million, or 3.5%, compared to the three months ended June 30, 2017. Our Total Net Revenue (which represents total revenue less compulsory tips paid to employees and cost reimbursements) for the three months ended June 30, 2018 increased $4.3 million, or 3.2%, compared to the three months ended June 30, 2017. This increase was driven by an increase in Net Package Revenue of $5.2 million, or 4.5%, offset by a decrease in Net Non-package Revenue of $0.9 million, or 4.2%. This increase in Total Net Revenue was due to a $7.9 million increase attributable to the purchase of the Sagicor properties offset by a decrease of $3.6 million at our comparable portfolio.
Our comparable resorts for the three months ended June 30, 2018 exclude the following: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort, and Jewel Paradise Cove Beach Resort & Spa, which we purchased on June 1, 2018.
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase/Decrease
	2018	2017	Change	% Change
	($ in thousands)
Net Package Revenue
Comparable Net Package Revenue	$113,721	$115,469	$(1,748)	(1.5)%
Non-comparable Net Package Revenue	6,944	—	6,944	100.0%
Net Package Revenue	120,665	115,469	5,196	4.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	20,041	21,946	(1,905)	(8.7)%
Non-comparable Net Non-package Revenue	992	—	992	100.0%
Net Non-package Revenue	21,033	21,946	(913)	(4.2)%

Management Fee Revenue
Comparable Management Fee Revenue	55	—	55	100.0%
Non-comparable Management Fee Revenue	—	—	—	0.0%
Management Fee Revenue	55	—	55	100.0%

Net Revenue:
Comparable Net Revenue	133,817	137,415	(3,598)	(2.6)%
Non-comparable Net Revenue	7,936	—	7,936	100.0%
Total Net Revenue	141,753	137,415	4,338	3.2%
Plus: compulsory tips	3,741	3,183	558	17.5%
Cost reimbursements	78	—	78	100.0%
Total revenue	$145,572	$140,598	$4,974	3.5%
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the three months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses	$78,113	$79,083	$(970)	(1.2)%
Less: compulsory tips	3,741	3,183	558	17.5%
Net direct expenses	$74,372	$75,900	$(1,528)	(2.0)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the three months ended June 30, 2018 were $74.4 million, or 52.5% of Total Net Revenue and $75.9 million, or 55.2%, of Total Net Revenue for the three months ended June 30, 2017.
Net direct expenses for the three months ended June 30, 2018 decreased $1.5 million, or 2.0%, compared to the three months ended June 30, 2017. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.

	Three Months Ended June 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses:	($ in thousands)
Food and beverages	$19,064	$17,888	$1,176	6.6%
Guest costs	2,204	1,878	326	17.4%
Resort salary and wages	28,302	27,148	1,154	4.3%
Repairs and maintenance	2,836	3,637	(801)	(22.0)%
Utility expenses	5,078	7,594	(2,516)	(33.1)%
Licenses and property taxes	700	628	72	11.5%
Incentive and management fees	2,721	3,085	(364)	(11.8)%
Hyatt fees	4,594	3,409	1,185	34.8%
Panama Jack fees	150	—	150	100.0%
Hilton fees	248	—	248	100.0%
Other supplies and expense amortization	1,808	1,037	771	74.3%
Transportation and travel expenses	795	1,053	(258)	(24.5)%
Laundry and cleaning expenses	1,183	675	508	75.3%
Property and equipment rental expense	925	1,155	(230)	(19.9)%
Entertainment expenses	1,799	937	862	92.0%
Office supplies	181	979	(798)	(81.5)%
Other operational expenses	1,784	4,797	(3,013)	(62.8)%
Total net direct expenses	$74,372	$75,900	$(1,528)	(2.0)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2018 increased $7.7 million, or 30.9%, compared to the three months ended June 30, 2017. Included in these results are increases in transaction expense, share based compensation expense related to the performance condition of our performance awards and increased insurance expenses due to increased insurance premiums over prior year.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2018 increased $2.0 million, or 14.5%, compared to the three months ended June 30, 2017. This increase is due to asset additions as part of the property renovations at Panama Jack Cancun, Panama Jack Playa del Carmen, Hyatt Ziva & Zilara Rose Hall and Hyatt Ziva Puerto Vallarta in the prior year that have a full quarter of depreciation in the current year.
Interest Expense
Our interest expense for the three months ended June 30, 2018 decreased $8.4 million, or 60.0%, as compared to the three months ended June 30, 2017. This decrease was primarily attributable to the change in fair value of our interest rate swaps of $5.4 million, the non-cash impact of capitalized interest of $1.4 million, a decrease of $0.9 million due to the net change of the paydown in April and December 2017 of the senior unsecured notes issued by our Predecessor on August 9, 2013, February 14, 2014, May 11, 2015 and October 4, 2016 (the “Senior Notes due 2020”) offset by the Add-on to our Term Loan and a decrease in the non-cash impact of amortization on the discount and deferred financing costs and other debt costs of $0.8 million.
Income Tax Provision
The income tax benefit for the three months ended June 30, 2018 was $3.4 million, a decrease of $9.7 million compared to the three months ended June 30, 2017, during which quarter we reported an income tax provision of $6.3 million. The increased income tax benefit was driven primarily by the increased discrete tax benefit associated with foreign exchange rate fluctuations.

Adjusted EBITDA
Our Adjusted EBITDA for the three months ended June 30, 2018 increased $0.3 million, or 0.7%, compared to the three months ended June 30, 2017. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Six Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change	% Change
Revenue:	($ in thousands)
Package	$278,994	$271,409	$7,585	2.8%
Non-package	42,952	43,256	(304)	(0.7)%
Management fees	351	—	351	100.0%
Cost reimbursements	122	—	122	100.0%
Total revenue	322,419	314,665	7,754	2.5%
Direct and selling, general and administrative expenses:
Direct	159,169	155,760	3,409	2.2%
Selling, general and administrative	59,253	53,705	5,548	10.3%
Depreciation and amortization	31,571	26,285	5,286	20.1%
Reimbursed costs	122	—	122	100.0%
Gain on insurance proceeds	(1,521)	—	(1,521)	100.0%
Direct and selling, general and administrative expenses	248,594	235,750	12,844	5.4%
Operating income	73,825	78,915	(5,090)	(6.4)%
Interest expense	(27,514)	(28,088)	574	(2.0)%
Loss on extinguishment of debt	—	(12,526)	12,526	100.0%
Other expense, net	(1,446)	(1,313)	(133)	10.1%
Net income before tax	44,865	36,988	7,877	21.3%
Income tax provision	(6,227)	(19,879)	13,652	(68.7)%
Net income	$38,638	$17,109	$21,529	125.8%

The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin (as defined below) for the six months ended June 30, 2018 and 2017. For a description of these operating metrics and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	85.6%	84.7%	0.9	pts	1.1%
Net Package ADR	$276.86	$281.94	$(5.08)		(1.8)%
Net Package RevPAR	237.08	238.71	(1.63)		(0.7)%
	($ in thousands)
Net Package Revenue	$271,555	$265,092	$6,463		2.4%
Net Non-package Revenue	42,999	42,833	166		0.4%
Management Fee Revenue	351	—	351		100.0%
Total Net Revenue	314,905	307,925	6,980		2.3%
Adjusted EBITDA	$115,876	$115,492	$384		0.3%
Adjusted EBITDA Margin	36.8%	37.5%	(0.7	)pts	(1.9)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	85.5%	84.7%	0.8	pts	0.9%
Net Package ADR	$279.09	$281.94	$(2.85)		(1.0)%
Net Package RevPAR	238.49	238.71	(0.22)		(0.1)%
	($ in thousands)
Net Package Revenue	$264,611	$265,092	$(481)		(0.2)%
Net Non-package Revenue	42,007	42,833	(826)		(1.9)%
Management Fee Revenue	351	—	351		100.0%
Total Net Revenue	306,969	307,925	(956)		(0.3)%
Adjusted EBITDA	$113,091	$115,492	$(2,401)		(2.1)%
Adjusted EBITDA Margin	36.8%	37.5%	(0.7	)pts	(1.9)%
Total Revenue and Total Net Revenue
Our total revenue for the six months ended June 30, 2018 increased $7.8 million, or 2.5%, compared to the six months ended June 30, 2017. Our Total Net Revenue (which represents total revenue less compulsory tips paid to employees) for the six months ended June 30, 2018 increased $7.0 million, or 2.3%, compared to the six months ended June 30, 2017. This increase was driven by an increase in Net Package Revenue of $6.5 million, or 2.4%, and an increase in Net Non-package Revenue of $0.2 million, or 0.4%. This increase in Total Net Revenue was due to a $7.9 million increase attributable to the purchase of the Sagicor properties offset by a decrease of $1.0 million at our comparable portfolio.
Our comparable resorts for the six months ended June 30, 2018 exclude the following: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort, and Jewel Paradise Cove Beach Resort & Spa, which we purchased on June 1, 2018.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the six months ended June 30, 2018 and 2017 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2018	2017	Change	% Change
	($ in thousands)
Net Package Revenue
Comparable Net Package Revenue	$264,611	$265,092	$(481)	(0.2)%
Non-comparable Net Package Revenue	6,944	—	6,944	100.0%
Net Package Revenue	271,555	265,092	6,463	2.4%

Net Non-package Revenue
Comparable Net Non-package Revenue	42,007	42,833	(826)	(1.9)%
Non-comparable Net Non-package Revenue	992	—	992	100.0%
Net Non-package Revenue	42,999	42,833	166	0.4%

Management Fee Revenue
Comparable Management Fee Revenue	351	—	351	100.0%
Non-comparable Management Fee Revenue	—	—	—	0.0%
Management Fee Revenue	351	—	351	100.0%

Net Revenue:
Comparable Net Revenue	306,969	307,925	(956)	(0.3)%
Non-comparable Net Revenue	7,936	—	7,936	100.0%
Total Net Revenue	314,905	307,925	6,980	2.3%
Plus: compulsory tips	7,392	6,740	652	9.7%
Cost reimbursements	122	—	122	100.0%
Total revenue	$322,419	$314,665	$7,754	2.5%
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the six months ended June 30, 2018 and 2017 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses	$159,169	$155,760	$3,409	2.2%
Less: tips	7,392	6,740	652	9.7%
Net direct expenses	$151,777	$149,020	$2,757	1.9%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses (which represents total direct expenses less compulsory tips paid to employees) for the six months ended June 30, 2018 were $151.8 million, or 48.2%, of total net revenue and $149.0 million, or 48.4%, of total net revenue for the six months ended June 30, 2017.
Net direct expenses for the six months ended June 30, 2018 increased $2.8 million, or 1.9%, compared to the six months ended June 30, 2017. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.

	Six Months Ended June 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses:	($ in thousands)
Food and beverages	$38,392	$37,364	$1,028	2.8%
Guest costs	2,204	1,971	233	11.8%
Salaries and wages	54,863	51,127	3,736	7.3%
Repairs and maintenance	6,332	7,026	(694)	(9.9)%
Utilities	12,312	14,625	(2,313)	(15.8)%
Licenses and property taxes	1,494	1,231	263	21.4%
Incentive and management fees	6,887	6,980	(93)	(1.3)%
Hyatt fees	9,045	7,774	1,271	16.3%
Panama Jack fees	355	—	355	(100.0)%
Hilton fees	248	—	248	(100.0)%
Other supplies and expense amortization	2,613	1,988	625	31.4%
Transportation and travel expenses	2,024	2,137	(113)	(5.3)%
Laundry and cleaning expenses	1,837	1,293	544	42.1%
Property and equipment rental expense	2,512	2,511	1	0.0%
Entertainment expenses	2,648	1,824	824	45.2%
Office supplies	1,142	2,149	(1,007)	(46.9)%
Other operational expenses	6,869	9,020	(2,151)	(23.8)%
Total net direct expenses	$151,777	$149,020	$2,757	1.9%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2018 increased $5.5 million, or 10.3%, compared to the six months ended June 30, 2017. This increase was primarily driven by an increase in share-based compensation expense of $2.9 million.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2018 increased $5.3 million, or 20.1%, compared to the six months ended June 30, 2017. This increase is due to asset additions as part of the property renovations at Panama Jack Cancun, Panama Jack Playa del Carmen, Hyatt Ziva & Zilara Rose Hall and Hyatt Ziva Puerto Vallarta in the prior year that have a full six months of depreciation in the current year.
Gain on Insurance Proceeds
We recorded a gain of $1.5 million from net business interruption proceeds during the six months ended June 30, 2018 which related to the impact of Hurricane Maria at the Dreams Punta Cana resort during the third quarter of 2017. During the six months ended June 30, 2017, we had no such gain.
Interest Expense
Our interest expense for the six months ended June 30, 2018 decreased $0.6 million, or 2.0%, as compared to the six months ended June 30, 2017. This decrease was primarily attributable to the decrease of $2.9 million due to the net change of pay down in April and December 2017 of the senior unsecured notes issued by our Predecessor on August 9, 2013, February 14, 2014, May 11, 2015 and October 4, 2016 (the “Senior Notes due 2020”) offset by the Add-on to our Term Loan, the non-cash impact of capitalized interest of $2.1 million and a decrease in the non-cash impact of amortization on the discount and deferred financing costs and other debt costs of $1.2 million. This was partially offset by the change in fair value of our interest rate swaps of $5.6 million.
Income Tax Provision

The income tax provision for the six months ended June 30, 2018 was $6.2 million, a decrease of $13.7 million compared to the six months ended June 30, 2017, during which period we reported an income tax provision of $19.9 million. The decreased income tax expense of $13.7 million was driven primarily by the increased discrete tax benefit associated with foreign exchange rate fluctuations.
Adjusted EBITDA
Our Adjusted EBITDA for the six months ended June 30, 2018 increased $0.4 million, or 0.3%, compared to the six months ended June 30, 2017. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was immaterial to our operations for the six months ended June 30, 2018, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue for the six months ended June 30, 2018 and Net Package Revenue and Net Non-package Revenue for the six months ended June 30, 2017. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on Operating (loss) income or Net income (loss).
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
EBITDA, Adjusted EBITDA and Owned Resort EBITDA are not a substitute for net income (loss) or any other measure determined in accordance with U.S. GAAP. There are limitations to the utility of non-U.S. GAAP financial measures, such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-U.S. GAAP financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, EBITDA, Adjusted EBITDA, and Owned Resort EBITDA should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business, and investors should carefully consider our U.S. GAAP results presented.
For a reconciliation of EBITDA and Adjusted EBITDA to net income as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue. We believe Adjusted EBITDA Margin provides our investors a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful.
Comparable Non-U.S. GAAP Measures
We believe that presenting Adjusted EBITDA, Total Net Revenue, Net Package Revenue and Net Non-package Revenue on a comparable basis is useful to investors because these measures include only the results of resorts owned and in operation for the entirety of the periods presented and thereby eliminate disparities in results due to the acquisition or disposition of resorts or the impact of resort closures or re-openings in connection with redevelopment or renovation projects. As a result, we believe these measures provide more consistent metrics for comparing the performance of our operating resorts. We calculate Comparable Adjusted EBITDA, comparable Total Net Revenue, comparable Net Package Revenue and comparable Net Non-package Revenue as the total amount of each respective measure less amounts attributable to non-comparable resorts, by which we mean resorts that were not owned or in operation during some or all of the relevant reporting period. For the three and six months ended June 30, 2018, our non-comparable resorts were: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort, and Jewel Paradise Cove Beach Resort & Spa, which were acquired on June 1, 2018.
For a reconciliation of net income to Comparable Adjusted EBITDA as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.” For a reconciliation of comparable net package revenue, comparable net non-package revenue, comparable management fee revenue and comparable total net revenue to total revenue as computed under U.S. GAAP, see “Net Package Revenue, Net Non-package Revenue, Net Revenue, Management Fee Revenue, Cost Reimbursements and Total Net Revenue” in this section.

Segment Results
Three Months Ended June 30, 2018 and 2017
We evaluate our business segment operating performance using segment Net Revenue and segment Adjusted EBITDA. The following tables summarize segment Net Revenue and segment Adjusted EBITDA for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change	% Change
Net Revenue:	($ in thousands)
Yucatan Peninsula	$63,667	$68,927	$(5,260)	(7.6)%
Pacific Coast	19,815	23,073	(3,258)	(14.1)%
Dominican Republic	31,496	30,938	558	1.8%
Jamaica	26,729	14,475	12,254	84.7%
Segment Net Revenue	141,707	137,413	4,294	3.1%
Other	(9)	2	(11)	(550.0)%
Management fees	55	—	55	100.0%
Total Net Revenue	$141,753	$137,415	$4,338	3.2%

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatan Peninsula	$25,726	$29,176	$(3,450)	(11.8)%
Pacific Coast	6,550	9,212	(2,662)	(28.9)%
Dominican Republic	9,586	8,364	1,222	14.6%
Jamaica	8,089	2,268	5,821	256.7%
Segment Adjusted EBITDA	49,951	49,020	931	1.9%
Other corporate - unallocated	(8,689)	(8,001)	(688)	8.6%
Management fees	55	—	55	100.0%
Total Adjusted EBITDA	$41,317	$41,019	$298	0.7%

For a reconciliation of segment Net Revenue and segment Adjusted EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 19 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended June 30, 2018 and 2017 for the total segment portfolio.

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	86.2%	88.7%	(2.5	)pts	(2.8)%
Net Package ADR	$263.11	$272.45		$(9.34)	(3.4)%
Net Package RevPAR	226.91	241.66	(14.75)		(6.1)%
	($ in thousands)
Net Package Revenue	$55,917	$59,526		$(3,609)	(6.1)%
Net Non-package Revenue	7,750	9,401	(1,651)		(17.6)%
Net Revenue	63,667	68,927	(5,260)		(7.6)%
Adjusted Resort EBITDA	$25,726	$29,176		$(3,450)	(11.8)%
Adjusted Resort EBITDA Margin	40.4%	42.3%	(1.9	)pts	(4.5)%
 Segment Net Revenue. Our Net Revenue for the three months ended June 30, 2018 decreased $5.3 million, or 7.6%, compared to the three months ended June 30, 2017. Net Revenue at all properties in this segment except Hyatt Ziva Cancun decreased $6.7 million compared to the three months ended June 30, 2017. Results were impacted by the Easter holiday falling on April 16th in 2017 as compared to April 1st in 2018. During these additional two weeks of 2017, we were able to maintain increased rates across the market for high season. The strong performance of Hyatt Ziva Cancun, which accounted for a $1.4 million increase, offset these decreases.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended June 30, 2018 decreased $3.5 million, or 11.8%, compared to the three months ended June 30, 2017. Adjusted EBITDA at all properties in this segment except Hyatt Ziva Cancun and Hyatt Zilara Cancun decreased $3.7 million compared to the three months ended June 30, 2017. This was offset by strong performance of Hyatt Ziva Cancun and Hyatt Zilara Cancun, which accounted for a $0.2 million increase. In addition to the timing of the Easter holiday in 2017, as noted above, all properties within this segment have been affected by increased insurance premiums year over year which have contributed to the decrease in Adjusted EBITDA compared to the three months ended June 30, 2017.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Pacific Coast segment for the three months ended June 30, 2018 and 2017 for the total segment portfolio.

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	76.6%	73.4%	3.2	pts	4.4%
Net Package ADR	$258.38	$301.17		$(42.79)	(14.2)%
Net Package RevPAR	197.98	221.15	(23.17)		(10.5)%
	($ in thousands)
Net Package Revenue	$16,683	$18,635		$(1,952)	(10.5)%
Net Non-package Revenue	3,132	4,438	(1,306)		(29.4)%
Net Revenue	19,815	23,073	(3,258)		(14.1)%
Adjusted Resort EBITDA	$6,550	$9,212		$(2,662)	(28.9)%
Adjusted Resort EBITDA Margin	33.1%	39.9%	(6.8	)pts	(17.0)%
Segment Net Revenue. Our Net Revenue for the three months ended June 30, 2018 decreased $3.3 million, or 14.1%, compared to the three months ended June 30, 2017. Results were impacted by the Easter holiday falling on April 16th in 2017 as compared to April 1st in 2018. During these additional two weeks of 2017, we were able to maintain increased rates across the market for high season. Additionally, Hyatt Ziva Los Cabos has had less group business due to cancellations versus the prior year, whereas results from Hyatt Ziva Puerto Vallarta have remained strong. As groups generally pay increased rates, a decrease in group business contributed to the decrease in Net Revenue compared to the three months ended June 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended June 30, 2018 decreased $2.7 million, or 28.9%, compared to the three months ended June 30, 2017. This decrease was due to decreased Adjusted EBITDA by both hotels in this region. In addition to the timing of the Easter holiday in 2017, as noted above, all properties within this segment have been affected by increased insurance premiums year over year which have contributed to the decrease in Adjusted EBITDA compared to the three months ended June 30, 2017.
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Dominican Republic segment for the three months ended June 30, 2018 and 2017 for the total segment portfolio.

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	85.4%	82.2%	3.2	pts	3.9%
Net Package ADR	$175.98	$180.64	$(4.66)		(2.6)%
Net Package RevPAR	150.31	148.46	1.85		1.2%
	($ in thousands)
Net Package Revenue	$25,661	$25,344	$317		1.3%
Net Non-package Revenue	5,835	5,594	241		4.3%
Net Revenue	31,496	30,938	558		1.8%
Adjusted Resort EBITDA	$9,586	$8,364	$1,222		14.6%
Adjusted Resort EBITDA Margin	30.4%	27.0%	3.4	pts	12.6%
Segment Net Revenue. Our Net Revenue for the three months ended June 30, 2018 increased $0.6 million, or 1.8%, compared to the three months ended June 30, 2017. This increase was due to the performance of Dreams La Romana and Dreams Palm Beach, which accounted for a $1.3 million increase in Net Revenue compared to the three months ended June 30, 2017. This was offset by Dreams Punta Cana which accounted for a $0.7 million decrease in Net Revenue compared to the three months ended June 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended June 30, 2018 increased $1.2 million, or 14.6%, compared to the three months ended June 30, 2017. The increase was primarily due to the performance of Dreams La Romana and Dreams Palm Beach, which accounted for $1.4 million in Adjusted EBITDA compared to the three months ended June 30, 2017. This was offset by Dreams Palm Beach which accounted for a $0.2 million decrease in Adjusted EBITDA compared to the three months ended June 30, 2017. All properties within this segment have been affected by increased insurance premiums year over year which were an offset to the increase in Adjusted EBITDA compared to the three months ended June 30, 2017.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Jamaica segment for the three months ended June 30, 2018 and 2017 for the total segment portfolio.
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	81.1%	64.4%	16.7	pts	25.9%
Net Package ADR	$299.40	$329.47	$(30.07)		(9.1)%
Net Package RevPAR	242.68	212.05	30.63		14.4%
	($ in thousands)
Net Package Revenue	$22,404	$11,964	$10,440		87.3%
Net Non-Package Revenue	4,325	2,511	1,814		72.2%
Total Net Revenue	26,729	14,475	12,254		84.7%
Adjusted Resort EBITDA	$8,089	$2,268	$5,821		256.7%
Adjusted Resort EBITDA Margin	30.3%	15.7%	14.6	pts	93.0%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	74.6%	64.4%	10.2	pts	15.8%
Net Package ADR	$367.11	$329.47	$37.64		11.4%
Net Package RevPAR	274.02	212.05	61.97		29.2%
	($ in thousands)
Net Package Revenue	$15,460	$11,964	$3,496		29.2%
Net Non-Package Revenue	3,333	2,511	822		32.7%
Total Net Revenue	18,793	14,475	4,318		29.8%
Adjusted Resort EBITDA	$5,304	$2,268	$3,036		133.9%
Adjusted Resort EBITDA Margin	28.2%	15.7%	12.5	pts	79.6%
Segment Net Revenue. Our Net Revenue for the three months ended June 30, 2018 increased $12.3 million, or 84.7%, compared to the three months ended June 30, 2017. This increase was due to the performance of Hyatt Ziva and Zilara Jamaica which accounted for a $4.3 million increase and to the addition of Sagicor properties, which accounted for a $7.9 million increase in Net Revenue compared to the three months ended June 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended June 30, 2018 increased $5.8 million, or 256.7%, compared to the three months ended June 30, 2017. This increase was due to the performance of Hyatt Ziva and Zilara Jamaica which accounted for a $3.0 million increase compared to three months ended June 30, 2017 and to the addition of Sagicor properties, which accounted for the remaining $2.8 million increase. Hyatt Ziva and Zilara Jamaica continues to show positive results after completion of renovations in 2017. All properties within this segment have been affected by increased insurance premiums year over year which were an offset to the increase in Adjusted EBITDA compared to the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017
We evaluate our business segment operating performance using segment net revenue and segment Adjusted EBITDA. The following tables summarize segment Net Revenue and segment Adjusted EBITDA for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change	% Change
Net Revenue:	($ in thousands)
Yucatan Peninsula	$142,938	$149,675	(6,737)	(4.5)%
Pacific Coast	48,870	51,505	(2,635)	(5.1)%
Dominican Republic	71,913	70,796	1,117	1.6%
Jamaica	50,490	35,947	14,543	40.5%
Segment Net Revenue	314,211	307,923	6,288	2.0%
Other(1)	343	2	341	17,050.0%
Management fees	351	—	351	100.0%
Total Net Revenue	$314,905	$307,925	$6,980	2.3%

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change	% Change
Adjusted EBITDA:	($ in thousands)
Yucatan Peninsula	$65,330	$72,246	$(6,916)	(9.6)%
Pacific Coast	20,458	23,484	(3,026)	(12.9)%
Dominican Republic	28,013	25,803	2,210	8.6%
Jamaica	18,733	9,769	8,964	91.8%
Segment Adjusted EBITDA	132,534	131,302	1,232	0.9%
Other corporate - unallocated	(17,009)	(15,810)	(1,199)	7.6%
Management fees	351	—	351	100.0%
Total Adjusted EBITDA	$115,876	$115,492	$384	0.3%
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
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Total Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Yucatán Peninsula segment for the six months ended June 30, 2018 and 2017 for the total segment portfolio.

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	88.3%	89.7%	(1.4	)pts	(1.6)%
Net Package ADR	$293.70	$299.26		$(5.56)	(1.9)%
Net Package RevPAR	259.25	268.34	(9.09)		(3.4)%
	($ in thousands)
Net Package Revenue	$127,071	$131,785		$(4,714)	(3.6)%
Net Non-Package Revenue	15,867	17,890	(2,023)		(11.3)%
Total Net Revenue	142,938	149,675	(6,737)		(4.5)%
Adjusted Resort EBITDA	$65,330	$72,246		$(6,916)	(9.6)%
Adjusted Resort EBITDA Margin	45.7%	48.3%	(2.6	)pts	(5.4)%
 Segment Total Net Revenue. Our Total Net Revenue for the six months ended June 30, 2018 decreased $6.7 million, or 4.5%, compared to the six months ended June 30, 2017. Total Net Revenue at all properties in this segment except Hyatt Ziva Cancun decreased $10.6 million compared to the six months ended June 30, 2017 due to its decrease in both Net Package ADR and Occupancy compared to prior year. Results were impacted by the Easter holiday falling on April 16th in 2017 as compared to April 1st in 2018. During these additional two weeks of 2017, we were able to maintain increased rates across the market for high season. The strong performance of Hyatt Ziva Cancun, which accounted for a $3.9 million increase, offset these decreases.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the six months ended June 30, 2018 decreased $6.9 million, or 9.6%, compared to the six months ended June 30, 2017. Adjusted EBITDA at all properties in this segment except Hyatt Ziva Cancun and Hyatt Zilara Cancun, decreased $8.1 million compared to the six months ended June 30, 2017. This was offset by the performance of Hyatt Ziva Cancun and Hyatt Zilara Cancun, which accounted for a $1.2 million increase in Adjusted EBITDA compared to the six months ended June 30, 2017. In addition to the timing of the Easter holiday in 2017, as noted above, all properties within this segment have been affected by increased insurance premiums year over year which have contributed to the decrease in Adjusted EBITDA compared to the six months ended June 30, 2017.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Total Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Pacific coast segment for the six months ended June 30, 2018 and 2017 for the total segment portfolio.

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	78.9%	75.5%	3.4	pts	4.5%
Net Package ADR	$308.32	$335.97		$(27.65)	(8.2)%
Net Package RevPAR	243.16	253.71	(10.55)		(4.2)%
	($ in thousands)
Net Package Revenue	$40,755	$42,524		$(1,769)	(4.2)%
Net Non-Package Revenue	8,115	8,981	(866)		(9.6)%
Total Net Revenue	48,870	51,505	(2,635)		(5.1)%
Adjusted Resort EBITDA	$20,458	$23,484		$(3,026)	(12.9)%
Adjusted Resort EBITDA Margin	41.9%	45.6%	(3.7	)pts	(8.1)%
Segment Total Net Revenue. Our Total Net Revenue for the six months ended June 30, 2018 decreased $2.6 million, or 5.1%, compared to the six months ended June 30, 2017. Results were impacted by the Easter holiday falling on April 16th in 2017 as compared to April 1st in 2018. During these additional two weeks of 2017, we were able to maintain increased rates across the market for high season. Additionally, Hyatt Ziva Los Cabos has had less group business due to cancellations versus the prior year, whereas results from Hyatt Ziva Puerto Vallarta have remained strong. As groups generally pay increased rates, a decrease in group business contributed to the decrease in Net Revenue compared to the six months ended June 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the six months ended June 30, 2018 decreased $3.0 million, or 12.9%, compared to the six months ended June 30, 2017. This decrease was due to decreased Adjusted EBITDA by both hotels in this region compared to the six months ended June 30, 2017. In addition to the timing of the Easter holiday in 2017, as noted above, all properties within this segment have been affected by increased insurance premiums year over year which have contributed to the decrease in Adjusted EBITDA compared to the six months ended June 30, 2017.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Total Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Dominican Republic segment for the six months ended June 30, 2018 and 2017 for the total segment portfolio.

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	87.4%	86.0%	1.4	pts	1.6%
Net Package ADR	$205.72	$206.74	$(1.02)		(0.5)%
Net Package RevPAR	179.79	177.72	2.07		1.2%
	($ in thousands)
Net Package Revenue	$61,049	$60,345	$704		1.2%
Net Non-Package Revenue	10,864	10,451	413		4.0%
Total Net Revenue	71,913	70,796	1,117		1.6%
Adjusted Resort EBITDA	$28,013	$25,803	$2,210		8.6%
Adjusted Resort EBITDA Margin	39.0%	36.4%	2.6	pts	7.1%
Segment Total Net Revenue. Our Total Net Revenue for the six months ended June 30, 2018 increased $1.1 million, or 1.6%, compared to the six months ended June 30, 2017. This increase was due to increased Total Net Revenue by Dreams La Romana, which accounted for $2.2 million compared to the six months ended June 30, 2017. This was partially offset by the performance of Dreams Punta Cana, which accounted for a decrease of $1.0 million in Total Net Revenue compared to the six months ended June 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the six months ended June 30, 2018 increased $2.2 million, or 8.6%, compared to the six months ended June 30, 2017. This increase was due to increased Adjusted EBITDA by all properties in this region. All properties within this segment have been affected by increased insurance premiums year over year which were an offset to the increase in Adjusted EBITDA compared to the six months ended June 30, 2017.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Total Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Jamaica segment for the six months ended June 30, 2018 and 2017 for the total segment portfolio.
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	80.5%	72.5%	8.0	pts	11.0%
Net Package ADR	$357.92	$373.88	$(15.96)		(4.3)%
Net Package RevPAR	288.14	271.23	16.91		6.2%
	($ in thousands)
Net Package Revenue	$42,680	$30,437	$12,243		40.2%
Net Non-Package Revenue	7,810	5,510	2,300		41.7%
Total Net Revenue	50,490	35,947	14,543		40.5%
Adjusted Resort EBITDA	$18,733	$9,769	$8,964		91.8%
Adjusted Resort EBITDA Margin	37.1%	27.2%	9.9	pts	36.4%

Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	77.1%	72.5%	4.6	pts	6.3%
Net Package ADR	$413.02	$373.88	$39.14		10.5%
Net Package RevPAR	318.44	271.23	47.21		17.4%
	($ in thousands)
Net Package Revenue	$35,736	$30,437	$5,299		17.4%
Net Non-Package Revenue	6,818	5,510	1,308		23.7%
Total Net Revenue	42,554	35,947	6,607		18.4%
Adjusted Resort EBITDA	15,947	9,769	6,178		63.2%
Adjusted Resort EBITDA Margin	37.5%	27.2%	10.3	pts	37.9%
Segment Total Net Revenue. Our Total Net Revenue for the six months ended June 30, 2018 increased $14.5 million, or 40.5%, compared to the six months ended June 30, 2017. This increase was due to the strong performance by Hyatt Ziva and Zilara Rose Hall, which accounted for an increase in Total Net Revenue of $6.6 million compared to the six months ended June 30, 2017. The additional increase can be attributed to the Sagicor business combination which accounted for the remaining $7.9 million increase compared to the six months ended June 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the six months ended June 30, 2018 increased $9.0 million, or 91.8%, compared to the six months ended June 30, 2017. This increase was due to the strong performance by Hyatt Ziva and Zilara Rose Hall, which accounted for an increase in Adjusted EBITDA of $6.2 million compared to the six months ended June 30, 2017 and to the addition of Sagicor properties, which accounted for the remaining $2.8 million increase. The Hyatt Ziva and Zilara Jamaica continues to show positive results after completion of renovations in 2017. All properties within this segment have been affected by increased insurance premiums year over year which were an offset to the increase in Adjusted EBITDA compared to the six months ended June 30, 2017.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$16,821	$(10,530)	$38,638	$17,109
Interest expense	5,632	14,073	27,514	28,088
Income tax (benefit) provision	(3,356)	6,291	6,227	19,879
Depreciation and amortization	15,882	13,875	31,571	26,285
EBITDA	34,979	23,709	103,950	91,361
Other (income) expense, net (a)	(378)	239	1,446	1,313
Share-based compensation	2,104	960	3,890	960
Loss on extinguishment of debt	—	12,526	—	12,526
Transaction expense (b)	3,887	3,300	6,231	9,300
Severance expense	—	442	—	442
Other tax expense (c)	427	247	858	423
Jamaica delayed opening accrual reversal (d)	—	(111)	(342)	(111)
Non-service cost components of net periodic pension benefit (cost) (e)	298	(293)	(157)	(722)
Adjusted EBITDA	41,317	41,019	115,876	115,492
Corporate expenses	8,689	8,001	17,009	15,810
Management fee income	(55)	—	(351)	—
Owned Resort EBITDA	49,951	49,020	132,534	131,302
Less: Non-comparable Adjusted Resort EBITDA(f)	2,785	—	2,785	—
Comparable Adjusted Resort EBITDA	$47,166	$49,020	$129,749	$131,302
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including the business combination with Pace in 2017; the redesign and build-out of our internal controls and strategic initiatives, such as possible expansion into new markets.

(c)
Relates primarily to a Dominican Republic asset/revenue tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax provision we eliminate from our calculation of EBITDA.

(d)
Represents a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. This reversal concluded in the first quarter of 2018.

(e)
Represents the non-service cost components of net periodic pension benefit (cost) recorded within other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Previously, these expenses were presented within direct expense. We include these benefits (costs) for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(f)	Adjusted EBITDA for Sagicor Hotels.
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

Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of June 30, 2018, we had $33.8 million of scheduled contractual obligations remaining in 2018.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. We had cash and cash equivalents of $145.9 million as of June 30, 2018, compared to $195.3 million as of June 30, 2017 (excluding $0 and $10.3 million of restricted cash, respectively). We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 15 to 18 months with the cash we have on hand, as well as our cash generated from operations. As of June 30, 2018, there was $0 outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of June 30, 2018, our total debt obligations were $1,001.6 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.9 million issuance discount on our Term Loan and $4.9 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

	Six Months Ended June 30,
	2018	2017
	($ in thousands)
Net cash provided by operating activities	$68,440	$60,719
Net cash used in investing activities	$(134,504)	$(12,834)
Net cash provided by financing activities	$94,699	$114,574
Net Cash Provided by Operating Activities
Our net cash provided by operating activities is generated primarily from operating income from our resorts. For the six months ended June 30, 2018 and 2017, our net cash provided by operating activities totaled $68.4 million and $60.7 million, respectively. Net income of $38.6 million for the six months ended June 30, 2018 included significant non-cash expenses, including $31.6 million of depreciation and amortization, $3.9 million of share-based compensation and a $3.7 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations. Net income of $17.1 million for the six months ended June 30, 2017 included significant non-cash expenses, including $26.3 million of depreciation and amortization and $12.5 million of loss on extinguishment of debt, offset by changes in our assets and liabilities through the normal course of operations.
Net Cash Used in Investing Activities
For the six months ended June 30, 2018 and 2017, our net cash used in investing activities was $134.5 million and $12.8 million, respectively.
Activity for the six months ended June 30, 2018:

•	Acquisition of a portfolio of all-inclusive resorts and adjacent developable land sites from Sagicor of $93.1 million

•	Purchases of property, plant and equipment of $40.1 million

•	Purchase of intangibles of $1.3 million
Activity for the six months ended June 30, 2017:

•	Purchases of property, plant and equipment of $12.7 million
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
The following table summarizes our capital expenditures for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	($ in thousands)
Development Capital Expenditures
Hyatt Ziva and Zilara Rose Hall	$1,157	$3,752
Panama Jack Resorts Cancun	2,234	—
Hyatt Zilara Cancun	605	806
Hyatt Ziva Puerto Vallarta	614	470
Panama Jack Resorts Playa del Carmen	759	—
Hyatt Ziva and Zilara Cap Cana	29,285	—
Total Development Capital Expenditures	34,654	5,028
Maintenance Capital Expenditures (1)	5,404	7,645
Total Capital Expenditures	$40,058	$12,673
_____

(1)	Typically, maintenance capital expenditures equate to approximately 3% to 4% of Total Net Revenue.

Net Cash Provided by Financing Activities
Our net cash provided by financing activities was $94.7 million for the six months ended June 30, 2018, compared to $114.6 million provided by financing activities for the six months ended June 30, 2017.
Activity for the six months ended June 30, 2018:

•	Principal payments on our Term Loan of $4.8 million

•	Proceeds from debt issuance of $99.5 million
Activity for the six months ended June 30, 2017:

•	Principal payments on our existing term loan of $362.8 million and our Senior Notes due 2020 of $121.6 million

•	Proceeds from our term loan of $528.7 million, net of a $1.3 million discount

•	Payments of our deferred consideration to the Real Shareholder of $1.3 million

•	Recapitalization as part of the Pace Business Combination of $79.7 million
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
Our Term Loan bears interest at a rate per annum equal to LIBOR plus 2.75% (where the applicable LIBOR rate has a 1.0% floor), and interest continues to be payable in cash in arrears on the last day of the applicable interest period (unless we elect to use the ABR rate in which case, interest is payable on the last business day of each of March, June, September and December). Effective March 29, 2018, we entered into two interest rate swaps to mitigate the long term interest rate risk inherent in our variable rate Term Loan. The interest rate swaps have an aggregate fixed notional value of $800.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate.
On June 7, 2018, we entered into the Second Amendment to Amended & Restated Credit Agreement (the “Amendment”), which amended the Amended & Restated Credit Agreement, dated as of April 27, 2017 (the “Existing Credit Agreement”). The Amendment amended the Existing Credit Agreement to, among other things (i) effect an incremental term loan facility of $100.0 million (the “Incremental Term Loan” and, together with the existing terms loans that were in effect prior to the Amendment, the “Term Loan”) that was incurred pursuant to the exercise of our option to request incremental loans under the Existing Credit Agreement and (ii) decrease the interest rate applicable to the Term Loan by 0.50% to, at our option, either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The other terms to the Existing Credit Agreement, including those disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2018, were not effected by the Amendment.
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

Pace Business Combination
At the Closing Time, we consummated the Pace Business Combination resulting in Playa Hotels & Resorts N.V. having 103,464,186 shares outstanding with a par value of €0.10 per share. As a result, we received an additional $79.7 million in cash and all outstanding preferred shares of our Predecessor were purchased as well as all associated paid-in-kind dividends ($353.9 million in total), which were subsequently extinguished as part of the reverse merger in the Pace Business Combination. The additional capital was used for general corporate purposes.

Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of June 30, 2018:

	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
	($ in thousands)
Revolving Credit Facility (2)	$259	$1,015	$668	$—	$1,942
Term Loan principal payments	5,050	20,200	20,200	956,148	1,001,598
Term Loan interest payments (3)	27,840	111,939	109,815	71,906	321,500
Cap Cana land purchase obligation (4)	—	10,625	—	—	10,625
Operating lease obligations	683	1,864	1,148	157	3,852
Total contractual obligations	$33,832	$145,643	$131,831	$1,028,211	$1,339,517
________

(1)	The period less than 1 year represents remaining obligations in 2018.

(2)
The interest commitment on our Revolving Credit Facility is calculated based on the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of June 30, 2018.

(3)
The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 4.84% to 5.62%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.

(4)
The remaining $10.6 million of the purchase price is due on the earlier of (i) two years from the beginning of construction or (ii) the opening of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana resorts.

(5)	We are unable to reasonably estimate the timing of future cash flows of our pension obligation of $4.9 million and have excluded this from the table above.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and six months ended June 30, 2018 and 2017.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of June 30, 2018, approximately 20% of our outstanding indebtedness bore interest at floating rates and approximately 80% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $2.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $2.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2018 approximately 7% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are affected by movements in exchange rates.
Approximately 77.7% of our operating expenses for the six months ended June 30, 2018 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2018 would have impacted our net income before tax by approximately $4.1 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2018 would have impacted our net income before tax by approximately $1.7 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2018 would have impacted our net income before tax by approximately $1.3 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 (“Form 10-K”), we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in our Form 10-K and the related Condensed Financial Information of Registrant included in this quarterly report, has communicated, a material weakness in our internal control over financial reporting that existed as December 31, 2017. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2017, which has not been remediated as of June 30, 2018:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration.

We continue to take steps to remediate the identified material weakness. The Company has engaged a third party consulting firm to assist the Company with the implementation of a global information technology solution designed to address the elements which give rise to our material weakness, which is expected to be finalized in 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the material weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.
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
Item 1A. Risk Factors.

At June 30, 2018, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission ("SEC") on March 1, 2018, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On June 1, 2018, pursuant to that certain Share Exchange Implementation Agreement, dated as of February 26, 2018, by and among Playa, JCSD Trustees Services Limited (“JCSD”), X Fund Properties Limited (“X Fund Properties”), Sagicor Pooled Investment Funds Limited (“SPIFL”), and Sagicor Real Estate X Fund Limited (“X Fund Limited,” and together with JSCD, X Fund Properties and SPIFL, the “Sagicor Parties”), as amended by that certain First Amendment to Share Exchange Implementation Agreement, Playa paid $93.1 million in net cash and issued 20,000,000 of Playa’s ordinary shares, par value €0.10 per share, to Jamziv Mobay Jamaica Portfolio Limited, an affiliate of the Sagicor Parties, as consideration for Playa’s acquisition of a portfolio of assets in Jamaica, including all-inclusive resorts, two adjacent developable land sites and a management contract for an all-inclusive resort in Jamaica, from the Sagicor Parties. The 20,000,000 ordinary shares issued to Jamziv Mobay Jamaica Portfolio Limited were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at the time of issue in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Playa filed a Registration Statement on Form S-3 with the SEC on June 20, 2018 to register the resale of the ordinary shares issued to Jamziv Mobay Jamaica Portfolio Limited. This registration statement was declared effective by the SEC on August 3, 2018.
Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.

Item 6.    Exhibits.
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description

2.1
Share Exchange Implementation Agreement, dated as of February 26, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, Sagicor Real Estate X Fund Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on February 27, 2018)

2.2
First Amendment to Share Exchange Implementation Agreement, dated as of May 31, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, Sagicor Real Estate X Fund Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

3.1	Deed of Amendment to Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on May 11, 2018)

10.1
Shareholder Agreement, dated as of May 31, 2018, by and JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.2
Second Amendment to Amended & Restated Credit Agreement, dated as of June 7, 2018, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 8, 2018)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Playa Hotels & Resorts N.V.

Date:	August 6, 2018	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 6, 2018	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)