Form 10-Q
period 2018-09-30
Playa Hotels & Resorts N.V.
filed 2018-11-06
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 130,478,993 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

Playa Hotels & Resorts N.V. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2018 and 2017	2
	Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss for the nine months ended September 30, 2018 and 2017	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	4
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	56
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$137,692	$117,229
Restricted cash	1,030	—
Trade and other receivables, net	36,734	51,527
Accounts receivable from related parties	6,321	1,495
Inventories	15,148	11,309
Prepayments and other assets	38,742	34,066
Property and equipment, net	1,794,494	1,466,326
Investments	936	990
Derivative financial instruments	1,817	—
Goodwill	74,787	51,731
Other intangible assets	5,002	2,087
Deferred tax assets	3,207	1,063
Total assets	$2,115,910	$1,737,823
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$141,330	$139,528
Payables to related parties	2,274	2,966
Income tax payable	1,175	1,090
Debt	991,564	898,215
Other liabilities	22,473	19,394
Deferred tax liabilities	103,938	77,081
Total liabilities	1,262,754	1,138,274
Commitments and contingencies
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 130,486,360 and 110,305,064 shares issued and 130,478,993 and 110,297,697 shares outstanding as of September 30, 2018 and December 31, 2017, respectively)	14,160	11,803
Treasury shares (at cost, 7,367 shares as of September 30, 2018 and December 31, 2017)	(80)	(80)
Paid-in capital	991,254	773,194
Accumulated other comprehensive loss	(3,852)	(3,826)
Accumulated deficit	(148,326)	(181,542)
Total shareholders' equity	853,156	599,549
Total liabilities and shareholders' equity	$2,115,910	$1,737,823

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Package	$123,633	$102,093	$402,627	$373,502
Non-package	18,800	16,249	61,752	59,505
Management fees	152	—	503	—
Cost reimbursements	227	—	349	—
Total revenue	142,812	118,342	465,231	433,007
Direct and selling, general and administrative expenses:
Direct	91,573	75,807	250,742	231,567
Selling, general and administrative	28,489	23,008	87,742	76,713
Pre-opening	87	—	87	—
Depreciation and amortization	20,138	13,808	51,709	40,093
Reimbursed costs	227	—	349	—
Gain on insurance proceeds	(686)	—	(2,207)	—
Direct and selling, general and administrative expenses	139,828	112,623	388,422	348,373
Operating income	2,984	5,719	76,809	84,634
Interest expense	(7,637)	(13,099)	(35,151)	(41,187)
Loss on extinguishment of debt	—	—	—	(12,526)
Other (expense) income	(390)	1,939	(1,836)	626
Net (loss) income before tax	(5,043)	(5,441)	39,822	31,547
Income tax provision	(379)	(226)	(6,606)	(20,105)
Net (loss) income	(5,422)	(5,667)	33,216	11,442
Other comprehensive income (loss), net of taxes:
Benefit obligation gain (loss)	37	11	(26)	(31)
Other comprehensive income (loss)	37	11	(26)	(31)
Total comprehensive (loss) income	$(5,385)	$(5,656)	$33,190	$11,411
Dividends of cumulative redeemable preferred shares	—	—	—	(7,922)
Non-cash dividend to warrant holders	—	—	—	(879)
Net (loss) income available to ordinary shareholders	$(5,422)	$(5,667)	$33,216	$2,641
(Losses) earnings per share - Basic	$(0.04)	$(0.05)	$0.28	$0.03
(Losses) earnings per share - Diluted	$(0.04)	$(0.05)	$0.28	$0.03
Weighted average number of shares outstanding during the period - Basic	130,478,993	110,286,197	119,344,659	92,377,968
Weighted average number of shares outstanding during the period - Diluted	130,478,993	110,286,197	119,647,364	92,453,447

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders'
Equity and Accumulated Other Comprehensive Loss for the nine months ended September 30, 2018 and 2017
($ in thousands, except share data)
(unaudited)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income for the period									33,216	33,216
Benefit obligation loss, net of tax								(26)		(26)
Shares issued in business combination (see Note 4)			20,000,000	2,336			213,064			215,400
Share-based compensation			181,296	21			5,051			5,072
Repurchase of Earnout Warrants (see Note 10)							(55)			(55)
Balance at September 30, 2018	—	$—	130,478,993	$14,160	7,367	$(80)	$991,254	$(3,852)	$(148,326)	$853,156

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	28,510,994	$345,951	60,249,330	$656	5,373,884	$(23,108)	$377,196	$(3,719)	$(180,422)	$170,603
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2016	28,510,994	345,951	50,481,822	5,386	—	—	349,358	(3,719)	(180,422)	170,603
Net income for the period									11,442	11,442
Benefit obligation loss, net of tax								(31)		(31)
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends on cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Issuance of ordinary shares in exchange for warrants			6,689,309	747			132		(879)	—
Share-based compensation			151,569	17			2,785			2,802
Balance at September 30, 2017	—	$—	110,305,064	$11,803	—	$—	$772,231	$(3,750)	$(169,859)	$610,425
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$33,216	$11,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,709	40,093
Amortization of debt discount, premium and issuance costs	1,175	1,900
Share-based compensation	5,072	2,803
Gain on derivative financial instruments	(1,817)	—
Gain on property damage insurance proceeds	(203)	—
Loss on extinguishment of debt	—	12,526
Other	985	239
Changes in assets and liabilities:
Trade and other receivables, net	14,522	14,238
Accounts receivable from related parties	(4,826)	48
Inventories	(214)	(784)
Prepayments and other assets	(3,845)	(26,564)
Trade and other payables	(4,815)	9,183
Accounts payable to related parties	(692)	(1,567)
Income tax payable	85	1,256
Deferred consideration	—	654
Other liabilities	704	299
Net cash provided by operating activities	91,056	65,766
INVESTING ACTIVITIES:
Acquisition of Sagicor business, net of cash acquired	(93,128)	—
Purchase of property and equipment	(67,252)	(75,570)
Contract deposit	—	(2,700)
Purchase of intangibles	(1,505)	(438)
Property damage insurance proceeds	203	—
Proceeds from disposal of property and equipment	—	53
Net cash used in investing activities	(161,682)	(78,655)
FINANCING ACTIVITIES:
Proceeds from debt issuance	99,499	528,675
Issuance costs of debt	—	(7,984)
Repayment of deferred consideration	—	(2,490)
Repayment of Term Loan	(7,325)	(364,138)
Repayment of Senior Notes due 2020	—	(121,597)
Recapitalization transaction	—	79,658
Repurchase of Earnout Warrants	(55)	—
Net cash provided by financing activities	92,119	112,124
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,493	99,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$117,229	$43,163
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$138,722	$142,398

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	137,692	137,827
Restricted cash	1,030	4,571
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$138,722	$142,398
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$40,783	$47,051
Cash paid for income taxes	$9,131	$17,108
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of shares in business combination (see Note 4)	$215,400	$—
Capital expenditures incurred but not yet paid	$439	$11,075
Intangible assets capitalized but not yet paid	$674	$—
Interest capitalized but not yet paid	$43	$134
Non-cash PIK dividends	$—	$7,922
Purchase of cumulative redeemable preferred shares	$—	$(239,492)
Settlement of accrued dividends of cumulative redeemable preferred shares	$—	$(114,381)
Par value of ordinary shares issued in exchange for warrants	$—	$747
Non-cash dividend to warrant holders	$—	$879
Par value of vested restricted share awards	$21	$17
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
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the "Annual Report").
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Results for all comparative prior periods have been reclassified to conform to the current period presentation.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2018. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies

Derivative financial instruments

We may use derivative financial instruments, primarily interest rate swap contracts, to hedge our exposure to interest rate risk. Such derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Any gains or losses arising from changes in fair value on derivative contracts not designated for hedge accounting are recorded in interest expense in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Goodwill

For the reporting units included within our Jamaica reportable segment that recognized goodwill from the business combination with the Sagicor Parties (as defined in Note 4), we will review goodwill for impairment as of October 1st each year or more frequently if events or changes in circumstances indicate a potential impairment. There is no change to our approach over existing goodwill associated with the reporting units within our Yucatán Peninsula reportable segment.

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)
This standard amends Accounting Standards Codification (“ASC”) 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows.
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

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard provides guidance that will enable more consistency in accounting for transactions when determining if they represent acquisitions or disposals of assets or of a business. Under the ASU, when determining whether an integrated set of assets and activities constitutes a business, entities must go through a “screen.”
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
January 2019
We are currently evaluating ASU 2016-02 noting that we have not determined the full impact of adoption of ASU 2016-02 on our Condensed Consolidated Financial Statements. However, we expect to adopt this standard prospectively with a cumulative-effect adjustment to opening equity in accordance with the alternative transition method outlined in ASU 2018-11, Leases (Topic 842): Targeted Improvements.

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

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
The standard modifies the disclosure requirements of ASC 820 by eliminating and modifying certain disclosures related to the fair value hierarchy and adding new disclosures related to Level 3 fair value measurements.
		January 2020	We do not expect the adoption of ASU 2018-13 to have a material impact our disclosures as we do not have any recurring or nonrecurring Level 3 fair value measurements.

ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
The standard adds requirements for an entity to disclose (i) the weighted-average interest crediting rates used in cash balance pension plans, (ii) a description of the reasons for significant gains and losses affecting the benefit obligation and (iii) an explanation of any other significant changes in the benefit obligation or plan assets. It also removes certain disclosures for defined benefit plans.
January 2020
We do not expect the adoption of ASU 2018-14 to have a material impact on our disclosures. We do not have a cash balance pension plan and do not expect gains or losses on our pension obligation to be material to the Condensed Consolidated Financial Statements.

ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
January 2020
We do not expect the adoption of ASU 2018-15 to have a material impact on our Condensed Consolidated Financial Statements as implementation costs for our hosting arrangements that are service contracts are immaterial.

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

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 19) ($ in thousands):

	Three Months Ended September 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$52,047	$14,848	$22,800	$33,938	$—	$123,633
Non-package revenue	6,681	2,169	4,780	5,170	—	18,800
Management fees	—	—	—	—	152	152
Cost reimbursements	—	—	—	—	227	227
Total revenue	$58,728	$17,017	$27,580	$39,108	$379	$142,812

	Three Months Ended September 30, 2017
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$53,926	$14,435	$21,468	$12,264	$—	$102,093
Non-package revenue	7,697	2,457	4,670	1,413	12	16,249
Total revenue	$61,623	$16,892	$26,138	$13,677	$12	$118,342

	Nine Months Ended September 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$182,913	$57,057	$83,849	$78,466	$342	$402,627
Non-package revenue	22,775	10,338	15,644	12,994	1	61,752
Management fees	—	—	—	—	503	503
Cost reimbursements	—	—	—	—	349	349
Total revenue	$205,688	$67,395	$99,493	$91,460	$1,195	$465,231

	Nine Months Ended September 30, 2017
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$189,531	$58,365	$81,813	$43,793	$—	$373,502
Non-package revenue	25,770	11,588	15,121	7,014	12	59,505
Total revenue	$215,301	$69,953	$96,934	$50,807	$12	$433,007
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
Contract assets and liabilities

We do not have any material contract assets as of September 30, 2018 and December 31, 2017 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented within advance deposits (see Note 18) within trade and other payables on our Condensed Consolidated Balance Sheet. Contract liabilities decreased from $40.9 million as of December 31, 2017 to $39.4 million as of September 30, 2018. The decrease for the nine months ended September 30, 2018 was primarily driven by $35.0 million of package revenue recognized that was included in the advanced deposits balance as of December 31, 2017, partially offset by additional cash payments received from guests prior to their stay and $5.8 million in advance deposits acquired in the business combination with the Sagicor Parties (as defined in Note 4).
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
Note 4. Business combinations
Business combination with the Sagicor Parties

On February 26, 2018, we entered into a Share Exchange Implementation Agreement with JCSD Trustee Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, and Sagicor Real Estate X Fund Limited (collectively, the “Sagicor Parties”), as amended by that certain First Amendment to Share Exchange Implementation Agreement dated May 31, 2018 (as amended, the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Sagicor Parties agreed to contribute a portfolio of the following assets (the “Sagicor Assets”) to a subsidiary of Playa in exchange for consideration consisting of a combination of our ordinary shares and cash:

•	The Hilton Rose Hall Resort & Spa;

•	The Jewel Runaway Bay Beach & Golf Resort;

•	The Jewel Dunn’s River Beach Resort;

•	The Jewel Paradise Cove Beach Resort & Spa;

•	The 88 units comprising one of the towers in the multi-tower condominium and spa at the Jewel Grande Montego Bay;

•	Developable land sites adjacent to the Jewel Grande Montego Bay and the Hilton Rose Hall Resort & Spa;

•	The management contract for the units owned by the Sagicor Parties at the Jewel Grande Montego Bay; and

•	All of the Sagicor Parties' rights to “The Jewel” hotel brand.

On June 1, 2018 (the “Acquisition Date”), we consummated our acquisition of the Sagicor Assets for total consideration, after preliminary prorations and working capital adjustments, of $308.5 million. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, and allocated the purchase price to the fair values of assets acquired and liabilities assumed. The business combination with the Sagicor Parties allows us to expand our portfolio of resorts in the all-inclusive segment of the lodging industry, capitalize on opportunities for growth and create significant operational synergies.

The following table summarizes the fair value of each class of consideration transferred to the Sagicor Parties on the Acquisition Date ($ in thousands, except share data):

Cash consideration, net of cash acquired of $0.1 million	$93,128
Ordinary shares (20,000,000 shares at the Acquisition Date closing price of $10.77 per share, €0.10 par value)	215,400
Total purchase consideration	$308,528

Preliminary fair values of assets acquired and liabilities assumed
The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date, as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2018, filed with the SEC on August 6, 2018, and as of September 30, 2018. Our preliminary estimates are based on the information that was available as of the Acquisition Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which can be up to one year from the Acquisition Date.

The acquisition of the ground lease, which previously gave rise to the favorable intangible ground lease asset, was contingent on certain terms and conditions disclosed in the Contribution Agreement. We chose not to assume the ground lease as these terms and conditions were not met. We also revised our estimate of deferred income taxes based on this election and the receipt of updated tax basis information of the net assets acquired. The impact of these adjustments is as follows ($ in thousands):

	June 1, 2018 (as previously reported)	Adjustments	June 1, 2018 (as adjusted)
Total purchase consideration	$308,528	$—	$308,528
Net assets acquired
Working capital	(1,665)	—	(1,665)
Property and equipment	309,452	2,847	312,299
Identifiable intangible assets and liabilities	2,197	(2,646)	(449)
Deferred income taxes	(28,753)	4,040	(24,713)
Goodwill	27,297	(4,241)	23,056
Total net assets acquired	$308,528	$—	$308,528
Property and equipment
We acquired property and equipment, which primarily consists of the all-inclusive resorts and adjacent developable land sites that we acquired. We provisionally estimated the value of the acquired property and equipment using a combination of the income and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions (as described in Note 16), such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the Sagicor Assets.
Identified intangible assets and liabilities
The following table presents our preliminary estimates of the fair values of the identified intangible assets and liabilities and their related estimated useful lives that we acquired on the Acquisition Date ($ in thousands):

	Balance Sheet Classification	Estimated Fair Value	Weighted-Average Amortization Period (in years)
Management agreement	Other intangible assets	$1,900	20
Unfavorable ground lease liability	Other liabilities	(2,349)	22
Total identifiable intangibles acquired		$(449)
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
Deferred income taxes
Deferred income taxes primarily relate to the fair value of non-current assets and liabilities acquired from the Sagicor Parties, including property and equipment, intangible assets and liabilities and other. We have not finalized our analysis, but we have provisionally estimated deferred income taxes based on the statutory rate in the jurisdiction of the legal entities where the acquired non-current assets and liabilities are recorded. During the third quarter of 2018, we revised our estimate of deferred income taxes based on changes to our preliminary valuations of the related assets and liabilities, which resulted in us recording deferred tax assets of $2.1 million and deferred tax liabilities of $26.8 million as of September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pro forma revenue	$142,812	$140,741	$514,995	$511,507
Pro forma net (loss) income	$(5,422)	$(3,467)	$45,640	$15,607
Pro forma (losses) earnings per share - Basic	$(0.04)	$(0.03)	$0.35	$0.06
Pro forma (losses) earnings per share - Diluted	$(0.04)	$(0.03)	$0.35	$0.06

The unaudited pro forma financial information for the three and nine months ended September 30, 2018 and 2017 includes adjustments for:

•	Depreciation and amortization expense resulting from the estimated fair values of acquired property and equipment and identifiable definite-lived intangible assets and liabilities, respectively;

•	Elimination of the Sagicor Assets' management fees and interest expense;

•	Interest expense resulting from the issuance of an $100.0 million term loan add-on (see Note 14);

•	Related income tax effects; and

•	Weighted average number of shares outstanding.

For the nine months ended September 30, 2018, we incurred approximately $2.9 million in transaction costs related to the business combination and approximately $1.3 million in transaction costs related to the issuance of the $100.0 million term loan add-on. These costs are recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and are reflected in unaudited pro forma net income for the nine months ended September 30, 2017 in the table above.
Sagicor Assets' results of operations
The following table presents the results of the Sagicor Assets' operations, which are recorded within our Jamaica reportable segment, included in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the period from the Acquisition Date through September 30, 2018 ($ in thousands):

June 2, 2018 - September 30, 2018
Revenue	$31,961
Net income	$1,714

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
Note 5. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Land, buildings and improvements	$1,791,723	$1,493,407
Fixtures and machinery	55,946	53,188
Furniture and other fixed assets	205,851	173,912
Construction in progress	71,707	29,220
Total property and equipment, gross	2,125,227	1,749,727
Accumulated depreciation	(330,733)	(283,401)
Total property and equipment, net	$1,794,494	$1,466,326
Depreciation expense for property and equipment was $50.8 million and $39.4 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense for property and equipment was $19.8 million and $13.6 million for the three months ended September 30, 2018 and 2017, respectively.
For the nine months ended September 30, 2018 and 2017, $3.4 million and $0.7 million of interest expense was capitalized on qualifying assets, respectively. For the three months ended September 30, 2018 and 2017, $1.3 million and $0.7 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of our debt.

Cap Cana development

On July 12, 2017, we acquired the land for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of the consideration in cash upon closing of the acquisition. The remaining $10.6 million balance is due on the earlier of (i) two years from the beginning of construction of the resorts or (ii) the opening of the resorts and is recorded in other liabilities within the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017.
Note 6. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the three months ended September 30, 2018, our income tax provision was $0.4 million, compared to a $0.2 million tax provision for the three months ended September 30, 2017. The increased income tax provision of $0.2 million was driven primarily by the decreased tax benefit associated with future tax liabilities of certain Mexican entities. The increased discrete tax expense associated with foreign exchange rate fluctuations was almost fully offset by the decrease in tax expense from decreased pre-tax book income of our tax paying entities.
For the nine months ended September 30, 2018, our income tax provision was $6.6 million, compared to a $20.1 million tax provision for the nine months ended September 30, 2017. The decreased income tax provision of $13.5 million was driven primarily by the decrease in tax expense from decreased pre-tax book income of our tax paying entities and the increased discrete tax benefit associated with foreign exchange rate fluctuations.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as U.S. Tax Reform.  As noted in our Annual Report on Form 10-K for the year ended December 31, 2017, the Company completed its deferred tax accounting related to the reduction to the U.S. corporate income tax rate from 35% to 21%. We are not aware of any significant changes to this legislation for the nine months ended September 30, 2018. Since we are a company incorporated in the Netherlands and do not have any controlled foreign corporations under U.S. tax law, we concluded that the new legislation related to global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) does not apply and therefore no policy decision is required.
Note 7. Related party transactions
The following summarizes transactions and arrangements that we have entered into with related parties. The details of the balances between us and related parties as of September 30, 2018 and December 31, 2017 are as follows ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Accounts receivable	$6,321	$1,495
Accounts and other payables	$2,274	$2,966
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

Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2018 and 2017 were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Hyatt franchise fees (1)	$3,248	$2,980	$12,293	$10,754
Lease payments (2)	258	270	730	848
Dividends on the Preferred Shares (3)	—	—	—	7,922
Deferred consideration accretion (4)	—	—	—	36
Interest expense on related party debt (4)	—	—	—	372
Total transactions with related parties	$3,506	$3,250	$13,023	$19,932
________

(1)	Included in direct expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2)	Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

(3)	Included in dividends of Preferred Shares in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

(4)	Included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $0.7 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. Lease payments related to this space were $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively.
One of our previous offices in Cancún, Mexico was owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million for the three and nine months ended September 30, 2017.
Note 8. Commitments and contingencies
Litigation, claims and assessments
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and workers' compensation and other employee claims. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our Condensed Consolidated Financial Statements.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We have provided all requested documentation to the Dutch tax authorities for their review and expect to receive their final determination during the fourth quarter of 2018. We have an estimated amount of $1.6 million as a tax contingency at September 30, 2018 that is recorded in other liabilities within the Condensed Consolidated Balance Sheet.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $0.5 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively), in each case using a 20% straight-line depreciation per annum.

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
Rental expense under non-cancelable operating leases, including contingent leases, consisted of $1.8 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. Rental expense under non-cancelable operating leases, including contingent leases, consisted of $0.7 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively.
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
On December 28, 2017, a member of our Board of Directors waived his previously granted share-based compensation for his services as a member of our Board, and transferred 7,367 ordinary shares back to us for no consideration. The shares are recorded as treasury shares on the Condensed Consolidated Balance Sheet as of September 30, 2018.
As of September 30, 2018, our ordinary share capital consisted of 130,478,993 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 2,099,127 restricted shares and 10,658 share units were outstanding under the 2017 Plan (as defined in Note 11). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of share units are neither entitled to vote nor dispose of such shares until they vest.
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
On August 8, 2018, we repurchased 12,230 of the outstanding Earnout Warrants for less than $0.1 million. The Earnout Warrant repurchase resulted in a reduction to paid in capital and had no impact on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2018.
As of September 30, 2018, there were 2,987,770 Earnout Warrants outstanding.
Note 11. Share-based compensation
The Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. As of September 30, 2018, there were 1,295,245 shares available for future grants under the 2017 Plan.
Restricted share awards
Restricted share awards consist of restricted shares and share units that are granted to eligible employees, executives, and board members and consist of ordinary shares subject to restrictions and to a risk of forfeiture. Restricted share awards issued to employees and executives of the Company generally vest either pro rata over a three year period or over a five year period with 25% of the underlying award vesting on the third anniversary of the grant date of the award, 25% vesting on the fourth anniversary of the grant date of the award and 50% vesting on the fifth anniversary of the grant date of the award. Restricted share awards issued to directors of the Company for their services as directors generally vest immediately on the grant date of the award.

The vesting of restricted share awards is subject to the holder's continued employment through the applicable vesting date. Unvested restricted share awards will be forfeited if the employee's or the executive's employment terminates during the vesting period, provided that unvested restricted share awards will accelerate upon certain terminations of employment as set forth in the applicable award agreements.

The holders of restricted shares have the right to vote the restricted shares and receive all dividends declared and paid on such shares, provided that dividends paid on unvested restricted shares will be subject to the same conditions and restrictions applicable to the underlying restricted shares. The holders of share units have no right to vote and may be entitled to receive, upon payment of a cash dividend, a cash payment for each share unit which is equal to the per-share dividend paid on our ordinary shares.

Compensation expense for the restricted share awards is measured based upon the fair market value of our ordinary shares at the date of grant and is recognized on a straight-line basis over the vesting period.

A summary of our restricted share awards from January 1, 2018 to September 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2018	1,265,830	$10.19
Granted	535,881	10.76
Vested	(181,296)	10.34
Forfeited	(49,581)	10.27
Unvested balance at September 30, 2018	1,570,834	$10.37

The total fair value of vested restricted share awards during the nine months ended September 30, 2018 and 2017 was $1.9 million and $1.5 million, respectively. The total fair value of vested restricted share awards during the three months ended September 30, 2017 was $1.0 million. No restricted share awards vested during the three months ended September 30, 2018.

As of September 30, 2018 and 2017, the unrecognized compensation cost related to restricted share awards was $12.3 million and $11.9 million, respectively, and is expected to be recognized over a weighted-average period of approximately 2.9 years and 4.0 years, respectively.

Compensation expense related to the restricted share awards was $3.9 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively, and $1.1 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Performance share awards

Performance share awards consist of ordinary shares that may become earned and vested based on the achievement of performance targets adopted by our Compensation Committee. The actual number of ordinary shares that ultimately vest will range from 0% to 150% of the target award and will be determined at the end of the three year performance period based on two performance criteria as defined in the applicable award agreements for the period of performance.

Any ordinary shares that ultimately vest based on the achievement of the applicable performance criteria will be deemed to be vested on the date on which our Compensation Committee certifies the level of achievement of such performance criteria. Except in connection with certain qualifying terminations of employment, as set forth in the applicable award agreements, the awards require continued service through the certification date. The holders of these awards have voting rights equivalent to the target level of ordinary shares granted to the holder and any dividends declared on such shares will be accumulated and paid within 30 days after and to the extent the target ordinary shares vest.

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

As of September 30, 2018 and 2017, the unrecognized compensation cost related to the performance share awards was $2.5 million and $2.0 million, respectively, and is expected to be recognized over a weighted-average period of 2.0 years and 2.3 years, respectively. Compensation expense related to the performance share awards was approximately $1.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
The calculations of basic and diluted EPS are as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income	$(5,422)	$(5,667)	$33,216	$11,442
Non-cash dividend to warrant holders	—	—	—	(879)
Preferred Share dividends	—	—	—	(7,922)
Allocation of undistributed earnings to preferred shareholders	—	—	—	(277)
Numerator for basic EPS - (loss) income available to ordinary shareholders	(5,422)	(5,667)	33,216	2,364
Add back Preferred Share dividends (1)	—	—	—	—
Add back undistributed earnings to preferred shareholders (1)	—	—	—	—
Numerator for diluted EPS - (loss) income available to ordinary shareholders after assumed conversions	$(5,422)	$(5,667)	$33,216	$2,364
Denominator:
Denominator for basic EPS - weighted-average shares	130,478,993	110,286,197	119,344,659	92,377,968
Effect of dilutive securities:
Unvested restricted share awards	—	—	302,705	75,479
Preferred Shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	130,478,993	110,286,197	119,647,364	92,453,447

EPS - Basic	$(0.04)	$(0.05)	$0.28	$0.03
EPS - Diluted	$(0.04)	$(0.05)	$0.28	$0.03
    ________
(1) For the nine months ended September 30, 2017, Preferred Share dividends of our Predecessor of $7.9 million and the preferred shareholders’ allocation of undistributed earnings of our Predecessor of $0.3 million were not added back for purposes of calculating diluted EPS because the effect of treating our Predecessor's Preferred Shares as if they had been converted to their 10,560,175 ordinary share equivalents as of January 1, 2017 was anti-dilutive.

For the three months ended September 30, 2018 and 2017, 538,951 and 265,222 of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS as the performance criteria were not met as of the end of the reporting period. For the three months ended September 30, 2018 and 2017, 1,570,834 and 1,278,051 of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the nine months ended September 30, 2018 and 2017, 538,951 and 265,222 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the reporting period. For the nine months ended September 30, 2018, 39,345 of unvested restricted share awards were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2018, outstanding Earnout Warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of September 30, 2018. For the three and nine months ended September 30, 2017 outstanding Earnout Warrants to acquire a total of 3,000,000 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of September 30, 2017.

Note 14. Debt
Debt consists of the following ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Debt obligations
Term Loan(1)	$999,073	$906,398
Revolving Credit Facility	—	—
Total debt obligations	999,073	906,398
Unamortized discount
Discount on Term Loan	(2,812)	(2,600)
Total unamortized discount	(2,812)	(2,600)
Unamortized debt issuance costs:
Term Loan	(4,697)	(5,583)
Total unamortized debt issuance costs	(4,697)	(5,583)
Total debt	$991,564	$898,215
________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 4.99% and 4.62% as of September 30, 2018 and December 31, 2017, respectively. Effective March 29, 2018, we entered into two interest rate swaps to fix LIBOR at 2.85% on $800.0 million of our Term Loan (See Note 15).

Second Amendment to Amended & Restated Credit Agreement

On June 7, 2018, we entered into the Second Amendment to Amended & Restated Credit Agreement (the “Amendment”), which amended the Amended & Restated Credit Agreement dated as of April 27, 2017 (the “Existing Credit Agreement”). The Amendment amended the Existing Credit Agreement to, among other things (i) effect an incremental term loan facility of $100.0 million (the “Incremental Term Loan” and, together with the existing terms loans that were in effect prior to the Amendment, the “Term Loan”) pursuant to our option to request incremental loans under the Existing Credit Agreement and (ii) decrease the interest rate applicable to the Term Loan by 0.50% to, at our option, either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The other terms to the Existing Credit Agreement, including those disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2018, were not effected by the Amendment.
Financial maintenance covenants
Our Existing Credit Agreement requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Existing Credit Agreement. We were in compliance with all applicable covenants as of September 30, 2018.
Note 15. Derivative financial instruments
Interest rate swaps
Effective March 29, 2018, we entered into two interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt, including the Revolving Credit Facility and Term Loan. The interest rate swaps have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate, which results in us fixing LIBOR at 2.85% on $800.0 million of our Term Loan. The interest rate swaps are not for trading purposes and we have not designated the interest rate swaps for hedge accounting treatment. As a result, changes in fair value of the interest rate swaps are recognized in earnings immediately as interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The interest rate swaps mature on March 31, 2023.

The following table presents the location and effects of the derivative instruments in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not Designated as Hedging Instruments	Financial Statement Classification	2018	2017	2018	2017
Interest rate swaps	Interest expense (1)	$(3,985)	$—	$1,642	$—
________
(1) Negative amounts in the table above represent reductions to interest expense resulting from the change in fair value of the interest rate swaps.

The following table presents the location and fair value of the derivative instruments in the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 ($ in thousands):

		As of September 30,	As of December 31,
Derivatives not Designated as Hedging Instruments	Balance Sheet Classification	2018	2017
Derivative assets:
Interest rate swaps	Derivative financial instruments	$1,817	$—

Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. The Company incorporates these counterparty credit risks in its fair value measurements (see Note 16). The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.
Note 16. Fair value of financial instruments
Our financial instruments consist of cash and cash equivalents, trade and other receivables, accounts receivable from related parties, trade and other payables, accounts payable to related parties, derivatives and debt. We believe the carrying value of these assets and liabilities, excluding the Term Loan, approximate their fair values as of September 30, 2018 and December 31, 2017.
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
The following table presents our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2018 ($ in thousands):

	September 30, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$1,817	$—	$1,817	$—
As of December 31, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis as our deferred consideration was settled during the third quarter of 2017.

The following table presents the changes in our Level 3 fair valued instruments for the three and nine months ended September 30, 2017 ($ in thousands):

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
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2018 and December 31, 2017 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$991,564	$—	$—	$990,835
Revolving Credit Facility	—	—	—	—
Total	$991,564	$—	$—	$990,835

	Carrying Value	Fair Value
	As of December 31, 2017	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$898,215	$—	$—	$916,369
Revolving Credit Facility	—	—	—	—
Total	$898,215	$—	$—	$916,369

The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value:
Interest rate swaps
The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk.

Financial instruments not recorded at fair value:
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

Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination without cause, which results in an unfunded benefit obligation. There were no plan assets as of September 30, 2018 or December 31, 2017 as contributions are made only to the extent benefits are paid.
The following table presents the components of net periodic pension cost for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$176	$183	$526	$542
Interest cost	94	87	270	234
Amortization of prior service cost	77	—	25	—
Effect of foreign exchange rates	201	(78)	226	514
Amortization of gain	(4)	(7)	(14)	(22)
Compensation-non-retirement post employment benefits	(16)	(41)	2	(36)
Settlement gain	—	(84)	—	(91)
Curtailment gain	(17)	(34)	(17)	(34)
Net periodic pension cost	$511	$26	$1,018	$1,107

The service cost component of net periodic pension cost is recorded within direct expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The non-service cost components of net periodic pension cost are recorded within other (expense) income for all periods presented.

Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2018 and December 31, 2017 ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Gross trade and other receivables	$37,426	$52,312
Allowance for doubtful accounts	(692)	(785)
Total trade and other receivables, net	$36,734	$51,527
We have not experienced any significant write-offs to our accounts receivable.
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2018 and December 31, 2017 ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Advances to suppliers	$12,590	$6,509
Prepaid income taxes	10,042	10,935
Prepaid other taxes (1)	11,552	10,737
Contract deposit (2)	2,700	2,700
Other assets	1,858	3,185
Total prepayments and other assets	$38,742	$34,066
________

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
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
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 19) as of September 30, 2018 and December 31, 2017 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value as of December 31, 2017	$51,731	$—	$—	$—	$51,731
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of December 31, 2017	51,731	—	—	—	51,731

Additions (see Note 4)	—	—	—	23,056	23,056

Gross carrying value as of September 30, 2018	51,731	—	—	23,056	74,787
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of September 30, 2018	$51,731	$—	$—	$23,056	$74,787

Other intangible assets
Other intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Gross carrying value:
Strategic alliance	$—	$3,616
Enterprise resource planning system (1)	1,405	—
Management contract (2)	1,900	—
Licenses (3)	858	981
Other	2,568	3,298
Gross carrying value	6,731	7,895

Accumulated amortization:
Strategic alliance	—	(3,616)
Enterprise resource planning system (1)	(27)	—
Management contract (2)	(24)	—
Other	(1,678)	(2,192)
Accumulated amortization	(1,729)	(5,808)

Net carrying value:
Strategic alliance	—	—
Enterprise resource planning system (1)	1,378	—
Management contract (2)	1,876	—
Licenses (3)	858	981
Other	890	1,106
Net carrying value	$5,002	$2,087
________
(1) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system. $1.1 million of these costs were placed into service in July 2018 and are being amortized over a weighted-average amortization period of 7 years.
(2) Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization. As of September 30, 2018 and December 31, 2017, such indefinite lived assets totaled $0.9 million and $1.0 million, respectively.
Amortization expense for intangible assets was $0.9 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively.

Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2018 and December 31, 2017 ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Trade payables	$21,436	$18,160
Advance deposits	39,447	43,884
Withholding and other taxes payable	44,781	34,904
Interest payable	420	5,586
Payroll and related accruals	15,525	13,848
Accrued expenses and other payables	19,721	23,146
Total trade and other payables	$141,330	$139,528
Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2018 and December 31, 2017 ($ in thousands):

	As of September 30,	As of December 31,
	2018	2017
Tax contingencies	$2,347	$2,310
Pension obligations	5,368	4,456
Cap Cana land purchase obligation	10,625	10,625
Unfavorable ground lease liability (1)	2,322	—
Other	1,811	2,003
Total other liabilities	$22,473	$19,394
________

(1)
Represents an unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4). Amortization is recorded in non-package revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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
We consider each one of our resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and nine months ended September 30, 2018 and 2017, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. We did not provide a reconciliation of reportable segments' assets to our consolidated assets as this information is not regularly reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.
The performance of our operating segments is evaluated primarily on adjusted earnings before interest expense, income tax provision, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax provision, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other (expense) income, net; (b) share-based compensation; (c) loss on extinguishment of debt; (d) transaction expenses; (e) severance expense; (f) other tax expense; (g) Jamaica delayed opening accrual reversal; (h) pre-opening expenses; (i) property damage insurance proceeds; and (j) repairs from hurricanes and tropical storms.
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
The following tables present segment net revenue, a reconciliation to gross revenue and segment Adjusted EBITDA and a reconciliation to net (loss) income ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Yucatàn Peninsula	$57,087	$59,630	$200,025	$209,305
Pacific Coast	16,211	15,872	65,081	67,377
Dominican Republic	27,580	26,139	99,493	96,935
Jamaica	36,651	13,144	87,141	49,091
Segment net revenue (1)	137,529	114,785	451,740	422,708
Other	—	10	343	12
Management fees	152	—	503	—
Cost reimbursements	227	—	349	—
Compulsory tips	4,904	3,547	12,296	10,287
Total gross revenue	$142,812	$118,342	$465,231	$433,007
________
(1) Segment net revenue represents total gross revenue less compulsory tips paid to employees, cost reimbursements and other miscellaneous revenue not derived from segment operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Yucatàn Peninsula	$18,484	$20,824	$83,814	$93,070
Pacific Coast	2,869	3,758	23,327	27,242
Dominican Republic	7,161	5,460	35,174	31,263
Jamaica	6,688	1,821	25,421	11,590
Segment Adjusted EBITDA	35,202	31,863	167,736	163,165
Other corporate - unallocated	(9,322)	(7,544)	(26,331)	(23,354)
Management fees	152	—	503	—
Total consolidated Adjusted EBITDA	26,032	24,319	141,908	139,811
Less:
Other expense (income), net	390	(1,939)	1,836	(626)
Share-based compensation	1,182	1,843	5,072	2,803
Loss on extinguishment of debt	—	—	—	12,526
Transaction expenses	1,447	1,893	7,678	11,193
Severance expense	333	—	333	442
Other tax expense	399	175	1,257	598
Jamaica delayed opening accrual reversal	—	(41)	(342)	(152)
Pre-opening expenses	87	—	87	—
Property damage insurance proceeds	(203)	—	(203)	—
Repairs from hurricanes and tropical storms	—	765	—	765
Add:
Non-service cost components of net periodic pension cost (benefit)	335	(157)	492	565
Interest expense	(7,637)	(13,099)	(35,151)	(41,187)
Depreciation and amortization	(20,138)	(13,808)	(51,709)	(40,093)
Net (loss) income before tax	(5,043)	(5,441)	39,822	31,547
Income tax provision	(379)	(226)	(6,606)	(20,105)
Net (loss) income	$(5,422)	$(5,667)	$33,216	$11,442
Note 20. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events occurring after September 30, 2018. Based on this evaluation, there were no subsequent events from September 30, 2018 through the date the Condensed Consolidated Financial Statements were issued.
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
The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors discussed in our filings with the United States Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC March 1, 2018, together with the following factors, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;

•	the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;

•	the success and continuation of our relationships with Hyatt and Hilton;

•	the volatility of currency exchange rates;

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the rebranding of two of our resorts under the all-inclusive “Panama Jack” brand and rebranding of certain resorts recently acquired from Sagicor (as defined below) in Jamaica;

•	our failure to successfully complete acquisition, expansion, repair and renovation projects in the timeframes and at the costs and returns anticipated;

•	changes we may make in timing and scope of our development and renovation projects;

•	significant increases in construction and development costs;

•	our ability to obtain and maintain financing arrangements on attractive terms;

•	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

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
Our financial statements, other financial information and operating statistics presented in this Quarterly Report on Form 10-Q reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Pace Business Combination to September 30, 2018.
On June 1, 2018, we completed a business combination with certain companies affiliated with Sagicor Group Jamaica Limited (collectively “Sagicor”) whereby Sagicor contributed to us a portfolio of all-inclusive resorts, two adjacent oceanfront developable land sites located on the North Coast of Jamaica, a management contract for the management of one of the resorts and all of Sagicor's rights to “The Jewel” hotel brand. The portfolio included four existing resorts including the 495-room Hilton Rose Hall Resort & Spa, the 268-room Jewel Runaway Bay Beach & Golf Resort, the 250-room Jewel Dunn’s River Beach Resort and the 225-room Jewel Paradise Cove Beach Resort & Spa (collectively the “Sagicor Assets”). It also included an 88-unit hotel tower and spa, two developable land sites with a potential density of up to 700 rooms and a hotel management contract for the Jewel Grande Montego Bay. The existing Sagicor Assets were previously managed by an external third-party operator but we assumed management of the Sagicor Assets upon the closing of the transaction. Consideration for such assets was comprised of 20,000,000 of our ordinary shares of Playa’s common stock and $93.1 million in net cash, pursuant to certain post-closing adjustments. In addition, two individuals nominated by Sagicor joined Playa’s Board of Directors upon the consummation of the transaction.
Our financial statements and other financial information also include the consolidation of the Sagicor Assets from June 2, 2018 to September 30, 2018.
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. Playa owns and/or manages a total portfolio consisting of 20 resorts (7,769 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancun, Hyatt Ziva Cancun, Panama Jack Resorts Cancun, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Dunn’s River Beach Resort, Jewel Grande Montego Bay Resort & Spa, Jewel Runaway Bay Beach & Golf Resort and Jewel Paradise Cove Beach Resort & Spa. Playa also owns five resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana, in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended September 30, 2018, we generated a net loss of $5.4 million, total revenue of $142.8 million, Net Package RevPAR of approximately $175.27 and Adjusted EBITDA of $26.0 million. For the three months ended September 30, 2017, we generated a net loss of $5.7 million, total revenue of $118.3 million, Net Package RevPAR of approximately $174.97 and Adjusted EBITDA of $24.3 million.
For the nine months ended September 30, 2018, we generated net income of $33.2 million, total revenue of $465.2 million, Net Package RevPAR of approximately $214.10 and Adjusted EBITDA of $141.9 million. For the nine months ended September 30, 2017, we generated net income of $11.4 million, total revenue of $433.0 million, Net Package RevPAR of approximately $217.24 and Adjusted EBITDA of $139.8 million.

Our Portfolio of Resorts
As the date hereof, the following table presents an overview of our resorts. None of the resorts we own individually contributed more than 12.8% of our Total Net Revenue or 18.7% of our consolidated Adjusted EBITDA for the nine months ended September 30, 2018. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	307
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	2002; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort (2)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	1985; 2009	513
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Dreams La Romana	La Romana, Dominican Republic	Dreams (all ages)	AMResorts (3)	1997; 2008	756
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008	495
Jewel Runaway Bay Beach & Golf Resort	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort	Ocho Rios, Jamaica	Curio by Hilton (adults only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Curio by Hilton (adults only)	Playa	2013	225
Jewel Grande Montego Bay (5)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,456
Managed Resorts
Sanctuary Cap Cana (4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	184
Jewel Grande Montego Bay (5)	Montego Bay, Jamaica	Sagicor (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					313
Total Rooms Owned and Operated					7,769
________
(1) Pursuant to an agreement with Panama Jack, we have rebranded these resorts under the Panama Jack brand. The rebranding was completed in 2017.
(2) Pursuant to an agreement with Hilton, this resort was rebranded as a Hilton all-inclusive resort on November 1, 2018. The resort is still owned and operated by Playa.
(3) Effective November 20, 2018, this resort will be operated by Playa and will be rebranded as a Hilton all-inclusive resort.
(4) Owned by a third party.
(5) Playa acquired an 88-unit tower as part of our acquisition of the Sagicor Assets. The 88-room tower is currently closed but once re-opened will operate as part of the Jewel Grande. Playa manages the majority of the units within the remaining two condo-hotel towers that comprise the Jewel Grande, as these two towers are owned by Sagicor.

Results of Operations
Three Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change	% Change
Revenue:
Package	$123,633	$102,093	$21,540	21.1%
Non-package	18,800	16,249	2,551	15.7%
Management fees	152	—	152	100.0%
Cost reimbursements	227	—	227	100.0%
Total revenue	142,812	118,342	24,470	20.7%
Direct and selling, general and administrative expenses:
Direct	91,573	75,807	15,766	20.8%
Selling, general and administrative	28,489	23,008	5,481	23.8%
Pre-opening	87	—	87	100.0%
Depreciation and amortization	20,138	13,808	6,330	45.8%
Gain on insurance proceeds	(686)	—	(686)	100.0%
Reimbursed costs	227	—	227	100.0%
Direct and selling, general and administrative expenses	139,828	112,623	27,205	24.2%
Operating income	2,984	5,719	(2,735)	(47.8)%
Interest expense	(7,637)	(13,099)	5,462	(41.7)%
Other (expense) income, net	(390)	1,939	(2,329)	(120.1)%
Net loss before tax	(5,043)	(5,441)	398	(7.3)%
Income tax provision	(379)	(226)	(153)	67.7%
Net loss	$(5,422)	$(5,667)	$245	(4.3)%
For a description of the operating metrics discussed in this section and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and a reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin (as defined below) for the three months ended September 30, 2018 and 2017:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	79.2%	78.5%	0.7	pts	0.9%
Net Package ADR	$221.40	$222.80	$(1.40)		(0.6)%
Net Package RevPAR	175.27	174.97	0.30		0.2%
	($ in thousands)
Net Package Revenue	$118,810	$98,674	$20,136		20.4%
Net Non-package Revenue	18,719	16,121	2,598		16.1%
Management Fee Revenue	152	—	152		100.0%
Total Net Revenue	137,681	114,795	22,886		19.9%
Adjusted EBITDA	$26,032	$24,319	$1,713		7.0%
Adjusted EBITDA Margin	18.9%	21.2%	(2.3	)pts	(10.8)%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	79.9%	78.5%	1.4	pts	1.8%
Net Package ADR	$222.54	$222.80	$(0.26)		(0.1)%
Net Package RevPAR	177.87	174.97	2.90		1.7%
	($ in thousands)
Net Package Revenue	$100,313	$98,674	$1,639		1.7%
Net Non-package Revenue	15,933	16,121	(188)		(1.2)%
Management Fee Revenue	152	—	152		100.0%
Total Net Revenue	116,398	114,795	1,603		1.4%
Adjusted EBITDA	$21,458	$24,319	$(2,861)		(11.8)%
Adjusted EBITDA Margin	18.4%	21.2%	(2.8	)pts	(13.2)%
Total Revenue and Total Net Revenue
Our total revenue for the three months ended September 30, 2018 increased $24.5 million, or 20.7%, compared to the three months ended September 30, 2017. Our Total Net Revenue for the three months ended September 30, 2018 increased $22.9 million, or 19.9%, compared to the three months ended September 30, 2017. This increase was driven by an increase in Net Package Revenue of $20.1 million, or 20.4%, and an increase in Net Non-package Revenue of $2.6 million, or 16.1%. This increase in Total Net Revenue was due to a $21.3 million increase attributable to the acquisition of the Sagicor Assets and an increase of $1.6 million at our comparable portfolio.
Our comparable resorts for the three months ended September 30, 2018 exclude the following: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort, and Jewel Paradise Cove Beach Resort & Spa, which we purchased on June 1, 2018.

The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2018	2017	Change	% Change

Net Package Revenue
Comparable Net Package Revenue	$100,313	$98,674	$1,639	1.7%
Non-comparable Net Package Revenue	18,497	—	18,497	100.0%
Net Package Revenue	118,810	98,674	20,136	20.4%

Net Non-package Revenue
Comparable Net Non-package Revenue	15,933	16,121	(188)	(1.2)%
Non-comparable Net Non-package Revenue	2,786	—	2,786	100.0%
Net Non-package Revenue	18,719	16,121	2,598	16.1%

Management Fee Revenue
Comparable Management Fee Revenue	152	—	152	100.0%
Non-comparable Management Fee Revenue	—	—	—	0.0%
Management Fee Revenue	152	—	152	100.0%

Net Revenue:
Comparable Net Revenue	116,398	114,795	1,603	1.4%
Non-comparable Net Revenue	21,283	—	21,283	100.0%
Total Net Revenue	137,681	114,795	22,886	19.9%
Plus: compulsory tips	4,904	3,547	1,357	38.3%
Cost reimbursements	227	—	227	100.0%
Total revenue	$142,812	$118,342	$24,470	20.7%
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses	$91,573	$75,807	$15,766	20.8%
Less: compulsory tips	4,904	3,547	1,357	38.3%
Net direct expenses	$86,669	$72,260	$14,409	19.9%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses for the three months ended September 30, 2018 were $86.7 million, or 62.9% of Total Net Revenue and $72.3 million, or 62.9%, of Total Net Revenue for the three months ended September 30, 2017.
Net direct expenses for the three months ended September 30, 2018 increased $14.4 million, or 19.9%, compared to the three months ended September 30, 2017. Net direct expenses increased due to the acquisition of the Sagicor Assets, which accounted for $14.4 million of the change. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.

Direct expenses consists of the following ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses:
Food and beverages	$22,906	$18,032	$4,874	27.0%
Guest costs	1,391	919	472	51.4%
Resort salary and wages	30,744	26,062	4,682	18.0%
Repairs and maintenance	4,450	4,266	184	4.3%
Utility expenses	9,421	7,524	1,897	25.2%
Licenses and property taxes	805	548	257	46.9%
Incentive and management fees	2,151	2,055	96	4.7%
Hyatt fees	3,248	2,980	268	9.0%
Panama Jack fees	183	—	183	100.0%
Hilton fees	862	—	862	100.0%
Other supplies and expense amortization	1,583	896	687	76.7%
Transportation and travel expenses	1,220	1,083	137	12.7%
Laundry and cleaning expenses	1,269	613	656	107.0%
Property and equipment rental expense	370	728	(358)	(49.2)%
Entertainment expenses	1,370	826	544	65.9%
Office supplies	241	1,012	(771)	(76.2)%
Other operational expenses	4,455	4,716	(261)	(5.5)%
Total net direct expenses	$86,669	$72,260	$14,409	19.9%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2018 increased $5.5 million, or 23.8%, compared to the three months ended September 30, 2017. Included in these results are increases in transaction expense, share based compensation expense and increased insurance expenses due to increased insurance premiums over prior year.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2018 increased $6.3 million, or 45.8%, compared to the three months ended September 30, 2017. This increase is due primarily to the acquisition of the Sagicor Assets and asset additions as part of the property renovations at Panama Jack Resorts Cancun, Panama Jack Resorts Playa del Carmen and Hyatt Ziva & Zilara Rose Hall in the prior year that have a full quarter of depreciation in the current year.
Gain on Insurance Proceeds
We received $0.5 million of net business interruption insurance proceeds during the three months ended September 30, 2018, which related to the impact of Hurricane Maria at the Dreams Palm Beach and Hurricane Maria and Hurricane Irma at Dreams La Romana during the third quarter of 2017. We also received an additional $0.2 million of property damage insurance proceeds at Dreams Palm Beach during the three months ended September 30, 2018. During the three months ended September 30, 2017, we had no such gain.
Interest Expense
Our interest expense for the three months ended September 30, 2018 decreased $5.5 million, or 41.7%, as compared to the three months ended September 30, 2017. This decrease was primarily attributable to the change in fair value of our interest rate swaps of $4.0 million and the non-cash impact of capitalized interest of $0.6 million.
Income Tax Provision
The income tax provision for the three months ended September 30, 2018 was $0.4 million, an increase of $0.2 million compared to the three months ended September 30, 2017, during which quarter we reported an income tax provision of $0.2 million.

The increased income tax expense was driven primarily by a decrease in the tax benefit associated with future tax liabilities of some Mexican entities. The $4.2 million increased discrete tax expense associated with foreign exchange rate fluctuations was almost fully offset by the $4.2 million decrease in tax expense from decreased pre-tax book income in our tax paying entities.
Adjusted EBITDA
Our Adjusted EBITDA for the three months ended September 30, 2018 increased $1.7 million, or 7.0%, compared to the three months ended September 30, 2017. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change	% Change
Revenue:
Package	$402,627	$373,502	$29,125	7.8%
Non-package	61,752	59,505	2,247	3.8%
Management fees	503	—	503	100.0%
Cost reimbursements	349	—	349	100.0%
Total revenue	465,231	433,007	32,224	7.4%
Direct and selling, general and administrative expenses:
Direct	250,742	231,567	19,175	8.3%
Selling, general and administrative	87,742	76,713	11,029	14.4%
Pre-opening	87	—	87	100.0%
Depreciation and amortization	51,709	40,093	11,616	29.0%
Reimbursed costs	349	—	349	100.0%
Gain on insurance proceeds	(2,207)	—	(2,207)	100.0%
Direct and selling, general and administrative expenses	388,422	348,373	40,049	11.5%
Operating income	76,809	84,634	(7,825)	(9.2)%
Interest expense	(35,151)	(41,187)	6,036	(14.7)%
Loss on extinguishment of debt	—	(12,526)	12,526	100.0%
Other (expense) income, net	(1,836)	626	(2,462)	(393.3)%
Net income before tax	39,822	31,547	8,275	26.2%
Income tax provision	(6,606)	(20,105)	13,499	(67.1)%
Net income	$33,216	$11,442	$21,774	190.3%

For a description of the operating metrics used in this section and non-U.S. GAAP measures and a reconciliation of Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue as computed under U.S. GAAP, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin (as defined below) for the nine months ended September 30, 2018 and 2017:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	83.2%	82.6%	0.6	pts	0.7%
Net Package ADR	$257.25	$263.00	$(5.75)		(2.2)%
Net Package RevPAR	214.10	217.24	(3.14)		(1.4)%
	($ in thousands)
Net Package Revenue	$390,365	$363,766	$26,599		7.3%
Net Non-package Revenue	61,718	58,954	2,764		4.7%
Management Fee Revenue	503	—	503		100.0%
Total Net Revenue	452,586	422,720	29,866		7.1%
Adjusted EBITDA	$141,908	$139,811	$2,097		1.5%
Adjusted EBITDA Margin	31.4%	33.1%	(1.7	)pts	(5.1)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	83.6%	82.6%	1.0	pts	1.2%
Net Package ADR	$260.87	$263.00	$(2.13)		(0.8)%
Net Package RevPAR	218.06	217.24	0.82		0.4%
	($ in thousands)
Net Package Revenue	$364,924	$363,766	$1,158		0.3%
Net Non-package Revenue	57,940	58,954	(1,014)		(1.7)%
Management Fee Revenue	503	—	503		100.0%
Total Net Revenue	423,367	422,720	647		0.2%
Adjusted EBITDA	$134,549	$139,811	$(5,262)		(3.8)%
Adjusted EBITDA Margin	31.8%	33.1%	(1.3	)pts	(3.9)%
Total Revenue and Total Net Revenue
Our total revenue for the nine months ended September 30, 2018 increased $32.2 million, or 7.4%, compared to the nine months ended September 30, 2017. Our Total Net Revenue for the nine months ended September 30, 2018 increased $29.9 million, or 7.1%, compared to the nine months ended September 30, 2017. This increase was driven by an increase in Net Package Revenue of $26.6 million, or 7.3%, and an increase in Net Non-package Revenue of $2.8 million, or 4.7%. This increase in Total Net Revenue was due to a $29.2 million increase attributable to the acquisition of the Sagicor Assets and by an increase of $0.7 million at our comparable portfolio.
Our comparable resorts for the nine months ended September 30, 2018 exclude the following: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort, and Jewel Paradise Cove Beach Resort & Spa, which we purchased on June 1, 2018.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2018	2017	Change	% Change

Net Package Revenue
Comparable Net Package Revenue	$364,924	$363,766	$1,158	0.3%
Non-comparable Net Package Revenue	25,441	—	25,441	100.0%
Net Package Revenue	390,365	363,766	26,599	7.3%

Net Non-package Revenue
Comparable Net Non-package Revenue	57,940	58,954	(1,014)	(1.7)%
Non-comparable Net Non-package Revenue	3,778	—	3,778	100.0%
Net Non-package Revenue	61,718	58,954	2,764	4.7%

Management Fee Revenue
Comparable Management Fee Revenue	503	—	503	100.0%
Non-comparable Management Fee Revenue	—	—	—	0.0%
Management Fee Revenue	503	—	503	100.0%

Net Revenue:
Comparable Net Revenue	423,367	422,720	647	0.2%
Non-comparable Net Revenue	29,219	—	29,219	100.0%
Total Net Revenue	452,586	422,720	29,866	7.1%
Plus: compulsory tips	12,296	10,287	2,009	19.5%
Cost reimbursements	349	—	349	100.0%
Total revenue	$465,231	$433,007	$32,224	7.4%
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses	$250,742	$231,567	$19,175	8.3%
Less: tips	12,296	10,287	2,009	19.5%
Net direct expenses	$238,446	$221,280	$17,166	7.8%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses for the nine months ended September 30, 2018 were $238.4 million, or 52.7%, of Total Net Revenue and $221.3 million, or 52.3%, of Total Net Revenue for the nine months ended September 30, 2017.
Net direct expenses for the nine months ended September 30, 2018 increased $17.2 million, or 7.8%, compared to the nine months ended September 30, 2017. Net direct expenses increased primarily due to the acquisition of the Sagicor Assets, which accounted for $19.2 million of the change. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.

Direct expenses consists of the following ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses:
Food and beverages	$61,298	$55,396	$5,902	10.7%
Guest costs	3,595	2,890	705	24.4%
Salaries and wages	85,607	77,189	8,418	10.9%
Repairs and maintenance	10,782	11,292	(510)	(4.5)%
Utilities	21,733	22,149	(416)	(1.9)%
Licenses and property taxes	2,299	1,779	520	29.2%
Incentive and management fees	9,038	9,035	3	0.0%
Hyatt fees	12,293	10,754	1,539	14.3%
Panama Jack fees	538	—	538	100.0%
Hilton fees	1,110	—	1,110	100.0%
Other supplies and expense amortization	4,196	2,884	1,312	45.5%
Transportation and travel expenses	3,244	3,220	24	0.7%
Laundry and cleaning expenses	3,106	1,906	1,200	63.0%
Property and equipment rental expense	2,882	3,239	(357)	(11.0)%
Entertainment expenses	4,018	2,650	1,368	51.6%
Office supplies	1,383	3,161	(1,778)	(56.2)%
Other operational expenses	11,324	13,736	(2,412)	(17.6)%
Total net direct expenses	$238,446	$221,280	$17,166	7.8%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2018 increased $11.0 million, or 14.4%, compared to the nine months ended September 30, 2017. This increase was primarily driven by an increase in share-based compensation expense of $2.3 million and the acquisition of the Sagicor Assets, which accounted for an additional $3.3 million of expenses.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2018 increased $11.6 million, or 29.0%, compared to the nine months ended September 30, 2017. This increase is primarily due to the acquisition of the Sagicor Assets and to asset additions as part of the property renovations at Panama Jack Resorts Cancun, Panama Jack Resorts Playa del Carmen and Hyatt Ziva & Zilara Rose Hall in the prior year that have a full nine months of depreciation in the current year.
Gain on Insurance Proceeds
We received $2.0 million of net business interruption insurance proceeds during the nine months ended September 30, 2018, which related to the impact of Hurricane Maria at the Dreams Punta Cana and Dreams Palm Beach and the impact of Hurricane Maria and Hurricane Irma at Dreams La Romana during the third quarter of 2017. We also received an additional $0.2 million of property damage insurance proceeds at Dreams Palm Beach during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we had no such gain.
Interest Expense
Our interest expense for the nine months ended September 30, 2018 decreased $6.0 million, or 14.7%, as compared to the nine months ended September 30, 2017. This decrease was primarily attributable to the net decrease of $3.6 million due to the pay down in April and December 2017 of the senior unsecured notes issued by our Predecessor (the “Senior Notes due 2020”) offset by the add-on to our Term Loan, the non-cash impact of capitalized interest of $2.7 million and a decrease in the non-cash amortization of the discount and deferred financing costs of $0.7 million. This was partially offset by the change in fair value of our interest rate swaps of $1.6 million.

Income Tax Provision
The income tax provision for the nine months ended September 30, 2018 was $6.6 million, a decrease of $13.5 million compared to the nine months ended September 30, 2017, during which period we reported an income tax provision of $20.1 million. The decreased income tax expense was driven primarily by the $5.1 million decrease in tax expense from decreased pre-tax book income in our tax paying entities, and an increased discrete tax benefit of $8.3 million associated with foreign exchange rate fluctuations.
Adjusted EBITDA
Our Adjusted EBITDA for the nine months ended September 30, 2018 increased $2.1 million, or 1.5%, compared to the nine months ended September 30, 2017. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
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
“Net Non-package Revenue” represents all other revenues earned from the operations of our resorts, other than Net Package Revenue, net of compulsory tips paid to employees in Mexico and Jamaica. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net Non-package Revenue includes revenue associated with guests' purchases of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages, which are not included in the all-inclusive package. Revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.

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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue was immaterial to our operations for the nine months ended September 30, 2018, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue for the nine months ended September 30, 2018 and Net Package Revenue and Net Non-package Revenue for the nine months ended September 30, 2017. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on Operating income or Net (loss) income.
Occupancy
“Occupancy” represents the total number of rooms sold for a period divided by the total number of rooms available during such period. Occupancy is a useful measure of the utilization of a resort’s total available capacity and can be used to gauge demand at a specific resort or group of properties during a given period. Occupancy levels also enable us to optimize Net Package ADR by increasing or decreasing the stated rate for our all-inclusive packages as demand for a resort increases or decreases.
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
We define Owned Resort EBITDA as Adjusted EBITDA before corporate expenses and management fee income. EBITDA, Adjusted EBITDA and Owned Resort EBITDA are not a substitute for net (loss) income or any other measure determined in accordance with U.S. GAAP. There are limitations to the utility of non-U.S. GAAP financial measures, such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-U.S. GAAP financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, EBITDA, Adjusted EBITDA, and Owned Resort EBITDA should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business, and investors should carefully consider our U.S. GAAP results presented.
For a reconciliation of EBITDA, Adjusted EBITDA and Owned Resort EBITDA to net income as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue. We believe Adjusted EBITDA Margin provides our investors a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful.
Comparable Non-U.S. GAAP Measures
We believe that presenting Adjusted EBITDA, Total Net Revenue, Net Package Revenue and Net Non-package Revenue on a comparable basis is useful to investors because these measures include only the results of resorts owned and in operation for the entirety of the periods presented and thereby eliminate disparities in results due to the acquisition or disposition of resorts or the impact of resort closures or re-openings in connection with redevelopment or renovation projects. As a result, we believe these measures provide more consistent metrics for comparing the performance of our operating resorts. We calculate Comparable Adjusted EBITDA, comparable Total Net Revenue, comparable Net Package Revenue and comparable Net Non-package Revenue as the total amount of each respective measure less amounts attributable to non-comparable resorts, by which we mean resorts that were not owned or in operation during some or all of the relevant reporting period. For the three and nine months ended September 30, 2018, our non-comparable resorts were: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort, and Jewel Paradise Cove Beach Resort & Spa, which were acquired on June 1, 2018.
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

Segment Results
Three Months Ended September 30, 2018 and 2017
We evaluate our business segment operating performance using segment Net Revenue and segment Adjusted EBITDA. The following tables summarize segment Net Revenue and segment Adjusted EBITDA for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change	% Change
Net Revenue:
Yucatan Peninsula	$57,087	$59,630	$(2,543)	(4.3)%
Pacific Coast	16,211	15,872	339	2.1%
Dominican Republic	27,580	26,139	1,441	5.5%
Jamaica	36,651	13,144	23,507	178.8%
Segment Net Revenue	137,529	114,785	22,744	19.8%
Other	—	10	(10)	(100.0)%
Management fees	152	—	152	100.0%
Total Net Revenue	$137,681	$114,795	$22,886	19.9%

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change	% Change
Adjusted EBITDA:
Yucatan Peninsula	$18,484	$20,824	$(2,340)	(11.2)%
Pacific Coast	2,869	3,758	(889)	(23.7)%
Dominican Republic	7,161	5,460	1,701	31.2%
Jamaica	6,688	1,821	4,867	267.3%
Segment Adjusted EBITDA	35,202	31,863	3,339	10.5%
Other corporate - unallocated	(9,322)	(7,544)	(1,778)	23.6%
Management fees	152	—	152	100.0%
Total Adjusted EBITDA	$26,032	$24,319	$1,713	7.0%
For a reconciliation of segment Net Revenue and segment Adjusted EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 19 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	84.4%	86.2%	(1.8	)pts	(2.1)%
Net Package ADR	$239.94	$242.21		$(2.27)	(0.9)%
Net Package RevPAR	202.62	208.80	(6.18)		(3.0)%
	($ in thousands)
Net Package Revenue	$50,482	$52,019		$(1,537)	(3.0)%
Net Non-package Revenue	6,605	7,611	(1,006)		(13.2)%
Net Revenue	57,087	59,630	(2,543)		(4.3)%
Adjusted Resort EBITDA	$18,484	$20,824		$(2,340)	(11.2)%
Adjusted Resort EBITDA Margin	32.4%	34.9%	(2.5	)pts	(7.2)%
Segment Net Revenue. Our Net Revenue for the three months ended September 30, 2018 decreased $2.5 million, or 4.3%, compared to the three months ended September 30, 2017. Net Revenue at all properties in this segment except Hyatt Ziva Cancun decreased $3.9 million compared to the three months ended September 30, 2017. The strong performance of Hyatt Ziva Cancun, which accounted for a $1.4 million increase, offset these decreases.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended September 30, 2018 decreased $2.3 million, or 11.2%, compared to the three months ended September 30, 2017. Adjusted EBITDA at all properties in this segment except Hyatt Ziva Cancun decreased $2.8 million compared to the three months ended September 30, 2017. This was offset by strong performance of Hyatt Ziva Cancun, which accounted for a $0.5 million increase. All properties within this segment have been affected by increased insurance premiums and increased energy costs year over year which have contributed to a $1.1 million decrease in Adjusted EBITDA compared to the three months ended September 30, 2017.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Pacific Coast segment for the three months ended September 30, 2018 and 2017 for the total segment portfolio ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	72.5%	68.0%	4.5	pts	6.6%
Net Package ADR	$227.42	$231.95	$(4.53)		(2.0)%
Net Package RevPAR	164.86	157.71	7.15		4.5%
	($ in thousands)
Net Package Revenue	$14,045	$13,435	$610		4.5%
Net Non-package Revenue	2,166	2,437	(271)		(11.1)%
Net Revenue	16,211	15,872	339		2.1%
Adjusted Resort EBITDA	$2,869	$3,758	$(889)		(23.7)%
Adjusted Resort EBITDA Margin	17.7%	23.7%	(6.0	)pts	(25.3)%
Segment Net Revenue. Our Net Revenue for the three months ended September 30, 2018 increased $0.3 million, or 2.1%, compared to the three months ended September 30, 2017. This increase was due to the performance of Hyatt Ziva Puerto Vallarta, which accounted for a $0.3 million increase in Net Revenue compared to the three months ended September 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended September 30, 2018 decreased $0.9 million, or 23.7%, compared to the three months ended September 30, 2017. This decrease was due to the performance of Hyatt Ziva Los Cabos, which accounted for a $1.3 million decrease in Adjusted EBITDA compared to the three months ended September 30, 2017.

This decrease was offset by the strong performance of Hyatt Ziva Puerto Vallarta, which accounted for a $0.4 million increase in Adjusted EBITDA compared to the three months ended September 30, 2017. As noted above, all properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $0.6 million decrease in Adjusted EBITDA compared to the three months ended September 30, 2017.
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Dominican Republic segment for the three months ended September 30, 2018 and 2017 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	79.6%	77.0%	2.6	pts	3.4%
Net Package ADR	$165.90	$161.54	$4.36		2.7%
Net Package RevPAR	132.10	124.38	7.72		6.2%
	($ in thousands)
Net Package Revenue	$22,800	$21,468	$1,332		6.2%
Net Non-package Revenue	4,780	4,671	109		2.3%
Net Revenue	27,580	26,139	1,441		5.5%
Adjusted Resort EBITDA	$7,161	$5,460	$1,701		31.2%
Adjusted Resort EBITDA Margin	26.0%	20.9%	5.1	pts	24.4%
Segment Net Revenue. Our Net Revenue for the three months ended September 30, 2018 increased $1.4 million, or 5.5%, compared to the three months ended September 30, 2017. This increase was due to the performance of Dreams La Romana and Dreams Punta Cana, which accounted for a $1.6 million increase in Net Revenue compared to the three months ended September 30, 2017. This was partially offset by Dreams Palm Beach which accounted for a $0.2 million decrease in Net Revenue compared to the three months ended September 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended September 30, 2018 increased $1.7 million, or 31.2%, compared to the three months ended September 30, 2017. This increase was due to the performance of all hotels in the region. All properties within this segment have been affected by increased insurance premiums year over year which contributed to a $0.1 million offset to the increase in Adjusted EBITDA compared to the three months ended September 30, 2017.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Jamaica segment for the three months ended September 30, 2018 and 2017 for the total segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	74.3%	65.4%	8.9	pts	13.6%
Net Package ADR	$247.82	$315.03	$(67.21)		(21.3)%
Net Package RevPAR	184.18	206.05	(21.87)		(10.6)%
	($ in thousands)
Net Package Revenue	$31,483	$11,753	$19,730		167.9%
Net Non-Package Revenue	5,168	1,391	3,777		271.5%
Net Revenue	36,651	13,144	23,507		178.8%
Adjusted Resort EBITDA	$6,688	$1,821	$4,867		267.3%
Adjusted Resort EBITDA Margin	18.2%	13.9%	4.3	pts	30.9%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	72.2%	65.4%	6.8	pts	10.4%
Net Package ADR	$315.31	$315.03	$0.28		0.1%
Net Package RevPAR	227.67	206.05	21.62		10.5%
	($ in thousands)
Net Package Revenue	$12,986	$11,753	$1,233		10.5%
Net Non-Package Revenue	2,382	1,391	991		71.2%
Net Revenue	15,368	13,144	2,224		16.9%
Adjusted Resort EBITDA	$2,114	$1,821	$293		16.1%
Adjusted Resort EBITDA Margin	13.8%	13.9%	(0.1	)pts	(0.7)%
Segment Net Revenue. Our Net Revenue for the three months ended September 30, 2018 increased $23.5 million, or 178.8%, compared to the three months ended September 30, 2017. This increase was due to the performance of Hyatt Ziva and Zilara Jamaica which accounted for a $2.2 million increase and the acquisition of the Sagicor Assets, which accounted for a $21.3 million increase in Net Revenue compared to the three months ended September 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the three months ended September 30, 2018 increased $4.9 million, or 267.3%, compared to the three months ended September 30, 2017. This increase was due to the performance of Hyatt Ziva and Zilara Rose Hall which accounted for a $0.3 million increase compared to three months ended September 30, 2017 and the acquisition of the Sagicor Assets, which accounted for the remaining $4.6 million increase. Hyatt Ziva and Zilara Rose Hall continues to show positive results after completion of renovations in 2017. Comparable properties within this segment have been affected by increased insurance premiums and energy costs year over year which were a $0.5 million offset to the increase in Adjusted EBITDA compared to the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 and 2017
We evaluate our business segment operating performance using segment Net Revenue and segment Adjusted EBITDA. The following tables summarize segment Net Revenue and segment Adjusted EBITDA for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change	% Change
Net Revenue:
Yucatan Peninsula	$200,025	$209,305	$(9,280)	(4.4)%
Pacific Coast	65,081	67,377	(2,296)	(3.4)%
Dominican Republic	99,493	96,935	2,558	2.6%
Jamaica	87,141	49,091	38,050	77.5%
Segment Net Revenue	451,740	422,708	29,032	6.9%
Other(1)	343	12	331	2,758.3%
Management fees	503	—	503	100.0%
Total Net Revenue	$452,586	$422,720	$29,866	7.1%

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change	% Change
Adjusted EBITDA:
Yucatan Peninsula	$83,814	$93,070	$(9,256)	(9.9)%
Pacific Coast	23,327	27,242	(3,915)	(14.4)%
Dominican Republic	35,174	31,263	3,911	12.5%
Jamaica	25,421	11,590	13,831	119.3%
Segment Adjusted EBITDA	167,736	163,165	4,571	2.8%
Other corporate - unallocated	(26,331)	(23,354)	(2,977)	12.7%
Management fees	503	—	503	100.0%
Total Adjusted EBITDA	$141,908	$139,811	$2,097	1.5%
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
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Yucatán Peninsula segment for the nine months ended September 30, 2018 and 2017 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	87.0%	88.5%	(1.5	)pts	(1.7)%
Net Package ADR	$276.11	$280.56		$(4.45)	(1.6)%
Net Package RevPAR	240.17	248.30	(8.13)		(3.3)%
	($ in thousands)
Net Package Revenue	$177,553	$183,804		$(6,251)	(3.4)%
Net Non-Package Revenue	22,472	25,501	(3,029)		(11.9)%
Net Revenue	200,025	209,305	(9,280)		(4.4)%
Adjusted Resort EBITDA	$83,814	$93,070		$(9,256)	(9.9)%
Adjusted Resort EBITDA Margin	41.9%	44.5%	(2.6	)pts	(5.8)%
 Segment Net Revenue. Our Net Revenue for the nine months ended September 30, 2018 decreased $9.3 million, or 4.4%, compared to the nine months ended September 30, 2017. Net Revenue at all properties in this segment except Hyatt Ziva Cancun decreased $14.5 million compared to the nine months ended September 30, 2017 due to their decrease in both Net Package ADR and Occupancy compared to the prior year. The strong performance of Hyatt Ziva Cancun, which accounted for a $5.2 million increase, offset these decreases.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the nine months ended September 30, 2018 decreased $9.3 million, or 9.9%, compared to the nine months ended September 30, 2017. Adjusted EBITDA at all properties in this segment except Hyatt Ziva Cancun decreased $10.8 million compared to the nine months ended September 30, 2017. This was offset by the performance of Hyatt Ziva Cancun, which accounted for a $1.5 million increase in Adjusted EBITDA compared to the nine months ended September 30, 2017. All properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $1.4 million decrease in Adjusted EBITDA compared to the nine months ended September 30, 2017.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Pacific Coast segment for the nine months ended September 30, 2018 and 2017 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	76.7%	73.0%	3.7	pts	5.1%
Net Package ADR	$282.56	$303.31		$(20.75)	(6.8)%
Net Package RevPAR	216.77	221.36	(4.59)		(2.1)%
	($ in thousands)
Net Package Revenue	$54,800	$55,959		$(1,159)	(2.1)%
Net Non-Package Revenue	10,281	11,418	(1,137)		(10.0)%
Net Revenue	65,081	67,377	(2,296)		(3.4)%
Adjusted Resort EBITDA	$23,327	$27,242		$(3,915)	(14.4)%
Adjusted Resort EBITDA Margin	35.8%	40.4%	(4.6	)pts	(11.4)%
Segment Net Revenue. Our Net Revenue for the nine months ended September 30, 2018 decreased $2.3 million, or 3.4%, compared to the nine months ended September 30, 2017. The decrease was due to the performance of Hyatt Ziva Los Cabos, which accounted for a $3.1 million decrease in Net Revenue compared to the nine months ended September 30, 2017. These results were partially offset by Hyatt Ziva Puerto Vallarta, which accounted for a $0.8 million increase in Net Revenue. Hyatt Ziva Los Cabos has had less group business due to cancellations versus the prior year, whereas results from Hyatt Ziva Puerto Vallarta have remained strong. As groups generally pay increased rates, a decrease in group business contributed to the decrease in Net Revenue compared to the nine months ended September 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the nine months ended September 30, 2018 decreased $3.9 million, or 14.4%, compared to the nine months ended September 30, 2017. This decrease was due to decreased Adjusted EBITDA by both hotels in this region compared to the nine months ended September 30, 2017. All properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $0.6 million decrease in Adjusted EBITDA compared to the nine months ended September 30, 2017.
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Dominican Republic segment for the nine months ended September 30, 2018 and 2017 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	84.8%	82.9%	1.9	pts	2.3%
Net Package ADR	$193.11	$192.60	$0.51		0.3%
Net Package RevPAR	163.72	159.74	3.98		2.5%
	($ in thousands)
Net Package Revenue	$83,849	$81,813	$2,036		2.5%
Net Non-Package Revenue	15,644	15,122	522		3.5%
Net Revenue	99,493	96,935	2,558		2.6%
Adjusted Resort EBITDA	$35,174	$31,263	$3,911		12.5%
Adjusted Resort EBITDA Margin	35.4%	32.3%	3.1	pts	9.6%
Segment Net Revenue. Our Net Revenue for the nine months ended September 30, 2018 increased $2.6 million, or 2.6%, compared to the nine months ended September 30, 2017. This increase was due to increased Net Revenue by Dreams La Romana, which accounted for $3.1 million compared to the nine months ended September 30, 2017. This was partially offset by the performance of Dreams Punta Cana and Dreams Palm Beach, which accounted for a decrease of $0.5 million in Net Revenue compared to the nine months ended September 30, 2017.

Segment Adjusted EBITDA. Our Adjusted EBITDA for the nine months ended September 30, 2018 increased $3.9 million, or 12.5%, compared to the nine months ended September 30, 2017. This increase was due to increased Adjusted EBITDA by all properties in this region. All properties within this segment have been affected by increased insurance premiums year over year which were a $0.1 million offset to the increase in Adjusted EBITDA compared to the nine months ended September 30, 2017.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Net Revenue, Adjusted Resort EBITDA and Adjusted Resort EBITDA Margin for our Jamaica segment for the nine months ended September 30, 2018 and 2017 for the total segment portfolio.
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	77.2%	70.1%	7.1	pts	10.1%
Net Package ADR	$301.13	$355.39	$(54.26)		(15.3)%
Net Package RevPAR	232.44	249.26	(16.82)		(6.7)%
	($ in thousands)
Net Package Revenue	$74,163	$42,190	$31,973		75.8%
Net Non-Package Revenue	12,978	6,901	6,077		88.1%
Net Revenue	87,141	49,091	38,050		77.5%
Adjusted Resort EBITDA	$25,421	$11,590	$13,831		119.3%
Adjusted Resort EBITDA Margin	29.2%	23.6%	5.6	pts	23.7%

Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	75.5%	70.1%	5.4	pts	7.7%
Net Package ADR	$381.51	$355.39	$26.12		7.3%
Net Package RevPAR	287.85	249.26	38.59		15.5%
	($ in thousands)
Net Package Revenue	$48,722	$42,190	$6,532		15.5%
Net Non-Package Revenue	9,200	6,901	2,299		33.3%
Net Revenue	57,922	49,091	8,831		18.0%
Adjusted Resort EBITDA	18,061	11,590	6,471		55.8%
Adjusted Resort EBITDA Margin	31.2%	23.6%	7.6	pts	32.2%
Segment Net Revenue. Our Net Revenue for the nine months ended September 30, 2018 increased $38.1 million, or 77.5%, compared to the nine months ended September 30, 2017. This increase was due in part to the strong performance by Hyatt Ziva and Zilara Rose Hall, which accounted for an increase in Net Revenue of $8.9 million compared to the nine months ended September 30, 2017. The remaining increase can be attributed to the acquisition of the Sagicor Assets which accounted for a $29.2 million increase compared to the nine months ended September 30, 2017.
Segment Adjusted EBITDA. Our Adjusted EBITDA for the nine months ended September 30, 2018 increased $13.8 million, or 119.3%, compared to the nine months ended September 30, 2017. This increase was due in part to the strong performance by Hyatt Ziva and Zilara Rose Hall, which accounted for an increase in Adjusted EBITDA of $6.5 million compared to the nine months ended September 30, 2017 and to the acquisition of the Sagicor Assets, which accounted for the remaining $7.3 million increase. The Hyatt Ziva and Zilara Rose Hall continues to show positive results after completion of renovations in 2017. Comparable properties within this segment have been affected by increased insurance premiums and energy costs year over year which were a $0.7 million offset to Adjusted EBITDA compared to the nine months ended September 30, 2017.

Non-U.S. GAAP Financial Measures
Reconciliation of Net (Loss) Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Adjusted Resort EBITDA for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(5,422)	$(5,667)	$33,216	$11,442
Interest expense	7,637	13,099	35,151	41,187
Income tax provision	379	226	6,606	20,105
Depreciation and amortization	20,138	13,808	51,709	40,093
EBITDA	22,732	21,466	126,682	112,827
Other expense (income) (a)	390	(1,939)	1,836	(626)
Share-based compensation	1,182	1,843	5,072	2,803
Loss on extinguishment of debt	—	—	—	12,526
Pre-opening expense	87	—	87	—
Transaction expense (b)	1,447	1,893	7,678	11,193
Severance expense	333	—	333	442
Other tax expense (c)	399	175	1,257	598
Jamaica delayed opening accrual reversal (d)	—	(41)	(342)	(152)
Gain on property damage insurance proceeds (e)	(203)	—	(203)	—
Repairs from hurricanes and tropical storms (f)	—	765	—	765
Non-service cost components of net periodic pension (cost) benefit (g)	(335)	157	(492)	(565)
Adjusted EBITDA	26,032	24,319	141,908	139,811
Corporate expenses	9,322	7,544	26,331	23,354
Management fee income	(152)	—	(503)	—
Owned Resort EBITDA	35,202	31,863	167,736	163,165
Less: Non-comparable Adjusted Resort EBITDA(h)	4,574	—	7,360	—
Comparable Adjusted Resort EBITDA	$30,628	$31,863	$160,376	$163,165
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

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

(f)
Represents repair and maintenance expenses at Hyatt Ziva Los Cabos due to Tropical Storm Lidia and Dreams Punta Cana due to Hurricane Maria for $0.4 million and $0.3 million, respectively. These are expenses incurred that are not covered by insurance claims or offset by insurance proceeds.

(g)
Represents the non-service cost components of net periodic pension (cost) benefit recorded within other (expense) income in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Previously, these expenses were presented within direct expense. We include these (costs) benefits for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(h)	Adjusted EBITDA for Sagicor Resorts.
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
Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of September 30, 2018, we had $17.1 million of scheduled contractual obligations remaining in 2018.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. We had cash and cash equivalents of $137.7 million as of September 30, 2018, compared to $137.8 million as of September 30, 2017 (excluding $1.0 million and $4.6 million of restricted cash, respectively). We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 12 to 15 months with the cash we have on hand, as well as our cash generated from operations. As of September 30, 2018, there was $0 outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of September 30, 2018, our total debt obligations were $999.1 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.8 million issuance discount on our Term Loan and $4.7 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto included in the Condensed Consolidated Financial Statements ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$91,056	$65,766
Net cash used in investing activities	$(161,682)	$(78,655)
Net cash provided by financing activities	$92,119	$112,124
Net Cash Provided by Operating Activities
Our net cash provided by operating activities is generated primarily from operating income from our resorts. For the nine months ended September 30, 2018 and 2017, our net cash provided by operating activities totaled $91.1 million and $65.8 million, respectively. Net income of $33.2 million for the nine months ended September 30, 2018 included significant non-cash expenses, including $51.7 million of depreciation and amortization, $5.1 million of share-based compensation and a $1.8 million gain on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations. Net income of $11.4 million for the nine months ended September 30, 2017 included significant non-cash expenses, including $40.1 million of depreciation and amortization and $12.5 million of loss on extinguishment of debt, $11.2 million of transaction expenses, offset by changes in our assets and liabilities through the normal course of operations.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2018 and 2017, our net cash used in investing activities was $161.7 million and $78.7 million, respectively.
Activity for the nine months ended September 30, 2018:

•	Acquisition of the Sagicor Assets for $93.1 million

•	Purchases of property and equipment of $67.3 million

•	Purchase of intangibles of $1.5 million
Activity for the nine months ended September 30, 2017:

•	Purchases of property and equipment of $75.6 million consisting of $45.7 million used for the acquisition of land in Cap Cana, Dominican Republic and $29.9 million in capital expenditures

•	Purchase of intangibles of $0.4 million

•	Contract deposit of $2.7 million
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

The following table summarizes our capital expenditures for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Development Capital Expenditures
Hyatt Ziva and Zilara Rose Hall	$1,160	$8,613
Panama Jack Resorts Cancun	3,380	4,224
Hyatt Zilara Cancun	1,221	1,551
Hyatt Ziva Puerto Vallarta	626	1,551
Panama Jack Resorts Playa del Carmen	1,007	447
Hyatt Ziva and Zilara Cap Cana	49,798	4,725
Total Development Capital Expenditures	57,192	21,111
Maintenance Capital Expenditures (1)	10,060	8,834
Total Capital Expenditures	$67,252	$29,945
________

(1)	Typically, maintenance capital expenditures equate to approximately 3% to 4% of Total Net Revenue.

Net Cash Provided by Financing Activities
Our net cash provided by financing activities was $92.1 million for the nine months ended September 30, 2018, compared to $112.1 million provided by financing activities for the nine months ended September 30, 2017.
Activity for the nine months ended September 30, 2018:

•	Principal payments on our Term Loan of $7.3 million

•	Proceeds from debt issuance of $99.5 million
Activity for the nine months ended September 30, 2017:

•	Principal payments on our existing term loan of $364.1 million and our Senior Notes due 2020 of $121.6 million

•	Proceeds from our term loan of $528.7 million, net of a $1.3 million discount

•	Issuance costs of debt of $8.0 million

•	Payments of our deferred consideration to the Real Shareholder of $2.5 million

•	Recapitalization as part of the Pace Business Combination of $79.7 million
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
Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of September 30, 2018 ($ in thousands):

	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility (2)	$132	$1,015	$668	$—	$1,815
Term Loan principal payments	2,525	20,200	20,200	956,148	999,073
Term Loan interest payments (3)	14,035	112,443	110,261	73,446	310,185
Cap Cana land purchase obligation (4)	—	10,625	—	—	10,625
Operating lease obligations	369	1,885	1,147	157	3,558
Total contractual obligations	$17,061	$146,168	$132,276	$1,029,751	$1,325,256
________

(1)	The period less than 1 year represents remaining obligations in 2018.

(2)
The interest commitment on our Revolving Credit Facility is calculated based on the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of September 30, 2018.

(3)
The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 5.01% to 5.78%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.

(4)
The remaining $10.6 million of the purchase price is due on the earlier of (i) two years from the beginning of construction or (ii) the opening of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana resorts.

(5)	We are unable to reasonably estimate the timing of future cash flows of our pension obligation of $5.4 million and have excluded this from the table above.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and nine months ended September 30, 2018 and 2017.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of September 30, 2018, approximately 20% of our outstanding indebtedness bore interest at floating rates and approximately 80% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $2.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $2.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2018 approximately 7.3% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are affected by movements in exchange rates.

Approximately 80.1% of our operating expenses for the nine months ended September 30, 2018 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2018 would have impacted our net income before tax by approximately $6.6 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2018 would have impacted our net income before tax by approximately $2.5 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2018 would have impacted our net income before tax by approximately $2.7 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 (“Form 10-K”), we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in our Form 10-K and the related Condensed Financial Information of Registrant included in this quarterly report, has communicated, a material weakness in our internal control over financial reporting that existed as December 31, 2017. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2017, which has not been remediated as of September 30, 2018:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration.

We continue to take steps to remediate the identified material weakness. The Company has engaged a third party consulting firm to assist the Company with the implementation of SAP, which is a global information technology solution designed to address the elements which give rise to our material weakness. As of September 30, 2018, SAP was successfully implemented in our corporate entities. We expect to implement SAP in our remaining operational entities, in phases, throughout 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the material weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and workers' compensation and other employee claims. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors.

At September 30, 2018, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.

Item 6.    Exhibits.
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description

10.1	Separation agreement between David Camhi and Playa Management USA, LLC, dated September 14, 2018

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders' Equity and Accumulated Other Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 6, 2018	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 6, 2018	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)