Form 10-K
period 2018-12-31
Playa Hotels & Resorts N.V.
filed 2019-02-28
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
 _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $609.3 million (based upon the closing sale price of the registrant's ordinary shares on June 29, 2018 on the NASDAQ).

As of February 22, 2019, there were 130,501,941 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2019 annual general meeting of shareholders to be held on May 16, 2019.

FORWARD-LOOKING STATEMENTS
This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect our current views with respect to, among other things, our capital resources, portfolio performance and results of operations. Likewise, all of our statements regarding anticipated growth in our operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;

•	the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;

•	changes in economic, social or political conditions in the regions we operate, including changes in perception of public-safety and changes in the supply of rooms from competing resorts;

•	the success and continuation of our relationships with Hyatt Hotels Corporation (“Hyatt”) and Hilton Worldwide Holdings, Inc. (“Hilton”);

•	the volatility of currency exchange rates;

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the recent rebranding of two of our resorts under the all-inclusive “Hilton” brand and rebranding of certain resorts recently acquired from Sagicor (as defined below) in Jamaica;

•	our failure to successfully complete acquisition, expansion, repair and renovation projects in the timeframes and at the costs and returns anticipated;

•	changes we may make in timing and scope of our development and renovation projects;

•	significant increases in construction and development costs;

•	significant increases in the cost of utilities;

•	our ability to obtain and maintain financing arrangements on attractive terms;

•	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

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
Our financial statements, other financial information and operating statistics presented in this Form 10-K reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Pace Business Combination to December 31, 2018.

On June 1, 2018, we completed a business combination with certain companies affiliated with Sagicor Group Jamaica Limited (collectively “Sagicor”) whereby Sagicor contributed to us a portfolio of five all-inclusive resorts, two adjacent oceanfront developable land sites with a potential density of up to 700 rooms and all of Sagicor's rights to “The Jewel” hotel brand (collectively the “Sagicor Assets”). The resorts included in the portfolio consist of the 495-room Hilton Rose Hall Resort & Spa, the 268-room Jewel Runaway Bay Beach & Golf Resort, the 250-room Jewel Dunn’s River Beach Resort & Spa, the 225-room Jewel Paradise Cove Beach Resort & Spa and the 217-room Jewel Grande Montego Bay Resort & Spa (where we own 88 rooms and manage 129 rooms). Previously, the resorts we acquired from Sagicor were managed by an external third-party but we assumed management of these resorts upon the closing of the transaction. Consideration for the Sagicor Assets consisted of 20,000,000 of our ordinary shares and $93.1 million in cash. In addition, two individuals nominated by Sagicor joined Playa’s Board of Directors upon the consummation of the transaction.

Our financial statements and other financial information include the consolidation of the Sagicor Assets from June 2, 2018 to December 31, 2018.

PART I
Item 1. Business.
Overview

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2018, we owned and/or managed a total portfolio consisting of 21 resorts (7,908 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa’s strategy is to leverage its globally recognized brand partnerships in order to capitalize on the gap between the 14% U.S. brand affiliated room supply in the regions in which we operate and the nearly 45% of visitors that come from the U.S. This strategy should drive outsized returns for our shareholders and enhance the lives of our associates and the communities in which we operate.

We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. We believe that our resorts have a competitive advantage due to their location, brand affiliations, extensive amenities, scale and design. Our portfolio is comprised of all-inclusive resorts that share some combination of the following characteristics:

•	Prime beachfront locations;

•	Globally recognized U.S. brand partners;

•	Convenient air access from a number of North American and other international gateway markets;

•	Strategic locations in popular vacation destinations in countries with strong government commitments to tourism;

•	High quality physical condition; and

•	Capacity for further revenues and earnings growth through incremental renovation or repositioning opportunities.

Our all-inclusive resorts provide guests an attractive vacation experience that offers both compelling value and price certainty, while at the same time providing Playa more predictable revenue, expense and occupancy rates than traditional full-service hotel business models. All-inclusive guests book and pay further in advance, resulting in lower cancellation rates and incremental sales of upgrades, premium services and amenities not included in the all-inclusive package pricing.

We have strategic relationships with both Hyatt and Hilton, two of the preeminent globally recognized hotel brands. Hyatt’s and Hilton’s selection of Playa as its strategic partner in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America reflects their confidence and conviction in Playa’s best-in-class stewardship of all-inclusive resorts and provides us with unique advantages, including the following:

•	Access to worldwide reservation systems, global marketing scale, and approximately 100 million hotel loyalty members to drive revenue growth;

•	Higher propensity for guests to book direct, which results in significantly improved returns over bookings from online travel agents;

•	Lower customer acquisition costs, and higher net Average Daily Rates (ADRs);

•	Higher Net Asset value for branded hotels affiliated with global franchisors;

•	Lower cost of financing for properties affiliated with top tier brands;

•	Brand partners are a second set of eyes, focused on maximizing returns;

•	Immediate customer recognition for a new or converted resort;

•	Exposure to new consumers, who may not be familiar with the all-inclusive model;

•	Access to guests from different regions, creating a better segmentation mix, reducing the risk from an owner’s perspective;

•	Stronger marketing and public relations presence;

•	Brands are proven to reduce price sensitivity and encourage purchase decisions, resulting in higher revenues;

•	Branded resorts, on average, have higher occupancy than non-branded resorts;

•	Branded resorts have higher rates of group business; and

•	Branded resorts have lower failure rates.

We have also entered into an exclusive agreement with Panama Jack that provides us with the right to develop and own and/or manage all-inclusive resorts under the Panama Jack brand in certain regions. We also own and operate five resorts in Jamaica that we acquired from Sagicor in June 2018, four of which are operated under the Jewel brand. Other brands in our portfolio include: Dreams, Sanctuary, and Secrets.

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. For further discussion about our operating segments and financial information about the geographic regions in which we operate, please see Segment Results in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to the accompanying Consolidated Financial Statements.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from other owners, operators, developers and acquirers of all-inclusive resorts:

•
Premier Collection of All-Inclusive Resorts in Highly Desirable Locations. We believe that our portfolio represents a premier collection of all-inclusive resorts. Our award-winning resorts are located in prime beachfront locations in popular vacation destinations, including Cancún, Playa del Carmen, Puerto Vallarta and Los Cabos in Mexico, Punta Cana in the Dominican Republic and Montego Bay in Jamaica. Guests may conveniently access our resorts from a number of North American and other international gateway markets.

•
Diversified Portfolio of All-Inclusive Resorts. We currently offer our guests resorts located in four main geographic markets and across a number of price points. This diversity helps to foster loyalty among our guests and to drive repeat business. As of December 31, 2018, we operated resorts under eight brands. Having multiple brands to offer owners and developers is essential to our ability to secure management agreements and high-return acquisitions since having a family of brands mitigates the risks of brand-on-brand supply growth and subsequent cannibalization.

•
Exclusive Focus on the All-Inclusive Model. We believe the all-inclusive resort model is increasing in popularity as more people come to appreciate the benefits of a high-quality vacation experience that couples value and a high degree of cost certainty. Because our guests have pre-purchased their vacation packages, we also have the opportunity to earn incremental revenue if our guests purchase upgrades, premium services and amenities that are not included in the all-inclusive package.

•
Integrated and Scalable Operating Platform. We believe we have developed a scalable resort management platform designed to improve operating efficiency at the 17 resorts we currently manage. Our platform enables us to integrate additional resorts we may acquire, manage hotels owned by third-parties and potentially internalize the management of the four resorts we own, but do not manage. Our platform also enables managers of each of our key functions, including sales, marketing and resort management, to observe, analyze, share and respond to trends throughout our portfolio. As a result, we are able to implement management initiatives on a real-time and portfolio-wide basis.

•
Strategic Relationship with Hyatt to Develop All-Inclusive Resorts. Our strategic relationship with Hyatt, which indirectly beneficially owned approximately 9.2% of our ordinary shares as of December 31, 2018, provides us with a range of benefits, including the right to operate certain of our existing resorts under the Hyatt Ziva and Hyatt Zilara brands (the “Hyatt All-Inclusive Resort Brands”) in certain countries and, through December 31, 2021, certain rights with respect to the development and management of future Hyatt All-Inclusive Resort Brands resorts in Mexico, Costa Rica, the Dominican Republic, Jamaica and Panama (the “Market Area”).

The Hyatt Ziva brand is marketed as an all-inclusive resort brand for all-ages and the Hyatt Zilara brand is marketed as an all-inclusive resort brand for adults-only. We believe these brands are currently Hyatt’s primary vehicle for all-inclusive resort growth and demonstrate Hyatt’s commitment to the all-inclusive model. The Hyatt All-Inclusive Resort Brands have access to Hyatt’s low cost and high margin distribution channels, such as Hyatt guests using the World of Hyatt® guest loyalty program (which had approximately 16 million members as of December 31, 2018), Hyatt’s reservation system, Hyatt's mobile application and website and Hyatt’s extensive group sales business. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt and our company and resort websites.

•
Strategic Relationship with Hilton to Develop All-Inclusive Resorts. Our newly-formed strategic alliance with Hilton affords us with the opportunity to leverage our management expertise and obtain access to Hilton's global portfolio of brands and over 85 million Hilton Honors members as of December 31, 2018. During 2018, we successfully converted two of our resorts into three Hilton all-inclusive resorts, with the potential to convert, develop or manage up to an additional eight resorts in certain locations in the Caribbean, Mexico, and South and Central America by 2025. Our strategic alliance with Hilton further diversifies our portfolio, enables us to reach more potential guests and greatly reduces our customer acquisition costs.

•	Experienced Leadership with a Proven Track Record. Our senior management team has significant experience in the lodging industry, including operating all-inclusive resorts.

–
Mr. Wardinski, our Chief Executive Officer has over 30 years of experience in the hospitality industry, founded our Predecessor and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline Corporation, an independent hotel owner, lessee and manager; and Crestline Capital Corporation, a New York Stock Exchange (“NYSE”) listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, an NYSE-listed owner of upscale full-service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)) and various roles with Marriott International, Inc. As of December 31, 2018, approximately 1.9% of our outstanding ordinary shares are beneficially owned by Mr. Wardinski.

–
Mr. Stadlin, our Chief Operating Officer and Chief Executive Officer of our resort management company, has over 40 years of experience in the hospitality industry and was employed by Marriott International, Inc. for 33 years during which he spent 12 years working on its expansion into Latin America.

–
Mr. Froemming, our Chief Marketing Officer, has over 22 years of experience in the hospitality industry and spent 10 years as the sales and marketing leader of Sandals Resorts International, leading the growth of its two well-known all-inclusive brands, Sandals and Beaches.

–
Mr. Hymel, our Chief Financial Officer, has over 16 years of experience working within the hospitality sector. He previously served as Senior Vice President and Treasurer of Playa and has worked at hotel and resort owners and operators Barceló Crestline Corporation and Crestline Capital Corporation.

Our Business and Growth Strategies
Our goal is to be the leading owner, operator and developer of all-inclusive beachfront resorts in the markets we serve and to generate attractive risk-adjusted returns above our cost of capital and create value for our shareholders by implementing the following business and growth strategies:

•
Selectively Pursue Strategic Growth Opportunities. The all-inclusive segment of the lodging industry is highly fragmented. We believe that we are well positioned to grow our portfolio through acquisitions in the all-inclusive segment of the lodging industry, such as the recent acquisition of the Sagicor Assets. We believe that our extensive experience in all-inclusive resort operations, brand relationships, acquisition, expansion, renovation, repositioning and rebranding, established and scalable management platform and ability to offer NASDAQ-listed ordinary shares to potential resort sellers will make us a preferred asset acquirer.

•
Secure New Management Agreements. We intend to pursue opportunities to capitalize on our scalable and integrated resort management platform and our expertise and experience with managing all-inclusive resorts, by seeking to manage all-inclusive resorts owned by third parties for a fee and to potentially, over time, internalize the management of resorts we own that are currently managed by a third-party. For example, in September 2017, we entered into a long-term agreement to manage the 323-room Sanctuary Resort in Cap Cana, and in June 2018, we secured a long-term agreement to manage 129 rooms at the Jewel Grande Montego Bay Resort & Spa.

•
Utilization of New Technologies and Leverage of Big Data. We utilize numerous technologies aimed at improving guest satisfaction and shareholder returns. During 2018, we launched a new website using a new search engine and metasearch optimization tools aimed at driving direct bookings, our lowest cost customer acquisition channel. As a result, our percentage of direct bookings increased from 18.2% in 2017 to 21.6% in 2018. With the implementation of our new booking engine and digital initiatives during the second half of 2018, we are seeing strong growth in 2019.

We also recently launched a new end-to-end technology at select resorts which uses sophisticated algorithms to identify in real-time what upgrades, packages and pricing to offer guests. This enables us to provide guests with several options to enhance their experience, while increasing revenue post-booking. Other new technological innovations underway include our recently launched travel agent portal, which facilitates travel agent bookings without the additional commission layer of a tour and travel operator, as well as the upcoming launch of our new yield management system, which should maximize guest revenues by optimizing both package rates and channel mix.
Additionally, by virtue of our partnerships with Hyatt and Hilton, we have greatly increased our access to member data and analytics with respect to millions of guests, further enabling us to drive lower customer acquisition costs, bookings and revenues.
Playa’s Hyatt Resort Agreements

For each Playa resort using a Hyatt All-Inclusive Brand, the Hyatt franchise agreements (the “Hyatt Resort Agreements”) grant to each of Playa and any third party owner for whom Playa serves as hotel operator (each a “Resort Owner”) the right, and such Resort Owner undertakes the obligation, to use Hyatt’s hotel system and system standards to build or convert and operate the resort subject to the agreement. Each franchise agreement between Hyatt and such Resort Owner has an initial 15-year term and Hyatt has two options to extend the term for an additional term of five years each or 10 years in the aggregate. Hyatt provides initial and ongoing training and guidance, marketing assistance and other assistance to each Resort Owner (and Playa as the resort’s manager) in connection with the resort’s development and operation. As part of this assistance, Hyatt reviews and approves the initial design and related elements of the resort. Hyatt also arranges for the provision of certain mandatory services, as well as (at the Resort Owner’s option) certain non-mandatory services, relating to the resort’s development and operation. In return, each Resort Owner agrees to operate the resort according to Hyatt’s operating procedures and its brand, quality assurance and other standards and specifications. This includes complying with Hyatt’s requirements relating to the central reservation system, global distribution systems and alternative distribution systems. In addition to the Hyatt franchise agreement, each Hyatt franchise Resort Owner enters into additional agreements with Hyatt pertaining to the development and operation of such new Hyatt All-Inclusive Resort Brand resort, including a trademark sublicense agreement, a World of Hyatt® guest loyalty program agreement, a chain marketing services agreement and a reservations agreement.

We continue to work with Hyatt to jointly improve all aspects of the brand system and standards for the Hyatt All-Inclusive Resort Brands. Hyatt owns the intellectual property rights relating to the Hyatt All-Inclusive Resort Brands, but we will have rights to use certain innovations that Hyatt and Playa jointly developed for the Hyatt All-Inclusive Resort Brands.

The Hyatt Strategic Alliance Agreement

We have entered into the Hyatt Strategic Alliance Agreement, as amended by the First Amendment to the Hyatt Strategic Alliance Agreement (with “Hyatt Strategic Alliance Agreement”) with Hyatt pursuant to which Playa and Hyatt have provided each other a right of first offer through December 31, 2021, with respect to any proposed offer or arrangement to acquire the rights to own and operating an all-inclusive resort at the level of quality and service consistent with the Hyatt All-Inclusive Resort Brands (a “Hyatt All-Inclusive Opportunity”) in the Market Area. If Playa intends to accept a Hyatt All-Inclusive Opportunity, Playa must notify Hyatt of such Hyatt All-Inclusive Opportunity and Hyatt has 10 business days to notify Playa of its decision to either accept or reject this Hyatt All-Inclusive Opportunity. If Hyatt accepts the Hyatt All-Inclusive Opportunity, Playa must negotiate in good faith with Hyatt the terms of a franchise agreement and related documents with respect to such property, provided that Playa acquires such property on terms acceptable to Playa within 60 days of offering such opportunity to Hyatt. If Hyatt intends to accept a Hyatt All-Inclusive Opportunity, Hyatt must notify Playa and Playa has to notify Hyatt within 10 business days of its decision to either accept or reject this Hyatt All-Inclusive Opportunity. If Playa accepts the Hyatt All-Inclusive Opportunity, Hyatt must negotiate in good faith with Playa the terms of a management agreement and other documents under which Playa would manage such Hyatt All-Inclusive Resort Brand resort (subject to a franchise agreement between Hyatt and the affiliate of Hyatt that would own such property), provided that Hyatt acquires such property on terms acceptable to it within 60 days of offering such opportunity to Playa. If Playa or Hyatt fails to notify each other of its decision or declines its right of first offer within the aforementioned 10 business day period, or if Playa or Hyatt determine after good-faith discussions that we cannot reach mutual acceptance of terms under which the development property would be licensed as a Hyatt Ziva or Hyatt Zilara hotel, such right of first offer will expire and Playa or Hyatt will be able to acquire, develop and operate the property related to such Hyatt All-Inclusive Opportunity free of any restrictions. In addition, if either party is approached by a third party with respect to the management or franchising, as applicable, of an all-inclusive resort in the Market Area, and such third party has not identified a manager or franchisor, as applicable, for the resort, the parties will notify each other and provide an introduction to the third party for the purposes of negotiating a management agreement or franchise agreement, in the case of Hyatt. On February 26, 2018, we and Hyatt extended the term of the Hyatt Strategic Alliance Agreement until December 31, 2021.

The Hilton Strategic Alliance Agreement

We have entered into a Strategic Alliance Agreement with Hilton pursuant to which Hilton has granted to Playa, a right of first offer in the event that Hilton receives a letter of intent from a third party to franchise or manage a hotel under the Hilton all-inclusive Resort brand (the “Brand”), within certain countries located in the Caribbean (the “Caribbean Target Markets”) and Mexico, and certain countries in Central and South America (the “Mexico, Central and South America Target Markets” and collectively with the Caribbean Target Markets, the “Target Markets”) (collectively, the “Area of Exclusivity”). Upon receipt of any such third-party offer, Hilton shall notify Playa and we will have a period of 150 days from the date of such notice, to submit an application to Hilton to franchise a hotel in such country under the Brand. If we choose to submit a franchise application to Hilton, then we agree not to propose, negotiate, hold discussions or enter into any agreement with a third party to operate, or authorize the operating of a non-Hilton brand hotel in the country under consideration, until such time as Hilton has approved or denied our franchise application or we have informed Hilton of our desire not to pursue an application for franchise. In order to maintain our right of first offer in the Area of Exclusivity, we have agreed to open a total of eight additional Hilton all-inclusive Brand resorts, consisting of at least four hotels in the Caribbean Target Market (the “Caribbean Development Obligation”) and at least four hotels within the Mexico, Central and South America Target Market (the “Mexico, Central and South America Development Obligation”), under the Brand, no later than December 31, 2024 (provided that the last hotel in each market may open in 2025). In each case, the number of rooms in any proposed hotel must exceed 350. Additionally, we have agreed to certain development milestones (“Development Milestones”) in each of the Target Markets, including opening one hotel under the Brand during each calendar year commencing 2021. In November 2018, by virtue of Playa converting THE Royal Playa del Carmen to the Hilton Playa del Carmen All-Inclusive Resort and the Dreams La Romana to the Hilton La Romana All-Inclusive Family Resort and the Hilton La Romana All-Inclusive Adult Resort, we successfully satisfied our Development Milestones through 2021 in each of the Target Markets.

Hilton Franchise Agreements

In connection with our strategic alliance with Hilton, we have entered into franchise agreements with Hilton pursuant to which Hilton has granted to each of Playa and any third-party owner for whom Playa serves as hotel operator the right to operate such hotels under the Brand. These franchise agreements have an initial term of 15 years, unless sooner terminated in accordance with their terms. The agreements also contain customary terms with respect to how we market and operate the hotel under the Brand and impose a number of requirements including, among others, that we comply with Hilton’s standards in connection with the design, construction, refurbishing and operating of our Hilton branded hotels.

AMResorts Management Agreements

Four of our resorts (Dreams Puerto Aventuras, Secrets Capri, Dreams Punta Cana and Dreams Palm Beach) are operated by AMResorts pursuant to management agreements that contain customary terms and conditions, including those related to fees, termination conditions, capital expenditures, transfers of control of parties or transfers of ownership to competitors, sales of the hotels and non-competition and non-solicitation. These agreements are scheduled to expire in 2022. We pay AMResorts and its affiliates, as operators of these resorts, base management fees and incentive management fees. In addition, we reimburse the operators for some of the costs they incur in the provision of certain centralized services. We may also choose to opportunistically sell one or more of these resorts and redeploy the proceeds from any such sales, subject to certain restrictions under our Senior Secured Credit Facility (as defined below).

The Panama Jack Agreement

We entered into a master development agreement (the “Panama Jack Agreement”) with Panama Jack in 2017. Pursuant to the Panama Jack Agreement, Panama Jack has granted us, subject to our compliance with certain development milestones, the exclusive right to develop and own and/or to manage resorts under the Panama Jack brand (the “Panama Jack Resorts”) in Antigua, Aruba, the Bahamas, Barbados, Costa Rica, the Dominican Republic, Jamaica, Mexico, Panama, St. Lucia and, subject to the lifting of various U.S. sanctions, Cuba. In addition, if Playa wishes to participate in any project to develop, convert or operate any resorts in the aforementioned countries that we believe in good faith and reasonable judgment are suitable for branding or conversion as a Panama Jack Resort, we will submit an application to Panama Jack to operate such resort as a Panama Jack Resort pursuant to the terms of the Panama Jack Agreement. Panama Jack may, in its commercially reasonable discretion, decide to approve or reject our application to operate a Panama Jack Resort. If Panama Jack approves our application, each such approved resort will be subject to a separate license agreement with Panama Jack. The Panama Jack Agreement has a 10 year term expiring in 2026, subject to either party's right to terminate in certain circumstances.

We rebranded and re-opened two of our existing resorts, Gran Caribe Resort and Gran Porto Resort, under the Panama Jack brand in December 2017.

Vacation Package Distribution Channels and Sales and Reservations

Our experienced sales and marketing team uses a strategic sales and marketing program across a variety of distribution channels through which our all-inclusive vacation packages are sold. Key components of this sales and marketing program include:

•
Targeting the primary tour operators and the wholesale market for transient business with a scalable program that supports shoulder and lower rate seasons while seeking to maximize revenue during high season, which also includes:

•	Engaging in cooperative marketing programs with leading travel industry participants;

•	Participating in travel agent tour operator promotional campaigns; and

•	Utilizing online travel leaders, such as Expedia and Booking.com, to supplement sales during shoulder and lower rate seasons;

•	Developing programs aimed at targeting consumers directly through:

•	Our company and resort websites;

•	The Hyatt website and toll free reservation telephone numbers;

•	The World of Hyatt® guest loyalty program;

•	The Hilton website and toll free reservation system;

•	The Hilton Honors guest loyalty program; and

•	Our toll free reservation system that provides a comprehensive view of inventory in real time, based on demand;

•	Targeting group and incentive markets to seek and grow a strong base of corporate and event business;

•	Highlighting destination wedding and honeymoon programs;

•	Participating in key industry trade shows targeted to the travel agent and wholesale market;

•	Engaging in online and social media, including:

•	Search engine optimization;

•	Targeted online and bounce-back advertising;

•	Social media presence via sites such as Facebook, Twitter, Instagram and Pinterest; and

•	Flash sales and special offers for high need periods;

•	Monitoring and managing TripAdvisor and other similar consumer sites; and

•	Activating a targeted public relations plan to generate media attention-both traditional and new media including travel bloggers who focus on vacation travel to Mexico and the Caribbean.

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

This general liability insurance provides coverage for any claim, including terrorism and hurricane damage, resulting from our operations, goods and services and vehicles. We believe these insurance policies are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers.

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

In addition, we also compete for guests based on the ability of hotel loyalty program members to earn and redeem loyalty program points at our Hyatt and Hilton all-inclusive resorts. We believe that our strategic relationship with Hyatt and Hilton, two globally recognized hotel brand leaders, provides us with a significant competitive advantage.

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

Intellectual Property

We own or have rights to use the trademarks, service marks or trade names that we use or will use in conjunction with the operation of our business, including certain of Hyatt’s and Hilton’s intellectual property under the Hyatt Resort Agreements and our franchise agreements with Hilton. We also have rights to certain of Panama Jack’s intellectual property under the Panama Jack Agreement and related agreements. In the highly competitive lodging industry in which we operate, trademarks, service marks, trade names and logos are very important to the success of our business.

Corporate Information

Playa Hotels & Resorts N.V. was organized as a public limited company (naamloze vennootschap) under the laws of the Netherlands in December 2016. Our registered office in the Netherlands is located at Prins Bernhardplein 200, 1097 JB Amsterdam. Our telephone number at that address is +31 20 521 49 62. We maintain a website at www.playaresorts.com, which includes additional contact information. All reports that we have filed with the Securities and Exchange Commission (the “SEC”) including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website.

Employees

As of December 31, 2018, we directly and indirectly employed approximately 12,000 employees worldwide at our corporate offices and on-site at our resorts. We believe we have good relations with our employees.

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
Our business strategy depends significantly on demand for vacations generally and, more specifically, on demand for all-inclusive vacation packages. Weak economic conditions, including high levels of unemployment and underemployment, in North America, especially the United States and Mexico, Europe and Asia could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests and have a negative impact on the lodging industry. We cannot provide any assurances that demand for all-inclusive vacation packages will remain consistent with or increase from current levels. As a result of the foregoing, we could experience a prolonged period of decreased demand and price discounting in our markets, which would negatively affect our revenues and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
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
Nine of the 21 resorts in our portfolio are located in Mexico, and Mexico has experienced criminal violence for years, primarily due to the activities of drug cartels and related organized crime. These activities and the possible escalation of violence or other safety concerns, including food and beverage safety concerns, associated with them in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns, could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in violence, crime or civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future, may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects.
We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies such as hurricanes, which could have a material adverse effect on us.
Our resorts located in Mexico accounted for 57.8% of our Total Net Revenue (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2018. In addition to the matters referred to in the preceding risk factor, damage to these resorts or a disruption of their operations or a reduction of travel to them due to a hurricane or other weather-related or other emergency could reduce their revenue, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages. In addition, all of our resorts are located on beach front properties in Mexico and the Caribbean and are susceptible to weather-related emergencies, such as hurricanes.
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
Under the terms of our Hyatt Resort Agreements, we are required to meet specified operating standards and other terms and conditions. We expect that Hyatt will periodically inspect our resorts that carry a Hyatt All-Inclusive Resort Brand to ensure that we follow Hyatt’s standards. If we fail to maintain brand standards at one or more of our Hyatt All-Inclusive Resort Brand resorts, or otherwise fail to comply with the terms and conditions of the Hyatt Resort Agreements, then Hyatt could terminate the agreements related to those resorts and potentially all of our Hyatt resorts. Under the terms of the Hyatt franchise agreements, if, among other triggers, (i) the Hyatt franchise agreements for a certain number of Hyatt All-Inclusive Resort Brand resorts are terminated or (ii) certain persons acquire our ordinary shares in excess of specified percentage of our ordinary shares and certain mechanisms in our Articles of Association fail to operate to reduce such percentage within 30 days, Hyatt has the right to terminate the Hyatt franchise agreements for all (but not less than all) of our resorts by providing the notice specified in the franchise agreement to us and we will be subject to liquidated damage payments to Hyatt, even for those resorts that are in compliance with their Hyatt franchise agreements. If one or more Hyatt franchise agreements are terminated, the underlying value and performance of our related resort(s) could decline significantly from the loss of associated name recognition, participation in the World of Hyatt® guest loyalty program, Hyatt’s reservation system and website, and access to Hyatt group sales business, as well as from the costs of “rebranding” such resorts and the payment of liquidated damages to Hyatt.
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
Pursuant to the Hyatt Strategic Alliance Agreement, which will expire on December 31, 2021, we and Hyatt will provide each other the right of first offer with respect to any Hyatt All-Inclusive Opportunity in the Market Area and the right to receive an introduction to any third party with respect to any management opportunity for us or franchising opportunity for Hyatt, in each case, in the Market Area. However, such right of first offer for Hyatt All-Inclusive Opportunities is conditioned on the originating party’s acquisition of the related property within 60 days of its offer to the receiving party. Accordingly, if, for example, Hyatt determines to acquire such property subsequent to the expiration of the aforementioned 60 day period, it would be free to do so without any obligations to Playa in respect of such property.
Subject to its obligations under the Hyatt Strategic Alliance Agreement, Hyatt is free to develop or license other all-inclusive resorts in the Market Area, even under the Hyatt All-Inclusive Resort Brands. Additionally, outside of the Market Area, Hyatt is free to develop or license other all-inclusive resorts under the Hyatt All-Inclusive Resort Brands and other Hyatt brands at any time. Similarly, subject to our obligations under the Hyatt Strategic Alliance Agreement and the Hyatt Resorts Agreements, we will be allowed to operate any all-inclusive resort under any brand, such as Hilton and Panama Jack brand developed with Panama Jack International, Inc., a consumer products company that focuses on resort clothes and furnishings and sun care products (“Panama Jack”), provided that we implement strict informational and operational barriers, including marketing, management, development and strategic planning, between our operations with respect to our operations of such other hotel and our operations with respect to the Hyatt All-Inclusive Resort Brands.

If we do not comply with our obligations to implement these strict informational and operations barriers under the Hyatt franchise agreements, Hyatt may terminate all (but not less than all) of its franchise agreements with us by providing the notice specified in the franchise agreement to us, and we will be subject to liquidated damage payments to Hyatt. As a result, such violations could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
The success of six of our resorts will depend substantially on the success of the recently developed Hyatt All-Inclusive Resort Brands, which exposes us to risks associated with concentrating a significant portion of our portfolio in a family of two recently developed related brands. There is a risk that we and Hyatt may not succeed in marketing the Hyatt All-Inclusive Resort Brands and that we may not receive the anticipated return on the investment incurred in connection with rebranding the six resorts under the Hyatt All-Inclusive Resort Brands, which could have a material adverse effect on us.
Six of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands. As a result of this concentration, our success will depend, in part, on the continued success of these recently developed brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of Hyatt and its brands is reduced or compromised, the goodwill associated with Hyatt All-Inclusive Resort Brand resorts in our portfolio would likely be adversely affected. Under the Hyatt Resort Agreements, Hyatt provides (or causes to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with Hyatt’s requirements. We cannot assure you that we and Hyatt will be successful in our marketing efforts to grow either Hyatt All-Inclusive Resort Brand. Additionally, we are not permitted under the Hyatt franchise agreements to change the brands of our resorts operating under the Hyatt All-Inclusive Resort Brands for 15 years (plus any additional years pursuant to Hyatt’s renewal options) after the opening of the relevant resorts as Hyatt All-Inclusive Resort Brand resorts, even if the brands are not successful. As a result, we could be materially and adversely affected if these brands do not succeed.
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
 Our relationship with Hilton may deteriorate and disputes between Hilton and us may arise. The Hilton relationship is important to our business and, if it deteriorates, the value of our portfolio could decline significantly, and it could have a material adverse effect on us.
We have a right of first offer to franchise or manage a new Hilton all-inclusive resort under the Brand in the Target Markets through August 7, 2023. However, except for the Hilton franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Brand or any other Hilton-sponsored brands. In addition, in the future, Hilton, in its sole discretion and subject to its obligations under the Hilton Strategic Alliance Agreement in the Target Markets, may designate other third parties as authorized operators of resorts, or Hilton may decide to directly operate resorts, under the Brand or any other Hilton brand, whether owned by third parties or Hilton itself.
Also, subject to its obligations under the Hilton Strategic Alliance Agreement, including its obligation to give us a right of first offer to franchise or manage new resorts under the Brand in the Target Markets, Hilton is free to develop or license other all-inclusive resorts in the Target Markets, even under the Brand. Additionally, outside of the Target Markets, Hilton is free to develop or license other all-inclusive resorts under the Brand and other Hilton brands at any time.
Under the terms of our Hilton Strategic Alliance Agreement and the Hilton franchise agreements, we are required to meet specified operating standards and other terms and conditions. We expect that Hilton will periodically inspect our resorts that carry the Brand ensure that we follow Hilton’s standards. If we fail to maintain brand standards at one of our resorts that carry the Brand, or otherwise fail to comply with the terms and conditions of the Hilton franchise agreement, then Hilton could terminate the franchise agreements related to that resort. If one or more Hilton franchise agreements are terminated, the underlying value and performance of our related resort(s) could decline significantly from the loss of associated name recognition, participation in the Hilton Honors guest loyalty program, Hilton’s reservation system and website, and access to Hilton group sales business, as well as from the costs of “rebranding” such resorts and the payment of liquidated damages to Hilton.
Hilton may, in its discretion and subject to its obligations under the Hilton Strategic Alliance Agreement, decline to enter into Hilton franchise agreements for other all-inclusive resort opportunities that we bring to Hilton, even resorts under the Brand, whether we own the properties or manage them for third-party owners.
If any of the foregoing were to occur, it could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects and the market price of our ordinary shares, and could divert the attention of our senior management from other important activities.
Our right of first offer in the Hilton Strategic Alliance Agreement will expire on August 7, 2023, and could be terminated earlier by Hilton if we fail to meet certain development milestones, and certain provisions of our Hilton Strategic Alliance Agreement impose certain restrictions on us, any of which could have a material adverse effect on us.
Pursuant to the Hilton Strategic Alliance Agreement, which will expire on August 7, 2023, we have the right of first offer to franchise or manage hotels under the Brand in the Target Markets, subject to certain conditions set forth in the Hilton Strategic Alliance Agreement. If we do not submit an application to franchise such new hotel within the 150-day time period specified in the Hilton Strategic Alliance Agreement, our right of first offer with respect to that particular property will expire. Our application to franchise such hotel remains subject to Hilton’s normal franchise criteria, so there is no guarantee that Hilton will accept our franchise application. In addition, during the 150-day period for which our right of first offer remains open for any particular property until the time when Hilton approves or denies our franchise application or our written confirmation to Hilton that we do not intend to submit a franchise application, we may not propose to, negotiate, hold discussions or enter into any agreement with any third party to operate, or authorize the operating of, any independent or non-Brand resorts in the country under consideration. It could take us some time to evaluate a particular opportunity before submitting a franchise application and Hilton would also need time to review and process our franchise application; therefore, this restriction may delay or hinder our ability to pursue other opportunities with non-Hilton brands during this period of time.
Our right of first offer with respect to resorts under the Brand is also subject to our obligation to open a minimum number of hotels under the Brand in each Target Market and our achievement of certain development milestones on a year-by-year basis in each Target Market. Pursuant to the terms of the Hilton Strategic Alliance Agreement, if we do not open a total of eight additional Brand resorts by December 31, 2024 (provided that the last hotel in each Target Market may open in 2025), consisting of at least four resorts in the Caribbean Target Market and at least four resorts within the Mexico, Central and South America Target Market, in each case under the Brand and having at least 350 guest rooms, Hilton will have the right to terminate the Strategic Alliance Agreement and our right of first offer in the Target Market in which we do not achieve such development obligation may also be terminated by Hilton. In addition, we have agreed to the Development Milestones, and if we do not open one Brand hotel in each of the Target Markets during each calendar year beginning 2021 and ending 2025, then Hilton will have the right to terminate the Strategic Alliance Agreement and our right of first offer in the Target Market in which we do not achieve such Development Milestones may also be terminated by Hilton. Our inability to meet the Development Milestones and Hilton’s potential termination of the Strategic Alliance Agreement could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
We are required to obtain Hilton’s consent to issue equity securities under certain circumstances or undergo change of control transactions, which could impede our ability to seek certain strategic opportunities and could have a material adverse effect on us.
Under the terms of the Hilton Strategic Alliance Agreement, Hilton has the right to terminate the Strategic Alliance Agreement if we permit the transfer of any equity interests in Playa (other than equity securities listed on a securities exchange or quoted in a publication or electronic reporting service maintained by the National Association of Securities Dealers, Inc. or comparable organization) without the prior written consent of Hilton. This restriction on our ability to issue securities could hinder our ability to, among other things, acquire properties through the issuance of securities in an offering exempt from registration, as we did in the Sagicor transaction, without jeopardizing our strategic relationship with Hilton, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Under the terms of the Hilton franchise agreements, we are obligated to undergo certain consent and/or review procedures, including providing Hilton with at least sixty days’ advance written notice and providing Hilton with certain applicable information, before we are permitted to (i) effect the transfer of more than 50% of our equity securities, (ii) undergo a change of control, or (iii) issue securities in a public or private offering that refers to Hilton or the Hilton franchise agreements in the offering materials. If we do not comply with these informational and consent requirements, Hilton has the right to terminate the franchise agreements immediately, without any opportunity for us to cure such breach, and we would be liable to Hilton for liquidated damages. The termination by Hilton of the franchise agreements and our payment of liquidated damages to Hilton could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.

The success of three of our current resorts, as well as the eight Brand resorts that we have committed to open under the Strategic Alliance Agreement, will depend substantially on the success of the recently developed Brand. There is a risk that we and Hilton may not succeed in marketing the Brand and that we may not receive the anticipated return on the investment incurred in connection with development or rebranding of our resorts under the Brand, which could have a material adverse effect on us.
Three of the resorts in our current portfolio bear the name of the Brand, and we have committed under the Hilton Strategic Alliance Agreement to add an additional eight Brand resorts before 2025. As a result of this concentration, our success will depend, in part, on the continued success of this recently developed brand. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of Hilton and its current or potential brands is reduced or compromised, the goodwill associated with the resorts in our portfolio under the Brand would likely be adversely affected. Under the Hilton franchise agreements, Hilton provides various marketing services to the relevant resorts, and we are obligated to conduct local and regional marketing, advertising and promotional programs, subject to compliance with Hilton’s requirements. We cannot assure you that we and Hilton will be successful in our marketing efforts to grow the Brand. Additionally, we are not permitted under the Hilton franchise agreements to change the brands of our resorts operating under the Brand for 15 years after the opening of the relevant resorts, even if the Brand is not successful. As a result, we could be materially and adversely affected if the Brand does not succeed.
If we fail to maintain or enhance our proprietary resort brands or if we or our third-party owners fail to maintain other brand standards, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected.
In addition to the Hyatt All-Inclusive Resort Brands and the Brand, we own and manage resorts that use other brands, including proprietary brands. If we fail to maintain and enhance our proprietary resort brands, demand for these resorts will suffer. We cannot assure you that we will be successful in marketing such brands. With respect to resorts we own or manage for third parties that use other brands, we and such third parties will have to comply with applicable brand standards. These standards will require resort maintenance and improvements, including investments in furniture, fixtures, amenities and personnel. If we or our third-party property owners fail to maintain brand standards, or otherwise fail to comply with the terms and conditions of agreements with brand owners, then our ability and the ability of our third party owners to use these brands may be terminated, which could cause our business, financial condition, liquidity, results of operations and prospects to be materially and adversely affected.
New brands, such as Panama Jack Resorts, amenities or services that we launch in the future may not be successful, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
The departure of any of our key personnel, including Bruce D. Wardinski, Alexander Stadlin, Ryan Hymel, and Kevin Froemming who have significant experience and relationships in the lodging industry, could have a material adverse effect on us.
We depend on the experience and relationships of our senior management team, especially Bruce D. Wardinski, the Chairman and Chief Executive Officer, Alexander Stadlin, the Chief Operating Officer, Ryan Hymel, the Chief Financial Officer, and Kevin Froemming, the Chief Marketing Officer, to manage our strategic business direction. The members of our senior management team have an average of 30 years of experience owning, operating, acquiring, repositioning, rebranding, renovating and financing hotel, resort and all-inclusive properties. In addition, our senior management team has developed an extensive network of industry, corporate and institutional relationships. Other than our Chairman and Chief Executive Officer, Bruce D. Wardinski, our Chief Financial Officer, Ryan Hymel, our Chief Operating Officer, Alexander Stadlin, and our Chief Marketing Officer, Kevin Froemming, our senior management team does not have employment agreements with us or our subsidiaries and we can provide no assurances that any of our key personnel identified above will continue their employment with us. The loss of services of any of Mr. Wardinski, Mr. Stadlin, Mr. Hymel, or Mr. Froemming or another member of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could have a material adverse effect on us, including, among others, our ability to source potential investment opportunities, our relationship with global and national industry brands and other industry participants or the execution of our business strategy.
We rely on a third party, AMResorts, to manage four of our resorts and we can provide no assurance that AMResorts will manage these resorts successfully or that AMResorts will not be subject to conflicts harmful to our interests.
Pursuant to management agreements with AMResorts, four of our 21 resorts are managed by AMResorts. Therefore, absent payment by us of significant termination fees, until the expiration of the management agreements in 2022, we will not be able to terminate AMResorts and self-manage these resorts. We can provide no assurance that AMResorts will manage these resorts successfully.
Failure by AMResorts to fully perform the duties agreed to in the management agreements or the failure of AMResorts to adequately manage the risks associated with resort operations could materially and adversely affect us. We may have differences with AMResorts and other third party service providers over their performance and compliance with the terms of the management agreements and other service agreements. In these cases, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third party dispute resolution. In addition, AMResorts currently owns and/or manages and may in the future own and/or manage other resorts, including all-inclusive resorts in our markets that may compete with our resorts.
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
We may develop, acquire, expand, reposition or rebrand resorts (such as the two resorts we have rebranded under the Panama Jack brand and the two resorts we have rebranded under the Brand) from time to time as suitable opportunities arise, taking into consideration general economic conditions. To the extent that we determine to develop, acquire, expand, reposition or rebrand resorts, we could be subject to risks associated with, among others:

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
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2018, we directly and indirectly employed approximately 12,000 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.
A significant number of our employees are unionized, and if labor negotiations or work stoppages were to disrupt our operations, it could have a material adverse effect on us.
Approximately 45% of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively and we are exposed to the risk of disruptions to our operations. Our results could be adversely affected if future labor negotiations were to disrupt our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we were unable to negotiate labor contracts on reasonable terms, we could be materially and adversely affected, including our results of operations. In addition, our ability to make adjustments to control compensation and benefits costs, rebalance our portfolio or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
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
We generally operate in markets that contain numerous competitors. Each of our resort brands compete with major chains in national and international venues and with independent companies in regional markets, including with recent entrants into the all-inclusive segment of the lodging industry in the regions in which we operate. Our ability to remain competitive and to attract and retain guests depends on our success in establishing and distinguishing the recognition and reputation of our brands, our locations, our guest satisfaction, our room rates, quality of service, amenities and quality of accommodations and our overall value from offerings by others. If we are unable to compete successfully in these countries, it could have a material adverse effect on us, including our operating margins, market share and financial results.
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
Our resorts will have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. In addition, Hyatt and Hilton will require periodic capital improvements by us as a condition of maintaining the use of their brands. These capital improvements may give rise to the following risks:

•	possible environmental liabilities;

•	construction cost overruns and delays;

•	the decline in revenues while rooms or restaurants are out of service due to capital improvement projects;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on favorable terms, or at all;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•	disputes with Hyatt and/or Hilton regarding compliance with the Hyatt Resort Agreements, the Hyatt Strategic Alliance Agreement and/or our agreements with Hilton; and

•	bankruptcy or insolvency of a contracted party during a capital improvement project or other situation that renders them unable to complete their work.
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
As of December 31, 2018, our total debt obligations were $996.5 million (which represents the principal amounts outstanding under our term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term Loan, the “Senior Secured Credit Facility”), excluding a $2.7 million issuance discount and $4.5 million of unamortized debt issuance costs on our Term Loan. In addition, the terms of the Senior Secured Credit Facility will permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
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
Our ability to service our significant financial obligations depends on our ability to generate significant cash flow from operations, which is partially subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, and we cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under the Revolving Credit Facility, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to fund our operations, engage in acquisitions, capital improvements or other development activities, pay our debts and other obligations and fund our other liquidity needs. If we are not able to generate sufficient cash flow from operations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all, and any additional debt financing we do obtain may significantly increase our leverage on unfavorable terms. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements and secured lenders could foreclose on their collateral, any of which could have a material adverse effect on us. In addition, the current volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us.
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
Our variable rate indebtedness is priced using a spread over the London Interbank Offered Rate (“LIBOR”) and subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
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
In addition, in July 2017, the head of the United Kingdom Financial Conduct Authority announced its desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. If LIBOR ceases to exist, we may need to amend the terms of our Senior Secured Credit Facility or any future credit agreements extending beyond 2021 and indexed to LIBOR, which could have a material adverse effect on us, including our financial results.

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
With respect to the applicable resorts:

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

•
The remaining two resorts, Hilton Playa del Carmen All-Inclusive Resort and Panama Jack Resorts Playa del Carmen, were constructed after 1988 without the required MIA and ETJ authorizations. Notwithstanding the foregoing, those resorts were operated by the prior owner, and since our Predecessor’s acquisition at the time of our Predecessor’s formation transaction have been operated by our Predecessor and us, with no interference in the normal course of business.

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

We have identified, and our independent registered public accounting firm has communicated to us, a material weakness in our disclosure controls and procedures and internal control over financial reporting as of December 31, 2018. As a result, we have an increased risk of a material misstatement in our consolidated financial statements, and our internal control over financial reporting and our monitoring controls and processes were not effective as of such date. This material weakness has not been remediated, and it will take time for us to develop, implement and test additional information technology controls. Accordingly, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our ordinary shares.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified, and Deloitte & Touche, LLP (“Deloitte”), the independent registered public accounting firm that audited our Consolidated Financial Statements for the years ended December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, included in this annual report and the related financial statement schedule included in this annual report, has communicated, an existing material weakness in our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2018, as follows:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration (the “IT Weakness”).

This material weakness increases the risk of a material misstatement in our financial statements.
We continue to take steps to remediate the identified IT Weakness. The Company has engaged a third party consulting firm to assist the Company with the implementation of SAP, which is a global information technology solution designed to address the elements which give rise to our material weakness. As of December 31, 2018, SAP was successfully implemented in our corporate entities and at one of our properties. We expect to implement SAP in our remaining operational entities, in phases, throughout 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the IT Weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.
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
Some of our vacation packages are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer lodging as a commodity, by increasing the importance of price and general indicators of quality, such as “three-star downtown hotel,” at the expense of brand identification or quality of product or service. If consumers develop loyalty to Internet reservations systems rather than to our booking system or the brands we own and operate, the value of our resorts could deteriorate and we could be materially and adversely affected, including our financial results.
Cyber risk and the failure to maintain the integrity of internal or guest data could harm our reputation and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions or lawsuits.
We, Hyatt, Hilton, our third-party resort manager and other third-party service providers collect, use and retain large volumes of guest data, including credit card numbers and other personally identifiable information, for business, marketing and other purposes in our, Hyatt’s, Hilton’s, our third-party resort manager's and other third-party service providers' various information technology systems, which enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. We, Hyatt, Hilton, our third-party resort manager and other third-party service providers store and process such internal and guest data both at on-site facilities and at third party owned facilities including, for example, in a third party hosted cloud environment. The integrity and protection of our guest, employee and company data, as well as the continuous operation of our, Hyatt’s, Hilton’s, our third-party resort manager's and other third-party service providers' systems, is critical to our business. Our guests and employees expect that we will adequately protect their personal information. The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-criminals have been recently targeting the lodging industry. We continue to develop and enhance controls and security measures to protect against the risk of theft, loss or fraudulent or unlawful use of guest, employee or company data, and we maintain an ongoing process to re-evaluate the adequacy of our controls and measures.
Notwithstanding our efforts to protect against unauthorized access of our systems and sensitive information, because of the scope and complexity of their information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems and those of third parties on which we rely are vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, employee error, negligence, fraud or other misuse, and given the sophistication of hackers to gain unauthorized access to our sensitive information, we may not be able to detect the breach for long periods of time or at all. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of guest, employee or company data which could harm our reputation, result in an interruption or disruption of our services or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. As a result, future incidents could have a material adverse impact on us, including our business, our financial condition, liquidity and results of operations and prospects.
Information technology systems, software or website failures or interruptions could have a material adverse effect on our business or results of operations.
We rely on the uninterrupted and efficient operation of our information technology systems and software. Information technology is critical to our day-to-day operations, including, but not exclusive to guest check-in and check-out, housekeeping and room service, and reporting our financial results and the financial results of our resorts. We rely on certain third-party hardware, network and software vendors to maintain and upgrade many of our critical systems on an ongoing basis to support our business operations and to keep pace with technology developments in the hospitality industry. The software programs supporting many of our systems are licensed to us by independent third-party software providers. An inability to continuously maintain and update our hardware and software programs or an inability for network providers to maintain their communications infrastructure would potentially disrupt or inhibit the efficiency of our operations if suitable alternatives could not be identified and implemented in a timely, efficient and cost-effective manner.
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
We may be adversely impacted by the consequences of climate change, such as changes in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature, which may result in physical damage or a decrease in demand for our properties, all of which are located in coastal beachfront locations that are vulnerable to significant property damage from severe weather events, including hurricanes. Should the impact of climate change be material in nature, we could be materially and adversely affected, including our financial condition, liquidity and results of operations. In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of the properties in order to comply with such regulations. Actual or anticipated losses resulting from the consequences of climate change could also impact the cost or availability of insurance.
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
Risks Related to Ownership of Our Ordinary Shares
The rights of our shareholders and the duties of our directors are governed by Dutch law, our Articles of Association and internal rules and policies adopted by our board of directors (the “Board”), and differ in some important respects from the rights of shareholders and the duties of members of a board of directors of a U.S. corporation.
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
Each of TPG Global, LLC, Farallon Capital Management, L.L.C., Sagicor and Hyatt own a significant portion of our ordinary shares and have representation on our Board. Any of these investors may have interests that differ from those of other shareholders.
As of December 31, 2018, approximately 6.6% of our outstanding ordinary shares were beneficially owned by TPG Pace Sponsor, LLC (“Pace Sponsor”), an affiliate of TPG Global, LLC. In addition, three of our directors were designated by Pace Sponsor. As a result, Pace Sponsor may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Pace Sponsor and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and one or more individuals affiliated with Pace Sponsor are members of our Board and/or one or more committees thereof, Pace Sponsor may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. Pace Sponsor’s influence over our management could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Additionally, Pace Sponsor is in the business of making investments in companies and owning real estate, and Pace Sponsor may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Pace Sponsor may also pursue acquisition opportunities that may be complementary to (or competitive with) our business, and as a result those acquisition opportunities may not be available to us. Prospective investors in our ordinary shares should consider that the interests of Pace Sponsor may differ from their interests in material respects.

As of December 31, 2018, approximately 23.1% of our outstanding ordinary shares were beneficially owned by Cabana Investors B.V. and Playa Four Pack, L.L.C. (collectively, “Cabana”), each of which is an affiliate of Farallon Capital Management, L.L.C. (“Farallon”). In addition, two of our directors were designated by Cabana. As a result, Cabana may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Cabana and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and one or more individuals designated by Cabana are members of our Board and/or one or more committees thereof, both Cabana and Farallon may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. Cabana’s concentration of ownership could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Additionally, Farallon-advised funds, including those that are in the business of making investments in companies and owning other hotels, may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Farallon may also pursue acquisition opportunities that may be complementary to, or competitive with, our business, and as a result those acquisition opportunities may not be available to us. Prospective investors in our ordinary shares should consider that the interests of Farallon and Cabana may differ from their interests in material respects.
As of December 31, 2018, approximately 15.1% of our outstanding ordinary shares were beneficially owned by Jamziv Mobay Jamaica Limited (“Jamziv”), which is owned by JCSD Trustee Services Limited (“JCSD”) and X Fund Properties (“XFUND”), both affiliates of Sagicor. Two of our directors have been designated by JCSD and XFUND. As a result, Sagicor may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as Sagicor and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and one or more individuals designated by Sagicor are members of our Board and/or one or more committees thereof, Sagicor and its affiliates may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. Sagicor’s concentration of ownership could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares.
As of December 31, 2018, approximately 9.2% of our outstanding ordinary shares were beneficially owned by HI Holdings Playa B.V. (“HI Holdings Playa”), an affiliate of Hyatt. In addition, one of our directors was designated by HI Holdings Playa and is currently an employee of Hyatt. As a result, HI Holdings Playa and Hyatt may be able to influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. HI Holdings Playa’s concentration of ownership could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Additionally, Hyatt owns and franchises other hotels, and Hyatt may from time to time acquire and hold interests in, subject to the Hyatt Strategic Alliance Agreement, businesses that compete directly or indirectly with us or that supply us and/or its subsidiaries with goods and services. Hyatt may also pursue acquisition opportunities that may be complementary to or competitive with our business, and as a result those acquisition opportunities may not be available to us. Also, the loss of any Hyatt Resort Agreement or the Hyatt Strategic Alliance Agreement is likely to have a material adverse effect on us. Prospective investors in our ordinary shares should consider that the interests of Hyatt and HI Holdings Playa may differ from their interests in material respects.
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

•
A provision prohibiting (a) a “Brand Owner” (which generally means a franchisor, licensor or owner of a hotel concept or brand that has at least 12 all-inclusive resorts and that competes with any Hyatt All-Inclusive Resort Brand resort) from acquiring our ordinary shares such that the Brand Owner (together with its affiliates) acquires beneficial ownership in excess of 15% of our outstanding shares, or (b) a “Restricted Brand Company” from acquiring our ordinary shares such that the Restricted Brand Company (together with its affiliates) acquires beneficial ownership in excess of 5% of our outstanding ordinary shares. Upon becoming aware of either share cap being exceeded, we will send a notice to such shareholder informing such shareholder of a violation of this provision and granting the shareholder two weeks to dispose of such excess ordinary shares to an unaffiliated third party. Such notice will immediately trigger the transfer obligation and suspend the right to attend our General Meeting and voting rights (together, “Shareholder Rights”) of the shares exceeding the cap. If such excess shares are not disposed by such time, (i) the Shareholder Rights on all shares held by the shareholder exceeding the share cap will be suspended until the transfer obligations have been complied with, (ii) we will be irrevocably authorized under our Articles of Association to transfer the excess shares to a foundation until sold to an unaffiliated third party and (iii) such foundation shall issue depositary receipts for the ordinary shares concerned to the relevant Brand Owner or Restricted Brand Company for as long as those ordinary shares are held by the foundation.

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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
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
Accordingly, holders of our ordinary shares may not have any preemptive rights in connection with, and may be diluted by an issue of our ordinary shares and it may be more difficult for a shareholder to obtain control over our General Meeting. Certain of our shareholders outside the Netherlands, in particular, U.S. shareholders, may not be allowed to exercise preemptive rights to which they are entitled, if any, unless a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), is declared effective with respect to our ordinary shares issuable upon exercise of such rights or an exemption from the registration requirements is available.
We are not obligated to and do not comply with all the best practice provisions of the Dutch Corporate Governance Code (the “DCGC”). This could adversely affect your rights as a shareholder.
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
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
As of December 31, 2018, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	307
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	2002; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort(2)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	1985; 2009	513
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (adults-only)	Playa(3)	1997; 2008	344
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (all ages)	Playa(3)	1997; 2008	412
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008	495
Jewel Runaway Bay Beach & Golf Resort	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort & Spa	Ocho Rios, Jamaica	Curio by Hilton (adults only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Curio by Hilton (adults only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,456
Managed Resorts
Sanctuary Cap Cana(4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Sagicor (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					7,908

(1) Pursuant to an agreement with Panama Jack, we rebranded these resorts as Panama Jack resorts in 2017.
(2) Pursuant to an agreement with Hilton, we rebranded these resorts as Hilton all-inclusive resorts in November 2018. The resorts are still owned and operated by Playa.
(3) Effective November 20, 2018, this resort was rebranded into two resorts under the Brand. We have planned renovations for 2019.
(4) Owned by a third party.
(5) We acquired an 88-unit tower and spa as part of our acquisition of the Sagicor Assets. Additionally, we manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.

Description of Our Resorts
Playa’s Resorts in Mexico
Hyatt Ziva Cancún
Located 15 minutes from the Cancún International Airport, Hyatt Ziva Cancún is a uniquely located all-ages resort on the Yucatán peninsula at the shore point known as Punta Cancún. Following an extensive $80.8 million expansion and renovation, the resort opened in November 2015. Designed by award-winning Mexican architect Ricardo Legorreta, the resort is surrounded on three sides by water and offers direct access to three unique pristine beaches. This resort features 547 suites ranging in size from 463 to 4,381 square feet and offers over 10,700 square feet of state-of-the-art meeting and convention space, including a ballroom that can accommodate groups of up to 500 people. The surrounding grounds have been renovated with new pools, spa and fitness facilities, food and beverage outlets and additional public areas. Other new amenities include gourmet dinners in showcase venues, swim-up suites and experienced on-site event planning professionals who can organize upgrades that are responsive to a guest’s needs. The resort has received the AAA Four Diamond Award every year since 2016. The resort received Green Globe certification in 2018 and is now considered an “eco-friendly” resort under the third-party guidelines.
Hyatt Zilara Cancún
Hyatt Zilara Cancún is an adults-only luxury resort situated in the heart of Cancún’s hotel zone, approximately 15 minutes from the Cancún International Airport. Formerly THE Royal Cancún, this resort offers 600 feet of beach frontage and is in walking distance to Cancún’s shopping areas and nightlife. It offers swim-up suites and a newly renovated full-service three-story spa. This 307-room resort also offers nine restaurants, seven bars, a two-story fitness center, gift shops, billiards and an Olympic-size oceanfront infinity pool. With 6,781 square feet of meeting space, the resort can accommodate groups of up to 700 people. It has received the AAA Four Diamond Award every year since 2011 and in 2018 was awarded Green Globe certification for the work done to support the environment and the local community. The resort was awarded a Silver Travvy for Best Spa & Wellness Hotel/Resort: Mexico in 2019.
Panama Jack Resorts Cancún
Panama Jack Resorts Cancún is an all-ages resort situated in Cancún’s hotel zone approximately 15 minutes from the Cancun International Airport. The resort features 650 feet of beach frontage and is a short walk from Cancun’s shopping and nightlife. Following a $13.2 million dollar renovation, the resort was rebranded to Panama Jack Resorts in 2017 following the execution of a licensing agreement with lifestyle brand, Panama Jack. This 458-room resort offers two distinctly different pools, a water park, kids club and teen club and daily supervised recreational activities for all ages. The resort offers a variety of restaurants with eight food and beverage outlets and eight bars and lounges. In addition to a newly renovated fitness center, the resort also has full-service spa, a Panama Jack branded gift shop and business center. With 9,720 square feet of meeting space, the resort can accommodate groups of up to 800 people. The resort also houses the only oceanfront Catholic Chapel in Cancun, Our Lady of Guadeloupe. Panama Jack Resorts has received Green Globe certification in 2018, a third-party validation which certifies the resort is working toward positive environmental and social change. The same year, Panama Jack Resorts Cancún was awarded a gold Magellan for the Eco-Friendly “Green” Resort, Overall.
Hilton Playa del Carmen All-Inclusive Resort
Hilton Playa del Carmen All-Inclusive Resort is an adults-only luxury resort in Playa del Carmen, Mexico. This 513-room all-suite resort offers 500 feet of beach frontage and 13 bars and restaurants with diverse international themes. The resort includes a recently renovated fitness center, a full-service spa, beauty salon and an Olympic-size pool. With 6,888 square feet of meeting space, the resort can accommodate groups of up to 800 people. The resort is located blocks from Playa del Carmen’s “Fifth-Avenue,” which is home to nightclubs, retail shops and cafés. The resort is within walking distance from the port which provides ferry services to Cozumel. Following the announcement of a strategic alliance with Hilton in 2018, the resort was rebranded from THE Royal to Hilton Playa del Carmen All-Inclusive Resort. The resort was voted a 2018 Readers Choice Award winner by Conde Nast Traveler and the 2019 TripAdvisor Travelers Choice Award. It has also received the AAA Four Diamond Award every year since 2011 and received Green Globe certification in 2018.
Panama Jack Resorts Playa del Carmen
Panama Jack Resorts Playa del Carmen is an all-ages resort situated in Playa del Carmen, Mexico. The resort features 650 feet of beach frontage and is approximately 30 minutes from the Cancún International Airport. This 287-room resort offers eight food and beverage outlets and seven bars and lounges. The recently renovated property touts two distinctly different pools, a completely renovated fitness center, full-service spa, teens club, kids club and wedding gazebo. With 1,755 square feet of meeting space, the resort can accommodate groups of up to 150 people. Pursuant to an agreement with Panama Jack, the resort was rebranded and completely renovated with a completion date of December 2018. It is located in walking distance to Playa del Carmen’s “Fifth-Avenue” shops and the port that provides ferry services to Cozumel. The resort received Green Globe certification in 2018 and is now considered an “eco-friendly” resort under the third-party guidelines.
Secrets Capri
Secrets Capri is an adults-only luxury resort situated in the Riviera Maya, Playa del Carmen, Mexico, which has received the AAA Four Diamond Award every year from 2007 through 2018. It also received TripAdvisor’s Certificate of Excellence in 2015. It features 650 feet of beach frontage and is located five minutes by car from the shops at Playa del Carmen and 35 minutes by car from Cancún International Airport. The 291-room resort offers a fitness center, spa, beauty salon, deep sea fishing, private tennis clinics and a music lounge. The resort has seven food and beverage outlets, with diverse international themes, and four bars and lounges. The resort also features complimentary golf at Playa Mujeres Golf Club and Cancún Golf Club at Pok-ta-Pok. With 4,134 square feet of meeting space, the resort can accommodate groups of up to 350 people.
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
Hyatt Ziva Los Cabos
Hyatt Ziva Los Cabos is an all-ages resort located in San Jose del Cabo, offering spectacular views of the Sea of Cortez. This all-suite resort features 650 feet of beach frontage and is 20 minutes from Los Cabos International Airport. Hyatt Ziva Los Cabos offers 591 suites ranging from a 550 square-foot junior suite to a 1,950 square-foot Presidential Suite. The resort also offers swim-up suites, a fitness center, a business center, a large theater presenting live music and nightly shows, a kids club with water park, a teen zone, tennis and basketball courts, three large scale pools and a full-service spa. It also features eight food and beverage outlets and four bars and lounges. With more than 35,000 square feet of state-of-the-art meeting space, the resort can accommodate groups of up to 1,100 people. The resort has been recognized with AAA Four Diamond status every year since in 2014. It has also received TripAdvisor’s Certificate of Excellence every year since 2015. Hyatt Ziva Los Cabos received Green Globe certification in 2018, a third-party validation which certifies the resort is working toward positive environmental and social change and is considered an “eco-friendly” resort as a result herein.
Hyatt Ziva Puerto Vallarta
Hyatt Ziva Puerto Vallarta is an all-ages resort situated in Puerto Vallarta’s Conchas Chinas with the only private beach, known as Las Estacas, offering 1,250 feet of private beach frontage. Located five minutes from downtown Puerto Vallarta, the resort opened in December 2014 under the Hyatt Ziva brand after an extensive $15.9 million expansion and renovation of the former Dreams. The all-suite resort’s 335 suites range from 473 to 1,500 square feet and tout significant room renovations and upgrades including new swim-up suites. The resort features a new lobby and public areas, three new food and beverage outlets and a new upscale oceanfront spa. The resort offers state-of-the-art business facilities, with available meeting and convention space exceeding 9,900 square feet that can accommodate groups of up to 900 people. The resort has been awarded the AAA Four Diamond Award every year since 2015 and in 2018 received Green Globe certification.
Playa’s Resorts in the Dominican Republic
Hilton La Romana All-Inclusive Resorts
The previously flagged Dreams La Romana was rebranded into two resorts under the Brand in November 2018. The Hilton La Romana All-Inclusive Family Resort and the Hilton La Romana All-Inclusive Adult Resort are located in the Bayahibe section of La Romana in the Dominican Republic and offer a combined 756 rooms on 1,500 feet of beach frontage. The two resorts feature 10 food and beverage outlets with diverse international themes and seven bars and lounges. Additional amenities include four infinity pools, a casino, a full-service spa, a fitness center, an outdoor theater, kids club, teen club and a PADI diving center. The resorts also offer three golf courses designed by the architect Pete B. Dye. With the only convention center in Bayahibe, featuring 11,072 square feet of meeting space, these resorts can accommodate groups of up to 975 people. Nearby attractions include Altos de Chavon, Saona, Catalina Islands and shopping. In 2018, this resort received the Trip Advisor Traveler’s Choice award.
Dreams Palm Beach
Dreams Palm Beach is an all-ages resort situated in Punta Cana, Dominican Republic that has received the AAA Four Diamond Award every year since 2011. This resort features 650 feet of beach frontage and is located 20 minutes by car from Punta Cana International Airport. This 500-room resort offers three outdoor pools, a renovated spa, a casino, horseback riding, children’s club, teens’ club, an indoor theater and a music lounge. It also offers access to two golf courses that are 15 minutes by car from the resort. The resort has seven food and beverage outlets, with diverse international themes, and five bars and lounges. With 7,856 square feet of meeting space, the resort can accommodate groups of up to 760 people.
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
Dreams Punta Cana
Dreams Punta Cana is an all-ages resort situated on Uvero Alto on the northeast coast of the Dominican Republic. This resort has received the AAA Four Diamond Award every year from 2011 through 2018. It features 650 feet of beach frontage. This 620-room resort offers a free-form pool, night club, oceanfront bars, kids club, teen club, spa, fitness center, indoor theater, shopping galleria and supervised daily children’s activities. It also offers a PADI diving center, casino, horseback riding and a large meeting space for group activities. The resort has six food and beverage outlets, with diverse international themes, and ten bars and lounges. With 4,133 square feet of meeting space, the resort can accommodate groups of up to 300 people.
Playa’s Resorts in Jamaica
Hyatt Ziva Rose Hall and Hyatt Zilara Rose Hall
Hyatt Ziva Rose Hall is a AAA Four Diamond Resort catering to guests of all ages. The resort which reopened in 2014 under the Hyatt Ziva brand includes 276 suites including premium swim up suites, with oversized terraces featuring garden or ocean views. With 25,000 square feet of beach frontage, the resort also provides guests access to pools, a swim-up bar and a daily activity schedule which includes non-motorized water sports. The resort opened a brand new two-story fitness center in 2018 and offers guest access to a full-service spa and beauty salon. The resort houses seven food and beverage outlets and six bars and lounges for guests to choose from. In 2018, Hyatt Ziva Rose Hall was certified by Green Globe as an eco-friendly resort.
Reopened under the Hyatt Zilara brand in 2014, Hyatt Zilara Rose Hall is a AAA Four Diamond Resort catering to adults. Located on the coast and overlooking the Jamaican Blue Mountains, this resort has 344 guest suites, including 61 swim-up suites. Hyatt Zilara Rose Hall features five food and beverage outlets including bars and lounges. In addition to having access to the adjacent Hyatt Ziva restaurants and amenities, guests of Hyatt Zilara Rose Hall can enjoy adult-oriented amenities, including a private beach, contemporary private pools, a pool bar, a fitness center inclusive of tennis courts and dedicated spa renovated in 2017. Hyatt Zilara Rose Hall was recognized in 2015 by Caribbean Journal as one of the top 13 all-inclusive resorts in the Caribbean. The resort also received the Magellan Gold Grand Opening Award from Travel Weekly in 2016 and a Silver Travvy in 2019 for Best All-Inclusive Resort for Honeymoons. The resort also received the distinction of becoming a Green Globe certified resort in 2018.
Hilton Rose Hall Resort & Spa
Acquired from Sagicor in June 2018, Hilton Rose Hall Resort & Spa is a 495-room all-ages resort situated on the legendary 18th century Rose Hall Estate and Cinnamon Hill Golf Course in Montego Bay. Fifteen minutes from Sangster International Airport, Hilton Rose Hall Resort & Spa offers guest 2,500 feet of private beach frontage, two pools inclusive of a water park with a lazy river and a robust kids and teen zone. The resort also has an oceanfront spa and fitness center. The resort has seven food and beverage outlets and six bars and lounges. With 44,000 square feet of modern indoor and outdoor event space, Hilton Rose Hall Resort & Spa can accommodate groups up to 800 guests. Hilton Rose Hall Resort & Spa was awarded the Travelers Choice Award from TripAdvisor in 2018 and 2019.

Jewel Runaway Bay Beach & Golf Resort
Acquired as part of the Sagicor transaction in June 2018, Jewel Runaway Bay Beach & Golf Resort is an all ages resort is surrounded by 22 acres of lush landscaping and is home to an 18-hole 72 par Runaway Bay Golf Club. The resort has 268 rooms with square footage ranging from 300 to 475, including 62 connecting rooms, ideal for families. The resort which is home to the largest waterpark in Jamaica, also offers amenities such as a kids club including a recording studio, teens club and nightly theatre-style entertainment. Jewel Runaway Bay Beach & Golf Resort has eight food and beverage outlets and six bars and lounges, including dinner shows and non-traditional dining options. Catering to leisure guests, the resort includes a full-service spa, fitness center and beauty salon on premises. Conference facilities can accommodate groups ranging from 12 to 250 people. The resort was awarded the 2019 Travelers Choice Award from TripAdvisor.
Jewel Dunn’s River Beach Resort & Spa
Jewel Dunn’s River Beach Resort & Spa is a 250-room, adults-only resort, one mile away from Dunn’s River Falls, one of Jamaica’s most popular tourist attractions. Playa acquired this resort from Sagicor in June 2018. Resort amenities include two pools with swim-up bar, water sports, spa, fitness center and basketball, volleyball and tennis courts. The property features six gourmet food and beverage outlets and five bars and lounges including a nightclub. Well-appointed conference facilities can accommodate groups up to 300 people.
Jewel Paradise Cove Beach Resort & Spa
Jewel Paradise Cove Beach Resort & Spa is a 225-room, adults-only resort. Playa acquired this resort from Sagicor in June 2018. The resort’s amenities include three pools with swim-up bar, three whirlpools, three tennis courts, a fitness center and Jamaica’s only oceanfront two-story spa. The property offers seven restaurants and six bars including a nightclub plus 3,000 square feet of meeting facilities accommodating smaller meeting and incentive groups up to 150 people.
Resorts Playa Manages for Third Parties
Sanctuary Cap Cana
In September 2017, Playa entered into a long-term agreement to manage Sanctuary Cap Cana in the Dominican Republic. The management contract term is 15 years with two optional extensions of five years. In connection with the execution of the management contract, we acquired the rights that the owner of the resort had to the Sanctuary brand and are negotiating an option to acquire 30% of the equity interest in the resort upon completion of its expansion and renovation.
Located in Cap Cana, a 30,000-acre master-planned luxury resort community in Punta Cana, the hotel is spread across a 20.7-acre site with over 2,100 linear feet of waterfront and features 323 rooms, including 27 luxury villas, nine restaurants, an ice cream shop and eight bars. The hotel was built in 2008 and the owner funded a full renovation of the existing rooms and construction of 139 additional rooms in 2018. The hotel closed in May 2018 and reopened in September 2018 followed by the opening of two new towers in December 2018. The resort received the AAA Four Diamond Award in 2018 and a 2019 Gold Travvy for Best Luxury Hotel/Resort - Caribbean/Bahamas.
Jewel Grande Montego Bay Resort & Spa
Playa took over the management agreement for Jewel Grande Montego Bay Resort & Spa as part of the transaction with Sagicor in June 2018. This partially owned and managed resort, Jewel Grande Montego Bay Resort & Spa, is an all-ages property located on a private cove less than 20 minutes from Sangster International Airport. The resort is comprised of three towers offering a total of 217 guest rooms including three-bedroom villas as large as 4,397 square feet. 88 of the rooms, all junior suites, are owned by Playa. Most rooms include fully equipped kitchens and washers and dryers. The resort includes 67,000 square feet of beach frontage, a freestanding, full-service spa (owned by Playa), private beachside cabanas and two oceanfront swimming pools. Providing guests 14 food and beverage outlets including bars and lounges, the resort also offers a kids club, a teens club and a daily activity schedule inclusive of non-motorized water sports. The resort boasts over 25,000 square feet of meeting space and can accommodate groups up to 600 people. Recently awarded a 2019 Silver Travvy for Best All-Inclusive Luxury Resort - Caribbean/Bahamas and three 2018 Magellan Awards for Spa Design - Gold for Grande Spa, Room Design - Silver for the Villa Suites and Hospitality Marketing - Silver.

Resort Development
Hyatt Ziva and Hyatt Zilara Cap Cana
In July 2017, we acquired a premier beach front land parcel for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic. Upon completion, we expect the resorts will have 750 rooms, which will all have pool and beach views. The resort will feature around 23,000 square feet of meeting facilities, including a 16,000 square feet ballroom, a festive retail area, a commercial area, a dining village with an amphitheater, a waterpark, a spa and a 13,000 square foot fitness facility. As of December 31, 2018, we have spent approximately $96.3 million on the project, excluding the cost of the land, and our estimated budget for the project, excluding the cost of the land, is $202.0 million. We expect the new resorts will open in the fourth quarter of 2019.
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
Shareholder Information
As of February 22, 2019, we had 130,501,941 ordinary shares outstanding that were held by approximately 45 shareholders of record, which does not include Depository Trust Company participants, beneficial owners holding shares through nominee names or our employees holding restricted shares granted pursuant to our 2017 Plan (as defined in Note 11 to the accompanying Consolidated Financial Statements) that have not vested.
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

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2018. See Note 11 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,162,129
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,162,129
Performance Graph
The graph below compares the cumulative total return for our ordinary shares from March 13, 2017 through December 31, 2018 with the comparable cumulative return of three indices: the Dow Jones United States Travel and Leisure Index (“DOW JONES US TRAVEL & LEISURE”), the NASDAQ Composite Index (“NASDAQ”), and the Russell 2000 Index (“RUSSELL 2000”). The graph assumes $100 invested on March 13, 2017 in our ordinary shares and the three indices presented.
Unregistered Sales of Equity Securities and Use of Proceeds
On June 1, 2018, we issued 20,000,000 of our ordinary shares in an offering not involving general solicitation to an affiliate of Sagicor, who is a non-U.S. person, with a partial consideration for our acquisition of the Sagicor Assets, which ordinary shares were not registered under the Securities Act at the time of issue in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and/or Regulation S. The resale of these ordinary shares was subsequently registered with the SEC pursuant to a Registration Statement on Form S-3, filed with the SEC on June 20, 2018 and declared effective on August 3, 2018.

Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the quarter ended December 31, 2018:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands) (2)
October 1, 2018 to October 31, 2018	—	$—	—	$—
November 1, 2018 to November 30, 2018	—	—	—	—
December 1, 2018 to December 31, 2018	47,241	6.65	47,241	99,686
Total	47,241	$6.65	47,241	$99,686
_______
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(2) In December 2018, our Board of Directors authorized the repurchase of up to $100.0 million of its outstanding ordinary shares as market conditions and our liquidity warrant. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
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
Consolidated Statement of Operations Data ($ in thousands, except per share data):

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
Total revenue	$617,013	$559,545	$521,491	$408,345	$367,237
Operating income (loss) (2)	90,597	88,669	84,631	58,692	(13,457)
Net income (loss)	18,977	(241)	20,216	9,711	(38,216)
Net income (loss) available to ordinary shareholders	18,977	(9,042)	(23,460)	(29,946)	(74,207)
Earnings (losses) per share - Basic (3)	$0.16	$(0.09)	$(0.46)	$(0.59)	$(1.41)
Earnings (losses) per share - Diluted (3)	$0.16	$(0.09)	$(0.46)	$(0.59)	$(1.41)
________

(1)
Includes the results of operations of the Sagicor Assets (as defined in Note 4 of the Consolidated Financial Statements included herein) acquired in the business combination with certain companies affiliated with Sagicor Group Jamaica Limited.

(2)
Prior year amounts were reclassified to reflect the adoption of Accounting Standards Update (“ASU”) 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2017.

(3)
As a result of the Pace Business Combination further described in Note 4 of the Consolidated Financial Statements included herein, the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the weighted-average number of shares outstanding was adjusted for the retrospective application of the recapitalization for all periods prior to 2017.

Consolidated Balance Sheet Data ($ in thousands):

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
Property and equipment, net	$1,808,412	$1,466,326	$1,400,317	$1,432,855	$1,338,997
Cash and cash equivalents	116,353	117,229	33,512	35,460	39,146
Total assets	2,135,158	1,737,823	1,590,890	1,644,024	1,545,121
Total debt	989,387	898,215	828,317	828,438	753,105
Total liabilities	1,295,317	1,138,274	1,074,336	1,098,034	1,008,358
Cumulative redeemable preferred shares	—	—	345,951	352,275	312,618
Total equity (excluding preferred shares)	$839,841	$599,549	$170,603	$193,715	$224,145
________

(1)	Includes the Sagicor Assets.
Consolidated Statement of Cash Flow Data ($ in thousands):

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
Net cash provided by (used in):
Operating activities (1)	$114,430	$64,191	$76,181	$30,799	$3,715
Investing activities (1)	(204,586)	(109,829)	(19,046)	(104,147)	(110,079)
Financing activities	89,280	119,704	(55,815)	69,662	68,447
Capital expenditures	$(110,851)	$(106,230)	$(19,262)	$(119,704)	$(131,511)
________

(1)	Includes the results of operations of the Sagicor Assets.

(2)	Prior year amounts were reclassified to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in 2017.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Any reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to our financial condition and results of operations prior to the Pace Business Combination on March 11, 2017 refer to the financial condition and results of operations of our Predecessor, Playa Hotels & Resorts B.V.
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2018, we owned and/or managed a total portfolio consisting of 21 resorts (7,908 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa’s strategy is to leverage its globally recognized brand partnerships in order to capitalize on the gap between the 14% U.S. brand affiliated room supply in the regions in which we operate and the nearly 45% of visitors that come from the U.S. This strategy should drive outsized returns for our shareholders and enhance the lives of our associates and the communities in which we operate.

Our Portfolio of Resorts
The following table presents an overview of our resorts as of December 31, 2018. None of the resorts we own individually contributed more than 12.8% of our Total Net Revenue or 19.7% of our consolidated Adjusted EBITDA for the year ended December 31, 2018. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	307
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	2002; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort(2)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	1985; 2009	513
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (adults-only)	Playa(3)	1997; 2008	344
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (all ages)	Playa(3)	1997; 2008	412
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008	495
Jewel Runaway Bay Beach & Golf Resort	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort & Spa	Ocho Rios, Jamaica	Curio by Hilton (adults only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Curio by Hilton (adults only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,456
Managed Resorts
Sanctuary Cap Cana(4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Sagicor (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					7,908
________
(1) Pursuant to an agreement with Panama Jack, we rebranded these resorts as Panama Jack resorts in 2017.
(2) Pursuant to an agreement with Hilton, we rebranded these resorts as Hilton all-inclusive resorts in November 2018. The resorts are still owned and operated by Playa.
(3) Effective November 20, 2018, this resort was rebranded into two resorts under the Brand. We have planned renovations for 2019.
(4) Owned by a third party.
(5) We acquired an 88-unit tower and spa as part of our acquisition of the Sagicor Assets. Additionally, we manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.

Results of Operations

Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2018 and 2017 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change	% Change
Revenue:
Package	$532,090	$481,175	$50,915	10.6%
Non-package	83,190	78,230	4,960	6.3%
Management fees	755	140	615	439.3%
Cost reimbursements	978	—	978	100.0%
Total revenue	617,013	559,545	57,468	10.3%
Direct and selling, general and administrative expenses:
Direct	340,080	310,048	30,032	9.7%
Selling, general and administrative	115,975	108,176	7,799	7.2%
Pre-opening	321	—	321	100.0%
Depreciation and amortization	73,278	53,131	20,147	37.9%
Reimbursed costs	978	—	978	100.0%
Gain on insurance proceeds	(4,216)	(479)	(3,737)	780.2%
Direct and selling, general and administrative expenses	526,416	470,876	55,540	11.8%
Operating income	90,597	88,669	1,928	2.2%
Interest expense	(62,243)	(53,661)	(8,582)	16.0%
Loss on extinguishment of debt	—	(25,120)	25,120	(100.0)%
Other income (expense)	2,822	(1,078)	3,900	(361.8)%
Net income before tax	31,176	8,810	22,366	253.9%
Income tax provision	(12,199)	(9,051)	(3,148)	34.8%
Net income (loss)	$18,977	$(241)	$19,218	(7,974.3)%

The tables below set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
Our comparable resorts for the years ended December 31, 2018 and 2017 exclude the following: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa, which we purchased on June 1, 2018.

Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	81.8%	81.4%	0.4	pts	0.5%
Net Package ADR	$251.76	$256.93	$(5.17)		(2.0)%
Net Package RevPAR	205.83	209.27	(3.44)		(1.6)%
	($ in thousands)
Net Package Revenue	$514,810	$468,434	$46,376		9.9%
Net Non-package Revenue	83,044	77,637	5,407		7.0%
Management Fee Revenue	755	140	615		439.3%
Total Net Revenue	598,609	546,211	52,398		9.6%
Adjusted EBITDA	$179,031	$170,865	$8,166		4.8%
Adjusted EBITDA Margin	29.9%	31.3%	(1.4	)pts	(4.5)%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	82.3%	81.4%	0.9	pts	1.1%
Net Package ADR	$255.83	$256.93	$(1.10)		(0.4)%
Net Package RevPAR	210.49	209.27	1.22		0.6%
	($ in thousands)
Net Package Revenue	$470,960	$468,434	$2,526		0.5%
Net Non-package Revenue	76,058	77,637	(1,579)		(2.0)%
Management Fee Revenue	755	140	615		439.3%
Total Net Revenue	547,773	546,211	1,562		0.3%
Adjusted EBITDA	$168,598	$170,865	$(2,267)		(1.3)%
Adjusted EBITDA Margin	30.8%	31.3%	(0.5	)pts	(1.6)%
Total Revenue and Total Net Revenue
Our total revenue for the year ended December 31, 2018 increased $57.5 million, or 10.3%, compared to the year ended December 31, 2017. Our Total Net Revenue for the year ended December 31, 2018 increased $52.4 million, or 9.6%, compared to the year ended December 31, 2017. This increase was driven primarily by an increase in Net Package Revenue of $46.4 million, or 9.9%, and an increase in Net Non-package Revenue of $5.4 million, or 7.0%. The Sagicor Assets contributed $50.8 million in Total Net Revenue.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the years ended December 31, 2018 and 2017 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2018	2017	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$470,960	$468,434	$2,526	0.5%
Non-comparable Net Package Revenue	43,850	—	43,850	100.0%
Net Package Revenue	514,810	468,434	46,376	9.9%

Net Non-package Revenue
Comparable Net Non-package Revenue	76,058	77,637	(1,579)	(2.0)%
Non-comparable Net Non-package Revenue	6,986	—	6,986	100.0%
Net Non-package Revenue	83,044	77,637	5,407	7.0%

Management Fee Revenue
Comparable Management Fee Revenue	755	140	615	439.3%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	755	140	615	439.3%

Total Net Revenue
Comparable Total Net Revenue	547,773	546,211	1,562	0.3%
Non-comparable Total Net Revenue	50,836	—	50,836	100.0%
Total Net Revenue	598,609	546,211	52,398	9.6%
Compulsory tips	17,426	13,334	4,092	30.7%
Cost reimbursements	978	—	978	100.0%
Total revenue	$617,013	$559,545	$57,468	10.3%
Direct Expenses
The following table shows a reconciliation of our direct expenses to net direct expenses for the years ended December 31, 2018 and 2017 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses	$340,080	$310,048	$30,032	9.7%
Less: compulsory tips	17,426	13,334	4,092	30.7%
Net direct expenses	$322,654	$296,714	$25,940	8.7%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses for the year ended December 31, 2018 were $322.7 million, or 53.9%, of Total Net Revenue and $296.7 million, or 54.3%, of Total Net Revenue for the year ended December 31, 2017.
Net direct expenses for the year ended December 31, 2018 increased $25.9 million, or 8.7%, compared to the year ended December 31, 2017. Net direct expenses increased primarily due to the acquisition of the Sagicor Assets, which accounted for $33.9 million of the change, which was offset by the $8.0 million decrease in net direct expenses as shown in the Comparable Portfolio table below. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.

Net direct expenses consists of the following ($ in thousands):

Total Portfolio

	Year Ended December 31,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses:
Food and beverages	$79,445	$76,550	$2,895	3.8%
Guest costs	13,822	1,564	12,258	783.8%
Resort salary and wages	117,209	102,298	14,911	14.6%
Repairs and maintenance	15,826	15,406	420	2.7%
Utility expenses	35,344	29,446	5,898	20.0%
Licenses and property taxes	3,118	3,241	(123)	(3.8)%
Incentive and management fees	10,848	11,349	(501)	(4.4)%
Franchise/license fees	18,839	14,105	4,734	33.6%
Transportation and travel expenses	4,464	4,498	(34)	(0.8)%
Laundry and cleaning expenses	4,322	2,539	1,783	70.2%
Property and equipment rental expense	5,169	4,264	905	21.2%
Entertainment expenses	7,336	3,575	3,761	105.2%
Office supplies	2,346	4,492	(2,146)	(47.8)%
Other operational expenses	4,566	23,387	(18,821)	(80.5)%
Total net direct expenses	$322,654	$296,714	$25,940	8.7%
Comparable Portfolio

	Year Ended December 31,		Increase/Decrease
	2018	2017	Change	% Change
Direct expenses:
Food and beverages	$69,134	$76,550	$(7,416)	(9.7)%
Guest costs	11,936	1,564	10,372	663.2%
Resort salary and wages	108,435	102,298	6,137	6.0%
Repairs and maintenance	13,160	15,406	(2,246)	(14.6)%
Utility expenses	30,420	29,446	974	3.3%
Licenses and property taxes	2,996	3,241	(245)	(7.6)%
Incentive and management fees	10,848	11,349	(501)	(4.4)%
Franchise/license fees	16,750	14,105	2,645	18.8%
Transportation and travel expenses	3,726	4,498	(772)	(17.2)%
Laundry and cleaning expenses	3,242	2,539	703	27.7%
Property and equipment rental expense	4,806	4,264	542	12.7%
Entertainment expenses	6,738	3,575	3,163	88.5%
Office supplies	2,264	4,492	(2,228)	(49.6)%
Other operational expenses	4,289	23,387	(19,098)	(81.7)%
Total net direct expenses	$288,744	$296,714	$(7,970)	(2.7)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2018 increased $7.8 million, or 7.2%, compared to the year ended December 31, 2017. This increase was primarily driven by an increase in share-based compensation of

$2.4 million and the acquisition of the Sagicor Assets, which accounted for an additional $2.5 million in advertising expense, $0.4 million in commissions expense, $1.3 million in insurance expense and $2.3 million in other selling, general and administrative expense. These increases were partially offset by other miscellaneous decreases in selling, general and administrative expense among the comparable portfolio.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2018 increased $20.1 million, or 37.9%, compared to the year ended December 31, 2017. This increase is due to the acquisition of the Sagicor Assets, which contributed $7.6 million, and to asset additions as part of the property renovations at Panama Jack Resorts Cancun, Panama Jack Resorts Playa del Carmen and Hyatt Ziva & Zilara Rose Hall in the prior year that have a full twelve months of depreciation in the current year.
Gain on Insurance Proceeds
We received net business interruption insurance proceeds of $2.0 million during the year ended December 31, 2018, which related to the impact of Hurricane Maria at the Dreams Punta Cana and Dreams Palm Beach and the impact of Hurricane Maria and Hurricane Irma at Hilton La Romana (formerly Dreams La Romana) during the third quarter of 2017. We also recognized a gain of $2.2 million related to property damage insurance at Dreams Punta Cana and Dreams Palm Beach during the year ended December 31, 2018. During the year ended December 31, 2017, we received property damage proceeds of $2.3 million, which were completely offset by expenses incurred to repair the damage during the same period. This amount includes proceeds related to a flood claim and to Hurricane Maria, both at the Dreams Punta Cana resort, of $1.3 million and $1.0 million, respectively. Also, during the year ended December 31, 2017, we recorded a gain of $0.5 million from net business interruption insurance proceeds at Dreams Punta Cana.
Interest Expense
Our interest expense for the year ended December 31, 2018 increased $8.6 million, or 16.0%, as compared to the year ended December 31, 2017. The change in interest expense was driven primarily by an increase of $17.1 million due to the change in fair value and incremental interest expense related to our interest rate swaps. The increase was partially offset by an increase of capitalized interest of $3.6 million and a decrease in interest expense of $3.5 million due to the net impact of paying down the 8% senior unsecured notes issued by our Predecessor (the “Senior Notes due 2020”) and the additions to our Term Loan in 2017, which bore a lower interest rate than the Senior Notes due 2020.
Cash interest paid, excluding the effect of capitalized interest, decreased $4.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Our cash interest paid decreased $8.6 million due to lower interest rates paid on our Term Loan as compared to the Senior Notes due 2020 outstanding in 2017, which was partially offset by additional interest paid of $4.6 million related to our interest rate swaps.
Income Tax Provision
The income tax provision for the year ended December 31, 2018 was $12.2 million, an increase of $3.1 million compared to the year ended December 31, 2017, during which period we reported income tax provision of $9.1 million. The increased income tax provision in the year ended December 31, 2018 was driven primarily by a $9.1 million increase in tax expense related to our Dominican Republic tax paying entities, a $5.6 million increase in tax expense due to increased book income, a $11.1 million increase in tax expense on measurement of the deferred tax assets and liabilities pursuant to the tax rate change, and a $1.5 million increased tax expense associated with other book tax differences. The tax expense increase was partially offset by a tax benefit of $5.4 million from the rate-favorable jurisdictions, and a $19.7 million decrease on valuation allowance.

Results of Operations
Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change	% Change
Revenue:
Package	$481,175	$450,875	$30,300	6.7%
Non-package	78,230	70,616	7,614	10.8%
Management fees	140	—	140	100.0%
Total revenue	559,545	521,491	38,054	7.3%
Direct and selling, general and administrative expenses:
Direct	310,048	287,120	22,928	8.0%
Selling, general and administrative	108,176	97,344	10,832	11.1%
Depreciation and amortization	53,131	52,744	387	0.7%
Gain on insurance proceeds	(479)	(348)	(131)	37.6%
Direct and selling, general and administrative expenses	470,876	436,860	34,016	7.8%
Operating income	88,669	84,631	4,038	4.8%
Interest expense	(53,661)	(54,793)	1,132	(2.1)%
Loss on extinguishment of debt	(25,120)	—	(25,120)	100.0%
Other expense	(1,078)	(5,390)	4,312	(80.0)%
Net income before tax	8,810	24,448	(15,638)	(64.0)%
Income tax provision	(9,051)	(4,232)	(4,819)	113.9%
Net (loss) income	$(241)	$20,216	$(20,457)	(101.2)%

The tables below set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance,” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
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

Total Revenue and Total Net Revenue

Our total revenue for the year ended December 31, 2017 increased $38.1 million, or 7.3%, compared to the year ended December 31, 2016. Our Total Net Revenue for the year ended December 31, 2017 increased $37.2 million, or 7.3%, compared to the year ended December 31, 2016. This increase was driven primarily by an increase in Net Package Revenue of $29.4 million, or 6.7%, and an increase in Net Non-package Revenue of $7.6 million, or 10.9%. The increase in Net Package Revenue was the result of an increase in Net Package ADR of $16.40, or 6.8%, and an increase in average occupancy from 81.2% to 81.4%, the equivalent of an increase of $13.96, or 7.1%, in Net Package RevPAR.
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the years ended December 31, 2017 and 2016 ($ in thousands):

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
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our net direct expenses for the year ended December 31, 2017 were $296.7 million, or 54.3%, of Total Net Revenue and $274.7 million, or 54.0%, of Total Net Revenue for the year ended December 31, 2016.

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
Net direct expenses consists of the following ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2017	2016	Change	% Change
Direct expenses:
Food and beverages	$76,550	$75,723	$827	1.1%
Guest costs	1,564	695	869	125.0%
Resort salary and wages	102,298	92,674	9,624	10.4%
Repairs and maintenance	15,406	14,578	828	5.7%
Utility expenses	29,446	25,389	4,057	16.0%
Licenses and property taxes	3,241	2,024	1,217	60.1%
Incentive and management fees	11,349	11,373	(24)	(0.2)%
Franchise/license fees	14,105	13,539	566	4.2%
Other supplies and expense amortization	3,806	4,204	(398)	(9.5)%
Transportation and travel expenses	4,498	4,454	44	1.0%
Laundry and cleaning expenses	2,539	2,882	(343)	(11.9)%
Property and equipment rental expense	4,264	3,783	481	12.7%
Entertainment expenses	3,575	3,332	243	7.3%
Office supplies	4,492	4,278	214	5.0%
Other operational expenses	19,581	15,740	3,841	24.4%
Total net direct expenses	$296,714	$274,668	$22,046	8.0%
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
Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2017 increased $0.4 million, or 0.7%, compared to the year ended December 31, 2016. This increase was due to asset additions in the prior year that have a full year of depreciation in the current year, as well as additions in the current year which have increased depreciation expense.
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

Interest Expense
Our interest expense for the year ended December 31, 2017 decreased $1.1 million, or 2.1%, as compared to the year ended December 31, 2016. This decrease was due to the paydown of the Senior Notes due 2020 issued by our Predecessor on August 9, 2013, February 14, 2014, May 11, 2015 and October 4, 2016 in April and December 2017.
Loss on Extinguishment of Debt
The refinancings of our Senior Secured Credit Facility and the repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt for the year ended December 31, 2017 of $25.1 million.
Income Tax Provision
The income tax provision for the year ended December 31, 2017 was $9.1 million, an increase of $4.8 million compared to the year ended December 31, 2016, during which we reported an income tax provision of $4.2 million. The increased income tax provision was driven primarily by $10.4 million increased tax expense associated with foreign exchange rate fluctuations, a $9.0 million increase on the valuation allowance and a $2.6 million increased tax expense on the measurement of the U.S. deferred tax assets pursuant to the U.S. tax rate change for tax years beginning after December 31, 2017. The tax expense increase was partially offset by a $4.0 million decrease of tax expense on decreased pre-tax book income, a $1.4 million decreased tax expense associated with other book tax differences and a tax benefit of $4.6 million from the rate-favorable jurisdictions. The tax expense was further offset by a $7.8 million tax benefit on the reversal of the 2016 tax expense for one of our Dominican Republic entities pursuant to the Advanced Pricing Agreement signed with Dominican Republic tax authorities in December 2017. This agreement is retroactive to 2016.
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

•	Net Package Revenue

•	Net Non-package Revenue

•	Owned Net Revenue

•	Management Fee Revenue

•	Total Net Revenue

•	Occupancy

•	Net Package ADR

•	Net Package RevPAR

•	Adjusted EBITDA

•	Adjusted EBITDA Margin

•	Owned Resort EBITDA

•	Owned Resort EBITDA Margin

•	Comparable Non-U.S. GAAP Measures

Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Management Fee Revenue, Cost Reimbursements and Total Net Revenue
“Net Package Revenue” is derived from the sale of all-inclusive packages, which include room accommodations, food and beverage services, kids club and entertainment activities, net of compulsory tips paid to employees in Mexico and Jamaica. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Revenue is recognized, net of discounts and rebates, when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized.
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
“Owned Net Revenue” represents Net Package Revenue and Net Non-Package Revenue. Owned Net Revenue represents a key indicator to assess the overall performance of our business and analyze trends, such as consumer demand, brand preference and competition. In analyzing our Owned Net Revenues, our management differentiates between Net Package Revenue and Net Non-package Revenue. Guests at our resorts purchase packages at stated rates, which include room accommodations, food and beverage services and entertainment activities, in contrast to other lodging business models, which typically only include the room accommodations in the stated rate. The amenities at all-inclusive resorts typically include a variety of buffet and á la carte restaurants, bars, activities, and shows and entertainment throughout the day.
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was immaterial to our operations for the years ended December 31, 2018 and December 31, 2017, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue, Management Fee Revenue for the years ended December 31, 2018 and 2017 and Net Package Revenue and Net Non-package Revenue for the year ended December 31, 2016. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income or net income.
Occupancy
“Occupancy” represents the total number of rooms sold for a period divided by the total number of rooms available during such period. Occupancy is a useful measure of the utilization of a resort’s total available capacity and can be used to gauge demand at a specific resort or group of properties during a given period. Occupancy levels also enable us to optimize Net Package ADR (as defined below) by increasing or decreasing the stated rate for our all-inclusive packages as demand for a resort increases or decreases.
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

EBITDA, Adjusted EBITDA, Owned Resort EBITDA, Adjusted EBITDA Margin and Owned Resort EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:

•	Other income (expense)

•	Pre-opening expense

•	Transaction expenses

•	Severance expense

•	Other tax expense

•	Gain on property damage insurance proceeds

•	Share-based compensation

•	Loss on extinguishment of debt

•	Non-service cost components of net periodic pension cost (benefit)

•
Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms; impairment losses and Jamaica delayed opening accrual reversals.

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
We define Owned Resort EBITDA as Adjusted EBITDA before corporate expenses and Management Fee Revenue. EBITDA, Adjusted EBITDA and Owned Resort EBITDA are not a substitute for net income (loss) or any other measure determined in accordance with U.S. GAAP. There are limitations to the utility of non-U.S. GAAP financial measures, such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-U.S. GAAP financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, EBITDA, Adjusted EBITDA, and Owned Resort EBITDA should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business, and investors should carefully consider our U.S. GAAP results presented.
For a reconciliation of EBITDA, Adjusted EBITDA and Owned Resort EBITDA to net income (loss) as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue. “Owned Resort EBITDA Margin” represents Owned Resort EBITDA as a percentage of Owned Net Revenue. We believe these margins provide our investors a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA and Owned Resort EBITDA useful.
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
For the year ended December 31, 2018 compared to the year ended December 31, 2017, our non-comparable resorts were: Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa, which were acquired on June 1, 2018. For the year ended December 31, 2017 compared to the year ended December 31, 2016, we had no non-comparable resorts as all of our resorts were owned and in operation for each period.
For a reconciliation of net income (loss) to comparable Adjusted EBITDA as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.” For a reconciliation of comparable Net Package Revenue, comparable Net Non-package Revenue, comparable Management Fee Revenue and comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”
Segment Results
Years Ended December 31, 2018 and 2017
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the years ended December 31, 2018 and 2017 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change	% Change
Owned Net Revenue:
Yucatán Peninsula	$259,393	$269,043	$(9,650)	(3.6)%
Pacific Coast	86,317	87,519	(1,202)	(1.4)%
Dominican Republic	125,137	124,125	1,012	0.8%
Jamaica	126,702	65,381	61,321	93.8%
Segment Owned Net Revenue	597,549	546,068	51,481	9.4%
Other	305	3	302	10,066.7%
Management Fee Revenue	755	140	615	439.3%
Total Net Revenue	$598,609	$546,211	$52,398	9.6%

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change	% Change
Owned Resort EBITDA:
Yucatán Peninsula	$107,884	$113,754	$(5,870)	(5.2)%
Pacific Coast	31,038	34,246	(3,208)	(9.4)%
Dominican Republic	41,228	37,506	3,722	9.9%
Jamaica	32,912	15,976	16,936	106.0%
Segment Owned Resort EBITDA	213,062	201,482	11,580	5.7%
Other corporate—unallocated	(34,786)	(30,757)	(4,029)	13.1%
Management Fee Revenue	755	140	615	439.3%
Total Adjusted EBITDA	$179,031	$170,865	$8,166	4.8%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income (loss), respectively, each as computed under U.S. GAAP, see Note 19 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the years ended December 31, 2018 and 2017 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	86.2%	87.1%	(0.9	)pts	(1.0)%
Net Package ADR	$269.49	$272.66		$(3.17)	(1.2)%
Net Package RevPAR	232.35	237.49	(5.14)		(2.2)%
	($ in thousands)
Net Package Revenue	$229,660	$234,972		$(5,312)	(2.3)%
Net Non-package Revenue	29,733	34,071	(4,338)		(12.7)%
Owned Net Revenue	259,393	269,043	(9,650)		(3.6)%
Owned Resort EBITDA	$107,884	$113,754		$(5,870)	(5.2)%
Owned Resort EBITDA Margin	41.6%	42.3%	(0.7	)pts	(1.7)%
 Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2018 decreased $9.7 million, or 3.6%, compared to the year ended December 31, 2017. Owned Net Revenue at all properties in this segment except Hyatt Ziva Cancun decreased $16.0 million compared to the year ended December 31, 2017 due to a decrease in both Net Package ADR and Occupancy compared to prior year. The strong performance of Hyatt Ziva Cancun, which accounted for a $6.3 million increase, offset these decreases.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2018 decreased $5.9 million, or 5.2%, compared to the year ended December 31, 2017. Owned Resort EBITDA at all properties in this segment except Hyatt Ziva Cancun and Panama Jack Resorts Playa del Carmen decreased $9.3 million compared to the year ended December 31, 2017. This was offset by the performance of Hyatt Ziva Cancun and Panama Jack Resorts Playa del Carmen, which accounted for a $3.4 million increase. The decrease in Owned Resort EBITDA was due to the decrease in Owned Net Revenue as described above. In addition to the revenue decline, all properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $2.7 million decrease in Owned Resort EBITDA compared to the year ended December 31, 2017.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the years ended December 31, 2018 and 2017 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	76.5%	73.6%	2.9	pts	3.9%
Net Package ADR	$280.43	$293.07		$(12.64)	(4.3)%
Net Package RevPAR	214.53	215.80	(1.27)		(0.6)%
	($ in thousands)
Net Package Revenue	$72,510	$72,938		$(428)	(0.6)%
Net Non-package Revenue	13,807	14,581	(774)		(5.3)%
Owned Net Revenue	86,317	87,519	(1,202)		(1.4)%
Owned Resort EBITDA	$31,038	$34,246		$(3,208)	(9.4)%
Owned Resort EBITDA Margin	36.0%	39.1%	(3.1	)pts	(7.9)%
 Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2018 decreased $1.2 million, or 1.4%, compared to the year ended December 31, 2017. The decrease was due to the performance of Hyatt Ziva Los Cabos, which has had less group business due to cancellations versus the prior year. As groups generally pay increased rates, a decrease in group business contributed to the decrease in Owned Net Revenue compared to year ended December 31, 2017. The decrease at Hyatt Ziva Los Cabos was partially offset by an increase in Owned Net Revenue at Hyatt Ziva Puerto Vallarta.

Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2018 decreased $3.2 million, or 9.4%, compared to the year ended December 31, 2017. The decrease was due to the performance of Hyatt Ziva Los Cabos, which has had less group business due to cancellations versus the prior year. As groups generally pay increased rates, a decrease in group business contributed to the decrease in EBITDA compared to year ended December 31, 2017. The decrease at Hyatt Ziva Los Cabos was partially offset by a slight increase in EBITDA at Hyatt Ziva Puerto Vallarta. All properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $1.1 million decrease in Owned Resort EBITDA compared to the year ended December 31, 2017.
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the years ended December 31, 2018 and 2017 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	82.2%	80.6%	1.6	pts	2.0%
Net Package ADR	$186.36	$188.65	$(2.29)		(1.2)%
Net Package RevPAR	153.13	152.13	1.00		0.7%
	($ in thousands)
Net Package Revenue	$104,858	$104,167	$691		0.7%
Net Non-package Revenue	20,279	19,958	321		1.6%
Owned Net Revenue	125,137	124,125	1,012		0.8%
Owned Resort EBITDA	$41,228	$37,506	$3,722		9.9%
Owned Resort EBITDA Margin	32.9%	30.2%	2.7	pts	8.9%
 Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2018 increased $1.0 million, or 0.8%, compared to the year ended December 31, 2017. This increase was due to increased Owned Net Revenue by Hilton La Romana (formerly Dreams La Romana), which accounted for a $2.1 million increase compared to the year ended December 31, 2017. This was partially offset by the performance of Dreams Punta Cana and Dreams Palm Beach, which accounted for a decrease of $1.1 million in Owned Net Revenue compared to the year ended December 31, 2017.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2018 increased $3.7 million, or 9.9%, compared to the year ended December 31, 2017. This increase was due to increased Owned Resort EBITDA by Hilton La Romana (formerly Dreams La Romana) and Dreams Punta Cana, which accounted for a $3.9 million increase compared to the year ended December 31, 2017. All properties within this segment have been affected by increased insurance premiums year over year which were approximately a $0.2 million offset to the increase in Owned Resort EBITDA compared to the year ended December 31, 2017.

Jamaica
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the years ended December 31, 2018 and 2017 for the total segment portfolio and comparable segment portfolio.
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	75.8%	70.9%	4.9	pts	6.9%
Net Package ADR	$290.17	$351.49	$(61.32)		(17.4)%
Net Package RevPAR	219.97	249.03	(29.06)		(11.7)%
	($ in thousands)
Net Package Revenue	$107,782	$56,357	$51,425		91.2%
Net Non-package Revenue	18,920	9,024	9,896		109.7%
Owned Net Revenue	126,702	65,381	61,321		93.8%
Owned Resort EBITDA	$32,912	$15,976	$16,936		106.0%
Owned Resort EBITDA Margin	26.0%	24.4%	1.6	pts	6.6%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2018	2017	Change		% Change
Occupancy	74.0%	70.9%	3.1	pts	4.4%
Net Package ADR	$381.67	$351.49	$30.18		8.6%
Net Package RevPAR	282.51	249.03	33.48		13.4%
	($ in thousands)
Net Package Revenue	$63,932	$56,357	$7,575		13.4%
Net Non-package Revenue	11,933	9,024	2,909		32.2%
Owned Net Revenue	75,865	65,381	10,484		16.0%
Owned Resort EBITDA	$22,479	$15,976	$6,503		40.7%
Owned Resort EBITDA Margin	29.6%	24.4%	5.2	pts	21.3%
 Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2018 increased $61.3 million, or 93.8%, compared to the year ended December 31, 2017. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $10.5 million increase in Owned Net Revenue compared to the year ended December 31, 2017. Hyatt Ziva and Hyatt Zilara Rose Hall continue to show positive results after completion of renovations, thus contributing to the increase in demand and increased rates. The remaining increase can be attributed to the acquisition of the Sagicor Assets which accounted for a $50.8 million increase compared to the year ended December 31, 2017.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2018 increased $16.9 million, or 106.0%, compared to the year ended December 31, 2017. This increase was due in part to the strong performance by Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for a $6.5 million increase in Owned Resort EBITDA compared to the year ended December 31, 2017. The remaining increase can be attributed to the acquisition of the Sagicor Assets which accounted for a $10.4 million increase compared to the year ended December 31, 2017. The Hyatt Ziva and Hyatt Zilara Rose Hall continue to show positive results after completion of renovations in 2017. Owned Resort EBITDA and comparable Owned Resort EBITDA in Jamaica were negatively affected by $1.2 million in incremental electric and insurance expenses as well as $0.7 million in fixed expenses related to the 88 room hotel tower at the Jewel Grande Montego Bay Resort & Spa we acquired in June of 2018 as part of the Sagicor transaction, which did not open until December of 2018.

Years Ended December 31, 2017 and 2016
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change	% Change
Owned Net Revenue:
Yucatán Peninsula	$269,043	$248,958	$20,085	8.1%
Pacific Coast	87,519	75,340	12,179	16.2%
Dominican Republic	124,125	125,472	(1,347)	(1.1)%
Jamaica	65,381	59,237	6,144	10.4%
Segment Owned Net Revenue	546,068	509,007	37,061	7.3%
Other	3	32	(29)	(90.6)%
Management Fee Revenue	140	—	140	100.0%
Total Net Revenue	$546,211	$509,039	$37,172	7.3%

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change	% Change
Owned Resort EBITDA:
Yucatán Peninsula	$113,754	$108,946	$4,808	4.4%
Pacific Coast	34,246	25,851	8,395	32.5%
Dominican Republic	37,506	37,854	(348)	(0.9)%
Jamaica	15,976	12,611	3,365	26.7%
Segment Owned Resort EBITDA	201,482	185,262	16,220	8.8%
Other corporate—unallocated	(30,757)	(30,593)	(164)	0.5%
Management Fee Revenue	140	—	140	100.0%
Total Adjusted EBITDA	$170,865	$154,669	$16,196	10.5%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income (loss), respectively, each as computed under U.S. GAAP, see Note 19 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the years ended December 31, 2017 and 2016 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	87.1%	86.3%	0.8	pts	0.9%
Net Package ADR	$272.66	$254.50	$18.16		7.1%
Net Package RevPAR	237.49	219.63	17.86		8.1%
	($ in thousands)
Net Package Revenue	$234,972	$218,663	$16,309		7.5%
Net Non-package Revenue	34,071	30,295	3,776		12.5%
Owned Net Revenue	269,043	248,958	20,085		8.1%
Owned Resort EBITDA	$113,754	$108,946	$4,808		4.4%
Owned Resort EBITDA Margin	42.3%	43.8%	(1.5	)pts	(3.4)%
 Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2017 increased $20.1 million, or 8.1%, compared to the year ended December 31, 2016. This increase was primarily due to strong performance of Hyatt Ziva Cancun, which accounted for a $19.6 million increase in Owned Net Revenue compared to the year ended December 31, 2016 due to its increase in both Net Package ADR and Occupancy compared to prior year.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2017 increased $4.8 million, or 4.4%, compared to the year ended December 31, 2016. This increase was primarily the result of the performance of Hyatt Ziva Cancun, which accounted for a $15.7 million increase in Owned Resort EBITDA compared to the year ended December 31, 2016. This was partially offset by Panama Jack Resorts Cancun and Panama Jack Resorts Playa del Carmen, which together accounted for a decrease of $9.5 million in Owned Resort EBITDA compared to the year ended December 31, 2016. These resorts had an increase in operational expenses to advance the renovations and conversion of these resorts to the Panama Jack Resorts brand. The renovations were completed and the hotels were opened under the Panama Jack Resorts brand in December 2017.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the years ended December 31, 2017 and 2016 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	73.6%	70.5%	3.1	pts	4.4%
Net Package ADR	$293.07	$267.50	$25.57		9.6%
Net Package RevPAR	215.80	188.59	27.21		14.4%
	($ in thousands)
Net Package Revenue	$72,938	$63,882	$9,056		14.2%
Net Non-package Revenue	14,581	11,458	3,123		27.3%
Owned Net Revenue	87,519	75,340	12,179		16.2%
Owned Resort EBITDA	$34,246	$25,851	$8,395		32.5%
Owned Resort EBITDA Margin	39.1%	34.3%	4.8	pts	14.0%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2017 increased $12.2 million, or 16.2%, compared to the year ended December 31, 2016. This increase was driven by an increase in Net Package ADR and Occupancy by both hotels in this segment.

Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2017 increased $8.4 million, or 32.5%, compared to the year ended December 31, 2016. This increase was due to increased Owned Resort EBITDA by both hotels in this segment.
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the years ended December 31, 2017 and 2016 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	80.6%	84.5%	(3.9	)pts	(4.6)%
Net Package ADR	$188.65	$181.35	$7.30		4.0%
Net Package RevPAR	152.13	153.19	(1.06)		(0.7)%
	($ in thousands)
Net Package Revenue	$104,167	$105,184	$(1,017)		(1.0)%
Net Non-package Revenue	19,958	20,288	(330)		(1.6)%
Owned Net Revenue	124,125	125,472	(1,347)		(1.1)%
Owned Resort EBITDA	$37,506	$37,854	$(348)		(0.9)%
Owned Resort EBITDA Margin	30.2%	30.2%	—		—%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2017 decreased $1.3 million, or 1.1%, compared to the year ended December 31, 2016. This was due to a decrease of $2.9 million at Dreams Palm Beach and Dreams Punta Cana compared to the year ended December 31, 2016, offset by an increase of $1.6 million at Dreams La Romana (now Hilton La Romana).
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2017 decreased $0.3 million, or 0.9%, compared to the year ended December 31, 2016. This was due to a decrease of $1.0 million at Dreams Palm Beach and Dreams Punta Cana compared to the year ended December 31, 2016, offset by an increase of $0.7 million at Dreams La Romana (now Hilton La Romana).
Jamaica
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the years ended December 31, 2017 and 2016 for the total segment portfolio.

	Year Ended December 31,		Increase / Decrease
	2017	2016	Change		% Change
Occupancy	70.9%	64.9%	6.0	pts	9.2%
Net Package ADR	$351.49	$348.42	$3.07		0.9%
Net Package RevPAR	249.03	225.98	23.05		10.2%
	($ in thousands)
Net Package Revenue	$56,357	$51,280	$5,077		9.9%
Net Non-package Revenue	9,024	7,957	1,067		13.4%
Owned Net Revenue	65,381	59,237	6,144		10.4%
Owned Resort EBITDA	$15,976	$12,611	$3,365		26.7%
Owned Resort EBITDA Margin	24.4%	21.3%	3.1	pts	14.6%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2017 increased $6.1 million, or 10.4%, compared to the year ended December 31, 2016. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which was the only property in this segment for the year ended December 31, 2017.

Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2017 increased $3.4 million, or 26.7%, compared to the year ended December 31, 2016. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which was the only property in this segment for the year ended December 31, 2017.
Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$18,977	$(241)	$20,216
Interest expense	62,243	53,661	54,793
Income tax provision	12,199	9,051	4,232
Depreciation and amortization	73,278	53,131	52,744
EBITDA	166,697	115,602	131,985
Other (income) expense (a)	(2,822)	1,078	5,390
Share-based compensation	6,116	3,765	—
Loss on extinguishment of debt	—	25,120	—
Pre-opening expense	321	—	—
Transaction expense (b)	9,615	21,708	16,538
Severance expense	333	442	—
Other tax expense (c)	1,633	1,778	675
Jamaica delayed opening accrual reversal (d)	(342)	(203)	—
Gain on property damage insurance proceeds (e)	(2,212)	—	(348)
Repairs from hurricanes and tropical storms (f)	—	1,807	—
Non-service cost components of net periodic pension (cost) benefit (g)	(308)	(232)	429
Adjusted EBITDA	$179,031	$170,865	$154,669
Other corporate - unallocated	34,786	30,757	30,593
Management Fee Revenue	(755)	(140)	—
Owned Resort EBITDA	$213,062	$201,482	$185,262
Less: Non-comparable Owned Resort EBITDA (h)	10,433	—	—
Comparable Owned Resort EBITDA	$202,629	$201,482	$185,262
________

(a)	Represents changes in foreign exchange rates and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including the business combinations with Pace in 2017 and Sagicor in 2018; the redesign and build-out of our internal controls and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.

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

(e)
Represents a portion of the insurance proceeds related to property insurance and not business interruption proceeds, which related to the impact of Hurricane Maria at the Dreams Punta Cana and Dreams Palm Beach and the impact of Hurricane Maria and Hurricane Irma at Hilton La Romana (formerly Dreams La Romana) during the third quarter of 2017.

(f)
Represents repair and maintenance expenses at Hyatt Ziva Los Cabos due to Tropical Storm Lidia, Dreams Punta Cana and Dreams Palm Beach due to Hurricane Maria for $0.4 million, $1.0 million and $0.4 million respectively. These are expenses incurred that are not covered by insurance claims or offset by insurance proceeds.

(g)
Represents the non-service cost components of net periodic pension (cost) benefit recorded within other (income) expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Previously, these expenses were presented within direct expense. We include these (costs) benefits for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(h)	Adjusted EBITDA for the Sagicor resorts.

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
Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of December 31, 2018, we had $78.5 million of scheduled contractual obligations due within one year.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. We had cash and cash equivalents of $116.4 million as of December 31, 2018, compared to $117.2 million as of December 31, 2017. We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 9 to 12 months with the cash we have on hand, as well as our cash generated from operations. We plan to fund the Hilton conversions and any share repurchases with the cash we have on hand, cash generated from operations, or the utilization of our Revolving Credit Facility. As of December 31, 2018, there was $0 million outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of December 31, 2018, our total debt obligations were $996.5 million (which represents the principal amount outstanding under our Term Loan, excluding a $2.7 million issuance discount on our Term Loan and $4.5 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements ($ in thousands).

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$114,430	$64,191	$76,181
Net cash used in investing activities	$(204,586)	$(109,829)	$(19,046)
Net cash provided by (used in) financing activities	$89,280	$119,704	$(55,815)
Net Cash Provided by Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. For the years ended December 31, 2018, 2017 and 2016, our net cash provided by operating activities totaled $114.4 million, $64.2 million and $76.2 million, respectively.

•
Net income of $19.0 million for the year ended December 31, 2018 included significant non-cash expenses, including $73.3 million of depreciation and amortization, $6.1 million of share-based compensation and a $12.5 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.

•
Net loss of $0.2 million for the year ended December 31, 2017 included $3.8 million of share-based compensation and a $25.1 million loss on extinguishment of debt, offset by changes in our assets and liabilities through the normal course of operations.

•
Net income of $20.2 million for the year ended December 31, 2016 included $3.1 million of amortization of debt discount, premium and issuance costs and $13.2 million of deferred income taxes, offset by changes in our assets and liabilities through the normal course of operations.

Net Cash Used in Investing Activities
For the years ended December 31, 2018, 2017 and 2016, our net cash used in investing activities was $204.6 million, $109.8 million and $19.0 million, respectively.
Activity for the year ended December 31, 2018:

•	Acquisition of the Sagicor Assets for $93.1 million.

•
Purchases of property and equipment of $110.9 million which includes $82.3 million in cash used for the development of Hyatt Ziva and Hyatt Zilara Cap Cana and $28.6 million for other development and maintenance capital expenditures.

•	Purchases of intangibles of $2.8 million.
Activity for the year ended December 31, 2017:

•
Purchases of property and equipment of $106.2 million which includes $45.6 million in cash used for the acquisition of land in Cap Cana, Dominican Republic and $60.6 million in development and maintenance capital expenditures.

•	Purchases of intangibles of $1.0 million.

•	Contract deposit of $2.7 million.
Activity for the year ended December 31, 2016:

•	Maintenance capital expenditures of $19.3 million.

•	Property damage insurance proceeds of $0.5 million.
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise and license agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets, including expenditures for the replacement, improvement or expansion of existing capital assets (“Maintenance Capital Expenditures”), differ from ongoing repair and maintenance expense items which do not in our judgment extend the service life or increase the capacity of assets and are charged as expenses as incurred. We have approval rights over capital expenditures made by our third-party manager as part of the annual budget process for each property they manage. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other hotels in our markets (“Development Capital Expenditures”).
The following table summarizes our capital expenditures for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Development Capital Expenditures
Hyatt Zilara Cancun	$1,774	$3,340	$—
Panama Jack Resorts Cancun	4,269	8,916	—
Panama Jack Resorts Playa del Carmen	2,010	3,807	—
Hyatt Ziva Puerto Vallarta	644	2,482	—
Hyatt Ziva and Zilara Cap Cana(1)	82,319	13,979	—
Hyatt Ziva and Zilara Rose Hall	1,219	11,873	—
Total Development Capital Expenditures	92,235	44,397	—
Maintenance Capital Expenditures (2)	18,616	16,208	19,262
Total Capital Expenditures	$110,851	$60,605	$19,262
_______

(1)
Developmental capital expenditures for Hyatt Ziva and Zilara Cap Cana exclude $45.6 million of cash used to purchase the land for the year ended December 31, 2017. See the discussion for net cash used in investing activities above.

(2)	Typically, maintenance capital expenditures equate to approximately 3% to 4% of Total Net Revenue.
Net Cash Provided by (Used in) Financing Activities
Our net cash provided by financing activities was $89.3 million for the year ended December 31, 2018, compared to $119.7 million provided by financing activities for the year ended December 31, 2017. For the year ended December 31, 2016, our net cash used in financing activities was $55.8 million.
Activity for the year ended December 31, 2018:

•	Principal payments on our Term Loan of $9.9 million.

•	Proceeds from debt issuance of $99.5 million.
Activity for the year ended December 31, 2017:

•	Principal payments on our existing term loan of $366.4 million.

•	Principal and redemption premium of our Senior Notes due 2020 of $496.0 million.

•	Proceeds from our Term Loan of $907.7 million, net of a $2.3 million discount.

•	Payments of our deferred consideration to the selling shareholder of Real Resorts (the “Real Shareholder”) of $2.5 million.

•	Net recapitalization as part of the Pace Business Combination of $79.7 million.

•	Payments of debt issuance costs of $2.8 million.
Activity for the year ended December 31, 2016:

•	Issuance of an additional $50.0 million of our Senior Notes due 2020 on October 4, 2016, from which we received proceeds of $50.5 million.

•
Redemption of 4,227,100 cumulative redeemable preferred shares at $8.40 per share on October 14, 2016 for which we paid $35.5 million in face value and $14.5 million of associated paid-in-kind (“PIK”) dividends.

•	Repayments of borrowings on the Revolving Credit Facility of $50.0 million.

•	Principal payments on our Term Loan of $3.8 million.

•	Payments of our deferred consideration to the Real Shareholder in connection with our Predecessor’s formation transactions of $2.5 million.
Dividends
We do not plan on paying cash dividends on our ordinary shares in the foreseeable future. No cash dividends were paid for the year ended December 31, 2018.
Share Repurchases
On December 17, 2018, our Board authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the fourth quarter of 2018, we purchased 47,241 ordinary shares at an average price of $6.65 per share.
Senior Secured Credit Facility
Our subsidiary, Playa Resorts Holding B.V., holds our senior secured credit facility (“Senior Secured Credit Facility”), which consists of a term loan facility which matures on April 27, 2024 and our Revolving Credit Facility which matures on April 27, 2022. We borrowed $530.0 million under our initial term loan facility on April 27, 2017 (our “First Term Loan”). We received net proceeds of approximately $32.5 million from our First Term Loan after prepaying our previous Senior Secured Credit Facility and a portion of our Senior Notes due 2020 and deducting a debt issuance discount of $1.3 million and unamortized debt issuance costs of $2.6 million.
We borrowed an additional $380.0 million under an incremental term loan facility (our “Second Term Loan” and together with the First Term Loan, the “Initial Term Loan”) on December 6, 2017. We received no proceeds from the Second Term Loan after full repayment of our Senior Notes due 2020 and deducting a debt issuance discount of $1.0 million and unamortized debt issuance costs of $0.2 million.
Our Initial Term Loan bore interest at a rate per annum equal to LIBOR plus 3.25% (where the applicable LIBOR rate had a 1.0% floor), and interest continued to be payable in cash in arrears on the last day of the applicable interest period (unless we elected to use the ABR rate in which case, interest was payable on the last business day of each of March, June, September and December).
Effective March 29, 2018, we entered into two interest rate swaps to mitigate the long term interest rate risk inherent in our variable rate Term Loan. The interest rate swaps have an aggregate fixed notional value of $800.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate.
On June 7, 2018, we entered into the Second Amendment to Amended & Restated Credit Agreement (the “Amendment”), which amended the Amended & Restated Credit Agreement, dated as of April 27, 2017 (the “Existing Credit Agreement”), governing our Senior Secured Credit Facility. The Amendment amended the Existing Credit Agreement to, among other things (i) effect an incremental term loan facility of $100.0 million (the “Third Term Loan” and, together with the Initial Term Loan, the

“Term Loan”) that was incurred pursuant to the exercise of our option to request incremental loans under the Existing Credit Agreement and (ii) decrease the interest rate applicable to the Term Loan by 0.50% to, at our option, either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The other terms to the Existing Credit Agreement were not affected by the Amendment.
Our Term Loan requires quarterly payments of principal equal to 0.25% of the original principal amount of the Term Loan on the last business day of each March, June, September and December. The remaining unpaid amount of our Term Loan is due and payable at maturity on April 27, 2024. We may voluntarily prepay borrowings at any time without premium or penalty, subject to customary breakage costs in the case of LIBOR-based loans.
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
The Senior Secured Credit Facility requires that most of our subsidiaries, and in some limited cases the Company, comply with covenants relating to customary matters, including with respect to incurring indebtedness and liens, paying dividends or making certain other distributions or redeeming equity interests, making acquisitions and investments, effecting mergers and asset sales, prepaying junior indebtedness, and engaging in transactions with affiliates.
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
Sagicor Business Combination
On June 1, 2018, we consummated our acquisition of the Sagicor Assets for total consideration, after prorations and working capital adjustments, of $308.5 million, which consisted of 20,000,000 ordinary shares and $93.1 million in cash. We used the funds from the Third Term Loan to fund the acquisition and expect the Sagicor Assets to contribute to positive operating cash flow going forward.

Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of December 31, 2018 ($ in thousands):

	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility (2)	$508	$1,015	$161	$—	$1,684
Term Loan principal payments	10,100	20,200	20,200	946,048	996,548
Term Loan interest payments (3)	55,379	109,875	106,146	17,421	288,821
Cap Cana land purchase obligation (4)	10,625	—	—	—	10,625
Operating lease obligations	1,199	2,047	1,789	3,394	8,429
Pension obligation (5)	646	1,037	1,262	4,433	7,378
Total contractual obligations	$78,457	$134,174	$129,558	$971,296	$1,313,485
________

(1)	The period less than 1 year represents obligations in 2019.

(2)
The interest commitment on our Revolving Credit Facility is calculated based on the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of December 31, 2018.

(3)
The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 5.12% to 5.60%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.

(4)
The remaining $10.6 million of the purchase price is due on the earlier of (i) two years from the beginning of construction or (ii) the opening of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana resorts.

(5)
Represents the undiscounted future expected plan payments for our pension obligation. See Note 17 to the accompanying Consolidated Financial Statements for additional information regarding our pension obligation and underlying accounting assumptions.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the years ended December 31, 2018 and 2017.
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
Property and equipment, net
Useful lives of property and equipment, net
Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five to 50 years for buildings, seven to 18 years for fixtures and machinery and four to 12 years for furniture and other fixed assets.

We are required to apply judgment in determining the estimated useful lives of our property and equipment for purposes of calculating the amount of depreciation expense to record each year with respect to the assets. Changes to the significant assumptions or estimates of useful lives could materially affect our results of operations.
Impairment of property and equipment, net
We are required to apply judgment in determining whether indicators of impairment are present at one or more of our asset groups, or resorts. The determination as to whether a triggering event exists is based on our knowledge of the industry, historical experience, market and economic conditions, the business climate, our operations and other relevant facts and circumstances as of the assessment date.
Judgment is also required in estimating the fair value of our resorts when quantitatively assessing an asset group for impairment. Under the discounted cash flow approach, we utilize various assumptions and estimates including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on the weighted-average cost of capital. Our estimates of long-term growth and costs are based on historical data as well as various internal projections and external sources. The weighted-average cost of capital is estimated based on each resort's cost of debt and equity and a selected capital structure.
Changes in the judgments, estimates or assumptions utilized in our qualitative or quantitative property and equipment impairment testing could result in future impairment losses, which could be material to our results of operations.
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
We recognize tax benefits related to uncertain tax positions only when we estimate that it is “more likely than not” that the position will be sustainable based on its technical merits. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing our provision for income taxes. Changes to the assessment of the “more likely than not” standard could materially impact our Consolidated Financial Statements.
Goodwill
Goodwill is reviewed for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment.
We are required to apply judgment in determining whether indicators of impairment are present at one or more of our reporting units. The determination as to whether a triggering event exists is based on our knowledge of the industry, historical experience, market and economic conditions, the business climate and other relevant facts and circumstances as of the assessment date.
Judgment is also required in estimating the fair value of our reporting units. Under the discounted cash flow approach, we utilize various assumptions and estimates including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on the weighted-average cost of capital. Our estimates of long-term growth and costs are based on historical data as well as various internal projections and external sources. The weighted-average cost of capital is estimated based on each reporting unit's cost of debt and equity and a selected capital structure.
Changes in the estimates and assumptions used in our qualitative or quantitative goodwill impairment testing could result in future impairment losses, which could be material to our results of operations.

Derivative financial instruments
We use derivative financial instruments to manage interest rate risk. Our derivative financial instruments, consisting of our two interest rate swaps, are initially recorded at fair value on the date the contracts were entered into and are subsequently remeasured to fair value at period end, with changes recognized in earnings immediately in interest expense. The fair value of our interest rate swaps is the present value of estimated future cash flows, calculated as the difference between the fixed rate paid by us and the variable rate received from our counterparty, multiplied by the notional principal amount.
The fair value of our interest rate swaps at period end is most significantly affected by our estimate of future one-month London Interbank Offered Rate (“LIBOR”) interest rates through the contractual period to maturity. It is also affected by changes in our own and our counterparty's specific credit risk, which are incorporated into the credit valuation adjustment, as well as the discount rate applied to our estimated future cash flows of the interest rate swaps.
Changes to these significant inputs or estimates could materially affect our recorded interest expense and our results of operations.
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
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities including our pension obligation and debt. See Note 16, “Fair value of financial instruments,” to our Consolidated Financial Statements for more information.
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

Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 to our Consolidated Financial Statements) to manage exposure to this risk. As of December 31, 2018, approximately 20% of our outstanding indebtedness bore interest at floating rates and approximately 80% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $2.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0. If market rates of interest on our floating rate debt were to decrease by 1%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $2.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2018 approximately 14.3% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) are affected by movements in exchange rates.
Approximately 80.2% of our operating expenses for the year ended December 31, 2018 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2018 would have impacted our net income before tax by approximately $8.7 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2018 would have impacted our net income before tax by approximately $3.4 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2018 would have impacted our net income before tax by approximately $4.1 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), cumulative redeemable preferred shares and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statements schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
McLean, VA
February 28, 2019
We have served as the Company’s auditor since 2014.

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$116,353	$117,229
Trade and other receivables, net	64,770	51,527
Accounts receivable from related parties	6,430	1,495
Inventories	15,390	11,309
Prepayments and other assets	32,617	35,056
Property and equipment, net	1,808,412	1,466,326
Goodwill	83,656	51,731
Other intangible assets	6,103	2,087
Deferred tax assets	1,427	1,063
Total assets	$2,135,158	$1,737,823
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$159,600	$139,528
Payables to related parties	4,320	2,966
Income tax payable	1,899	1,090
Debt	989,387	898,215
Derivative financial instruments	12,476	—
Other liabilities	21,602	19,394
Deferred tax liabilities	106,033	77,081
Total liabilities	1,295,317	1,138,274
Commitments and contingencies
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 130,494,734 shares issued and 130,440,126 shares outstanding as of December 31, 2018, and 110,305,064 shares issued and 110,297,697 shares outstanding as of December 31, 2017)	14,161	11,803
Treasury shares (at cost, 54,608 shares as of December 31, 2018 and 7,367 shares as of December 31, 2017)	(394)	(80)
Paid-in capital	992,297	773,194
Accumulated other comprehensive loss	(3,658)	(3,826)
Accumulated deficit	(162,565)	(181,542)
Total shareholders' equity	839,841	599,549
Total liabilities and shareholders' equity	$2,135,158	$1,737,823

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Package	$532,090	$481,175	$450,875
Non-package	83,190	78,230	70,616
Management fees	755	140	—
Cost reimbursements	978	—	—
Total revenue	617,013	559,545	521,491
Direct and selling, general and administrative expenses:
Direct	340,080	310,048	287,120
Selling, general and administrative	115,975	108,176	97,344
Pre-opening	321	—	—
Depreciation and amortization	73,278	53,131	52,744
Reimbursed costs	978	—	—
Gain on insurance proceeds	(4,216)	(479)	(348)
Direct and selling, general and administrative expenses	526,416	470,876	436,860
Operating income	90,597	88,669	84,631
Interest expense	(62,243)	(53,661)	(54,793)
Loss on extinguishment of debt	—	(25,120)	—
Other income (expense)	2,822	(1,078)	(5,390)
Net income before tax	31,176	8,810	24,448
Income tax provision	(12,199)	(9,051)	(4,232)
Net income (loss)	18,977	(241)	20,216
Other comprehensive income (loss), net of taxes:
Benefit obligation gain (loss)	168	(107)	348
Other comprehensive income (loss)	168	(107)	348
Total comprehensive income (loss)	$19,145	$(348)	$20,564
Dividends of cumulative redeemable preferred shares	—	(7,922)	(43,676)
Non-cash dividend to warrant holders	—	(879)	—
Net income (loss) available to ordinary shareholders	$18,977	$(9,042)	$(23,460)
Earnings (losses) per share - Basic	$0.16	$(0.09)	$(0.46)
Earnings (losses) per share - Diluted	$0.16	$(0.09)	$(0.46)
Weighted average number of shares outstanding during the period - Basic	122,150,851	96,896,498	50,481,822
Weighted average number of shares outstanding during the period - Diluted	122,418,500	96,896,498	50,481,822

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cumulative Redeemable Preferred Shares and Shareholders' Equity
for the years ended December 31, 2018, 2017 and 2016
($ in thousands, except share data)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	32,738,094	$352,275	60,249,330	$656	5,373,884	$(23,108)	$420,872	$(4,067)	$(200,638)	$193,715
Retroactive application of recapitalization			(9,767,508)	4,730	(5,373,884)	23,108	(27,838)			—
Adjusted balance at December 31, 2015	32,738,094	$352,275	50,481,822	$5,386	—	$—	$393,034	$(4,067)	$(200,638)	$193,715
Net income									20,216	20,216
Benefit obligation gain, net of tax								348		348
Redemption of cumulative redeemable preferred shares	(4,227,100)	(35,508)								—
Payment of accrued dividends of cumulative redeemable preferred shares		(14,492)								—
Dividends on cumulative redeemable preferred shares		43,676					(43,676)			(43,676)
Balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net loss									(241)	(241)
Benefit obligation loss, net of tax								(107)		(107)
Share-based compensation			151,569	17			3,748			3,765
Recapitalization transaction			52,982,364	5,653			427,878			433,531
Dividends on cumulative redeemable preferred shares		7,922					(7,922)			(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)								—
Settlement of accrued dividends of cumulative redeemable preferred shares		(114,381)								—
Non-cash transfer of ordinary shares			(7,367)		7,367	(80)				(80)
Issuance of ordinary shares in exchange for warrants			6,689,309	747			132		(879)	—
Balance at December 31, 2017	—	$—	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income									18,977	18,977
Benefit obligation gain, net of tax								168		168
Share-based compensation			189,670	22			6,094			6,116
Shares issued in business combination (see Note 4)			20,000,000	2,336			213,064			215,400
Repurchase of Earnout Warrants (see Note 10)							(55)			(55)
Repurchase of ordinary shares			(47,241)		47,241	(314)				(314)
Balance at December 31, 2018	—	$—	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,977	$(241)	$20,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,278	53,131	52,744
Amortization of debt discount, premium and issuance costs	1,523	2,242	3,129
Share-based compensation	6,116	3,765	—
Loss on extinguishment of debt	—	25,120	—
Loss on derivative financial instruments	12,476	—	—
Gain on property damage insurance proceeds	(2,212)	—	(348)
Deferred income taxes	3,006	1,004	(13,208)
Other	1,100	928	(445)
Changes in assets and liabilities:
Trade and other receivables, net	(11,536)	(3,542)	(6,247)
Accounts receivable from related parties	(4,935)	(319)	925
Inventories	(456)	(900)	(332)
Prepayments and other assets	3,396	(2,762)	(2,772)
Trade and other payables	13,725	(8,249)	10,643
Payables to related parties	1,354	(1,964)	(255)
Income tax payable	809	(4,038)	12,374
Deferred consideration	—	654	201
Other liabilities	(2,191)	(638)	(444)
Net cash provided by operating activities	114,430	64,191	76,181
INVESTING ACTIVITIES:
Acquisition of Sagicor business, net of cash acquired	(93,128)	—	—
Capital expenditures	(110,851)	(106,230)	(19,262)
Contract deposit	—	(2,700)	—
Purchase of intangibles	(2,832)	(1,003)	(356)
Receipt of key money	2,000	—	—
Proceeds from disposal of property and equipment	22	104	54
Property damage insurance proceeds	203	—	518
Net cash used in investing activities	(204,586)	(109,829)	(19,046)
FINANCING ACTIVITIES:
Proceeds from debt issuance	99,499	907,725	50,500
Issuance costs of debt	—	(2,777)	(55)
Repayment of deferred consideration	—	(2,490)	(2,510)
Repayment of Term Loan	(9,850)	(366,415)	(3,750)
Repayment of Senior Notes due 2020	—	(495,997)	—
Recapitalization transaction	—	79,658	—
Redemption of cumulative redeemable preferred shares	—	—	(35,508)
Accrued dividends of cumulative redeemable preferred shares	—	—	(14,492)
Repurchase of ordinary shares	(314)	—	—
Repurchase of Earnout Warrants	(55)	—	—
Repayments of borrowings on revolving credit facility	—	—	(50,000)
Net cash provided by (used in) financing activities	89,280	119,704	(55,815)

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(876)	74,066	1,320
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$117,229	$43,163	$41,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$116,353	$117,229	$43,163
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$116,353	$117,229	$33,512
Restricted cash	—	—	9,651
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$116,353	$117,229	$43,163
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$53,420	$61,066	$50,401
Cash paid for income taxes	$10,890	$21,582	$16,953
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$484	$12,605	$483
Interest capitalized but not yet paid	$16	$163	$—
Paid-in-kind dividends of cumulative redeemable preferred shares	$—	$7,922	$43,676
Purchase of cumulative redeemable preferred shares	$—	$(239,492)	$—
Settlement of accrued dividends of cumulative redeemable preferred shares	$—	$(114,381)	$—
Par value of vested restricted share awards	$22	$17	$—
Par value of ordinary shares issued in exchange for warrants	$—	$747	$—
Non-cash dividend to warrant holders	$—	$879	$—
Non-cash transfer of treasury shares	$—	$(80)	$—
Intangible assets capitalized but not yet paid	$516	$—	$—
Non-cash issuance of shares in business combination (see Note 4)	$215,400	$—	$—
The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Consolidated Financial Statements
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 21 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements (our “Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
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
We evaluate our estimates and assumptions periodically. Estimates are based on historical experience and on other factors that are considered to be reasonable under the circumstances. Significant accounting policies that require us to exercise judgment or make significant estimates include the fair value of assets and liabilities acquired in business combinations, useful lives of property and equipment, income taxes (including the valuation allowance), commitments and contingencies, long-lived asset and goodwill impairment testing, fair value of restricted share awards with market and performance conditions and fair value of financial instruments.
Financial instruments
The Consolidated Balance Sheets contain various financial instruments, including, but not limited to, cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities including our pension obligation and debt.
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

For purposes of calculating our tax liability in certain foreign jurisdictions, we index our depreciable tax bases in certain assets for the effects of inflation based upon statutory inflation factors. The effects of these indexation adjustments are reflected in income tax provision in the Consolidated Statements of Operations and Comprehensive Income (Loss). The remeasurement gains and losses related to deferred tax assets and liabilities are reported in the income tax provision.
Foreign exchange gains and losses are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) within other income (expense). We recognized foreign currency losses of $0.7 million, $0.7 million and $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Business combinations
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which we obtain operating control over the acquired business.
The consideration transferred is determined on the acquisition date and is the sum of the fair values of the assets transferred by us and the liabilities incurred by us, and equity interests issued by us. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred.
Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. If the consideration transferred is less than the fair value of the net assets acquired and liabilities assumed, the difference is recorded as a bargain purchase gain in profit or loss.
Property and equipment, net
Property and equipment are stated at historical cost less accumulated depreciation. The costs of improvements that extend the life of property and equipment, such as structural improvements, equipment and fixtures, are capitalized. In addition, we capitalize soft costs such as interest, insurance, construction administration and other costs that clearly relate to projects under development or construction. Start-up costs, ongoing repairs and maintenance are expensed as incurred. Buildings that are being developed or closed for substantial redevelopment are carried at cost and no depreciation is recorded on these assets until they are put into or back into service. The useful life of buildings under redevelopment is re-evaluated upon completion of the projects.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2018, 2017 and 2016.
Income taxes
We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards. For purposes of these Consolidated Financial Statements, our income tax provision was calculated on a return basis as though we had filed our tax returns in the applicable jurisdictions in which we operate.
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
We have only recorded financial statement benefits for tax positions which we believe are more likely than not to be sustained upon settlement with a taxing authority. We have established income tax reserves in accordance with this guidance where necessary, such that a benefit is recognized only for those positions which satisfy the more likely than not threshold. Judgment is required in assessing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns, including the application of the more likely than not criteria. We recognize interest and penalties associated with our uncertain tax benefits as a component of the income tax provision.
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
Dividends
We must comply with the provisions of Dutch law, our Articles of Association and the covenants in our Senior Secured Credit Facility (as defined in Note 14) if we want to pay cash dividends. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of our shareholders at our general meeting of shareholders (the “General Meeting”), subject to a proposal from our board of directors, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our board of directors deems relevant.
Preferred Shares
We previously issued cumulative redeemable preferred shares (“Preferred Shares”) that could be converted to ordinary shares at the option of the holder or redeemed by such holder or us under certain conditions. Preferred Shares were reported as a temporary equity instrument (see Note 12). There were no Preferred Shares outstanding as of December 31, 2018 or 2017.
Debt
Debt is carried at amortized cost. Any difference between the proceeds (net of debt issuance costs) and the redemption value is recognized as an adjustment to interest expense over the term of the debt using the effective interest rate method. Debt issuance costs are recorded in the Consolidated Balance Sheets as a direct deduction from the carrying amount and amortized over the term of the debt utilizing the effective interest rate method.
Capitalized interest directly attributable to the acquisition, construction or production of qualifying assets, which are assets that take a substantial period of time to get ready for their intended use, is recognized as part of the cost of such assets until the time the assets are substantially ready for their intended use. Capitalized interest is subsequently recognized as depreciation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) once the assets are put into service.
Goodwill and other intangible assets
Goodwill arises in connection with business combinations. Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate a potential impairment. We completed our most recent annual impairment assessment for our goodwill associated with the reporting units within our Yucatán Peninsula and Jamaica reportable segments as of July 1, 2018 and October 1, 2018, respectively, and concluded that goodwill was not impaired.
When testing goodwill for impairment, we are allowed to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis to determine whether the quantitative impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.
The useful life for definite lived intangibles is determined to be equal to their economic life. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized on indefinite or definite lived intangible assets for the years ended December 31, 2018, 2017 and 2016.
Revenue recognition
Revenue is recognized on an accrual basis when the rooms are occupied and services have been rendered. We primarily derive our revenue from the following sources:

•
Package revenue: Revenues derived from all-inclusive packages purchased by our guests are included in the package revenue line item of the Consolidated Statements of Operations and Comprehensive Income (Loss). Contract liabilities consist of advanced deposits received from customers which are deferred until the rooms are occupied and the services have been rendered. Advance deposits are included in trade and other payables in the Consolidated Balance Sheet. Revenue is measured at the fair value of the consideration received or receivable, stated net of estimated discounts, rebates and value added taxes.

•
Non-package revenue: Revenue associated with upgrades, premium services and amenities that are not included in the all-inclusive package, such as premium rooms, dining experiences, wines and spirits and spa packages, is included in the non-package revenue line item of the Consolidated Statements of Operations and Comprehensive Income (Loss). Food and beverage revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.

•
Management fees: Management fees are derived from resorts that we manage, typically under long-term contracts with the property owner. Management fees are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. We recognize revenue over the term of the service period as the third-party owners benefit from our management services. Revenue from management contracts is included in the management fees line item of the Consolidated Statements of Operations and Comprehensive Income (Loss).

•
Cost reimbursements: Cost reimbursements are derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. These revenues are fully offset by reimbursed costs and have no impact on net income. Cost reimbursements are included in the cost reimbursements line item of the Consolidated Statements of Operations and Comprehensive Income (Loss).

Revenue from operations in the Dominican Republic is net of statutory withholding of $5.0 million, $5.2 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Restricted cash
Restricted cash consists of cash balances restricted in use by contractual obligations with third-parties.
Trade and other receivables, net
Trade and other receivables include amounts due from guests and vendors for merchandise sold or services performed in the ordinary course of business as well as other miscellaneous receivables, such as insurance. Collection of these amounts is expected in one year or less. When necessary, the carrying amount of our receivables is reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. When a trade receivable is considered uncollectible, it is written off against the allowance for doubtful accounts. Subsequent recoveries of amounts previously written off are credited against the allowance accounts. Changes in the carrying amount of the allowance for doubtful accounts are recognized within direct expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Inventories
Inventories consist of food, beverages and other items related to consumption and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method, not to exceed the market value.
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2018, 2017 and 2016, we recorded advertising costs of $27.3 million, $27.5 million and $26.5 million, respectively. Advertising costs are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) within selling, general and administrative costs.
Share-based compensation
The Company has an equity incentive plan that provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. For awards with market conditions, the conditions are incorporated into the fair value measurement and the compensation expense is not adjusted if the conditions are not met. For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria. The determination of fair value of the market based awards on the date of grant is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether these awards will achieve performance thresholds. The effects of forfeitures are recognized in compensation expense when they occur.
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Any gains or losses arising from changes in fair value on derivative contracts not designated for hedge accounting are recorded in interest expense in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Accounting standards
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that could have a material effect on our financial statements:

Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as clarified and amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20
This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.
January 2018
We applied the modified retrospective transition method to all contracts upon the adoption of ASU 2014-09. We provided the additional required disclosures, but the cumulative adjustment from our comparative periods was zero in our Consolidated Financial Statements. See Note 3.

ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03
This standard significantly revises the accounting related to the classification and measurement of investment in equity securities and the presentation of certain fair value changes of financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments.
January 2018
The adoption of ASU 2016-01 reduced our disclosure requirements, but did not impact our Consolidated Financial Statements. We are no longer required to disclose the method and significant assumptions used to estimate the fair value of our financial instruments measured at amortized cost on the Consolidated Balance Sheet.

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
		January 2018	The adoption of ASU 2016-15 provided clarification to existing requirements and did not have a material effect on our Consolidated Financial Statement.

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
January 2018
The adoption of ASU 2016-16 did not have a material effect on our Consolidated Financial Statements. We have limited intra-entity asset transfers, or intercompany sales, other than inventory that would require income tax recognition.

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
January 2018
We utilized the modified retrospective transition method upon the adoption of ASU 2017-05 and the cumulative adjustment from our comparative periods was zero in our Consolidated Financial Statements, as we historically have not sold material non-financial assets in our normal course of business.

Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

ASU No. 2016-02, Leases (Topic 842) (as amended by ASU No. 2018-10, ASU No. 2018-11 and ASU No. 2018-20)
This standard introduces a lessee model that brings most leases on the balance sheet. This will increase a lessee’s reported assets and liabilities—in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP.
January 2019
We evaluated ASU 2016-02 and expect to adopt this standard using the transition method outlined in ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative adjustment to the opening balance of retained earnings in the period of adoption.

We expect the most significant leases to consist of our corporate offices, as these leases have an original term of greater than one year where we are the lessee. We expect to record a right of use asset and corresponding lease liability for our operating leases of approximately $4.0 million to $7.0 million. The cumulative adjustment to the opening balance of retained earnings on January 1st, 2019 will be zero in our Consolidated Financial Statements. Additionally, we are finalizing our implementation of cloud-based lease accounting and management software to support the adoption of ASU 2016-02.

We do not expect material changes to the recognition of operating lease expense in our Consolidated Financial Statements.

ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)
This standard provides guidance regarding the treatment of stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017. Entities can make an election to reclassify these stranded income tax effects from accumulated other comprehensive income to retained earnings.

January 2019
The adoption of ASU 2018-02 is not expected to have a material effect on our Consolidated Financial Statements. The tax effects presented in other comprehensive income (loss) relate to our employee benefit plan and have been historically immaterial.

ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (as amended by ASU No. 2018-19)
This standard amends FASB’s guidance on the impairment of financial instruments by adding an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses.
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

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
The standard modifies the disclosure requirements of ASC 820 by eliminating and modifying certain disclosures related to the fair value hierarchy and adding new disclosures related to Level 3 fair value measurements.

		January 2020	We do not expect the adoption of ASU 2018-13 to have a material impact our disclosures as we do not have any recurring or nonrecurring Level 3 fair value measurements as of December 31, 2018.

ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
The standard adds requirements for an entity to disclose (i) the weighted-average interest crediting rates used in cash balance pension plans, (ii) a description of the reasons for significant gains and losses affecting the benefit obligation and (iii) an explanation of any other significant changes in the benefit obligation or plan assets. It also removes certain disclosures for defined benefit plans.

January 2020
We do not expect the adoption of ASU 2018-14 to have a material impact on our disclosures. We do not have a cash balance pension plan and do not expect gains or losses on our pension obligation to be material to the Consolidated Financial Statements based on our resort portfolio as of December 31, 2018.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

January 2020
We do not expect the adoption of ASU 2018-15 to have a material impact on our Consolidated Financial Statements as implementation costs for our hosting arrangements that are service contracts have historically been immaterial.

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

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 19) ($ in thousands):

	Year Ended December 31, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$236,815	$75,506	$104,858	$114,569	$342	$532,090
Non-package revenue	30,141	13,866	20,279	18,941	(37)	83,190
Management fees	—	—	—	—	755	755
Cost reimbursements	—	—	—	—	978	978
Total revenue	$266,956	$89,372	$125,137	$133,510	$2,038	$617,013

	Year Ended December 31, 2017
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$242,296	$76,170	$104,167	$58,542	$—	$481,175
Non-package revenue	34,440	14,775	19,958	9,054	3	78,230
Management fees	—	—	—	—	140	140
Total revenue	$276,736	$90,945	$124,125	$67,596	$143	$559,545

	Year Ended December 31, 2016
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$225,708	$66,815	$105,184	$53,168	$—	$450,875
Non-package revenue	30,600	11,635	20,288	8,061	32	70,616
Total revenue	$256,308	$78,450	$125,472	$61,229	$32	$521,491

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

Revenue is recognized, net of discounts and rebates, based on the agreed-upon price after each night's stay when our performance obligation of all-inclusive services is considered transferred to the customer.

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

We do not disclose the value of unsatisfied performance obligations for contracts with consideration determined by our performance completed to date or with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our resorts are refunded to hotel guests if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.
Contract assets and liabilities

We do not have any material contract assets as of December 31, 2018 and 2017 other than trade and other receivables, net on our Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 18) within trade and other payables on our Consolidated Balance Sheet. Contract liabilities increased from $40.9 million as of December 31, 2017 to $57.3 million as of December 31, 2018. The increase for the year ended December 31, 2018 was primarily driven by increases in cash payments received from guests prior to their stay and $5.8 million in advance deposits acquired in the business combination with the Sagicor Parties (as defined in Note 4), offset by $36.2 million of package revenue recognized that was included in the advanced deposits balance as of December 31, 2017.
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
Note 4. Business combination

Business combination with the Sagicor Parties

On February 26, 2018, we entered into a Share Exchange Implementation Agreement with JCSD Trustee Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, and Sagicor Real Estate X Fund Limited (collectively, the “Sagicor Parties”), as amended by that certain First Amendment to Share Exchange Implementation Agreement dated May 31, 2018 (as amended, the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Sagicor Parties agreed to contribute a portfolio of the following assets (the “Sagicor Assets”) to a subsidiary of Playa in exchange for consideration consisting of a combination of our ordinary shares and cash:

•	The Hilton Rose Hall Resort & Spa;

•	The Jewel Runaway Bay Beach & Golf Resort;

•	The Jewel Dunn’s River Beach Resort & Spa;

•	The Jewel Paradise Cove Beach Resort & Spa;

•	The 88 units comprising one of the towers in the multi-tower condominium and spa at the Jewel Grande Montego Bay Resort & Spa;

•	Developable land sites adjacent to the Jewel Grande Montego Bay Resort & Spa and the Hilton Rose Hall Resort & Spa;

•	The management contract for the units owned by the Sagicor Parties at the Jewel Grande Montego Bay Resort & Spa; and

•	All of the Sagicor Parties’ rights to “The Jewel” hotel brand.

On June 1, 2018 (the “Acquisition Date”), we consummated our acquisition of the Sagicor Assets for total consideration, after prorations and working capital adjustments, of $308.5 million. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations, and allocated the purchase price to the fair values of assets acquired and liabilities assumed. The business combination with the Sagicor Parties allows us to expand our portfolio of resorts in the all-inclusive segment of the lodging industry, capitalize on opportunities for growth and create significant operational synergies.

The following table summarizes the fair value of each class of consideration transferred to the Sagicor Parties on the Acquisition Date ($ in thousands, except share data):

Cash consideration, net of cash acquired of $0.1 million	$93,128
Ordinary shares (20,000,000 shares at the Acquisition Date closing price of $10.77 per share, €0.10 par value)	215,400
Total purchase consideration	$308,528
Preliminary fair values of assets acquired and liabilities assumed
The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date, as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2018, filed with the SEC on August 6, 2018, and as of December 31, 2018. Our preliminary estimates are based on the information that was available as of the Acquisition Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates, primarily deferred income taxes, are subject to change during the measurement period, which can be up to one year from the Acquisition Date.

The acquisition of the ground lease, which previously gave rise to the favorable intangible ground lease asset, was contingent on certain terms and conditions disclosed in the Contribution Agreement. We chose not to assume the ground lease as these terms and conditions were not met. We also refined our valuation models related to certain acquired property based on new information about facts and circumstances that existed at the Acquisition Date. We revised our estimate of deferred income taxes based on these changes and the receipt of updated tax basis information of the net assets acquired. The impact of these adjustments was as follows ($ in thousands):

	June 1, 2018 (as previously reported)	Adjustments	June 1, 2018 (as adjusted)
Total purchase consideration	$308,528	$—	$308,528
Net assets acquired
Working capital	(1,665)	—	(1,665)
Property and equipment	309,452	(5,153)	304,299
Identifiable intangible assets and liabilities	2,197	(2,646)	(449)
Deferred income taxes	(28,753)	3,171	(25,582)
Goodwill	27,297	4,628	31,925
Total net assets acquired	$308,528	$—	$308,528
Property and equipment
Property and equipment primarily consists of the all-inclusive resorts and adjacent developable land sites. We provisionally estimated the value of the acquired property and equipment using a combination of the income and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions (as described in Note 16), such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the Sagicor Assets.

Identified intangible assets and liabilities
The following table presents our preliminary estimates of the fair values of the identified intangible asset and liabilities and their related estimated useful lives ($ in thousands):

	Balance Sheet Classification	Estimated Fair Value	Weighted-Average Amortization Period (in years)
Management agreement	Other intangible assets	$1,900	20
Unfavorable ground lease liability	Other liabilities	(2,349)	22
Total identifiable intangibles acquired		$(449)
We provisionally estimated the value of the management agreement using the multi-period excess earnings valuation method, which is a variation of the income valuation approach. This method estimates an intangible asset’s value based on the present value of its incremental after-tax cash flows. This valuation approach utilizes Level 3 inputs (as described in Note 16).
Deferred income taxes
Deferred income taxes primarily relate to the fair value of non-current assets and liabilities acquired from the Sagicor Parties, including property and equipment, intangible assets and liabilities and other. We provisionally estimated deferred income taxes based on the statutory rate in the jurisdiction of the legal entities where the acquired non-current assets and liabilities are recorded. We revised our estimate of deferred income taxes based on changes to our valuations of the related assets and liabilities and updated tax basis information, which resulted in us recording deferred tax assets, net of a valuation allowance, of $0 million and deferred tax liabilities of $25.6 million related to the acquisition.
Goodwill
The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill is attributable primarily to expected synergies and future growth opportunities of our combined operations and is not deductible for income tax purposes. Goodwill related to the business combination was recognized at the Jamaica reportable segment (refer to discussion of our reportable segments in Note 19).
Pro forma results of operations
The following unaudited pro forma results of operations have been prepared as though the business combination was completed on January 1, 2017. This unaudited pro forma financial information does not necessarily reflect the results of operations of Playa that actually would have resulted had the acquisition of the Sagicor Assets occurred at the date indicated, nor does it project the results of operations of Playa for any future date or period ($ in thousands):

	Year Ended December 31,
	2018	2017
Pro forma revenue	$666,778	$662,669
Pro forma net income	$31,511	$3,497

The unaudited pro forma financial information for the years ended December 31, 2018 and 2017 includes adjustments for:

•	Depreciation and amortization expense resulting from the estimated fair values of acquired property and equipment and identifiable definite-lived intangible assets and liabilities, respectively;

•	Elimination of the Sagicor Assets’ management fees and interest expense;

•	Interest expense resulting from the issuance of an $100.0 million Term Loan add-on (see Note 14); and

•	Related income tax effects.

For the year ended December 31, 2018, we incurred approximately $2.9 million in transaction costs related to the acquisition and approximately $1.3 million in transaction costs related to the issuance of the $100.0 million term loan add-on. These costs are recorded within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and are reflected in unaudited pro forma net income for the year ended December 31, 2017 in the table above.

Sagicor Assets’ results of operations
The following table presents the results of the Sagicor Assets’ operations, which are recorded within our Jamaica reportable segment, included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from the Acquisition Date through December 31, 2018 ($ in thousands):

June 2, 2018 - December 31, 2018
Revenue	$55,598
Net income	$898

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
For accounting and financial reporting purposes, the Pace Business Combination was accounted for as a recapitalization of our Predecessor because Pace was incorporated as a special purpose acquisition company and considered a public shell company. Our Predecessor also maintained effective control of the combined entity because our Predecessor's operations comprise the ongoing operations of the combined entity, our Predecessor's senior management became the senior management of the combined entity and our Predecessor's directors were appointed to, and constitute the majority of, the combined entity's board of directors. Accordingly, no step-up in basis of assets or goodwill was recorded.
The Consolidated Financial Statements presented herein are those of our Predecessor for all periods prior to the completion of the Pace Business Combination and the recapitalization of the number of ordinary shares attributable to our Predecessor shareholders is reflected retroactively to the earliest period presented. Accordingly, the number of ordinary shares presented as outstanding as of December 31, 2015 totaled 50,481,822 and consisted of the number of ordinary shares issued to Predecessor shareholders. This number of shares was also used to calculate the Company’s earnings per share for all periods prior to the Pace Business Combination.
The consideration received as a result of the Pace Business Combination is summarized as follows ($ in thousands):

Purchase of all of our Predecessor's cumulative redeemable preferred shares (1)	$353,873
Net cash transferred from Pace	78,859
Playa employee offering (2)	799
Total consideration transferred	$433,531
________
(1) Balance consisted of the face value of our Predecessor's cumulative redeemable preferred shares (“Preferred Shares”) and their associated paid-in-kind (“PIK”) dividends as of March 10, 2017, per the terms of the Pace Business Combination.
(2) In connection with the Pace Business Combination, we entered into subscription agreements (the “Subscription Agreements”) with Playa employees, their family members and persons with business relationships with Playa, pursuant to which those persons agreed to purchase 82,751 ordinary shares for an aggregate purchase price of $0.8 million.

Note 5. Property and equipment
The balance of property and equipment is as follows ($ in thousands):

	As of December 31,
	2018	2017
Land, buildings and improvements	$1,787,727	$1,493,407
Fixtures and machinery	69,396	53,188
Furniture and other fixed assets	195,036	173,912
Construction in progress	106,520	29,220
Total property and equipment, gross	2,158,679	1,749,727
Accumulated depreciation	(350,267)	(283,401)
Total property and equipment, net	$1,808,412	$1,466,326
Depreciation expense for property and equipment was $72.3 million, $52.2 million and $51.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
For the years ended December 31, 2018, 2017 and 2016, $5.2 million, $1.6 million and $0 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.
Hyatt Ziva and Hyatt Zilara Cap Cana development
On July 12, 2017, we acquired the land for the new Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of the consideration in cash upon closing of the acquisition. The remaining $10.6 million balance is due on the earlier of (i) two years from the beginning of construction of the resorts, or the third quarter of 2019, or (ii) the opening of the resorts and is recorded in other liabilities within the Consolidated Balance Sheet.
Note 6. Income taxes
Net income before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(5,168)	$(6,066)	$(4,759)
Foreign	36,344	14,876	29,207
Total net income before tax	$31,176	$8,810	$24,448
The components of our income tax provision for the years ended December 31, 2018, 2017 and 2016 are as follows ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Domestic	$(1)	$(67)	$(3)
Foreign	(9,183)	(7,967)	(17,500)
Total current income tax provision	(9,184)	(8,034)	(17,503)
Deferred:
Domestic	—	—	—
Foreign	(3,015)	(1,017)	13,271
Total deferred income tax (provision) benefit	(3,015)	(1,017)	13,271
Total income tax provision for the period	$(12,199)	$(9,051)	$(4,232)

Reconciliation of Netherlands statutory income tax rate to actual income tax rate
A reconciliation of the Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
	2018		2017		2016
Income tax provision at statutory rate	$(7,794)	25.0%	$(2,203)	25.0%	$(6,112)	25.0%
Differences between statutory rate and foreign rate	21,629	(69.4)%	16,277	(184.8)%	11,732	(48.0)%
Inflation adjustments	4,848	(15.6)%	5,009	(56.9)%	1,939	(7.9)%
Nondeductible interest and expenses	(7,963)	25.5%	(6,975)	79.2%	(3,912)	16.0%
Debt extinguishment and other	—	—%	536	(6.1)%	(5)	—%
Business interruption proceeds	—	—%	(164)	1.9%	41	(0.2)%
Other	(193)	0.7%	229	(2.6)%	(1,218)	5.0%
Foreign exchange rate differences	(3,561)	11.4%	(3,183)	36.1%	7,212	(29.5)%
Dominican Republic tax classification	(5,145)	16.5%	3,994	(45.3)%	(3,470)	14.2%
Dutch and U.S. rate change	(13,721)	44.0%	(2,590)	29.4%	—	—%
Change in valuation allowance	(299)	1.0%	(19,981)	226.8%	(10,949)	44.8%
Accrual for uncertain tax positions	—	—%	—	—%	510	(2.1)%
Income tax provision	$(12,199)	39.1%	$(9,051)	102.7%	$(4,232)	17.3%
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the year ended December 31, 2018, we recognized an income tax provision of $12.2 million, resulting in an effective tax rate for the year of 39.1%. The 2018 income tax provision was driven primarily by $13.7 million tax expense on measurement of the Dutch deferred tax assets and liabilities pursuant to the Dutch tax rate change, an $8.0 million tax expense on non-deductible interest and other expenses, a $5.1 million expense associated with our Dominican Republic tax paying entities and a $3.6 million tax expense associated with foreign exchange rate fluctuations. The net income tax expense was partially offset by the tax benefit of $21.6 million from the rate-favorable jurisdictions and a $4.8 million tax benefit associated with inflation adjustments.
For the year ended December 31, 2017, we recognized an income tax provision of $9.1 million, resulting in an effective tax rate for the year of 102.7%. The 2017 income tax provision was driven primarily by $20.0 million tax expense due to additional valuation allowance established on our deferred tax assets, a $3.2 million tax expense associated with foreign exchange rate fluctuations and a $7.0 million tax expense on non-deductible interest and other expenses. The net income tax expense was partially offset by the tax benefit of $16.3 million from the rate-favorable jurisdictions, a $5.0 million tax benefit associated with inflation adjustments and a $4.0 million tax benefit on the reversal of the 2016 tax expense for one of our Dominican Republic entities pursuant to the Advanced Pricing Agreement (“APA”) signed with Dominican Republic tax authorities in December 2017. This agreement is retroactive to 2016.
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
We have a taxable presence in a variety of jurisdictions worldwide, most significantly in Mexico, the Netherlands, the Dominican Republic and Jamaica. We have been granted certain “tax holidays,” providing us with temporary income tax exemptions. Specifically, two of our entities in the Dominican Republic are under a tax holiday. Inversiones Vilazul, S.A.S, has a tax exemption through December 31, 2019 and Playa Dominican Resorts B.V. is tax exempt for 15 years following the completion of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana.
Effect of the Tax Cuts and Jobs Act
On December 22, 2017 the U.S. government enacted comprehensive tax legislation, commonly referred to as U.S. Tax Reform. The Company recognized the income tax effects of tax reform in its financial statements for the year ended December 31, 2017, in accordance with Staff Accounting Bulletin (SAB) No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes. As noted in our Annual Report on Form 10-K for the year ended December 31, 2017, the Company completed its deferred tax accounting related to the reduction to the U.S. corporate income tax rate from 35% to 21%. The Company finalized its accounting for tax reform, pursuant to SAB 118 and did not make any significant measurement period adjustments for the year ended December 31, 2018. Since we are a Dutch owned Company and do not have any controlled foreign corporations under U.S. tax law, we concluded that the new legislation related to global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) do not have a material impact to our financial statement and therefore no policy decision is required.
Effects of the Dutch Tax Rate Change
On December 18, 2018, the Dutch Senate approved the 2019 tax package. Effective January 1, 2019, the corporate tax rate reduced from 25% to 22.55% for 2020, and 20.5% for 2021 and forward for amounts in excess of EUR200,000. These adjusted rates impact the carrying value of the Company’s deferred tax assets that are offset by a full valuation allowance. Additionally, our Netherlands entities have deferred tax liabilities on fixed assets without a valuation allowance. Our Netherlands deferred tax assets decreased $14.4 million and valuation allowance decreased $14.4 million without resulting in financial impact. Our Netherlands deferred tax liabilities on fixed assets decreased by $0.7 million, which has a deferred tax benefit of $0.7 million impact to the financial statement at the year ended December 31, 2018.
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

APAs were signed in December 2017 and remain in effect until 2019. Pursuant to the signed APAs, our Dominican Republic entities are subject to the greater of an income tax, asset tax or gross receipts tax. In 2017, our tax paying Dominican Republic entities were not income tax payers and we project the same trend for the foreseeable future; therefore, our Dominican Republic entities are not subject to income tax accounting under U.S. GAAP. As such, the income tax expense recorded at December 31, 2016 was reversed at December 31, 2017.

During 2018, Dominican Republic tax paying entities were subject to income tax. We projected that they will be subject to income taxes in some of the foreseeable years. We infer from ASC 740-10-55-144 that under these circumstances, a hybrid tax rate is applicable to compute deferred tax expenses. As such, for the year ended December 31, 2018, the Company has recorded a current income tax expense of $0.3 million and a deferred tax expense of $4.8 million. The Company will closely monitor the operation in our Dominican Republic entities and update the computation as necessary on a quarterly basis.
Deferred income taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as net operating losses and tax credit carry-forwards. We measure those balances using the enacted tax rates we expect will be in effect when we pay or recover taxes. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows ($ in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Advance customer deposits	$6,098	$6,010
Trade payables and other accruals	5,210	5,072
Labor liability accrual	757	688
Property and equipment	766	45
Net operating losses	98,874	101,003
Total deferred tax asset	111,705	112,818
Valuation allowance	(94,575)	(98,755)
Net deferred tax asset	17,130	14,063

Deferred tax liabilities:
Accounts receivable and prepayments to vendors	1,113	928
Property and equipment	119,800	89,080
Other liabilities	823	73
Total deferred tax liability	121,736	90,081
Net deferred tax liability	$(104,606)	$(76,018)
As of December 31, 2018 and 2017, we had $18.9 million and $17.4 million, respectively, of net operating loss carryforwards in our Mexican subsidiaries. The carryforwards expire between 2019 to 2028.
As of December 31, 2018 and 2017, Playa had $349.5 million and $318.1 million, respectively, of net operating loss carryforwards in our Dutch subsidiaries that expire in varying amounts from 2019 to 2027.
As of December 31, 2018 and 2017, Playa had $61.0 million and $49.4 million, respectively, of net operating loss carryforwards in our Jamaica subsidiary. Jamaican NOL's do not expire, however, the utilization is limited to 50% of taxable income before the net operating loss deduction annually for our legacy Jamaican entity. This 50% cap does not apply to our newely formed Jamaican entities because of the exception that it does not apply during the five years of assessment following the first year of operation of a new trade, profession, or business.
As of December 31, 2018 and 2017, Playa had $20.5 million and $15.2 million, respectively, of net operating loss carryforwards in our U.S. subsidiary. These carryforwards generated pre-2018 expire in various amounts from 2034 to 2037, while net operating losses generated in 2018 and forward do not expire.
As of December 31, 2018 and 2017, Playa had no net operating loss carryforwards in our Dominican Republic subsidiary. The carryforwards expired in 2017.
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

The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2018, 2017 and 2016 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
Deferred tax asset valuation allowance for the year ended
December 31, 2018	$(98,755)	$(23,789)	$27,969	$(94,575)
December 31, 2017	$(81,738)	$(19,469)	$2,452	$(98,755)
December 31, 2016	$(71,847)	$(19,333)	$9,442	$(81,738)
The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2018, our valuation allowance relates primarily to net operating loss carryforwards, which we do not expect to utilize, most notably in Netherlands, Jamaica, the United States and certain legal entities in Mexico.
We are subject to income taxes in a variety of jurisdictions worldwide. For our significant jurisdictions, the earliest years that remain subject to examination are 2008 for Mexico, 2016 for Netherlands and 2014 for the Dominican Republic, Jamaica and the United States. We consider the potential outcome of current and future examinations in our assessment of our reserve for uncertain tax positions.
The following table reconciles our uncertain tax positions, as of December 31, 2018, 2017 and 2016: ($ in thousands):

	As of December 31,
	2018	2017	2016
Uncertain tax positions at January 1	$—	$—	$510
Additions for prior year tax positions	—	—	—
Settlements with Taxing Authorities	—	—	—
Expiration of statue limitation	—	—	(510)
Uncertain tax positions at December 31	$—	$—	$—
The reserve of $0.5 million for the uncertain tax position was for the withholding taxes related to intercompany charges at December 31, 2015, which was removed due to the expiration of the statute limitation at December 31, 2016. There were no uncertain tax positions recognized during 2018.
Note 7. Related party transactions
Relationship with Hyatt
In connection with the Pace Business Combination, all outstanding Preferred Shares of our Predecessor owned by HI Holdings Playa were purchased at a purchase price of $8.40 per share for $196.0 million in face value and $93.6 million of associated PIK dividends. Subsequent to the Pace Business Combination, Hyatt continued to be a related party due to its ownership of ordinary shares and representation on our Board of Directors.
We pay Hyatt fees associated with the franchise agreements of our resorts operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands and receive reimbursements for guests that pay for their stay using the World of Hyatt® guest loyalty program.
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
The Real Shareholder was one of the lenders of our term loan associated with the Senior Secured Credit Facility, as defined in Note 14. Additionally, one of our previous offices in Cancún, Mexico was owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively.
Relationship with Sagicor
In connection with the acquisition of the Sagicor Assets, we issued 20,000,000 ordinary shares of our common stock to affiliates of Sagicor Group Jamaica Limited (“Sagicor”). Sagicor is considered a related party due to the ownership of ordinary shares by its affiliate and representation on our Board of Directors. Celebration Brands, a beverage distributor in Jamaica, is also considered a related party as one of our Board of Directors, who was nominated by Sagicor, is the chairman of the board of directors for Celebration Brands.
For our Jamaica properties, we purchase beverages from Celebration Brands and pay Sagicor for insurance coverage for our properties and our employees. As of December 31, 2018, we were also owed approximately $4.8 million from Sagicor related to advance deposits and credit card collections which were paid to Sagicor, rather than us, following the acquisition.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease payments related to this space were $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2018, 2017 and 2016 were as follows ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Hyatt franchise fees (1)	$16,688	$14,105	$13,539
Employee insurance premiums paid to Sagicor (1)	542	—	—
Property insurance premiums paid to Sagicor (1)	1,223	—	—
Purchases from Celebration Brands (1)	795	—	—
Lease payments (2)	989	1,032	1,301
Dividends on the Preferred Shares (3)	—	7,922	43,676
Deferred consideration accretion (4)	—	36	189
Interest expense on related party debt (4)	—	372	1,980
Total transactions with related parties	$20,237	$23,467	$60,685
________

(1)
Included in direct expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.

(2)	Included in selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	Included in dividends of Preferred Shares in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(4)	Included in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 8. Commitments and contingencies
Litigation, claims and assessments
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and workers' compensation and other employee claims. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our Consolidated Financial Statements.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We provided all requested documentation to the Dutch tax authorities and, in the fourth quarter of 2018, they reached their final determination resulting in a gain of $1.2 million reported in other income (expense) for the year ended December 31, 2018. As of December 31, 2018, there was no operating tax contingency outstanding.
Electricity supply contract
One of our subsidiaries entered into an electricity supply contract wherein we committed to purchase electricity from a provider over a five-year period ending December 2019. In consideration for our commitment, we received certain rebates. Should this contract be terminated prior to the end of the five-year period, we will be obligated to refund to the supplier the undepreciated portion of (i) the capital investment it made to connect our facilities to the power grid (original amount approximately $1.4 million) and (ii) the unearned rebates we received (total unearned rebates of $0.4 million and $0.8 million as of December 31, 2018 and 2017, respectively), in each case using a 20% straight-line depreciation per annum.
Leases and other commitments
Our portfolio of operating leases extends for varying periods through 2030, containing fixed and variable components. Our minimum future rents, at December 31, 2018, payable under non-cancelable operating leases with third parties and related parties were as follows ($ in thousands):

As of December 31, 2018
2019	$1,199
2020	1,031
2021	1,016
2022	1,044
2023	745
Thereafter	3,394
Total	$8,429
Rental expense under non-cancelable operating leases, including contingent and variable components, consisted of $2.4 million, $2.0 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 9. Ordinary shares
As of December 31, 2015, the number of ordinary shares presented as outstanding totaled 50,481,822, consisting of the number of ordinary shares issued to Predecessor shareholders after the retroactive application of the recapitalization in the Pace Business Combination (see Note 4). On March 12, 2017, 52,982,364 ordinary shares were issued as part of the recapitalization.
On May 22, 2017, we commenced an offer to exchange 0.1 ordinary shares for each outstanding warrant issued to former shareholders of Pace, former holders of certain privately placed warrants of Pace and our Predecessor's former ordinary shareholders. On June 23, 2017, a total of 65,933,459 warrants were tendered, resulting in the issuance of 6,593,321 ordinary shares. On July 17, 2017, 1,066,541 warrants were exchanged for 95,988 ordinary shares.
On December 28, 2017, a member of our Board of Directors waived his previously granted share-based compensation for his services as a member of our Board, and transferred 7,367 ordinary shares back to us for no consideration. The shares are recorded as treasury shares on the Consolidated Balance Sheet as of December 31, 2018.
On June 1, 2018, 20,000,000 ordinary shares were issued as part of the business combination with the Sagicor Parties (see Note 4).

On December 17, 2018, the Company's Board of Directors authorized the repurchase of up to $100.0 million of its outstanding ordinary shares as market conditions and the Company's liquidity warrant. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the fourth quarter of 2018, the Company purchased 47,241 ordinary shares under the repurchase program. The shares repurchased are recorded as treasury shares on the Consolidated Balance Sheet as of December 31, 2018.
As of December 31, 2018, our ordinary share capital consisted of 130,440,126 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 2,232,747 restricted shares and 9,482 share units were outstanding under the 2017 Plan (as defined in Note 11). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of share units are neither entitled to vote nor dispose of such shares until they vest.
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
On August 8, 2018, we repurchased 12,230 of the outstanding Earnout Warrants for less than $0.1 million. The Earnout Warrant repurchase resulted in a reduction to paid-in capital and had no impact on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2018.
As of December 31, 2018, there were 2,987,770 Earnout Warrants outstanding.
Note 11. Share-based compensation
The Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards. As of December 31, 2018, there were 1,162,129 shares available for future grants under the 2017 Plan.

Restricted share awards
Restricted share awards consist of restricted shares and share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares) subject to restrictions and to a risk of forfeiture. Restricted share awards issued to employees and executives of the Company generally vest over a period of three or five years. Restricted share unit awards issued to certain employees of the Company generally vest over a period of three years. For restricted share awards and restricted share unit awards with a three year vesting period, one-third of the award vests on the first three anniversaries of the grant date of the award. For restricted share awards with a five year vesting period, 25% of the award vests on the third anniversary of the grant date of the award, 25% vests on the fourth anniversary of the grant date of the award and 50% vests on the fifth anniversary of the grant date of the award. Restricted share awards issued to directors of the Company for their services as directors generally vest immediately on the grant date of the award.

The vesting of restricted share awards and restricted share unit awards is subject to the holder’s continued employment through the applicable vesting date. Unvested restricted share awards and unvested restricted share unit awards will be forfeited if the employee’s or the executive’s employment terminates during the vesting period, provided that unvested restricted share awards and unvested restricted share unit awards will accelerate upon certain terminations of employment as set forth in the applicable award agreements.

The holders of restricted shares have the right to vote the restricted shares and receive all dividends declared and paid on such shares, provided that dividends paid on unvested restricted shares will be subject to the same conditions and restrictions applicable to the underlying restricted shares. The holders of share units have no right to vote the underlying shares and may be entitled to be credited with dividend equivalents in respect of each cash dividend declared and paid by the Company, in an amount per share unit equal to the per-share dividend paid on our ordinary shares, which dividend equivalents will be deemed to have been reinvested in additional share units that are subject to the same terms and conditions applicable to the underlying share units to which they relate.

Compensation expense for the restricted share awards is measured based upon the fair market value of our ordinary shares at the date of grant and is recognized on a straight-line basis over the vesting period.

A summary of our restricted share awards from January 1, 2018 to December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2018	1,265,830	$10.19
Granted	750,881	10.25
Vested	(189,670)	10.34
Forfeited	(108,357)	10.32
Unvested balance at December 31, 2018	1,718,684	$10.19

The total fair value of vested restricted share awards during the years ended December 31, 2018 and 2017 was $2.0 million and $1.5 million, respectively. As of December 31, 2018 and 2017, the unrecognized compensation cost related to restricted share awards was $12.5 million and $11.0 million, respectively, and is expected to be recognized over a weighted-average period of approximately 2.7 years and 3.8 years, respectively.

Compensation expense related to the restricted share awards was $5.1 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

In the table above, the total shareholder return component is a market condition as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to this component is recognized on a straight-line basis over the vesting period. The grant date fair value of the portion of the awards based on the compounded annual growth rate of the Company's Adjusted EBITDA (as defined in Note 19) was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component is reassessed at each reporting date based on the Company's estimate of the probable level of achievement, and the accrual of compensation expense is adjusted as appropriate.

A summary of our performance share awards from January 1, 2018 to December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2018	265,222	$7.99
Granted	273,729	8.53
Forfeited	(15,406)	8.53
Unvested balance at December 31, 2018	523,545	$8.26

As of December 31, 2018 and 2017, the unrecognized compensation cost related to the performance share awards was $1.8 million and $1.9 million, respectively, and is expected to be recognized over a weighted-average period of 1.8 years and 2.0 years, respectively. Compensation expense related to the performance share awards was $1.0 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, and is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Note 13. Earnings per share
Prior to the consummation of the Pace Business Combination, our Preferred Shares and their related accumulated Non-cash PIK Dividends were participating securities. If a dividend was declared or paid on our Predecessor’s ordinary shares, holders of our Predecessor’s ordinary shares and Preferred Shares were entitled to proportionate shares of such dividend, with the holders of our Predecessor's Preferred Shares participating on an as-if converted basis.
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

The calculations of basic and diluted EPS are as follows ($ in thousands, except share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$18,977	$(241)	$20,216
Non-cash dividend to warrant holders	—	(879)	—
Convertible Preferred Share dividends	—	(7,922)	(43,676)
Allocation of undistributed earnings to preferred shareholders (1)	—	—	—
Numerator for basic EPS - earnings (loss) available to ordinary shareholders	18,977	(9,042)	(23,460)
Add back convertible Preferred Share dividends (1)	—	—	—
Add back of undistributed earnings to preferred shareholders (1)	—	—	—
Numerator for diluted EPS - earnings (loss) available to ordinary shareholders after assumed conversions	$18,977	$(9,042)	$(23,460)
Denominator:
Denominator for basic EPS - weighted-average shares	122,150,851	96,896,498	50,481,822
Effect of dilutive securities:
Unvested restricted share awards	267,649	—	—
Convertible Preferred Shares	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	122,418,500	96,896,498	50,481,822
EPS - Basic	$0.16	$(0.09)	$(0.46)
EPS - Diluted	$0.16	$(0.09)	$(0.46)
_______
(1) For the years ended December 31, 2017 and 2016, no undistributed earnings were allocated to the preferred shareholders of our Predecessor as we had undistributed losses after deducting Preferred Share dividends of our Predecessor from net income. For the years ended December 31, 2017 and 2016, Preferred Share dividends of our Predecessor of $7.9 million and $43.7 million, respectively, were not added back for purposes of calculating diluted EPS because the effect of treating our Predecessor's Preferred Shares as if they had been converted to their 7,898,432 and 40,652,679 ordinary share equivalents as of January 1, 2017 and 2016 respectively, was anti-dilutive.

For the years ended December 31, 2018 and 2017, 9,482 and 1,265,830 of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the years ended December 31, 2018 and 2017, 523,545 and 265,222 of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the reporting period.

For the years ended December 31, 2018 and 2017, outstanding Earnout Warrants to acquire a total of 2,987,770 and 3,000,000 ordinary shares, respectively, were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the reporting period.

Note 14. Debt
Debt consists of the following ($ in thousands):

	As of December 31,
	2018	2017
Debt obligations
Term Loan (1)	$996,548	$906,398
Revolving Credit Facility (2)	—	—
Total debt obligations	996,548	906,398
Unamortized discount and debt issuance costs
Discount on Term Loan	(2,681)	(2,600)
Unamortized debt issuance costs on Term Loan	(4,480)	(5,583)
Total unamortized discount and debt issuance costs	(7,161)	(8,183)
Total debt	$989,387	$898,215
_____

(1)
As of December 31, 2018, our Term Loan bore interest at a floating rate of 5.27%, which was equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75%. As of December 31, 2017, our Term Loan bore interest at a floating rate of 4.62%, which was equal to three-month LIBOR plus 3.25%. Effective March 29, 2018, we entered into two interest rate swaps to fix LIBOR at 2.85% on $800.0 million of our Term Loan (See Note 15).

(2)
The commitment fee on the $100.0 million undrawn balance of our Revolving Credit Facility bore interest of 0.5% as of December 31, 2018. The commitment fee may range from 0.5% to 0.25% depending on certain leverage ratios. For any drawn balances, the Revolving Credit Facility bears interest at one-month LIBOR plus 3.0%.

Aggregate debt maturities for future annual periods are as follows ($ in thousands):

As of December 31, 2018
2019	$10,100
2020	10,100
2021	10,100
2022	10,100
2023	10,100
Thereafter	946,048
Total	$996,548
Senior Secured Credit Facility

Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility (“Senior Secured Credit Facility”), which consisted of a term loan facility which was originally scheduled to mature on August 9, 2018 and a revolving credit facility which was scheduled to mature on August 9, 2018.

On April 27, 2017, we entered into the First Amendment to Amended & Restated Credit Agreement (the “First Amendment”), which amended and restated our Senior Secured Credit Facility, consisting of a $530.0 million term loan (the “First Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate borrowing capacity of $100.0 million which were scheduled to mature on April 27, 2024 and April 27, 2022, respectively. The proceeds received from the First Term Loan were used to repay our existing term loan, $115.0 million of our Senior Notes due 2020 and for other general corporate purposes.

On December 6, 2017, we amended our Senior Secured Credit Facility and exercised our option to request an incremental term loan of$380.0 million (the “Second Term Loan”). The interest rate on our First and Second Term Loans was subsequently set to LIBOR plus 3.25% where the applicable LIBOR rate has a 1.0% floor. The proceeds received from the Second Term Loan were used to repay our Senior Notes due 2020. The Second Term Loan, repayment of our existing term loan and repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $25.1 million for the year ended December 31, 2017.

On June 7, 2018, we entered into the Second Amendment to Amended & Restated Credit Agreement (the “Second Amendment”), which amended the First Amendment to, among other things (i) effect an incremental term loan facility of $100.0 million (the

“Incremental Term Loan” and, together with the existing terms loans that were in effect prior to the Second Amendment, the “Term Loan”) pursuant to our option to request incremental loans under the Existing Credit Agreement and (ii) decrease the interest rate applicable to the Term Loan by 0.50% to, at our option, either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The other terms to the Senior Secured Credit Facility were not affected by the Second Amendment.

The obligations under the Senior Secured Credit Facility are guaranteed by (a) substantially all of our material subsidiaries, subject to certain exceptions and (b) the Company on a limited recourse basis, with such guaranty being secured by a lien on the our ordinary shares.

The obligations are further secured by, among other things, a lien on (i) all hotels located in Mexico, (ii) certain personal property associated with such hotel properties and (iii) pledges of equity interests in certain of our subsidiaries that directly or indirectly own equity interests in any hotel property or certain management companies.
Financial maintenance covenants
Our refinanced Senior Secured Credit Facility requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. We were in compliance with all applicable covenants as of December 31, 2018.
Note 15. Derivative financial instruments
Interest rate swaps
Effective March 29, 2018, we entered into two interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt, including the Revolving Credit Facility and Term Loan. The interest rate swaps have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate, which results in us fixing LIBOR at 2.85% on $800.0 million of our Term Loan. The interest rate swaps are not for trading purposes and we have not designated the interest rate swaps for hedge accounting treatment. As a result, changes in fair value of the interest rate swaps are recognized in earnings immediately as interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The interest rate swaps mature on March 31, 2023.

The following table presents the location and effects of the derivative instruments in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

		Year Ended December 31,
Derivatives not Designated as Hedging Instruments	Financial Statement Classification	2018	2017	2016
Interest rate swaps	Interest expense (1)	$17,093	$—	$—
_______
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative during the period.

The following table presents the location and fair value of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2018 and 2017 ($ in thousands):

		As of December 31,
Derivatives not Designated as Hedging Instruments	Balance Sheet Classification	2018	2017
Derivative liabilities:
Interest rate swaps	Derivative financial instruments	$12,476	$—

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of December 31, 2018 and 2017. We did not have any Level 3 instruments during any of the above periods.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2018 ($ in thousands):

	December 31, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$12,476	$—	$12,476	$—
The following table presents a reconciliation from the opening balances to the closing balances for our Level 3 fair valued instruments as of December 31, 2017 and 2016 ($ in thousands):

Deferred Consideration
Balance as of December 31, 2015	$4,145
Total losses included in earnings (or change in net assets) (1)	201
Settlements	(2,510)
Balance as of December 31, 2016	1,836
Total losses included in earnings (or change in net assets) (1)	654
Settlements	(2,490)
Balance as of December 31, 2017	$—
________
(1) All losses and gains (other than changes in net assets) are included in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2018 and 2017 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$989,387	$—	$—	$927,025
Revolving Credit Facility	—	—	—	—
Total	$989,387	$—	$—	$927,025

	Carrying Value	Fair Value
	As of December 31, 2017	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$898,215	$—	$—	$916,369
Revolving Credit Facility	—	—	—	—
Total	$898,215	$—	$—	$916,369
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
Revolving Credit Facility
The valuation technique of our Revolving Credit Facility is consistent with our Term Loan. The fair value of the Revolving Credit Facility approximates its carrying value as the expected term is significantly shorter in duration.

Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Our pension obligation is a Level 3 financial instrument that is recorded at fair value and calculated using actuarial valuations by applying the “projected unit credit method.” The fair value as of December 31, 2018 and 2017 was determined based on the EMSSAH-09 and EMSSAM-09 mortality tables and the application of certain assumptions including a discount rate, a salary increase and estimated personnel turnover and disability. Liabilities are recognized as other liabilities in the Consolidated Balance Sheets. Actuarial gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth our pension obligation, funded status and accumulated pension obligation ($ in thousands):

	As of December 31,
	2018	2017
Change in pension obligation
Balance at beginning of period	$4,456	$3,556
Service cost	674	713
Interest cost	364	316
Actuarial gain	(187)	(80)
Effect of foreign exchange rates	(12)	149
Curtailment	(17)	(34)
Benefits paid	(155)	(164)
Balance at end of period	$5,123	$4,456
Underfunded status	(5,123)	(4,456)
Accumulated pension obligation	$(3,752)	$(3,092)

There were no plan assets as of December 31, 2018 or 2017 as contributions are made only to the extent benefits are paid. The underfunded status of the plan is recorded in other liabilities in the Consolidated Balance Sheets.

The following table presents the components of net periodic pension cost ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Service cost	$674	$713	$674
Interest cost	364	316	247
Effect of foreign exchange rates	(12)	149	(710)
Amortization of prior service cost	25	77	2
Amortization of gain	(18)	(29)	(11)
Compensation-non-retirement post-employment benefits	(34)	(53)	48
Settlement gain	—	(194)	—
Curtailment gain	(17)	(34)	(5)
Net periodic pension cost	$982	$945	$245

The service cost component of net periodic pension cost is recorded within direct expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). All components of net periodic pension cost other than the service cost component are recorded within other income (expense) for all periods presented.

The weighted-average assumptions used to determine the pension obligation as of December 31, 2018 and 2017 and the net periodic pension cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	As of December 31,
	2018	2017	2016
Discount rate	9.55%	7.75%	7.90%
Rate of compensation increase	4.79%	4.79%	4.79%

The discount rate reflects the current rate at which our pension obligations could be effectively settled on the measurement date. The discount rate was determined by our actuary based on a yield curve constructed from a portfolio of zero-coupon government bonds for which the timing and amount of cash flows approximate the estimated benefit payments of the plan. The plan’s expected cash flows are then discounted using the applicable spot rate from the yield curve to determine a single effective discount rate.

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

As of December 31, 2018
2019	$646
2020	514
2021	523
2022	591
2023	671
Thereafter	4,433
Total	$7,378
Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018	2017
Gross trade and other receivables (1)	$65,363	$52,312
Allowance for doubtful accounts	(593)	(785)
Total trade and other receivables, net	$64,770	$51,527
________

(1)	Includes $2.0 million in receivables related to property damage insurance claims as of December 31, 2018. There were no such receivables as of December 31, 2017.

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

The change in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2018	$(785)	$(338)	$530	$(593)
December 31, 2017	$(1,061)	$(295)	$571	$(785)
December 31, 2016	$(1,017)	$(545)	$501	$(1,061)

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018	2017
Advances to suppliers	$9,447	$6,509
Prepaid income taxes	7,538	10,935
Prepaid other taxes (1)	10,240	10,737
Contract deposit (2)	2,700	2,700
Other assets	2,692	4,175
Total prepayments and other assets	$32,617	$35,056
________

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. We are in the process of negotiating final terms for the purchase of a 30% interest, and the deposit will be used towards this purchase if we are able to agree on terms. If the purchase is not completed, this amount, together with an additional $0.8 million due, will be treated as key money.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 19) as of December 31, 2018 and 2017 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value as of December 31, 2017	$51,731	$—	$—	$—	$51,731
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of December 31, 2017	51,731	—	—	—	51,731

Additions (see Note 4)	—	—	—	31,925	31,925

Gross carrying value as of December 31, 2018	51,731	—	—	31,925	83,656
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of December 31, 2018	$51,731	$—	$—	$31,925	$83,656

Other intangible assets
Other intangible assets as of December 31, 2018 and 2017 consisted of the following ($ in thousands):

	As of December 31,
	2018	2017
Gross carrying value:
Strategic alliance	$—	$3,616
Licenses (1)	858	981
Management contract (2)	1,900	—
Enterprise resource planning system (3)	2,246	—
Other	3,027	3,298
Total gross carrying value	8,031	7,895
Accumulated amortization:
Strategic alliance	—	(3,616)
Management contract (2)	(48)	—
Enterprise resource planning system (3)	(67)	—
Other	(1,813)	(2,192)
Total accumulated amortization	(1,928)	(5,808)
Net carrying value:
Strategic alliance	—	—
Licenses (1)	858	981
Management contract (2)	1,852	—
Enterprise resource planning system (3)	2,179	—
Other	1,214	1,106
Total net carrying value	$6,103	$2,087
________
(1) Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system. $1.1 million of these costs were placed into service in 2018 and are being amortized over a weighted-average amortization period of 7 years.
Amortization expense on our intangible assets was $1.0 million, $0.9 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense relating to intangible assets with finite lives for the years ended December 31, 2019 to 2023 is expected to be as follows ($ in thousands):

As of December 31, 2018
2019	$991
2020	703
2021	577
2022	543
2023	457
Thereafter	1,974
Total	$5,245

Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018	2017
Trade payables	$24,452	$18,160
Advance deposits	57,339	43,884
Withholding and other taxes payable	45,274	34,904
Interest payable	147	5,586
Payroll and related accruals	14,251	13,848
Accrued expenses and other payables	18,137	23,146
Total trade and other payables	$159,600	$139,528
Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018	2017
Tax contingencies	$—	$2,310
Pension obligation	5,123	4,456
Cap Cana land purchase obligation	10,625	10,625
Unfavorable ground lease liability (1)	2,294	—
Key money (2)	1,994	—
Other	1,566	2,003
Total other liabilities	$21,602	$19,394
________

(1)	Represents the amortized balance of the unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4).

(2)
Represents the amortized balance of key money received from Hilton in connection with the conversion of our Hilton La Romana and Hilton Playa del Carmen properties. The amortization is recorded as a reduction to franchise fees within direct expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). We received $2.0 million in December 2018.

Note 19. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. Our operating segments meet the aggregation criteria and thus, we report four separate segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic, and (iv) Jamaica. For the years ended December 31, 2018, 2017 and 2016, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax provision, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. The performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee income (“Owned Resort EBITDA”).

We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax provision, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other income (expense); (b) pre-opening expense; (c) share-based compensation; (d) non-service cost components of net periodic pension cost; (e) property damage insurance gain; (f) other tax expense; (g) transaction expense; (h) severance expense; (i) Jamaica delayed opening accrual reversal; (j) loss on extinguishment of debt; and (k) repairs from hurricanes and tropical storms.
There are limitations to using financial measures such as Adjusted EBITDA and Owned Resort EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business and investors should carefully consider our U.S. GAAP results presented in our Consolidated Financial Statements.
The following table presents segment owned net revenue and a reconciliation to total revenue for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Owned net revenue:
Yucatàn Peninsula	$259,393	$269,043	$248,958
Pacific Coast	86,317	87,519	75,340
Dominican Republic	125,137	124,125	125,472
Jamaica	126,702	65,381	59,237
Segment owned net revenue (1)	597,549	546,068	509,007
Other	305	3	32
Management fees	755	140	—
Cost reimbursements	978	—	—
Compulsory tips	17,426	13,334	12,452
Total revenue	$617,013	$559,545	$521,491
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income (loss) for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Owned Resort EBITDA:
Yucatàn Peninsula	$107,884	$113,754	$108,946
Pacific Coast	31,038	34,246	25,851
Dominican Republic	41,228	37,506	37,854
Jamaica	32,912	15,976	12,611
Segment Owned Resort EBITDA	213,062	201,482	185,262
Other corporate - unallocated	(34,786)	(30,757)	(30,593)
Management fees	755	140	—
Total adjusted EBITDA	179,031	170,865	154,669
Add:
Interest expense	(62,243)	(53,661)	(54,793)
Depreciation and amortization	(73,278)	(53,131)	(52,744)
Other income (expense)	2,822	(1,078)	(5,390)
Pre-opening expense	(321)	—	—
Share-based compensation	(6,116)	(3,765)	—
Non-service cost components of net periodic pension cost (benefit)	308	232	(429)
Property damage insurance gain	2,212	—	348
Other tax expense	(1,633)	(1,778)	(675)
Transaction expense	(9,615)	(21,708)	(16,538)
Severance expense	(333)	(442)	—
Jamaica delayed opening accrual reversal	342	203	—
Loss on extinguishment of debt	—	(25,120)	—
Repairs from hurricanes and tropical storms	—	(1,807)	—
Net income before tax	31,176	8,810	24,448
Income tax provision	(12,199)	(9,051)	(4,232)
Net income (loss)	$18,977	$(241)	$20,216
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018	2017
Segment property and equipment, gross:
Yucatàn Peninsula	$861,380	$848,521
Pacific Coast	285,936	283,218
Dominican Republic	501,624	423,551
Jamaica	500,550	190,361
Total segment property and equipment, gross	2,149,490	1,745,651
Other corporate	9,189	4,076
Accumulated depreciation	(350,267)	(283,401)
Total property and equipment, net	$1,808,412	$1,466,326

The following table presents segment capital expenditures, which includes capital expenditures incurred but not yet paid, and a reconciliation to total capital expenditures for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Segment capital expenditures:
Yucatàn Peninsula	$16,684	$25,438	$7,657
Pacific Coast	3,181	4,484	3,170
Dominican Republic	79,543	73,618	5,148
Jamaica	6,262	12,691	3,435
Total segment capital expenditures	105,670	116,231	19,410
Other corporate	5,665	2,604	335
Total capital expenditures	$111,335	$118,835	$19,745
Note 20. Quarterly financial information (unaudited)
The information for each historical period has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

The following tables set forth the historical unaudited quarterly financial data for the periods indicated ($ in thousands, except share data):

	For the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$151,782	$142,812	$145,572	$176,847
Operating income	13,788	2,984	18,719	55,106
Net (loss) income	(14,239)	(5,422)	16,821	21,817
Net (loss) income available to ordinary shareholders	$(14,239)	$(5,422)	$16,821	$21,817
(Losses) earnings per share - basic	$(0.11)	$(0.04)	$0.14	$0.20
(Losses) earnings per share - diluted	$(0.11)	$(0.04)	$0.14	$0.20

	For the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$126,538	$118,342	$140,598	$174,067
Operating income	4,035	5,719	22,599	56,316
Net (loss) income	(11,683)	(5,667)	(10,530)	27,639
Net (loss) income available to ordinary shareholders	$(11,683)	$(5,667)	$(11,409)	$19,717
(Losses) earnings per share - basic	$(0.11)	$(0.05)	$(0.11)	$0.21
(Losses) earnings per share - diluted	$(0.11)	$(0.05)	$(0.11)	$0.21

Note 21. Subsequent events
For our Consolidated Financial Statements as of December 31, 2018, we evaluated subsequent events through February 28, 2019, which is the date the Consolidated Financial Statements were issued.
During the period from January 1, 2019 through February 22, 2019, the Company purchased 172,899 ordinary shares at an average price of $7.66 per share.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheet
($ in thousands)

	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$9,565	$18,143
Intercompany receivables from subsidiaries	236	2,798
Prepayments and other assets	226	165
Investment in subsidiaries	831,542	589,611
Total assets	$841,569	$610,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$1,715	$427
Intercompany payables to subsidiaries	13	9,157
Other liabilities	—	1,584
Total liabilities	1,728	11,168
Total shareholders’ equity	839,841	599,549
Total liabilities and shareholders' equity	$841,569	$610,717
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Operations
($ in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$1,085
Selling, general and administrative expenses	(8,355)	(4,988)	(315)
Operating (loss) income	(8,355)	(4,988)	770
Other income	1,382	77	12,016
Interest income	—	1	127
Interest expense	(197)	(4,117)	(1,597)
Net (loss) income before equity in net income of subsidiaries	(7,170)	(9,027)	11,316
Equity in net income of subsidiaries	26,147	8,786	8,900
Net income (loss)	18,977	(241)	20,216
Dividends of cumulative redeemable preferred shares	—	(7,922)	(43,676)
Non-cash dividend to warrant holders	—	(879)	—
Net income (loss) available to ordinary shareholders	$18,977	$(9,042)	$(23,460)
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(493)	$66,631	$4,562
INVESTING ACTIVITIES:
Investment in subsidiaries	(7,000)	(78,709)	—
Return of investment in subsidiaries	6,784	—	—
Net cash used in investing activities	(216)	(78,709)	—
FINANCING ACTIVITIES:
Repayment of intercompany loans	(7,500)	(49,447)	(4,000)
Repurchase of ordinary shares	(314)	—	—
Repurchase of Earnout Warrants	(55)	—	—
Redemption of cumulative redeemable preferred shares and payment of accrued dividends	—	—	(553)
Recapitalization transaction	—	79,658	—
Net cash (used in) provided by financing activities	(7,869)	30,211	(4,553)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,578)	18,133	9
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$18,143	$10	$1
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$9,565	$18,143	$10
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of intercompany loans	$—	$—	$49,447
Redemption of cumulative redeemable preferred shares and payment of accrued dividends	$—	$—	$(49,447)
Settlement of intercompany loan receivables	$—	$—	$3,000
Settlement of intercompany loan payables	$—	$—	$(3,641)
Non-cash PIK Dividends	$—	$7,922	$43,676
Purchase of cumulative redeemable preferred shares	$—	$(239,492)	$—
Settlement of accrued dividends of cumulative redeemable preferred shares	$—	$(114,381)	$—
Non-cash transfer of treasury shares	$—	$(80)	$—
Non-cash investment in subsidiaries	$225,000	$—	$—
Non-cash return of investment in subsidiaries	$(9,600)	$—	$—
Par value of vested restricted share awards	$22	$17	$—
Par value of ordinary shares issued in exchange for warrants	$—	$747	$—
Non-cash dividend to warrant holders	$—	$879	$—
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Notes to Condensed Financial Statements

1. Background and basis of presentation
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) was incorporated as a public limited liability company in the Netherlands concurrent with the Pace Business Combination (as defined in Note 4 of the Company’s Consolidated Financial Statements included elsewhere in this filing). Playa became the parent company (holding) of the Company’s portfolio through its wholly-owned subsidiary Playa Resorts Holding B.V. When presenting parent company financial statements (our “Condensed Financial Statements”), the Company accounts for its investment in subsidiaries using the equity method of accounting.

Certain of the Company’s subsidiaries have material restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to the Senior Secured Credit Facility (as defined in Note 14 of the Company’s Consolidated Financial Statements included elsewhere in this filing). These Condensed Financial Statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Playa and its subsidiaries constitute more than 25% of the consolidated net assets of the Company and its subsidiaries. This information should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this filing.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We provided all requested documentation to the Dutch tax authorities and, in the fourth quarter of 2018, they reached their final determination resulting in a gain of $1.2 million reported in other income for the year ended December 31, 2018. As of December 31, 2018, there was no operating tax contingency outstanding.
For a discussion of the cumulative redeemable preferred shares of the Company, see Note 12 of the Company’s Consolidated Financial Statements included elsewhere in this filing.
3. Dividends from subsidiaries
The Company received $0 million, $75.1 million, and $1.1 million in cash dividends for the years ended December 31, 2018, 2017 and 2016, respectively, which are included within operating activities in the Condensed Statement of Cash Flows for all periods presented.

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
In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 (“Form 10-K”), we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in our Form 10-K and the related Consolidated Financial Information of Registrant included in this annual report, has communicated, a material weakness in our internal control over financial reporting that existed as December 31, 2017. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2017, which has not been remediated as of December 31, 2018:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration (the “IT Weakness”).

We continue to take steps to remediate the identified IT Weakness. The Company has engaged a third party consulting firm to assist the Company with the implementation of SAP, which is a global information technology solution designed to address the elements which give rise to our material weakness. As of December 31, 2018, SAP was successfully implemented in our corporate entities and at one of our properties. We expect to implement SAP in our remaining operational entities, in phases, throughout 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the IT Weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.
Management’s Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed and existence of the IT Weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Our assessment of the effectiveness of internal control over financial reporting as December 31, 2018 did not include the internal controls over the Sagicor Assets as permitted by the SEC guidelines that allow companies to exclude acquisitions from their assessment of internal controls over financial reporting in the year of acquisition. The Sagicor Assets contributed approximately 9.0% of our total revenue for the year ended December 31, 2018 and represented approximately 17.6% of our total assets as of December 31, 2018.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cumulative Redeemable Preferred Shares and Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

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

3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

3.2	Board Rules for Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.2 to the to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

3.3	Deed of Amendment to Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-Kfiled by the Company on May 11, 2018)

10.1	Shareholder Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

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

Exhibit Number	Exhibit Description

10.24*	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

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

10.36
Shareholder Agreement, dated as of May 31, 2018, by and JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.37
Second Amendment to Amended & Restated Credit Agreement, dated as of June 7, 2018, among Playa Hotels & ResortsN.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, asAdministrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit10.1 to the Current Report on Form 8-K filed by the Company on June 8, 2018)

10.38*	Separation agreement between David Camhi and Playa Management USA, LLC, dated September 14, 2018

10.39*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Bruce D. Wardinski

10.40*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Ryan Hymel

10.41*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Alexander Stadlin

10.42*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Kevin Froemming

21.1	Subsidiaries of Playa Hotels & Resorts N.V.

Exhibit Number	Exhibit Description
23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cumulative Redeemable Preferred Shares, Shareholders’ Equity and Accumulated Other Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements and (v) Schedule I - Condensed Financial Information of Registrant

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	February 28, 2019	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2019

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	February 28, 2019

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019

/s/ Daniel J. Hirsch
Daniel J. Hirsch	Director	February 28, 2019

/s/ Charles Floyd
Charles Floyd	Director	February 28, 2019

/s/ Richard B. Fried
Richard B. Fried	Director	February 28, 2019

/s/ Gloria Guevara
Gloria Guevara	Director	February 28, 2019

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	February 28, 2019

/s/ Thomas Klein
Thomas Klein	Director	February 28, 2019

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	February 28, 2019

/s/ Karl Peterson
Karl Peterson	Director	February 28, 2019

/s/ Arturo Sarukhan
Arturo Sarukhan	Director	February 28, 2019

/s/ Richard O. Byles
Richard O. Byles	Director	February 28, 2019

/s/ Christopher W. Zacca
Christopher W. Zacca	Director	February 28, 2019