Form 10-Q
period 2019-03-31
Playa Hotels & Resorts N.V.
filed 2019-05-07
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NO. 1-38012
 Playa Hotels & Resorts N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-1346104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Prins Bernhardplein 200
1097 JB Amsterdam, the Netherlands	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

+31 20 571 12 02
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, €0.10 par value	PLYA	NASDAQ

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

As of May 2, 2019, there were 130,414,648 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$111,018	$116,353
Trade and other receivables, net	68,223	64,770
Accounts receivable from related parties	7,702	6,430
Inventories	16,343	15,390
Prepayments and other assets	36,692	32,617
Property and equipment, net	1,834,767	1,808,412
Goodwill	83,656	83,656
Other intangible assets	6,509	6,103
Deferred tax assets	15,032	1,427
Total assets	$2,179,942	$2,135,158
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$148,356	$159,600
Payables to related parties	6,968	4,320
Income tax payable	2,172	1,899
Debt	987,201	989,387
Derivative financial instruments	20,351	12,476
Other liabilities	30,815	21,602
Deferred tax liabilities	106,033	106,033
Total liabilities	1,301,896	1,295,317
Commitments and contingencies
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 130,743,778 shares issued and 130,490,991 shares outstanding as of March 31, 2019, and 130,494,734 shares issued and 130,440,126 shares outstanding as of December 31, 2018)	14,190	14,161
Treasury shares (at cost, 252,787 as of March 31, 2019 and 54,608 shares as of December 31, 2018)	(1,916)	(394)
Paid-in capital	995,016	992,297
Accumulated other comprehensive loss	(9,667)	(3,658)
Accumulated deficit	(119,577)	(162,565)
Total shareholders' equity	878,046	839,841
Total liabilities and shareholders' equity	$2,179,942	$2,135,158

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Package	$169,792	$154,708
Non-package	24,482	21,799
Management fees	934	296
Cost reimbursements	588	44
Total revenue	195,796	176,847
Direct and selling, general and administrative expenses:
Direct	93,743	81,056
Selling, general and administrative	31,828	26,473
Pre-opening	89	—
Depreciation and amortization	22,311	15,689
Reimbursed costs	588	44
Gain on insurance proceeds	—	(1,521)
Direct and selling, general and administrative expenses	148,559	121,741
Operating income	47,237	55,106
Interest expense	(14,194)	(21,882)
Other expense	(602)	(1,824)
Net income before tax	32,441	31,400
Income tax benefit (provision)	10,547	(9,583)
Net income	$42,988	$21,817
Earnings per share - Basic	$0.33	$0.20
Earnings per share - Diluted	$0.33	$0.20
Weighted average number of shares outstanding during the period - Basic	130,540,057	110,345,855
Weighted average number of shares outstanding during the period - Diluted	130,770,356	110,601,606

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$42,988	$21,817
Other comprehensive loss, net of taxes
Unrealized loss on interest rate swaps	(5,858)	—
Benefit obligation loss	(151)	(81)
Total other comprehensive loss	(6,009)	(81)
Comprehensive income	$36,979	$21,736

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2019 and 2018
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income							21,817	21,817
Other comprehensive loss						(81)		(81)
Share-based compensation	48,699	6			1,780			1,786
Balance at March 31, 2018	110,346,396	$11,809	7,367	$(80)	$774,974	$(3,907)	$(159,725)	$623,071

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
Net income							42,988	42,988
Other comprehensive loss						(6,009)		(6,009)
Share-based compensation	249,044	29			2,719			2,748
Repurchase of ordinary shares	(198,179)		198,179	(1,522)				(1,522)
Balance at March 31, 2019	130,490,991	$14,190	252,787	$(1,916)	$995,016	$(9,667)	$(119,577)	$878,046
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,988	$21,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,311	15,689
Amortization of debt discount and issuance costs	339	327
Share-based compensation	2,748	1,786
Loss on derivative financial instruments	2,017	11,025
Deferred income taxes	(13,605)	—
Amortization of key money	(34)	—
Other	487	119
Changes in assets and liabilities:
Trade and other receivables, net	(4,077)	(10,549)
Accounts receivable from related parties	(1,272)	(933)
Inventories	(938)	59
Prepayments and other assets	(2,765)	488
Trade and other payables	(11,523)	2,076
Payables to related parties	2,648	1,019
Income tax payable	273	3,206
Other liabilities	5,126	527
Net cash provided by operating activities	44,723	46,656
INVESTING ACTIVITIES:
Capital expenditures	(48,348)	(20,293)
Receipt of key money	1,000	—
Purchase of intangibles	(677)	(1,246)
Proceeds from disposal of property and equipment	5	2
Property damage insurance proceeds	2,009	—
Net cash used in investing activities	(46,011)	(21,537)
FINANCING ACTIVITIES:
Repayment of Term Loan	(2,525)	(2,275)
Repurchase of ordinary shares	(1,522)	—
Net cash used in financing activities	(4,047)	(2,275)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,335)	22,844
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$116,353	$117,229
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$111,018	$140,073

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$11,460	$7,836
Cash paid for income taxes	$2,413	$5,014
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$540	$1,006
Intangible assets capitalized but not yet paid	$422	$251
Interest capitalized but not yet paid	$80	$540
Key money invoiced but not yet received	$1,500	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,393	$—
Par value of vested restricted share awards	$29	$—

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
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Annual Report”).
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Results for all comparative prior periods have been reclassified to conform to the current period presentation.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2019. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies

Derivative financial instruments

We use derivative financial instruments, primarily interest rate swap contracts, to hedge our exposure to interest rate risk. Such derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. As of March 20, 2019, we elected to adopt hedge accounting and designate our existing interest rate swaps as cash flow hedges. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive loss in our Condensed Consolidated Statements of Comprehensive Income and reclassified into interest expense in our Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet this criteria, then the change in fair value is recognized in earnings.

Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842)
This standard introduces a lessee model that brings most leases on the balance sheet. This will increase a lessee’s reported assets and liabilities—in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP.
January 2019
We adopted ASU 2016-02 using the transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, resulting in no cumulative adjustment to accumulated deficit as our lease portfolio consists solely of operating leases. Refer to Note 9 for further discussion.

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

January 2019
We adopted ASU 2018-02 and concluded that the effect on our Condensed Consolidated Financial Statements was immaterial. The tax effects presented in accumulated other comprehensive loss relate to our employee benefit plan and have been historically immaterial.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 19) ($ in thousands):

	Three Months Ended March 31, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$64,301	$22,723	$28,524	$54,244	$—	$169,792
Non-package revenue	7,839	3,646	4,600	8,394	3	24,482
Management fees	—	—	—	—	934	934
Cost reimbursements	—	—	—	—	588	588
Total revenue	$72,140	$26,369	$33,124	$62,638	$1,525	$195,796

	Three Months Ended March 31, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$73,054	$25,026	$35,388	$20,899	$341	$154,708
Non-package revenue	8,230	5,042	5,030	3,487	10	21,799
Management fees	—	—	—	—	296	296
Cost reimbursements	—	—	—	—	44	44
Total revenue	$81,284	$30,068	$40,418	$24,386	$691	$176,847
Contract assets and liabilities

We do not have any material contract assets as of March 31, 2019 and December 31, 2018 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 18) within trade and other payables on our Condensed Consolidated Balance Sheet. For the three months ended March 31, 2019, we recognized $41.1 million of package revenue that was included in the advanced deposits balance as of December 31, 2018. For the three months ended March 31, 2018, we recognized $28.7 million of package revenue that was included in the advanced deposits balance as of December 31, 2017.

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

On June 1, 2018 (the “Acquisition Date”), we consummated our acquisition of the Sagicor Assets for total consideration, after prorations and working capital adjustments, of $308.5 million. The Company accounted for the acquisition as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, and allocated the purchase price to the fair values of assets acquired and liabilities assumed. The business combination with the Sagicor Parties allows us to expand our portfolio of resorts in the all-inclusive segment of the lodging industry, capitalize on opportunities for growth and create significant operational synergies.

The following table summarizes the fair value of each class of consideration transferred to the Sagicor Parties on the Acquisition Date ($ in thousands, except share data):

Cash consideration, net of cash acquired of $0.1 million	$93,128
Ordinary shares (20,000,000 shares at the Acquisition Date closing price of $10.77 per share, €0.10 par value)	215,400
Total purchase consideration	$308,528
Preliminary fair values of assets acquired and liabilities assumed
The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date, as previously disclosed in our Annual Report, and as of March 31, 2019. We did not revise our preliminary estimates during the first quarter of 2019. Our preliminary estimates are based on the information that was available as of the Acquisition Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates, primarily income taxes, are subject to change during the measurement period, which can be up to one year from the Acquisition Date.

June 1, 2018 (as previously reported)
Total purchase consideration	$308,528
Net assets acquired
Working capital	(1,665)
Property and equipment	304,299
Identifiable intangible assets and liabilities	(449)
Deferred income taxes	(25,582)
Goodwill	31,925
Total net assets acquired	$308,528

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
Identified intangible assets and liabilities
The following table presents our preliminary estimates of the fair values of the identified intangible assets and liabilities and their related estimated useful lives ($ in thousands):

	Balance Sheet Classification	Estimated Fair Value	Weighted-Average Amortization Period (in years)
Management contract	Other intangible assets	$1,900	20
Unfavorable ground lease liability	Other liabilities	(2,349)	22
Total identifiable intangibles acquired		$(449)
We provisionally estimated the value of the management contract using the multi-period excess earnings valuation method, which is a variation of the income valuation approach. This method estimates an intangible asset’s value based on the present value of its incremental after-tax cash flows. This valuation approach utilizes Level 3 inputs (as described in Note 16).
Deferred income taxes
Deferred income taxes primarily relate to the fair value of non-current assets and liabilities acquired from the Sagicor Parties, including property and equipment, intangible assets and liabilities and other. We provisionally estimated deferred income taxes based on the statutory rate in the jurisdiction of the legal entities where the acquired non-current assets and liabilities are recorded. Our estimate includes deferred tax assets, net of a valuation allowance, of $0 million and deferred tax liabilities of $25.6 million related to the acquisition.
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
Note 5. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Land, buildings and improvements	$1,788,625	$1,787,727
Fixtures and machinery	70,566	69,396
Furniture and other fixed assets	193,830	195,036
Construction in progress	151,557	106,520
Total property and equipment, gross	2,204,578	2,158,679
Accumulated depreciation	(369,811)	(350,267)
Total property and equipment, net	$1,834,767	$1,808,412
Depreciation expense for property and equipment was $22.1 million and $15.4 million for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019 and 2018, $2.1 million and $0.7 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.

Note 6. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.

During the first quarter of 2019, we implemented a new transfer pricing policy, where the intercompany pricing mechanics between our entities are based on the return on operating assets per applicable guidelines defined by the Organization for Economic Cooperation and Development. We executed new intercompany contracts related to this policy, which were substantially completed as of March 31, 2019. As a result, certain of our hotel entities that were previously in loss positions are now expected to be profitable, which resulted in the release of their valuation allowances. The income tax impact of the new policy has been reflected in the income tax computation for the three months ended March 31, 2019.
For the three months ended March 31, 2019, our income tax benefit was $10.5 million, compared to a $9.6 million tax provision for the three months ended March 31, 2018. The increased income tax benefit of $20.1 million was driven primarily by the valuation allowance release of $13.6 million from the newly implemented transfer pricing policy, a decrease of $2.8 million due to lower pre-tax book income from the tax paying entities and a $3.5 million decrease in the discrete tax expense associated with foreign exchange rate fluctuations.
Note 7. Related party transactions
Relationship with Hyatt
Hyatt is considered a related party due to its ownership of our ordinary shares and representation on our Board of Directors. We pay Hyatt fees associated with the franchise agreements of our resorts operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands and receive reimbursements for guests that pay for their stay using the World of Hyatt® guest loyalty program.
Relationship with Sagicor
In connection with the acquisition of the Sagicor Assets, we issued 20,000,000 ordinary shares of our common stock to affiliates of Sagicor Group Jamaica Limited (“Sagicor”). Sagicor is considered a related party due to the ownership of our ordinary shares by its affiliated entities and representation on our Board of Directors.
For our Jamaica properties, we pay Sagicor for insurance coverage for our properties and our employees. As of March 31, 2019 and December 31, 2018, we were also owed approximately $1.6 million and $4.8 million, respectively, from Sagicor related to advance deposits and credit card collections which were paid to Sagicor, rather than us, following the acquisition.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party. Lease expense related to this space was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2019 and 2018 were as follows ($ in thousands):

		Three Months Ended March 31,
Related Party	Transaction	2019	2018
Hyatt	Franchise fees (1)	$4,636	$4,451
Sagicor	Employee insurance premiums (1)	231	—
Sagicor	Property insurance premiums (1)	520	—
Chief Executive Officer	Lease expense (2)	146	217
________

(1)
Included in direct expense in the Condensed Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.

(2)	Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Note 8. Commitments and contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and workers' compensation and other employee claims. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our Condensed Consolidated Financial Statements.
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
Note 9. Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as described in Note 2, using the transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The adoption of ASU 2016-02 resulted in no cumulative adjustment to accumulated deficit as our lease portfolio consists solely of operating leases. The comparative periods presented in our Condensed Consolidated Financial Statements are presented in accordance with ASC 840, Leases and do not reflect the impact of ASU 2016-02. On the date of adoption, January 1, 2019, we recorded right-of-use assets of $5.0 million and lease liabilities of $5.3 million related to our portfolio of operating leases (see Note 18 for balances as of March 31, 2019).
We elected the following practical expedients, as provided under the applicable transition guidance:

•	Package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840, Leases.

•	Recognized lease payments on a straight-line basis over the lease term for all leases with a term of 12 months or less and were not classified on the balance sheet.
Our administrative offices, located in Virginia, Florida and Cancun, are leased under various lease agreements that extend for varying periods through 2025, with the option to extend our Cancun and Florida office leases through 2026 and 2030, respectively. The extension options are reasonably certain to be exercised and included in the amounts recorded. Our administrative offices contain lease components (e.g., fixed rent payments) and non-lease components (e.g., common-area maintenance, shared service costs, real estate taxes and insurance costs), which we account for separately. The lease components and non-lease components associated with our administrative offices represent the majority of our lease expense and variable lease expense, respectively.
Our minimum future rents payable under non-cancelable operating leases with third parties and related parties as of March 31, 2019 were as follows ($ in thousands):

As of March 31, 2019
Remainder of 2019	$720
2020	991
2021	1,036
2022	1,074
2023	786
2024	652
Thereafter	2,928
Total minimum future lease payments	8,187
Less: imputed interest	(1,478)
Total	$6,709

Our minimum future rents, at December 31, 2018, payable under non-cancelable operating leases with third parties and related parties were as follows ($ in thousands):

As of December 31, 2018
2019	$1,199
2020	1,031
2021	1,016
2022	1,044
2023	745
Thereafter	3,394
Total	$8,429

The following table presents the components of lease expense and supplemental cash flow information for the three months ended March 31, 2019 ($ in thousands):

Three Months Ended March 31, 2019
Lease expense (1)(2)	$480
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142
    ________
(1) Includes variable lease and short term lease expenses, which are considered individually immaterial. Our lease expense is reported in direct expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations depending on the nature of the lease.
(2) Lease expense under ASC 840, Leases, related to our non-cancelable operating leases, including variable lease cost, was $0.5 million for the three months ended March 31, 2018.

The following table presents other relevant information related to our leases for the three months ended March 31, 2019:

Weighted-average remaining lease term	8.5 years
Weighted-average discount rate (1)	4.54%
________
(1) The discount rates applied to each lease reflects our estimated incremental borrowing rate.

We rent certain real estate to third parties for office and retail space within our hotels. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three months ended March 31, 2019 ($ in thousands):

Leases	Financial Statement Classification	Three Months Ended March 31, 2019
Operating lease income (1)	Non-package revenue	$1,471
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 10. Ordinary shares
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and Playa's liquidity warrant. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended March 31, 2019, we purchased 198,179 ordinary shares under the repurchase program. The shares repurchased are recorded as treasury shares on the Condensed Consolidated Balance Sheet as of March 31, 2019.
As of March 31, 2019, our ordinary share capital consisted of 130,490,991 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 2,984,588 restricted shares and performance share awards and 18,732 restricted share units were outstanding under the 2017 Plan (as defined in Note 12). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.

Note 11. Warrants
We previously issued 3,000,000 warrants (the “Earnout Warrants”) which entitle the holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years after March 11, 2017. The Earnout Warrants expire on March 11, 2022 or earlier upon redemption or liquidation in accordance with their term.
As of March 31, 2019, there were 2,987,770 Earnout Warrants outstanding.
Note 12. Share-based compensation
The Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by the Board of Directors and shareholders of the Company on March 10, 2017. The 2017 Plan is administered by the Compensation Committee of our Board of Directors, who may grant awards covering a maximum of 4,000,000 of our ordinary shares under the 2017 Plan. The Compensation Committee may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. As of March 31, 2019, there were 23,244 shares available for future grants under the 2017 Plan.
Restricted share awards
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares) subject to restrictions and to a risk of forfeiture. Restricted shares issued to employees and executives of the Company generally vest over a period of three or five years. Restricted share units generally vest over a period of three years. For restricted share awards with a three-year vesting period, one-third of the award vests on each of the first three anniversaries of the grant date of the award. For restricted share awards with a five-year vesting period, 25% of the award vests on the third anniversary of the grant date of the award, 25% vests on the fourth anniversary of the grant date of the award and 50% vests on the fifth anniversary of the grant date of the award. Restricted share awards issued to directors of the Company for their services as directors generally vest immediately on the grant date of the award.

The vesting of restricted share awards is subject to the holder’s continued employment through the applicable vesting date. Unvested restricted share awards will be forfeited if the employee’s or the executive’s employment terminates during the vesting period, provided that unvested restricted share awards will accelerate upon certain terminations of employment as set forth in the applicable award agreements.

The holders of restricted shares have the right to vote the restricted shares and receive all dividends declared and paid on such shares, provided that dividends paid on unvested restricted shares will be subject to the same conditions and restrictions applicable to the underlying restricted shares. The holders of restricted share units have no right to vote the underlying shares and may be entitled to be credited with dividend equivalents in respect of each cash dividend declared and paid by Playa, in an amount per share unit equal to the per-share dividend paid on our ordinary shares, which dividend equivalents will be deemed to have been reinvested in additional restricted share units that are subject to the same terms and conditions applicable to the underlying restricted share units to which they relate.

Compensation expense for the restricted share awards is measured based upon the fair market value of our ordinary shares at the date of grant and is recognized on a straight-line basis over the vesting period.

A summary of our restricted share awards from January 1, 2019 to March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,718,684	$10.19
Granted	773,302	7.07
Vested	(249,044)	9.24
Forfeited	(20,667)	9.63
Unvested balance at March 31, 2019	2,222,275	$9.22

The fair value of vested restricted share awards during the three months ended March 31, 2019 and 2018 was $1.8 million and $0.5 million, respectively. As of March 31, 2019 and 2018, the unrecognized compensation cost related to restricted share awards was $15.4 million and $14.4 million, respectively, and is expected to be recognized over a weighted-average period of 2.4 years and 3.3 years, respectively.

Compensation expense related to the restricted share awards was $2.4 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Performance share awards

Performance share awards consist of ordinary shares that may become earned and vested based on the achievement of performance targets adopted by our Compensation Committee. The actual number of ordinary shares that ultimately vest will range from 0% to 150% of the target award and will be determined at the end of the three-year performance period based on two performance criteria as defined in the applicable award agreements for the period of performance.

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

The grant date fair value of the portion of the award based on the compounded annual growth rate of the Company's total shareholder return was estimated using a Monte-Carlo model. The table below summarizes the key inputs used in the Monte-Carlo simulation ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
May 26, 2017
Total Shareholder Return	50%	$770	27.02%	1.39%	—%
Adjusted EBITDA Comparison	50%	$1,350	—%	—%	—%
January 2, 2018
Total Shareholder Return	50%	$860	26.13%	2.00%	—%
Adjusted EBITDA Comparison	50%	$1,475	—%	—%	—%
January 2, 2019
Total Shareholder Return	50%	$537	27.78%	2.46%	—%
Adjusted EBITDA Comparison	50%	$900	—%	—%	—%
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

A summary of our performance share awards from January 1, 2019 to March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	523,545	$8.26
Granted	257,500	5.58
Unvested balance at March 31, 2019	781,045	$7.38

As of March 31, 2019 and 2018, the unrecognized compensation cost related to the performance share awards was $2.8 million and $4.1 million, respectively, and is expected to be recognized over a weighted-average period of 2.1 years and 2.3 years, respectively. Compensation expense related to the performance share awards was approximately $0.4 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Note 13. Earnings per share
The calculations of basic and diluted EPS are as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$42,988	$21,817
Denominator:
Denominator for basic EPS - weighted-average shares	130,540,057	110,345,855
Effect of dilutive securities:
Unvested restricted share awards	230,299	255,751
Denominator for diluted EPS - adjusted weighted-average shares	130,770,356	110,601,606

EPS - Basic	$0.33	$0.20
EPS - Diluted	$0.33	$0.20

For the three months ended March 31, 2019 and 2018, 781,045 and 538,951 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the reporting period. For the three months ended March 31, 2019, 535,059 of unvested restricted share awards were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three months ended March 31, 2019 and 2018, outstanding Earnout Warrants to acquire a total of 2,987,770 and 3,000,000 ordinary shares, respectively, were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of March 31, 2019 or 2018, respectively.

Note 14. Debt
Debt consists of the following ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Debt obligations
Term Loan(1)	$994,023	$996,548
Revolving Credit Facility(2)	—	—
Total debt obligations	994,023	996,548
Unamortized discount and debt issuance costs
Discount on Term Loan	(2,554)	(2,681)
Unamortized debt issuance costs on Term Loan	(4,268)	(4,480)
Total unamortized discount and debt issuance costs	(6,822)	(7,161)
Total debt	$987,201	$989,387
________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 5.25% and 5.27% as of March 31, 2019 and December 31, 2018, respectively. Effective March 29, 2018, we entered into two interest rate swaps to fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 15).

(2)
The commitment fee on the $100.0 million undrawn balance of our Revolving Credit Facility bore interest of 0.5% as of March 31, 2019 and December 31, 2018. The commitment fee may range from 0.5% to 0.25% depending on certain leverage ratios. For any drawn balances, the Revolving Credit Facility bears interest at one-month LIBOR plus 3.0%.

Financial maintenance covenants
Our Senior Secured Credit Facility requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. On March 19, 2019, we entered into the Third Amendment to Amended & Restated Credit Agreement (the “Third Amendment”) to exclude the lesser of $50.0 million and the aggregate amount of revolving credit commitments borrowed in connection with the Hyatt Ziva Cap Cana and Hyatt Zilara Cap Cana development project from the calculation of the springing leverage ratio for the period July 1, 2019 through June 30, 2020. On July 1, 2020, the springing leverage ratio will be calculated based on the provisions in the Senior Secured Credit Facility as if the Third Amendment had not taken place. We were in compliance with all applicable covenants as of March 31, 2019.
Note 15. Derivative financial instruments
Interest rate swaps
Effective March 29, 2018, we entered into two interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt, including the Revolving Credit Facility and Term Loan. The interest rate swaps are not for trading purposes and have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate, which results in us fixing LIBOR at 2.85% on $800.0 million of our Term Loan. The interest rate swaps mature on March 31, 2023.

As of March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense in the Condensed Consolidated Statements of Operations. Following the adoption, the change in the fair value of our interest rate swaps that qualify as effective cash flow hedges is recorded through other comprehensive loss (OCI) in the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains and losses in accumulated other comprehensive loss (AOCI) are reclassified to interest expense as interest payments are made on our variable rate debt.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	2019	2018
AOCI from our cash flow hedges as of January 1	$—	$—
Change in fair value	5,834	—
Reclassification from AOCI to interest expense (1)	24	—
OCI related to our cash flow hedges for the three months ended March 31	5,858	—
AOCI from our cash flow hedges as of March 31	$5,858	$—
________
(1) As of March 31, 2019, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is less than $0.1 million.

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	Three Months Ended March 31,
		2019	2018
Interest rate swaps (1)	Interest expense	$2,715	$11,025
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative prior to our hedge designation date of March 20, 2019.

The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	Financial Statement Classification	As of March 31,	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$20,351	$—

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	As of March 31,	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$—	$12,476

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of March 31, 2019 and December 31, 2018. We did not have any Level 3 instruments during any of the above periods.

The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$20,351	$—	$20,351	$—

	December 31, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$12,476	$—	$12,476	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2019 and December 31, 2018 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$987,201	$—	$—	$956,675
Revolving Credit Facility	—	—	—	—
Total	$987,201	$—	$—	$956,675

	Carrying Value	Fair Value
	As of December 31, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$989,387	$—	$—	$927,025
Revolving Credit Facility	—	—	—	—
Total	$989,387	$—	$—	$927,025
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

Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. There were no plan assets as of March 31, 2019 or December 31, 2018 as contributions are made only to the extent benefits are paid.

The following table presents the components of net periodic pension cost for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$186	$174
Interest cost	121	87
Effect of foreign exchange rates	(16)	345
Amortization of prior service cost	—	25
Amortization of gain	(6)	(6)
Compensation-non-retirement post employment benefits	(76)	4
Curtailment gain	(97)	—
Net periodic pension cost	$112	$629

The service cost component of net periodic pension cost is recorded within direct expense in the Condensed Consolidated Statements of Operations. The non-service cost components of net periodic pension cost are recorded within other expense for all periods presented.
Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2019 and December 31, 2018 ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Gross trade and other receivables (1)	$68,903	$65,363
Allowance for doubtful accounts	(680)	(593)
Total trade and other receivables, net	$68,223	$64,770
________

(1)	Includes $2.0 million in receivables related to property damage insurance claims as of December 31, 2018. There were no such receivables as of March 31, 2019.

We have not experienced any significant write-offs to our accounts receivable during the three months ended March 31, 2019 and 2018.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2019 and December 31, 2018 ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Advances to suppliers	$6,561	$9,447
Prepaid income taxes	7,215	7,538
Prepaid other taxes (1)	11,574	10,240
Right of use assets (2)	6,238	—
Contract deposit (3)	2,700	2,700
Other assets	2,404	2,692
Total prepayments and other assets	$36,692	$32,617
________
(1) Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
(2) Represents right of use assets recognized in connection with our adoption of ASU 2016-02 on January 1, 2019 (see Note 9).
(3) Represents a cash deposit related to the Sanctuary Cap Cana management contract. We are in the process of negotiating final terms for the purchase of a 30% interest, and the deposit will be used towards this purchase if we are able to agree on terms. If the purchase is not completed, this amount, together with an additional $0.8 million due, will be treated as key money.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 19) as of March 31, 2019 and December 31, 2018 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value as of December 31, 2018	$51,731	$—	$—	$31,925	$83,656
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of December 31, 2018	51,731	—	—	31,925	83,656

Gross carrying value as of March 31, 2019	51,731	—	—	31,925	83,656
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of March 31, 2019	$51,731	$—	$—	$31,925	$83,656

Other intangible assets
Other intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Gross carrying value:
Licenses (1)	$858	$858
Management contract (2)	1,900	1,900
Enterprise resource planning system (3)	2,729	2,246
Other	3,091	3,027
Total gross carrying value	8,578	8,031

Accumulated amortization:
Management contract (2)	(71)	(48)
Enterprise resource planning system (3)	(124)	(67)
Other	(1,874)	(1,813)
Total accumulated amortization	(2,069)	(1,928)

Net carrying value:
Licenses (1)	858	858
Management contract (2)	1,829	1,852
Enterprise resource planning system (3)	2,605	2,179
Other	1,217	1,214
Total net carrying value	$6,509	$6,103
________
(1) Our licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system. $0.7 million of these costs were placed into service in February 2019 and are being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2019 and December 31, 2018 ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Trade payables	$20,659	$24,452
Advance deposits	41,391	57,339
Withholding and other taxes payable	48,576	45,274
Interest payable	436	147
Payroll and related accruals	11,637	14,251
Accrued expenses and other payables	25,657	18,137
Total trade and other payables	$148,356	$159,600

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2019 and December 31, 2018 ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Pension obligations	$5,423	$5,123
Cap Cana land purchase obligation	10,625	10,625
Lease liabilities (1)	6,709	—
Unfavorable ground lease liability (2)	2,267	2,294
Key money (3)	4,466	1,994
Other	1,325	1,566
Total other liabilities	$30,815	$21,602
________
(1) Represents lease liabilities recognized in connection with our adoption of ASU 2016-02 on January 1, 2019 (see Note 9).
(2) Represents the amortized balance of the unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents the amortized balance of key money received from Hilton in connection with the conversion of our Hilton La Romana and Hilton Playa del Carmen properties. The amortization is recorded as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We recorded $2.5 million in March 2019.
Note 19. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three months ended March 31, 2019 and 2018, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax benefit (provision), and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. The performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee income (“Owned Resort EBITDA”).
We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) other expense; (b) pre-opening expenses; (c) share-based compensation; (d) other tax expense; (e) transaction expenses; and (f) Jamaica delayed opening accrual reversal.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Owned net revenue:
Yucatàn Peninsula	$70,213	$79,271
Pacific Coast	25,570	29,055
Dominican Republic	33,075	40,418
Jamaica	59,147	23,760
Segment owned net revenue (1)	188,005	172,504
Other	2	352
Management fees	934	296
Cost reimbursements	588	44
Compulsory tips	6,267	3,651
Total revenue	$195,796	$176,847
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Owned Resort EBITDA:
Yucatàn Peninsula	$32,159	$39,604
Pacific Coast	12,387	13,908
Dominican Republic	13,463	18,427
Jamaica	24,348	10,644
Segment Owned Resort EBITDA	82,357	82,583
Other corporate - unallocated	(8,506)	(8,320)
Management fees	934	296
Total Adjusted EBITDA	74,785	74,559
Add:
Interest expense	(14,194)	(21,882)
Depreciation and amortization	(22,311)	(15,689)
Other expense	(602)	(1,824)
Pre-opening expenses	(89)	—
Share-based compensation	(2,748)	(1,786)
Other tax expense	(359)	(431)
Transaction expenses	(1,967)	(2,344)
Jamaica delayed opening accrual reversal	—	342
Non-service cost components of net periodic pension (benefit) cost (1)	(74)	455
Net income before tax	32,441	31,400
Income tax benefit (provision)	10,547	(9,583)
Net income	$42,988	$21,817
________

(1)
Represents the non-service cost components of net periodic pension (benefit) cost recorded within other expense in the Condensed Consolidated Statements of Operations. We include these (benefits) costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of March 31, 2019 and December 31, 2018 ($ in thousands):

	As of March 31,	As of December 31,
	2019	2018
Segment property and equipment, gross:
Yucatàn Peninsula	$864,243	$861,380
Pacific Coast	285,881	285,936
Dominican Republic	540,906	501,624
Jamaica	501,988	500,550
Total segment property and equipment, gross	2,193,018	2,149,490
Other corporate	11,560	9,189
Accumulated depreciation	(369,811)	(350,267)
Total property and equipment, net	$1,834,767	$1,808,412

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Segment capital expenditures:
Yucatàn Peninsula	$4,057	$3,198
Pacific Coast	250	772
Dominican Republic	40,678	16,001
Jamaica	1,556	1,056
Total segment capital expenditures (1)	46,541	21,027
Other corporate	2,347	272
Total capital expenditures (1)	$48,888	$21,299
________

(1)	Includes capital expenditures incurred, but not yet paid.
Note 20. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events through May 7, 2019, which is the date the Condensed Consolidated Financial Statements were issued.

During the period from April 1, 2019 through May 2, 2019, we purchased 94,673 ordinary shares at an average price of $7.83 per share.

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
The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors discussed in our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, together with the following factors, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the rebranding of two of our resorts under the all-inclusive “Panama Jack” brand and rebranding of certain resorts recently acquired from Sagicor in Jamaica;

•	our failure to successfully complete acquisition, expansion, repair and renovation projects in the timeframes and at the costs and returns anticipated;

•	changes we may make in timing and scope of our development and renovation projects;

•	significant increases in construction and development costs;

•	significant increases in utilities;

•	our ability to obtain and maintain financing arrangements on attractive terms;

•	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. Playa owns and/or manages a total portfolio consisting of 21 resorts (7,914 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancun, Hyatt Ziva Cancun, Panama Jack Resorts Cancun, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Dunn’s River Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa, Jewel Runaway Bay Beach & Golf Resort and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort and the Hilton La Romana All-Inclusive Adult Resort. Playa also owns four resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended March 31, 2019, we generated net income of $43.0 million, total revenue of $195.8 million, Net Package RevPAR of approximately $244.20 and Adjusted EBITDA of $74.8 million. For the three months ended March 31, 2018, we generated net income of $21.8 million, total revenue of $176.8 million, Net Package RevPAR of approximately $273.50 and Adjusted EBITDA of $74.6 million.

Our Portfolio of Resorts
As the date hereof, the following table presents an overview of our resorts. None of the resorts we own individually contributed more than 13.5% of our Total Net Revenue or 15.6% of our consolidated Adjusted EBITDA for the three months ended March 31, 2019. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	307
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort(2)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009	513
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (adults-only)	Playa(3)	1997; 2008	350
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (all ages)	Playa(3)	1997; 2008	412
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008	495
Jewel Runaway Bay Beach & Golf Resort	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort & Spa	Ocho Rios, Jamaica	Jewel (adults-only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,462
Managed Resorts
Sanctuary Cap Cana(4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Sagicor (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					7,914
(1) Pursuant to an agreement with Panama Jack, we rebranded these resorts as Panama Jack resorts in 2017.
(2) Pursuant to an agreement with Hilton, we rebranded these resorts as Hilton all-inclusive resorts in November 2018. The resorts are still owned and operated by Playa.
(3) Effective November 20, 2018, this resort was rebranded into two Hilton all-inclusive resorts. Renovations are currently underway and projected to be complete by the end of 2019.
(4) Owned by a third party.
(5) We acquired an 88-unit tower and spa as part of our acquisition of the Sagicor Assets. Additionally, we manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.

Results of Operations
Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change	% Change
Revenue:
Package	$169,792	$154,708	$15,084	9.7%
Non-package	24,482	21,799	2,683	12.3%
Management fees	934	296	638	215.5%
Cost reimbursements	588	44	544	1,236.4%
Total revenue	195,796	176,847	18,949	10.7%
Direct and selling, general and administrative expenses:
Direct	93,743	81,056	12,687	15.7%
Selling, general and administrative	31,828	26,473	5,355	20.2%
Pre-opening	89	—	89	100.0%
Depreciation and amortization	22,311	15,689	6,622	42.2%
Reimbursed costs	588	44	544	1,236.4%
Gain on insurance proceeds	—	(1,521)	1,521	(100.0)%
Direct and selling, general and administrative expenses	148,559	121,741	26,818	22.0%
Operating income	47,237	55,106	(7,869)	(14.3)%
Interest expense	(14,194)	(21,882)	7,688	(35.1)%
Other expense	(602)	(1,824)	1,222	(67.0)%
Net income before tax	32,441	31,400	1,041	3.3%
Income tax benefit (provision)	10,547	(9,583)	20,130	(210.1)%
Net income	$42,988	$21,817	$21,171	97.0%
The tables below set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.
Our comparable resorts for the three months ended March 31, 2019 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovation, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva & Zilara Cap Cana, a ground up development projected to open during the fourth quarter of 2019.

Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	80.1%	87.6%	(7.5	)pts	(8.6)%
Net Package ADR	$304.88	$312.33	$(7.45)		(2.4)%
Net Package RevPAR	244.20	273.50	(29.30)		(10.7)%
	($ in thousands)
Net Package Revenue	$163,787	$150,890	$12,897		8.5%
Net Non-package Revenue	24,220	21,966	2,254		10.3%
Management Fee Revenue	934	296	638		215.5%
Total Net Revenue	188,941	173,152	15,789		9.1%
Adjusted EBITDA	$74,785	$74,559	$226		0.3%
Adjusted EBITDA Margin	39.6%	43.1%	(3.5	)pts	(8.1)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	83.8%	87.4%	(3.6	)pts	(4.1)%
Net Package ADR	$315.55	$319.85	$(4.30)		(1.3)%
Net Package RevPAR	264.55	279.46	(14.91)		(5.3)%
	($ in thousands)
Net Package Revenue	$115,736	$122,261	$(6,525)		(5.3)%
Net Non-package Revenue	17,354	18,539	(1,185)		(6.4)%
Management Fee Revenue	934	296	638		215.5%
Total Net Revenue	134,024	141,096	(7,072)		(5.0)%
Adjusted EBITDA	$52,524	$58,128	$(5,604)		(9.6)%
Adjusted EBITDA Margin	39.2%	41.2%	(2.0	)pts	(4.9)%
Total Revenue and Total Net Revenue
Our total revenue for the three months ended March 31, 2019 increased $18.9 million, or 10.7%, compared to the three months ended March 31, 2018. Our Total Net Revenue for the three months ended March 31, 2019 increased $15.8 million, or 9.1%, compared to the three months ended March 31, 2018. This increase was driven by an increase in Net Package Revenue of $12.9 million, or 8.5%, and an increase in Net Non-package Revenue of $2.3 million, or 10.3%. The Sagicor Assets contributed $33.7 million in Total Net Revenue.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2019	2018	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$115,736	$122,261	$(6,525)	(5.3)%
Non-comparable Net Package Revenue	48,051	28,629	19,422	67.8%
Net Package Revenue	163,787	150,890	12,897	8.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	17,354	18,539	(1,185)	(6.4)%
Non-comparable Net Non-package Revenue	6,866	3,427	3,439	100.4%
Net Non-package Revenue	24,220	21,966	2,254	10.3%

Management Fee Revenue
Comparable Management Fee Revenue	934	296	638	215.5%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	934	296	638	215.5%

Total Net Revenue:
Comparable Total Net Revenue	134,024	141,096	(7,072)	(5.0)%
Non-comparable Total Net Revenue	54,917	32,056	22,861	71.3%
Total Net Revenue	188,941	173,152	15,789	9.1%
Compulsory tips	6,267	3,651	2,616	71.7%
Cost reimbursements	588	44	544	1,236.4%
Total revenue	$195,796	$176,847	$18,949	10.7%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended March 31, 2019 decreased $7.1 million, or 5.0%, compared to the three months ended March 31, 2018. This decrease was driven by a decrease in Comparable Net Package Revenue of $6.5 million, or 5.3%, and a decrease in Comparable Net Non-package Revenue of $1.2 million, or 6.4%. Comparable Total Net Revenue decreased primarily to the decreases in Comparable Total Net Revenue at our Mexico resorts compared to the three months ended March 31, 2018.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses	$93,743	$81,056	$12,687	15.7%
Less: compulsory tips	6,267	3,651	2,616	71.7%
Net Direct Expenses	$87,476	$77,405	$10,071	13.0%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses for the three months ended March 31, 2019 were $87.5 million, or 46.3%, of Total Net Revenue and $77.4 million, or 44.7%, of Total Net Revenue for the three months ended March 31, 2018.
Net Direct Expenses for the three months ended March 31, 2019 increased $10.1 million, or 13.0%, compared to the three months ended March 31, 2018. Net Direct Expenses increased primarily due to the acquisition of the Sagicor Assets, which accounted for $17.4 million of the change, which was partially offset by the $4.5 million decrease in Net Direct Expenses as shown in the Comparable Portfolio table below. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses:
Food and beverages	$21,593	$19,328	$2,265	11.7%
Salaries and wages	31,697	26,561	5,136	19.3%
Repairs and maintenance	3,798	3,496	302	8.6%
Utilities	9,033	7,535	1,498	19.9%
Licenses and property taxes	904	794	110	13.9%
Incentive and management fees	2,606	4,166	(1,560)	(37.4)%
Franchise / license fees	6,371	4,656	1,715	36.8%
Transportation and travel expenses	1,339	1,229	110	9.0%
Laundry and cleaning expenses	1,166	654	512	78.3%
Property and equipment rental expense	987	1,587	(600)	(37.8)%
Entertainment expenses	1,786	1,148	638	55.6%
Office supplies	499	961	(462)	(48.1)%
Other operational expenses	5,697	5,290	407	7.7%
Total Net Direct Expenses	$87,476	$77,405	$10,071	13.0%
Comparable Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses:
Food and beverages	$13,828	$15,705	$(1,877)	(12.0)%
Salaries and wages	25,079	24,340	739	3.0%
Repairs and maintenance	2,440	2,869	(429)	(15.0)%
Utilities	5,866	5,950	(84)	(1.4)%
Licenses and property taxes	486	475	11	2.3%
Incentive and management fees	2,688	2,943	(255)	(8.7)%
Franchise / license fees	4,692	4,656	36	0.8%
Transportation and travel expenses	862	1,061	(199)	(18.8)%
Laundry and cleaning expenses	580	574	6	1.0%
Property and equipment rental expense	747	1,543	(796)	(51.6)%
Entertainment expenses	1,460	1,043	417	40.0%
Office supplies	423	804	(381)	(47.4)%
Other operational expenses	3,144	4,796	(1,652)	(34.4)%
Total Net Direct Expenses	$62,295	$66,759	$(4,464)	(6.7)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2019 increased $5.4 million, or 20.2%, compared to the three months ended March 31, 2018. This increase was primarily driven by an increase in share based compensation expense of $1.0 million and the acquisition of the Sagicor Assets, which accounted for an additional $3.6 million of expenses.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2019 increased $6.6 million, or 42.2%, compared to the three months ended March 31, 2018. This increase is primarily due to the acquisition of the Sagicor Assets, which accounted for $3.9 million, and accelerated depreciation at Hilton La Romana All-Inclusive Resort as part of the renovations.
Interest Expense
Our interest expense for the three months ended March 31, 2019 decreased $7.7 million, or 35.1%, as compared to the three months ended March 31, 2018. The decrease in interest expense was driven primarily by an increase of $1.4 million in capitalized interest and a decrease of $9.0 million from the change in fair value of our interest rate swaps due the adoption of hedge accounting in March 2019. We recorded a portion of the change in fair value of our interest rate swaps to other comprehensive income in 2019 compared to interest expense in 2018. The decrease was partially offset by an increase in interest expense of $2.7 million due primarily to the issuance of the $100.0 million add-on to our Term Loan to fund the business combination with Sagicor.
Cash interest paid, excluding the effect of capitalized interest, increased $5.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Cash interest paid increased $4.3 million on our Term Loan as we changed the tenor of our variable interest from three-month LIBOR to one-month LIBOR in the first quarter of 2018 to coincide with our interest rate swaps. The interest owed in the first quarter of 2018 was not paid until the second quarter after the new tenor was set. We also paid $0.7 million in additional interest related to our interest rate swaps as they were outstanding for three days in 2018 compared to the full quarter in 2019.
Income Tax Provision
The income tax benefit for the three months ended March 31, 2019 was $10.5 million, an increase of $20.1 million compared to the three months ended March 31, 2018, during which period we reported an income tax provision of $9.6 million. The increased income tax benefit was driven primarily by a discrete tax benefit of $13.6 million from the valuation allowance release due to the newly implemented transfer pricing policy, a $2.8 million decrease due to lower pre-tax book income from our tax paying entities, and a $3.5 million decrease in the discrete tax expense associated with foreign exchange rate fluctuations.
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

Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Management Fee Revenue, Cost Reimbursements, Total Net Revenue and Net Direct Expenses
“Net Package Revenue” is derived from the sale of all-inclusive packages, which include room accommodations, food and beverage services and entertainment activities, net of compulsory tips paid to employees in all of our jurisdictions. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Revenue is recognized, net of discounts and rebates, when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized.
“Net Non-package Revenue” represents all other revenues earned from the operations of our resorts, other than Net Package Revenue, net of compulsory tips paid to employees in all of our jurisdictions. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net Non-package Revenue includes revenue associated with guests' purchases of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages, which are not included in the all-inclusive package. Revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.
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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue was immaterial to our operations for the three months ended March 31, 2019 and 2018, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income or net income.
“Net Direct Expenses” represents direct expenses, net of compulsory tips paid to employees in all of our jurisdictions.
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

EBITDA, Adjusted EBITDA, Owned Resort EBITDA, Owned Resort EBITDA Margin and Adjusted EBITDA Margin
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

•
Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms; impairment loss and Jamaica delayed opening accrual reversals.

We include the non-service cost components of net periodic pension benefit (cost) recorded within other expense in the Condensed Consolidated Statements of Operations in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
“Owned Resort EBITDA” represents Adjusted EBITDA before corporate expenses and Management Fee Revenue.
“Owned Resort EBITDA Margin” represents Owned Resort EBITDA as a percentage of Owned Net Revenue.
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue.
Non-U.S. GAAP Measures
Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Total Net Revenue, Net Package ADR, Net Package RevPAR and Net Direct Expenses are all useful to investors as they more accurately reflect our operating results by excluding compulsory tips. These tips have a margin of zero and do not represent our operating margins.
We also believe that Adjusted EBITDA is useful to investors for two principal reasons. First, we believe Adjusted EBITDA assists investors in comparing our performance over various reporting periods on a consistent basis by removing from our operating results the impact of items that do not reflect our core operating performance. For example, changes in foreign exchange rates (which are the principal driver of changes in other expense), and expenses related to capital raising, strategic initiatives and other corporate initiatives, such as expansion into new markets (which are the principal drivers of changes in transaction expenses), are not indicative of the operating performance of our resorts. The other adjustments included in our definition of Adjusted EBITDA relate to items that occur infrequently and therefore would obstruct the comparability of our operating results over reporting periods. For example, revenue from insurance policies, other than business interruption insurance policies, is infrequent in nature, and we believe excluding these expense and revenue items permits investors to better evaluate the core operating performance of our resorts over time. We believe Adjusted EBITDA Margin provides our investors a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful.
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
Any of our non-U.S. GAAP financial measures are not substitutes for revenue, net income or any other measure determined in accordance with U.S. GAAP. There are limitations to the utility of non-U.S. GAAP financial measures, such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use

Adjusted EBITDA or similarly named non-U.S. GAAP financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, all of our non-U.S. GAAP financial measures should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business, and investors should carefully consider our U.S. GAAP results presented.
For a reconciliation of EBITDA, Adjusted EBITDA and Owned Resort EBITDA to net income as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
Comparable Non-U.S. GAAP Measures
We believe that presenting Adjusted EBITDA, Total Net Revenue, Net Package Revenue, Net Non-package Revenue and Net Direct Expenses on a comparable basis is useful to investors because these measures include only the results of resorts owned and in operation for the entirety of the periods presented and thereby eliminate disparities in results due to the acquisition or disposition of resorts or the impact of resort closures or re-openings in connection with redevelopment or renovation projects. As a result, we believe these measures provide more consistent metrics for comparing the performance of our operating resorts. We calculate Comparable Adjusted EBITDA, comparable Total Net Revenue, comparable Net Package Revenue and comparable Net Non-package Revenue as the total amount of each respective measure less amounts attributable to non-comparable resorts, by which we mean resorts that were not owned or in operation during some or all of the relevant reporting period.
Our comparable resorts for the three months ended March 31, 2019 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovations, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva & Zilara Cap Cana, a ground up development projected to open during the fourth quarter of 2019.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented below. For a reconciliation of comparable Net Package Revenue, comparable Net Non-package Revenue, comparable Management Fee Revenue and comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Management Fee Revenue, Cost Reimbursements and Total Net Revenue” in this section.

Segment Results
Three Months Ended March 31, 2019 and 2018
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change	% Change
Owned Net Revenue:
Yucatán Peninsula	$70,213	$79,271	$(9,058)	(11.4)%
Pacific Coast	25,570	29,055	(3,485)	(12.0)%
Dominican Republic	33,075	40,418	(7,343)	(18.2)%
Jamaica	59,147	23,760	35,387	148.9%
Segment Owned Net Revenue	188,005	172,504	15,501	9.0%
Other (1)	2	352	(350)	(99.4)%
Management Fee Revenue	934	296	638	215.5%
Total Net Revenue	$188,941	$173,152	$15,789	9.1%

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change	% Change
Owned Resort EBITDA:
Yucatán Peninsula	$32,159	$39,604	$(7,445)	(18.8)%
Pacific Coast	12,387	13,908	(1,521)	(10.9)%
Dominican Republic	13,463	18,427	(4,964)	(26.9)%
Jamaica	24,348	10,644	13,704	128.7%
Segment Owned Resort EBITDA	82,357	82,583	(226)	(0.3)%
Other corporate - unallocated	(8,506)	(8,320)	(186)	2.2%
Management Fee Revenue	934	296	638	215.5%
Total Adjusted EBITDA	$74,785	$74,559	$226	0.3%
________
(1) Primarily includes a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. This reversal concluded in the first quarter of 2018.
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 19 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	85.1%	90.3%	(5.2	)pts	(5.8)%
Net Package ADR	$301.80	$323.23		$(21.43)	(6.6)%
Net Package RevPAR	256.73	291.95	(35.22)		(12.1)%
	($ in thousands)
Net Package Revenue	$62,569	$71,154		$(8,585)	(12.1)%
Net Non-package Revenue	7,644	8,117	(473)		(5.8)%
Owned Net Revenue	70,213	79,271	(9,058)		(11.4)%
Owned Resort EBITDA	$32,159	$39,604		$(7,445)	(18.8)%
Owned Resort EBITDA Margin	45.8%	50.0%	(4.2	)pts	(8.4)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	86.3%	90.8%	(4.5	)pts	(5.0)%
Net Package ADR	$300.45	$316.62		$(16.17)	(5.1)%
Net Package RevPAR	259.15	287.61	(28.46)		(9.9)%
	($ in thousands)
Net Package Revenue	$51,194	$56,817		$(5,623)	(9.9)%
Net Non-package Revenue	6,309	6,617	(308)		(4.7)%
Owned Net Revenue	57,503	63,434	(5,931)		(9.3)%
Owned Resort EBITDA	$25,814	$30,357		$(4,543)	(15.0)%
Owned Resort EBITDA Margin	44.9%	47.9%	(3.0	)pts	(6.3)%
 Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2019 decreased $9.1 million, or 11.4%, compared to the three months ended March 31, 2018. Owned Net Revenue at all properties in this segment except Panama

Jack Cancun decreased $9.2 million compared to the three months ended March 31, 2018, with Hilton Playa del Carmen All-Inclusive Resort accounting for $3.1 million of the total decrease as this resort is currently under renovation, due to their decrease in both Net Package ADR and Occupancy compared to the prior year. These decreases were partially offset by a $0.1 million increase in Panama Jack Resorts Cancun Owned Net Revenue.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2019 decreased $7.4 million, or 18.8%, compared to the three months ended March 31, 2018. Owned Resort EBITDA at all properties in this segment except Panama Jack Cancun decreased $7.5 million compared to the three months ended March 31, 2018, with Hilton Playa del Carmen All-Inclusive Resort accounting for $2.9 million of the total decrease as this resort is currently under renovation. This decrease was offset by the performance of Panama Jack Resorts Cancun, which accounted for a $0.1 million increase in Owned Resort EBITDA compared to the three months ended March 31, 2018. All properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $0.9 million decrease in Owned Resort EBITDA compared to the three months ended March 31, 2018.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2019 and 2018 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	75.8%	81.1%	(5.3	)pts	(6.5)%
Net Package ADR	$347.85	$356.00		$(8.15)	(2.3)%
Net Package RevPAR	263.65	288.84	(25.19)		(8.7)%
	($ in thousands)
Net Package Revenue	$21,972	$24,072		$(2,100)	(8.7)%
Net Non-package Revenue	3,598	4,983	(1,385)		(27.8)%
Owned Net Revenue	25,570	29,055	(3,485)		(12.0)%
Owned Resort EBITDA	$12,387	$13,908		$(1,521)	(10.9)%
Owned Resort EBITDA Margin	48.4%	47.9%	0.5	pts	1.0%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2019 decreased $3.5 million, or 12.0%, compared to the three months ended March 31, 2018. The decrease was due to the performance of Hyatt Ziva Los Cabos, which accounted for a $4.4 million decrease in Owned Net Revenue compared to the three months ended March 31, 2018. These results were offset by Hyatt Ziva Puerto Vallarta, which accounted for a $0.9 million increase in Owned Net Revenue.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2019 decreased $1.5 million, or 10.9%, compared to the three months ended March 31, 2018. This decrease was due to the performance of Hyatt Ziva Los Cabos, which had decreased Owned Resort EBITDA compared to the three months ended March 31, 2018. Group business, which generate higher rates and additional non-package revenue, was also significantly lower compared to the three months ended March 31, 2018. All properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $0.4 million decrease in Owned Resort EBITDA compared to the three months ended March 31, 2018.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended March 31, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	71.9%	89.4%	(17.5	)pts	(19.6)%
Net Package ADR	$233.66	$234.44		$(0.78)	(0.3)%
Net Package RevPAR	168.11	209.60	(41.49)		(19.8)%
	($ in thousands)
Net Package Revenue	$28,475	$35,388		$(6,913)	(19.5)%
Net Non-package Revenue	4,600	5,030	(430)		(8.5)%
Owned Net Revenue	33,075	40,418	(7,343)		(18.2)%
Owned Resort EBITDA	$13,463	$18,427		$(4,964)	(26.9)%
Owned Resort EBITDA Margin	40.7%	45.6%	(4.9	)pts	(10.7)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	89.3%	90.0%	(0.7	)pts	(0.8)%
Net Package ADR	$236.50	$232.42	$4.08		1.8%
Net Package RevPAR	211.10	209.29	1.81		0.9%
	($ in thousands)
Net Package Revenue	$21,279	$21,097	$182		0.9%
Net Non-package Revenue	3,313	3,103	210		6.8%
Owned Net Revenue	24,592	24,200	392		1.6%
Owned Resort EBITDA	$10,225	$11,243	$(1,018)		(9.1)%
Owned Resort EBITDA Margin	41.6%	46.5%	(4.9	)pts	(10.5)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2019 decreased $7.3 million, or 18.2%, compared to the three months ended March 31, 2018. This decrease was due to decreased Owned Net Revenue by Hilton La Romana All-Inclusive Resort, which accounted for $7.7 million compared to the three months ended March 31, 2018. Hilton La Romana All-Inclusive Resort is currently being renovated with 350 rooms out of service.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2019 decreased $5.0 million, or 26.9%, compared to the three months ended March 31, 2018. This decrease was due to the performance of Hilton La Romana All-Inclusive Resort and Dreams Punta Cana, which accounted for the full $5.0 million decrease in Owned Resort EBITDA compared to the three months ended March 31, 2018. The Occupancy, Net Package RevPAR, Owned Net Revenue and Owned Resort EBITDA declines are largely attributable to the renovations underway at Hilton La Romana All-Inclusive Resort, which is currently being renovated with 350 rooms out of service. The Owned Resort EBITDA of Dreams Punta Cana decreased due to a non-recurring prior year gain from business interruption insurance proceeds of $1.5 million received during the three months ended March 31, 2018.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended March 31, 2019 and 2018 for the total segment portfolio and comparable segment portfolio.
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	83.1%	79.6%	3.5	pts	4.4%
Net Package ADR	$350.47	$456.54	$(106.07)		(23.2)%
Net Package RevPAR	291.33	363.36	(72.03)		(19.8)%
	($ in thousands)
Net Package Revenue	$50,771	$20,276	$30,495		150.4%
Net Non-package Revenue	8,376	3,484	4,892		140.4%
Owned Net Revenue	59,147	23,760	35,387		148.9%
Owned Resort EBITDA	$24,348	$10,644	$13,704		128.7%
Owned Resort EBITDA Margin	41.2%	44.8%	(3.6	)pts	(8.0)%

Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	77.5%	79.6%	(2.1	)pts	(2.6)%
Net Package ADR	$492.33	$456.54	$35.79		7.8%
Net Package RevPAR	381.55	363.36	18.19		5.0%
	($ in thousands)
Net Package Revenue	$21,290	$20,276	$1,014		5.0%
Net Non-package Revenue	4,132	3,484	648		18.6%
Owned Net Revenue	25,422	23,760	1,662		7.0%
Owned Resort EBITDA	11,670	10,644	1,026		9.6%
Owned Resort EBITDA Margin	45.9%	44.8%	1.1	pts	2.5%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2019 increased $35.4 million, or 148.9%, compared to the three months ended March 31, 2018. This increase was due in part to the performance of Hyatt Ziva and Zilara Rose Hall, which accounted for an increase in Owned Net Revenue of $1.7 million compared to the three months ended March 31, 2018. The remaining increase can be attributed to the acquisition of the Sagicor Assets which accounted for a $33.7 million increase compared to the three months ended March 31, 2018. The decrease in Net Package ADR and Net Package RevPAR is due to the fact that the Sagicor resorts have a lower relative ADR than the Hyatt properties in this segment. The addition of the Sagicor Assets led to the 19.8% decline in Net Package RevPAR in this segment.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2019 increased $13.7 million, or 128.7%, compared to the three months ended March 31, 2018. This increase was due in part to the performance of Hyatt Ziva and Zilara Rose Hall, which accounted for an increase in Owned Resort EBITDA of $1.0 million compared to the three months ended March 31, 2018 and to the acquisition of the Sagicor Assets, which accounted for the remaining $12.7 million increase. The Hyatt Ziva and Zilara Rose Hall continues to show positive results after completing renovations in 2017.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$42,988	$21,817
Interest expense	14,194	21,882
Income tax (benefit) provision	(10,547)	9,583
Depreciation and amortization	22,311	15,689
EBITDA	68,946	68,971
Other expense (a)	602	1,824
Share-based compensation	2,748	1,786
Pre-opening expense	89	—
Transaction expense (b)	1,967	2,344
Other tax expense (c)	359	431
Jamaica delayed opening accrual reversal (d)	—	(342)
Non-service cost components of net periodic pension benefit (cost) (e)	74	(455)
Adjusted EBITDA	74,785	74,559
Other corporate - unallocated	8,506	8,320
Management fee income	(934)	(296)
Owned Resort EBITDA	82,357	82,583
Less: Non-comparable Owned Resort EBITDA(f)	22,261	16,431
Comparable Owned Resort EBITDA	$60,096	$66,152
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including our business combination with Sagicor in 2018; the redesign and build-out of our internal controls and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.

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

(e)
Represents the non-service cost components of net periodic pension benefit (cost) recorded within other expense in the Condensed Consolidated Statements of Operations. Previously, these expenses were presented within direct expense. We include these benefits (costs) for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(f)
Owned Resort EBITDA for Hilton La Romana All-Inclusive Resort, Hilton Playa Del Carmen All-Inclusive Resort, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa and Hyatt Ziva & Zilara Cap Cana.

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

Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of March 31, 2019, we had $61.6 million of scheduled contractual obligations remaining in 2019.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. We had cash and cash equivalents of $111.0 million as of March 31, 2019, compared to $140.1 million as of March 31, 2018. We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 6 to 9 months with the cash we have on hand, as well as our cash generated from operations. As of March 31, 2019, there was $0 outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of March 31, 2019, our total debt obligations were $994.0 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.6 million issuance discount on our Term Loan and $4.3 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$44,723	$46,656
Net cash used in investing activities	$(46,011)	$(21,537)
Net cash used in financing activities	$(4,047)	$(2,275)

Net Cash Provided by Operating Activities
Our net cash provided by operating activities is generated primarily from operating income from our resorts. For the three months ended March 31, 2019 and 2018, our net cash provided by operating activities totaled $44.7 million and $46.7 million, respectively. Net income of $43.0 million for the three months ended March 31, 2019 included significant non-cash expenses, including $22.3 million of depreciation and amortization, $2.7 million of share-based compensation and a $2.0 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations. Net income of $21.8 million for the three months ended March 31, 2018 included significant non-cash expenses, including $15.7 million of depreciation and amortization, $2.3 million of transaction expenses, $1.8 million of share based compensation and a $11.0 million loss on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.
Activity for the three months ended March 31, 2019:

•
Net decrease in interest expense of $7.7 million, primarily due to a decrease of $9.0 million in the fair value of the interest rate swap. We recorded a portion of the change in fair value of our interest rate swaps to other comprehensive income in 2019 compared to interest expense in 2018.

•	Transaction expenses of $2.0 million;

•	Share-based compensation expense of $2.7 million.
Activity for the three months ended March 31, 2018:

•
Net increase in interest expense of $7.9 million, primarily due to the change in fair value of the interest rate swap of $11.0 million. This was partially offset by a decrease of $3.1 million due to the paydown of our former Senior Notes due 2020 in April and December 2017.

•	Transaction expenses of $2.3 million;

•	Share-based compensation expense of $1.8 million.
Net Cash Used in Investing Activities
For the three months ended March 31, 2019 and 2018, our net cash used in investing activities was $46.0 million and $21.5 million, respectively.
Activity for the three months ended March 31, 2019:

•	Purchases of property and equipment of $48.3 million;

•	Purchase of intangibles of $0.7 million;

•	Property damage insurance proceeds of $2.0 million.
Activity for the three months ended March 31, 2018:

•	Purchases of property and equipment of $20.3 million;

•	Purchase of intangibles of $1.2 million.
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

The following table summarizes our cash paid for capital expenditures for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Development Capital Expenditures
Hyatt Ziva and Zilara Rose Hall	$—	$775
Panama Jack Resorts Cancun	—	722
Hyatt Zilara Cancun	—	347
Panama Jack Resorts Playa del Carmen	—	566
Hilton Playa del Carmen All-Inclusive Resort	2,182	—
Hilton La Romana All-Inclusive Resort	13,341	—
Hyatt Ziva and Zilara Cap Cana	28,512	15,303
Total Development Capital Expenditures	44,035	17,713
Maintenance Capital Expenditures (1)	4,313	2,580
Total Capital Expenditures	$48,348	$20,293
________

(1)	Typically, maintenance capital expenditures equate to approximately 3% to 4% of Total Net Revenue.

Net Cash Used in Financing Activities
Our net cash used in financing activities was $4.0 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018.
Activity for the three months ended March 31, 2019:

•	Principal payments on our Term Loan of $2.5 million;

•	Purchases of ordinary shares of $1.5 million.
Activity for the three months ended March 31, 2018:

•	Principal payments on our existing term loan of $2.3 million.
Share Repurchases
On December 14, 2018, our Board authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first quarter of 2019, we purchased 198,179 ordinary shares at an average price of $7.68 per share.
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

Effective March 29, 2018, we entered into two interest rate swaps to mitigate the long-term interest rate risk inherent in our variable rate Term Loan. The interest rate swaps have an aggregate fixed notional value of $800.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate.
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
Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of March 31, 2019 ($ in thousands):

	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility (2)	$386	$1,015	$161	$—	$1,562
Term Loan principal payments	7,575	20,200	20,200	946,048	994,023
Term Loan interest payments (3)	41,671	108,520	102,062	16,140	268,393
Cap Cana land purchase obligation (4)	10,625	—	—	—	10,625
Operating lease obligations	720	2,027	1,860	3,580	8,187
Pension obligation (5)	602	1,120	1,363	4,790	7,875
Total contractual obligations	$61,579	$132,882	$125,646	$970,558	$1,290,665
________

(1)	The period less than 1 year represents remaining obligations in 2019.

(2)
The interest commitment on our Revolving Credit Facility is calculated based on the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of March 31, 2019.

(3)
The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 4.75% to 5.60%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.

(4)
The remaining $10.6 million of the purchase price is due on the earlier of (i) two years from the beginning of construction or (ii) the opening of the Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana resorts.

(5)	Represents the undiscounted future expected plan payments for our pension obligation.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three months ended March 31, 2019 and 2018.
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

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2018 Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
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
Recent Accounting Pronouncements
See the recent accounting pronouncements in Note 2 to our Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of March 31, 2019, approximately 20% of our outstanding indebtedness bore interest at floating rates and approximately 80% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.9 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $1.9 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2019 approximately 3.6% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.

Approximately 80.5% of our operating expenses for the three months ended March 31, 2019 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2019 would have impacted our net income before tax by approximately $2.1 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2019 would have impacted our net income before tax by approximately $0.8 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2019 would have impacted our net income before tax by approximately $1.5 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (“Form 10-K”), we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, included in our Form 10-K and the related Condensed Financial Information of Registrant included in this quarterly report, has communicated, a material weakness in our internal control over financial reporting that existed as December 31, 2018. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2018, which has not been remediated as of March 31, 2019:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration.

We continue to take steps to remediate the identified material weakness. The Company has engaged a third-party consulting firm to assist the Company with the implementation of SAP, which is a global information technology solution designed to address the elements which give rise to our material weakness. As of March 31, 2019, SAP was successfully implemented in our corporate entities and several of our properties located in Mexico and the Dominican Republic. We expect to implement SAP in our remaining operational entities, in phases, throughout the remainder of 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the material weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our financial condition, cash flows or results of operations. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. Refer to Note 8 to our financial statements included in “Item 1. Financial Statements ” of this Form 10-Q for a more detailed description of such proceedings and contingencies.
Item 1A. Risk Factors.

At March 31, 2019, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the quarter ended March 31, 2019:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands) (2)
January 1, 2019 to January 31, 2019	128,588	$7.62	128,588	$98,706
February 1, 2019 to February 28, 2019	54,611	7.78	54,611	98,281
March 1, 2019 to March 31, 2019	14,980	7.78	14,980	98,164
Total	198,179	$7.68	198,179	$98,164
________
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(2) In December 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

On February 21, 2019, we entered into the First Amendment (the “First Amendment”) to our 2017 Omnibus Incentive Plan (the “2017 Plan”). Under the 2017 Plan, each of the Company’s 12 directors, four executive officers and 12,000 employees are eligible to receive awards. Often, these awards are in the form of restricted share awards which vest over a period of years. Pursuant to the First Amendment, certain provisions of the 2017 Plan were amended in order to provide the Company with greater flexibility to determine the fair market value of shares underlying an award for purposes of determining taxable income and the amount of the related tax withholding obligation. This summary is qualified in its entirety by reference to the First Amendment, which is filed as Exhibit 10.5 hereto and incorporated by reference herein.
Under our Senior Secured Credit Facility, in the event that the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined therein, then we are required to meet a springing financial maintenance covenant. On March 19, 2019, we entered into the Third Amendment to our Senior Secured Credit Facility (the “Third Amendment”), pursuant to which our lenders agreed to exclude the lesser of $50.0 million and the aggregate amount of revolving credit commitments borrowed in connection with the Hyatt Ziva Cap Cana and Hyatt Zilara Cap Cana development project from the calculation of the springing leverage ratio for the period July 1, 2019 through June 30, 2020. On July 1, 2020, the springing leverage ratio will be calculated based on the provisions of the Senior Secured Credit Facility as if the Third Amendment had not taken place. This summary is qualified in its entirety by reference to the Third Amendment, which is filed as Exhibit 10.6 hereto and incorporated by reference herein.
Item 6.    Exhibits.
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description

10.1
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.2
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.3
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Alexander Stadlin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.4
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Kevin Froemming (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.5	First Amendment to 2017 Omnibus Incentive Plan

10.6
Third Amendment to Amended & Restated Credit Agreement, dated as of December 6, 2017, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 7, 2019	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 7, 2019	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)