Form 10-Q
period 2019-06-30
Playa Hotels & Resorts N.V.
filed 2019-08-06
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2019

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

As of August 1, 2019, there were 129,976,527 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$104,510	$116,353
Trade and other receivables, net	60,722	64,770
Accounts receivable from related parties	4,926	6,430
Inventories	15,625	15,390
Prepayments and other assets	38,824	32,617
Property and equipment, net	1,857,996	1,808,412
Goodwill	80,044	83,656
Other intangible assets	7,067	6,103
Deferred tax assets	15,967	1,427
Total assets	$2,185,681	$2,135,158
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$159,662	$159,600
Payables to related parties	8,699	4,320
Income tax payable	915	1,899
Debt	985,018	989,387
Derivative financial instruments	34,240	12,476
Other liabilities	30,636	21,602
Deferred tax liabilities	102,620	106,033
Total liabilities	1,321,790	1,295,317
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 130,885,269 shares issued and 130,327,895 shares outstanding as of June 30, 2019, and 130,494,734 shares issued and 130,440,126 shares outstanding as of December 31, 2018)	14,205	14,161
Treasury shares (at cost, 557,374 as of June 30, 2019 and 54,608 shares as of December 31, 2018)	(4,316)	(394)
Paid-in capital	997,015	992,297
Accumulated other comprehensive loss	(24,476)	(3,658)
Accumulated deficit	(118,537)	(162,565)
Total shareholders' equity	863,891	839,841
Total liabilities and shareholders' equity	$2,185,681	$2,135,158

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Package	$136,095	$124,286	$305,887	$278,994
Non-package	24,428	21,153	48,910	42,952
Management fees	551	55	1,485	351
Cost reimbursements	2,949	78	3,537	122
Total revenue	164,023	145,572	359,819	322,419
Direct and selling, general and administrative expenses:
Direct	92,582	78,113	186,325	159,169
Selling, general and administrative	32,048	32,780	63,876	59,253
Pre-opening	202	—	291	—
Depreciation and amortization	25,908	15,882	48,219	31,571
Reimbursed costs	2,949	78	3,537	122
Gain on insurance proceeds	—	—	—	(1,521)
Direct and selling, general and administrative expenses	153,689	126,853	302,248	248,594
Operating income	10,334	18,719	57,571	73,825
Interest expense	(10,666)	(5,632)	(24,860)	(27,514)
Other income (expense)	364	378	(238)	(1,446)
Net income before tax	32	13,465	32,473	44,865
Income tax benefit (provision)	1,008	3,356	11,555	(6,227)
Net income	$1,040	$16,821	$44,028	$38,638
Earnings per share - Basic	$0.01	$0.14	$0.34	$0.34
Earnings per share - Diluted	$0.01	$0.14	$0.34	$0.34
Weighted average number of shares outstanding during the period - Basic	130,421,695	116,987,887	130,480,549	113,685,219
Weighted average number of shares outstanding during the period - Diluted	130,815,177	117,325,223	130,789,467	113,981,763

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,040	$16,821	$44,028	$38,638
Other comprehensive (loss) income, net of taxes
Unrealized loss on interest rate swaps	(14,784)	—	(20,642)	—
Pension obligation (loss) gain	(25)	18	(176)	(63)
Total other comprehensive (loss) income	(14,809)	18	(20,818)	(63)
Comprehensive (loss) income	$(13,769)	$16,839	$23,210	$38,575

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income							21,817	21,817
Other comprehensive loss						(81)		(81)
Share-based compensation	48,699	6			1,780			1,786
Balance at March 31, 2018	110,346,396	$11,809	7,367	$(80)	$774,974	$(3,907)	$(159,725)	$623,071
Net income							16,821	16,821
Other comprehensive income						18		18
Shares issued in business combination (see Note 4)	20,000,000	2,336			213,064			215,400
Share-based compensation	132,597	15			2,089			2,104
Balance at June 30, 2018	130,478,993	$14,160	7,367	$(80)	$990,127	$(3,889)	$(142,904)	$857,414

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
Net income							42,988	42,988
Other comprehensive loss						(6,009)		(6,009)
Share-based compensation	249,044	29			2,719			2,748
Repurchase of ordinary shares	(198,179)		198,179	(1,522)				(1,522)
Balance at March 31, 2019	130,490,991	$14,190	252,787	$(1,916)	$995,016	$(9,667)	$(119,577)	$878,046
Net income							1,040	1,040
Other comprehensive loss						(14,809)		(14,809)
Share-based compensation	141,491	15			1,999			2,014
Repurchase of ordinary shares	(304,587)		304,587	(2,400)				(2,400)
Balance at June 30, 2019	130,327,895	$14,205	557,374	$(4,316)	$997,015	$(24,476)	$(118,537)	$863,891
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,028	$38,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,219	31,571
Amortization of debt discount and issuance costs	681	827
Share-based compensation	4,762	3,890
Loss on derivative financial instruments	1,122	3,720
Deferred income taxes	(14,341)	—
Amortization of key money	(110)	—
Other	628	592
Changes in assets and liabilities:
Trade and other receivables, net	1,743	(2,893)
Accounts receivable from related parties	1,504	(1,595)
Inventories	(224)	(372)
Prepayments and other assets	(4,845)	1,300
Trade and other payables	(5,512)	(9,098)
Payables to related parties	4,379	784
Income tax payable	(984)	777
Other liabilities	5,026	299
Net cash provided by operating activities	86,076	68,440
INVESTING ACTIVITIES:
Capital expenditures	(92,038)	(40,058)
Acquisition of Sagicor business, net of cash acquired	—	(93,128)
Receipt of key money	2,500	—
Purchase of intangibles	(1,424)	(1,318)
Proceeds from disposal of property and equipment	6	—
Property damage insurance proceeds	2,009	—
Net cash used in investing activities	(88,947)	(134,504)
FINANCING ACTIVITIES:
Proceeds from debt issuance	—	99,499
Repayment of Term Loan	(5,050)	(4,800)
Repurchase of ordinary shares	(3,922)	—
Net cash (used in) provided by financing activities	(8,972)	94,699
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,843)	28,635
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$116,353	$117,229
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$104,510	$145,864

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$22,616	$28,154
Cash paid for income taxes	$4,990	$5,572
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of shares in business combination (see Note 4)	$—	$215,400
Capital expenditures incurred but not yet paid	$5,813	$290
Intangible assets capitalized but not yet paid	$474	$393
Interest capitalized but not yet paid	$95	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,393	$—
Par value of vested restricted share awards	$44	$21

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
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Annual Report”).
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Results for all comparative prior periods have been reclassified to conform to the current period presentation.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2019. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies

Derivative financial instruments

We use derivative financial instruments, primarily interest rate swap contracts, to hedge our exposure to interest rate risk. Such derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. As of March 20, 2019, we elected to adopt hedge accounting and designate our existing interest rate swaps as cash flow hedges. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive (loss) income in our Condensed Consolidated Statements of Comprehensive (Loss) Income and reclassified into interest expense in our Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet this criteria, then the change in fair value is recognized in earnings.

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

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 19) ($ in thousands):

	Three Months Ended June 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$53,460	$19,770	$18,226	$44,639	$—	$136,095
Non-package revenue	8,400	3,155	4,394	8,465	14	24,428
Management fees	—	—	—	—	551	551
Cost reimbursements	—	—	—	2,588	361	2,949
Total revenue	$61,860	$22,925	$22,620	$55,692	$926	$164,023

	Three Months Ended June 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$57,812	$17,183	$25,661	$23,629	$1	$124,286
Non-package revenue	7,864	3,127	5,835	4,336	(9)	21,153
Management fees	—	—	—	—	55	55
Cost reimbursements	—	—	—	—	78	78
Total revenue	$65,676	$20,310	$31,496	$27,965	$125	$145,572

	Six Months Ended June 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$117,761	$42,493	$46,750	$98,883	$—	$305,887
Non-package revenue	16,239	6,801	8,994	16,859	17	48,910
Management fees	—	—	—	—	1,485	1,485
Cost reimbursements	—	—	—	2,588	949	3,537
Total revenue	$134,000	$49,294	$55,744	$118,330	$2,451	$359,819

	Six Months Ended June 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$130,866	$42,209	$61,049	$44,528	$342	$278,994
Non-package revenue	16,094	8,169	10,864	7,824	1	42,952
Management fees	—	—	—	—	351	351
Cost reimbursements	—	—	—	—	122	122
Total revenue	$146,960	$50,378	$71,913	$52,352	$816	$322,419

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2019 and December 31, 2018 other than trade and other receivables, net on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 18) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
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

On June 1, 2018 (the “Acquisition Date”), we consummated our acquisition of the Sagicor Assets for total consideration, after prorations and working capital adjustments, of $308.5 million. We accounted for the acquisition as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, and allocated the purchase price to the fair values of assets acquired and liabilities assumed. The business combination with the Sagicor Parties allows us to expand our portfolio of resorts in the all-inclusive segment of the lodging industry, capitalize on opportunities for growth and create significant operational synergies.

The following table summarizes the fair value of each class of consideration transferred to the Sagicor Parties on the Acquisition Date ($ in thousands, except share data):

Cash consideration, net of cash acquired of $0.1 million	$93,128
Ordinary shares (20,000,000 shares at the Acquisition Date closing price of $10.77 per share, €0.10 par value)	215,400
Total purchase consideration	$308,528

Fair values of assets acquired and liabilities assumed
The following table presents our estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date as previously disclosed in our Annual Report and as finalized during the three months ended June 30, 2019 ($ in thousands):

	June 1, 2018 (as previously reported)	Adjustments	June 1, 2018 (as finalized)
Total purchase consideration	$308,528	$—	$308,528
Net assets acquired
Working capital	(1,665)	—	(1,665)
Property and equipment	304,299	—	304,299
Identifiable intangible assets and liabilities	(449)	—	(449)
Deferred income taxes	(25,582)	3,612	(21,970)
Goodwill	31,925	(3,612)	28,313
Total net assets acquired	$308,528	$—	$308,528

Property and equipment
Property and equipment primarily consists of the all-inclusive resorts and adjacent developable land sites. We estimated the value of the acquired property and equipment using a combination of the income and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions (as described in Note 16), such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the Sagicor Assets.
Identified intangible assets and liabilities
The following table presents our estimates of the fair values of the identified intangible assets and liabilities and their related estimated useful lives ($ in thousands):

	Balance Sheet Classification	Estimated Fair Value	Weighted-Average Amortization Period (in years)
Management contract	Other intangible assets	$1,900	20
Unfavorable ground lease liability	Other liabilities	(2,349)	22
Total identifiable intangibles acquired		$(449)

We estimated the value of the management contract using the multi-period excess earnings valuation method, which is a variation of the income valuation approach. This method estimates an intangible asset’s value based on the present value of its incremental after-tax cash flows. This valuation approach utilizes Level 3 inputs (as described in Note 16).
Deferred income taxes
Deferred income taxes primarily relate to the fair value of non-current assets and liabilities acquired from the Sagicor Parties, including property and equipment and intangible liabilities. We calculated deferred income taxes based on the statutory rate in the jurisdiction of the legal entities where the acquired non-current assets and liabilities are recorded. Deferred tax assets, net of a $0.7 million valuation allowance, were $0.2 million and deferred tax liabilities were $22.2 million related to the acquisition.
Goodwill
The excess of the purchase consideration over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and future growth opportunities of our combined operations and is not deductible for income tax purposes. Goodwill related to the business combination was recognized at the Jamaica reportable segment (refer to discussion of our reportable segments in Note 19).

Pro forma results of operations

The following unaudited pro forma results of operations were prepared as though the business combination was completed on January 1, 2017. This unaudited pro forma financial information does not necessarily reflect the results of operations of Playa that actually would have resulted had the acquisition of the Sagicor Assets occurred at the date indicated, nor does it project the results of operations of Playa for any future date or period ($ in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Pro forma revenue	$163,270	$372,183
Pro forma net income	$19,911	$50,319
Pro forma earnings per share - Basic	$0.15	$0.39
Pro forma earnings per share - Diluted	$0.15	$0.39

The unaudited pro forma financial information for the three and six months ended June 30, 2018 includes adjustments for:

•	Depreciation and amortization expense resulting from the estimated fair values of acquired property and equipment and identifiable definite-lived intangible assets and liabilities, respectively;

•	Elimination of the Sagicor Assets' management fees and interest expense;

•	Interest expense resulting from the issuance of an $100.0 million term loan add-on;

•	Related income tax effects; and

•	Weighted-average number of shares outstanding.

For the six months ended June 30, 2018, we incurred approximately $2.0 million in transaction costs related to the acquisition and approximately $1.3 million in transaction costs related to the issuance of the $100.0 million term loan add-on. These costs are recorded within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
Sagicor Assets' results of operations
The following table presents the results of the Sagicor Assets' operations, which are recorded within our Jamaica reportable segment, included in our Condensed Consolidated Statement of Operations for the period from the Acquisition Date through June 30, 2018 ($ in thousands):

June 2, 2018 - June 30, 2018
Revenue	$8,662
Net income	$2,692

Note 5. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Land, buildings and improvements	$1,789,973	$1,787,727
Fixtures and machinery	71,535	69,396
Furniture and other fixed assets	197,119	195,036
Construction in progress	194,494	106,520
Total property and equipment, gross	2,253,121	2,158,679
Accumulated depreciation	(395,125)	(350,267)
Total property and equipment, net	$1,857,996	$1,808,412

Depreciation expense for property and equipment was $47.7 million and $31.0 million for the six months ended June 30, 2019 and 2018, respectively, and $25.6 million and $15.6 million for the three months ended June 30, 2019 and 2018, respectively.
For the six months ended June 30, 2019 and 2018, $5.0 million and $2.1 million of interest expense was capitalized on qualifying assets, respectively. For the three months ended June 30, 2019 and 2018, $2.9 million and $1.4 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.
Note 6. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.

During the first quarter of 2019, we implemented a new transfer pricing policy, where the intercompany pricing mechanics between our entities are based on the return on operating assets per applicable guidelines defined by the Organization for Economic Cooperation and Development. As a result, certain of our hotel entities that were previously in loss positions are now expected to be profitable, which resulted in the release of their valuation allowances. The income tax impact of the new policy has been reflected in the income tax computation for the three and six months ended June 30, 2019.
For the six months ended June 30, 2019, our income tax benefit was $11.6 million, compared to a $6.2 million tax provision for the six months ended June 30, 2018. The increase in our income tax benefit of $17.8 million was driven primarily by the net impact of our valuation allowance release of $14.3 million from the newly implemented transfer pricing policy, a decrease of $7.0 million due to lower pre-tax book income from the tax paying entities and a $2.5 million increase in the discrete tax expense associated with foreign exchange rate fluctuations.
For the three months ended June 30, 2019, our income tax benefit was $1.0 million, compared to a $3.4 million tax benefit for the three months ended June 30, 2018. The decrease in our income tax benefit of $2.4 million was driven primarily by the net impact of an additional tax expense of $6.1 million associated with foreign exchange rate fluctuations and a reduction in tax expense of $4.2 million due to lower pre-tax book income from the tax paying entities.

On August 2, 2019, we received a formal resolution notice from the Ministry of Finance of the Dominican Republic. The resolution granted our Playa Romana Mar B.V. Dominican Republic branch a 15-year tax exemption starting from 2019. There is no income tax impact because we had previously concluded this entity to be an asset tax payer and had not recorded any income tax expense to date.
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
We pay Sagicor for insurance coverage for some of our Jamaica employees and properties. As of December 31, 2018, we were also owed $4.8 million from Sagicor related to advance deposits and credit card collections which were paid to Sagicor, rather than us, following the acquisition. As of June 30, 2019, this amount has been substantially received.
Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer, and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2019 and 2018 were as follows ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Transaction	2019	2018	2019	2018
Hyatt	Franchise fees (1)	$4,902	$4,594	$9,538	$9,045
Sagicor	Insurance premiums (1)	$380	$—	$1,131	$—
Sagicor	Cost reimbursements	$2,807	$—	$2,807	$—
Chief Executive Officer	Lease expense (2)	$206	$255	$352	$472
________

(1)
Included in direct expense in the Condensed Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.

(2)	Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
Note 8. Commitments and contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and workers’ compensation and other employee claims. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our Condensed Consolidated Financial Statements.
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
Note 9. Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as described in Note 2, using the transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The adoption of ASU 2016-02 resulted in no cumulative adjustment to accumulated deficit as our lease portfolio consists solely of operating leases. The comparative periods presented in our Condensed Consolidated Financial Statements are presented in accordance with ASC 840, Leases and do not reflect the impact of ASU 2016-02. On the date of adoption, January 1, 2019, we recorded right-of-use assets of $5.0 million and lease liabilities of $5.3 million related to our portfolio of operating leases (see Note 18 for balances as of June 30, 2019).
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
Our administrative offices, located in Virginia, Florida and Cancún, are leased under various lease agreements that extend for varying periods through 2025, with the option to extend our Cancún and Florida office leases through 2026 and 2030, respectively. The extension options are reasonably certain to be exercised and included in the amounts recorded. Our administrative offices contain lease components (e.g., fixed rent payments) and non-lease components (e.g., common-area maintenance, shared service costs, real estate taxes and insurance costs), which we account for separately. The lease components and non-lease components associated with our administrative offices represent the majority of our lease expense and variable lease expense, respectively.

Our minimum future rents payable under non-cancelable operating leases with third parties and related parties as of June 30, 2019 were as follows ($ in thousands):

As of June 30, 2019
Remainder of 2019	$481
2020	991
2021	1,036
2022	1,074
2023	786
2024	652
Thereafter	2,928
Total minimum future lease payments	7,948
Less: imputed interest	(1,373)
Total	$6,575

Our minimum future rents, at December 31, 2018, payable under non-cancelable operating leases with third parties and related parties were as follows ($ in thousands):

As of December 31, 2018
2019	$1,199
2020	1,031
2021	1,016
2022	1,044
2023	745
Thereafter	3,394
Total	$8,429

The following table presents the components of lease expense for the three and six months ended June 30, 2019 and supplemental cash flow information for the six months ended June 30, 2019 ($ in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense (1)(2)	$826	$1,306

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$307
    ________
(1) Includes variable lease and short term lease expenses, which are considered individually immaterial. Our lease expense is reported in direct expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations depending on the nature of the lease.
(2) Lease expense under ASC 840, Leases, related to our non-cancelable operating leases, including variable lease cost, was $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

The following table presents other relevant information related to our leases for the six months ended June 30, 2019:

Weighted-average remaining lease term	8.34 years
Weighted-average discount rate (1)	4.54%
________
(1) The discount rates applied to each lease reflects our estimated incremental borrowing rate.

We rent certain real estate to third parties for office and retail space within our hotels. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and six months ended June 30, 2019 ($ in thousands):

Leases	Financial Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease income (1)	Non-package revenue	$1,245	$2,716
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 10. Ordinary shares
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and Playa's liquidity warrant. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three and six months ended June 30, 2019, we purchased 304,587 and 502,766 ordinary shares, respectively, under the repurchase program. The shares repurchased were recorded as treasury shares on the Condensed Consolidated Balance Sheet as of June 30, 2019.
As of June 30, 2019, our ordinary share capital consisted of 130,327,895 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 2,796,557 restricted shares and performance share awards and 18,028 restricted share units were outstanding under the 2017 Plan (as defined in Note 12). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
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
As of June 30, 2019, there were 2,987,770 Earnout Warrants outstanding.
Note 12. Share-based compensation
We adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by our Board of Directors and shareholders on March 10, 2017 and was amended on May 16, 2019 to increase the number of ordinary shares authorized and available for grant from 4,000,000 shares to 12,000,000 shares. The Compensation Committee of our Board of Directors may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards under the 2017 Plan. As of June 30, 2019, there were 8,070,488 shares available for future grants under the 2017 Plan.
Restricted share awards
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares) subject to restrictions and to a risk of forfeiture. Restricted shares issued to our employees and executives generally vest over a period of three or five years. Restricted share units generally vest over a period of three years. For restricted share awards with a three-year vesting period, one-third of the award vests on each of the first three anniversaries of the grant date of the award. For restricted share awards with a five-year vesting period, 25% of the award vests on the third anniversary of the grant date of the award, 25% vests on the fourth anniversary of the grant date of the award and 50% vests on the fifth anniversary of the grant date of the award. Restricted share awards issued to our directors for their services as directors generally vest immediately on the grant date of the award.

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

Compensation expense for restricted share awards is measured based upon the fair market value of our ordinary shares at the date of grant and recognized on a straight-line basis over the vesting period.

A summary of our restricted share awards from January 1, 2019 to June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,718,684	$10.19
Granted	783,228	7.08
Vested	(390,535)	9.52
Forfeited	(77,837)	9.16
Unvested balance at June 30, 2019	2,033,540	$9.16

The fair value of vested restricted share awards during the six months ended June 30, 2019 and 2018 was $2.9 million and $1.9 million, respectively. The fair value of vested restricted share awards during the three months ended June 30, 2019 and 2018 was $1.1 million and $1.4 million, respectively. As of June 30, 2019 and 2018, the unrecognized compensation cost related to restricted share awards was $13.2 million and $13.2 million, respectively, and is expected to be recognized over a weighted-average period of 2.2 years and 3.1 years, respectively.

Compensation expense related to restricted share awards was $4.1 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively, and $1.7 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The grant date fair value of the portion of the award based on the compounded annual growth rate of our total shareholder return was estimated using a Monte-Carlo model. The table below summarizes the key inputs used in the Monte-Carlo simulation ($ in thousands):

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

In the table above, the total shareholder return component is a market condition as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to this component is recognized on a straight-line basis over the vesting period. The grant date fair value of the portion of the awards based on the compounded annual growth rate of our Adjusted EBITDA (as defined in Note 19) was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component is reassessed at each reporting date based on our estimate of the probable level of achievement, and the accrual of compensation expense is adjusted as appropriate.

A summary of our performance share awards from January 1, 2019 to June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	523,545	$8.26
Granted	257,500	5.58
Unvested balance at June 30, 2019	781,045	$7.38

As of June 30, 2019 and 2018, the unrecognized compensation cost related to the performance share awards was $2.1 million and $3.2 million, respectively, and is expected to be recognized over a weighted-average period of 2.0 years and 2.1 years, respectively.

Compensation expense related to the performance share awards was $0.6 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively, and $0.2 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 13. Earnings per share
The calculations of basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$1,040	$16,821	$44,028	$38,638
Denominator:
Denominator for basic EPS - weighted-average shares	130,421,695	116,987,887	130,480,549	113,685,219
Effect of dilutive securities:
Unvested restricted share awards	393,482	337,336	308,918	296,544
Denominator for diluted EPS - adjusted weighted-average shares	130,815,177	117,325,223	130,789,467	113,981,763

EPS - Basic	$0.01	$0.14	$0.34	$0.34
EPS - Diluted	$0.01	$0.14	$0.34	$0.34

For the three and six months ended June 30, 2019 and 2018, 781,045 and 538,951 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period.

For the three and six months ended June 30, 2019, 273,811 and 312,424 shares of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2019 and 2018, outstanding Earnout Warrants to acquire a total of 2,987,770 and 3,000,000 ordinary shares, respectively, were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.
Note 14. Debt
Debt consists of the following ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Debt obligations
Term Loan(1)	$991,498	$996,548
Revolving Credit Facility(2)	—	—
Total debt obligations	991,498	996,548
Unamortized discount and debt issuance costs
Discount on Term Loan	(2,426)	(2,681)
Unamortized debt issuance costs on Term Loan	(4,054)	(4,480)
Total unamortized discount and debt issuance costs	(6,480)	(7,161)
Total debt	$985,018	$989,387

________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 5.15% and 5.27% as of June 30, 2019 and December 31, 2018, respectively. Effective March 29, 2018, we entered into two interest rate swaps to fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 15).

(2)
The commitment fee on the $100.0 million undrawn balance of our Revolving Credit Facility bore interest of 0.5% as of June 30, 2019 and December 31, 2018. The commitment fee may range from 0.5% to 0.25% depending on certain leverage ratios. For any drawn balances, the Revolving Credit Facility bears interest at one-month LIBOR plus 3.0%.

Financial maintenance covenants
Our Senior Secured Credit Facility requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. On March 19, 2019, we entered into the Third Amendment to Amended & Restated Credit Agreement (the “Third Amendment”) to exclude the lesser of $50.0 million and the aggregate amount of revolving credit commitments borrowed in connection with the Hyatt Ziva Cap Cana and Hyatt Zilara Cap Cana development project from the calculation of the springing leverage ratio for the period July 1, 2019 through June 30, 2020. On July 1, 2020, the springing leverage ratio will be calculated based on the provisions in the Senior Secured Credit Facility as if the Third Amendment had not taken place. We were in compliance with all applicable covenants as of June 30, 2019.
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

As of March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense in the Condensed Consolidated Statements of Operations. Following the adoption, the change in the fair value of our interest rate swaps that qualifies as effective cash flow hedges is recorded through other comprehensive loss (“OCI”) in the Condensed Consolidated Statements of Comprehensive (Loss) Income. Unrealized gains and losses in accumulated other comprehensive loss (“AOCI”) are reclassified to interest expense as interest payments are made on our variable rate debt.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	2019	2018
AOCI from our cash flow hedges as of January 1	$—	$—
Change in fair value	5,834	—
Reclassification from AOCI to interest expense (1)	24	—
OCI related to our cash flow hedges for the three months ended March 31	5,858	—
Change in fair value	14,648	—
Reclassification from AOCI to interest expense (1)	136	—
OCI related to our cash flow hedges for the three months ended June 30	14,784	—
AOCI from our cash flow hedges as of June 30	$20,642	$—
________
(1) As of June 30, 2019, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $4.2 million.

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate swaps (1)	Interest expense	$—	$(5,398)	$2,715	$5,627
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative prior to our hedge designation date of March 20, 2019.

The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	Financial Statement Classification	As of June 30,	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$34,240	$—

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	As of June 30,	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$—	$12,476

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. We incorporate these counterparty credit risks in our fair value measurements (see Note 16) and believe we minimize this credit risk by transacting with major creditworthy financial institutions.
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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of June 30, 2019 and December 31, 2018. We did not have any Level 3 instruments during any of the above periods.

The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$34,240	$—	$34,240	$—

	December 31, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis:
Interest rate swap	$12,476	$—	$12,476	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$985,018	$—	$—	$949,392
Revolving Credit Facility	—	—	—	—
Total	$985,018	$—	$—	$949,392

	Carrying Value	Fair Value
	As of December 31, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value:
Debt:
Term Loan	$989,387	$—	$—	$927,025
Revolving Credit Facility	—	—	—	—
Total	$989,387	$—	$—	$927,025

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

Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. There were no plan assets as of June 30, 2019 or December 31, 2018 as contributions are made only to the extent benefits are paid.

The following table presents the components of net periodic pension cost (benefit) for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$193	$176	$379	$350
Interest cost	123	89	244	176
Effect of foreign exchange rates	200	(320)	184	25
Amortization of prior service cost	1	(77)	1	(52)
Amortization of gain	(4)	(4)	(10)	(10)
Compensation-non-retirement post employment benefits	3	14	(73)	18
Curtailment gain	(74)	—	(171)	—
Net periodic pension cost (benefit)	$442	$(122)	$554	$507

The service cost component of net periodic pension cost (benefit) is recorded within direct expense in the Condensed Consolidated Statements of Operations. The non-service cost components of net periodic pension cost (benefit) are recorded within other income (expense) for all periods presented.
Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2019 and December 31, 2018 ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Gross trade and other receivables (1)	$61,575	$65,363
Allowance for doubtful accounts	(853)	(593)
Total trade and other receivables, net	$60,722	$64,770

________

(1)	Includes $2.0 million in receivables related to property damage insurance claims as of December 31, 2018. There were no such receivables as of June 30, 2019.

We have not experienced any significant write-offs to our accounts receivable during the three and six months ended June 30, 2019 and 2018.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2019 and December 31, 2018 ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Advances to suppliers	$6,618	$9,447
Prepaid income taxes	8,809	7,538
Prepaid other taxes (1)	11,929	10,240
Right of use assets (2)	6,086	—
Contract deposit (3)	2,700	2,700
Other assets	2,682	2,692
Total prepayments and other assets	$38,824	$32,617
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
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 19) as of June 30, 2019 and December 31, 2018 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value as of December 31, 2018	$51,731	$—	$—	$31,925	$83,656
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of December 31, 2018	51,731	—	—	31,925	83,656

Adjustments (1)	—	—	—	(3,612)	(3,612)

Gross carrying value as of June 30, 2019	51,731	—	—	28,313	80,044
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of June 30, 2019	$51,731	$—	$—	$28,313	$80,044
________
(1) Represents adjustments to our goodwill from the business combination with the Sagicor Parties during the measurement period (see Note 4).

Other intangible assets
Other intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Gross carrying value:
Casino licenses (1)	$858	$858
Management contract (2)	1,900	1,900
Enterprise resource planning system (3)	3,417	2,246
Other	3,208	3,027
Total gross carrying value	9,383	8,031

Accumulated amortization:
Management contract (2)	(95)	(48)
Enterprise resource planning system (3)	(191)	(67)
Other	(2,030)	(1,813)
Total accumulated amortization	(2,316)	(1,928)

Net carrying value:
Casino licenses (1)	858	858
Management contract (2)	1,805	1,852
Enterprise resource planning system (3)	3,226	2,179
Other	1,178	1,214
Total net carrying value	$7,067	$6,103

________
(1) Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system, of which $0.7 million were placed into service in February 2019 and are being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $0.5 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2019 and December 31, 2018 ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Trade payables	$27,906	$24,452
Advance deposits	38,724	57,339
Withholding and other taxes payable	48,902	45,274
Interest payable	426	147
Payroll and related accruals	13,532	14,251
Accrued expenses and other payables	30,172	18,137
Total trade and other payables	$159,662	$159,600

Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2019 and December 31, 2018 ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Pension obligation	$5,582	$5,123
Cap Cana land purchase obligation	10,625	10,625
Lease liabilities (1)	6,575	—
Unfavorable ground lease liability (2)	2,240	2,294
Key money (3)	4,390	1,994
Other	1,224	1,566
Total other liabilities	$30,636	$21,602

________
(1) Represents lease liabilities recognized in connection with our adoption of ASU 2016-02 on January 1, 2019 (see Note 9).
(2) Represents the amortized balance of the unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents the amortized balance of key money received, which is recorded as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $1.5 million in May 2019 and $1.0 million in March 2019.
Note 19. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and six months ended June 30, 2019 and 2018, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) other income (expense); (b) pre-opening expenses; (c) share-based compensation; (d) other tax expense; (e) transaction expenses; (f) severance expense; and (g) Jamaica delayed opening accrual reversal.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Owned net revenue:
Yucatàn Peninsula	$59,772	$63,667	$129,985	$142,938
Pacific Coast	22,087	19,815	47,657	48,870
Dominican Republic	22,566	31,495	55,641	71,913
Jamaica	50,464	26,730	109,611	50,490
Segment owned net revenue (1)	154,889	141,707	342,894	314,211
Other	14	(9)	16	343
Management fees	551	55	1,485	351
Cost reimbursements	2,949	78	3,537	122
Compulsory tips	5,620	3,741	11,887	7,392
Total revenue	$164,023	$145,572	$359,819	$322,419
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Owned Resort EBITDA:
Yucatàn Peninsula	$21,151	$25,726	$53,310	$65,330
Pacific Coast	8,569	6,550	20,956	20,458
Dominican Republic	5,043	9,586	18,506	28,013
Jamaica	14,631	8,089	38,979	18,733
Segment Owned Resort EBITDA	49,394	49,951	131,751	132,534
Other corporate - unallocated	(9,887)	(8,689)	(18,393)	(17,009)
Management fees	551	55	1,485	351
Total Adjusted EBITDA	40,058	41,317	114,843	115,876
Add:
Interest expense	(10,666)	(5,632)	(24,860)	(27,514)
Depreciation and amortization	(25,908)	(15,882)	(48,219)	(31,571)
Other income (expense)	364	378	(238)	(1,446)
Pre-opening expenses	(202)	—	(291)	—
Share-based compensation	(2,014)	(2,104)	(4,762)	(3,890)
Other tax expense	(443)	(427)	(802)	(858)
Transaction expenses	(1,273)	(3,887)	(3,240)	(6,231)
Severance expense	(133)	—	(133)	—
Jamaica delayed opening accrual reversal	—	—	—	342
Non-service cost components of net periodic pension cost (benefit) (1)	249	(298)	175	157
Net income before tax	32	13,465	32,473	44,865
Income tax benefit (provision)	1,008	3,356	11,555	(6,227)
Net income	$1,040	$16,821	$44,028	$38,638

________

(1)
Represents the non-service cost components of net periodic pension cost (benefit) recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs (benefits) in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of June 30, 2019 and December 31, 2018 ($ in thousands):

	As of June 30,	As of December 31,
	2019	2018
Segment property and equipment, gross:
Yucatàn Peninsula	$870,296	$861,380
Pacific Coast	285,952	285,936
Dominican Republic	579,358	501,624
Jamaica	502,968	500,550
Total segment property and equipment, gross	2,238,574	2,149,490
Other corporate	14,547	9,189
Accumulated depreciation	(395,125)	(350,267)
Total property and equipment, net	$1,857,996	$1,808,412

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Segment capital expenditures:
Yucatàn Peninsula	$10,055	$6,602
Pacific Coast	395	1,401
Dominican Republic	79,515	28,146
Jamaica	2,507	1,919
Total segment capital expenditures (1)	92,472	38,068
Other corporate	5,379	2,280
Total capital expenditures (1)	$97,851	$40,348
________

(1)	Includes capital expenditures incurred, but not yet paid.
Note 20. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events through August 6, 2019, which is the date the Condensed Consolidated Financial Statements were issued.

During the period from July 1, 2019 through August 1, 2019 we purchased 360,929 ordinary shares at an average price of $7.51 per share.

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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. Playa owns and/or manages a total portfolio consisting of 21 resorts (7,936 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Dunn’s River Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa, Jewel Runaway Bay Beach & Golf Resort and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort and the Hilton La Romana All-Inclusive Adult Resort. Playa also owns four resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended June 30, 2019, we generated net income of $1.0 million, total revenue of $164.0 million, Net Package RevPAR of $205.55 and Adjusted EBITDA of $40.1 million. For the three months ended June 30, 2018, we generated net income of $16.8 million, total revenue of $145.6 million, Net Package RevPAR of $203.23 and Adjusted EBITDA of $41.3 million.
For the six months ended June 30, 2019, we generated net income of $44.0 million, total revenue of $359.8 million, Net Package RevPAR of $225.37 and Adjusted EBITDA of $114.8 million. For the six months ended June 30, 2018, we generated net income of $38.6 million, total revenue of $322.4 million, Net Package RevPAR of $237.08 and Adjusted EBITDA of $115.9 million.

Our Portfolio of Resorts
The following table presents an overview of our resorts at June 30, 2019. None of the resorts we own individually contributed more than 13.8% of our Total Net Revenue or 16.5% of our consolidated Adjusted EBITDA for the six months ended June 30, 2019. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)(1)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort(2)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)(1)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (adults-only)	Playa(3)	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (all ages)	Playa(3)	1997; 2008; 2019	414
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Runaway Bay Beach & Golf Resort	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort & Spa	Ocho Rios, Jamaica	Jewel (adults-only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,484
Managed Resorts
Sanctuary Cap Cana(4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa(5)	Montego Bay, Jamaica	Sagicor (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					7,936
(1) Pursuant to an agreement with Panama Jack, we rebranded these resorts as Panama Jack resorts in 2017. The resorts are still owned and operated by Playa.
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

Results of Operations
Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change	% Change
Revenue:
Package	$136,095	$124,286	$11,809	9.5%
Non-package	24,428	21,153	3,275	15.5%
Management fees	551	55	496	901.8%
Cost reimbursements	2,949	78	2,871	3,680.8%
Total revenue	164,023	145,572	18,451	12.7%
Direct and selling, general and administrative expenses:
Direct	92,582	78,113	14,469	18.5%
Selling, general and administrative	32,048	32,780	(732)	(2.2)%
Pre-opening	202	—	202	100.0%
Depreciation and amortization	25,908	15,882	10,026	63.1%
Reimbursed costs	2,949	78	2,871	3,680.8%
Direct and selling, general and administrative expenses	153,689	126,853	26,836	21.2%
Operating income	10,334	18,719	(8,385)	(44.8)%
Interest expense	(10,666)	(5,632)	(5,034)	89.4%
Other income	364	378	(14)	(3.7)%
Net income before tax	32	13,465	(13,433)	(99.8)%
Income tax benefit	1,008	3,356	(2,348)	(70.0)%
Net income	$1,040	$16,821	$(15,781)	(93.8)%
The tables below set forth information for our total portfolio and our comparable portfolio with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.
Our comparable portfolio for the three months ended June 30, 2019 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovation, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva & Zilara Cap Cana, a ground-up development projected to open during the fourth quarter of 2019.

Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	79.8%	83.8%	(4.0	)pts	(4.8)%
Net Package ADR	$257.66	$242.43	$15.23		6.3%
Net Package RevPAR	205.55	203.23	2.32		1.1%
	($ in thousands)
Net Package Revenue	$130,896	$120,665	$10,231		8.5%
Net Non-package Revenue	24,007	21,033	2,974		14.1%
Management Fee Revenue	551	55	496		901.8%
Total Net Revenue	155,454	141,753	13,701		9.7%
Adjusted EBITDA	$40,058	$41,317	$(1,259)		(3.0)%
Adjusted EBITDA Margin	25.8%	29.1%	(3.3	)pts	(11.3)%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	81.0%	83.2%	(2.2	)pts	(2.6)%
Net Package ADR	$268.59	$252.54	$16.05		6.4%
Net Package RevPAR	217.65	210.10	7.55		3.6%
	($ in thousands)
Net Package Revenue	$96,320	$92,940	$3,380		3.6%
Net Non-package Revenue	17,592	16,550	1,042		6.3%
Management Fee Revenue	551	55	496		901.8%
Total Net Revenue	114,463	109,545	4,918		4.5%
Adjusted EBITDA	$30,668	$29,041	$1,627		5.6%
Adjusted EBITDA Margin	26.8%	26.5%	0.3	pts	1.1%
Total Revenue and Total Net Revenue
Our total revenue for the three months ended June 30, 2019 increased $18.5 million, or 12.7%, compared to the three months ended June 30, 2018. Our Total Net Revenue for the three months ended June 30, 2019 increased $13.7 million, or 9.7%, compared to the three months ended June 30, 2018. This increase was driven by an increase in Net Package Revenue of $10.2 million, or 8.5%, and an increase in Net Non-package Revenue of $3.0 million, or 14.1%. This increase in Total Net Revenue was due to increases of $8.8 million and $4.9 million at our non-comparable portfolio and comparable portfolio, respectively.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$96,320	$92,940	$3,380	3.6%
Non-comparable Net Package Revenue	34,576	27,725	6,851	24.7%
Net Package Revenue	130,896	120,665	10,231	8.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	17,592	16,550	1,042	6.3%
Non-comparable Net Non-package Revenue	6,415	4,483	1,932	43.1%
Net Non-package Revenue	24,007	21,033	2,974	14.1%

Management Fee Revenue
Comparable Management Fee Revenue	551	55	496	901.8%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	551	55	496	901.8%

Total Net Revenue:
Comparable Total Net Revenue	114,463	109,545	4,918	4.5%
Non-comparable Total Net Revenue	40,991	32,208	8,783	27.3%
Total Net Revenue	155,454	141,753	13,701	9.7%
Compulsory tips	5,620	3,741	1,879	50.2%
Cost reimbursements	2,949	78	2,871	3,680.8%
Total revenue	$164,023	$145,572	$18,451	12.7%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended June 30, 2019 increased $4.9 million, or 4.5%, compared to the three months ended June 30, 2018. This increase was driven by an increase in Comparable Net Package Revenue of $3.4 million, or 3.6%, and an increase in Comparable Net Non-package Revenue of $1.0 million, or 6.3%. Comparable Total Net Revenue increased primarily due to the increases in Comparable Total Net Revenue at our Jamaica and Mexico resorts compared to the three months ended June 30, 2018.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses	$92,582	$78,113	$14,469	18.5%
Less: compulsory tips	5,620	3,741	1,879	50.2%
Net Direct Expenses	$86,962	$74,372	$12,590	16.9%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $87.0 million, or 55.9% of Total Net Revenue, for the three months ended June 30, 2019 and $74.4 million, or 52.5% of Total Net Revenue, for the three months ended June 30, 2018.
Net Direct Expenses for the three months ended June 30, 2019 increased $12.6 million, or 16.9%, compared to the three months ended June 30, 2018. Net Direct Expenses increased primarily due to the acquisition of the Sagicor Assets, which accounted for $11.8 million of the change. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses:
Food and beverages	$21,269	$17,455	$3,814	21.9%
Salary and wages	32,663	29,375	3,288	11.2%
Repairs and maintenance	4,183	3,158	1,025	32.5%
Utilities and sewerage	9,482	6,734	2,748	40.8%
Licenses and property taxes	921	700	221	31.6%
Incentive and management fees	1,856	2,721	(865)	(31.8)%
Franchise / license fees	5,929	4,991	938	18.8%
Transportation and travel expenses	1,120	795	325	40.9%
Laundry and cleaning expenses	1,144	1,183	(39)	(3.3)%
Property and equipment rental expense	923	1,530	(607)	(39.7)%
Entertainment expenses and decoration	1,901	2,428	(527)	(21.7)%
Office supplies	370	181	189	104.4%
Other operational expenses	5,201	3,121	2,080	66.6%
Total Net Direct Expenses	$86,962	$74,372	$12,590	16.9%
Comparable Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses:
Food and beverages	$14,030	$13,009	$1,021	7.8%
Salary and wages	26,027	26,134	(107)	(0.4)%
Repairs and maintenance	2,878	2,358	520	22.1%
Utilities and sewerage	6,294	4,839	1,455	30.1%
Licenses and property taxes	522	351	171	48.7%
Incentive and management fees	1,799	1,986	(187)	(9.4)%
Franchise / license fees	4,995	4,743	252	5.3%
Transportation and travel expenses	869	567	302	53.3%
Laundry and cleaning expenses	580	803	(223)	(27.8)%
Property and equipment rental expense	702	1,246	(544)	(43.7)%
Entertainment expenses and decoration	1,587	2,079	(492)	(23.7)%
Office supplies	314	149	165	110.7%
Other operational expenses	2,936	2,044	892	43.6%
Total Net Direct Expenses	$63,533	$60,308	$3,225	5.3%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2019 decreased $0.7 million, or 2.2%, compared to the three months ended June 30, 2018. Transaction expense decreased $2.6 million, which was partially offset by increases of $1.6 million and $0.6 million in advertising expenses and insurance expenses, respectively, due to the acquisition of the Sagicor Assets.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2019 increased $10.0 million, or 63.1%, compared to the three months ended June 30, 2018. This increase was due to the acquisition of the Sagicor Assets, which accounted for $4.1 million of the change, and a $5.8 million increase in depreciation from renovations at the Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which included accelerated depreciation on asset disposals.
Interest Expense
Our interest expense for the three months ended June 30, 2019 increased $5.0 million, or 89.4%, as compared to the three months ended June 30, 2018. The increase in interest expense was driven by the net impact of $0.2 million in additional interest due to the issuance of the $100.0 million add-on to our Term Loan in June 2018 to fund the business combination with Sagicor, a $1.5 million reduction in interest expense due to additional capitalized interest and $6.4 million in additional interest expense due to the change in accounting for our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense. The change in fair value of our interest rate swaps resulted in a $6.4 million gain and was a reduction to interest expense for the three months ended June 30, 2018.
Cash interest paid, excluding the effects of capitalized interest, decreased $7.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Cash interest paid on our Term Loan decreased $7.1 million over the comparable periods as we changed from paying interest on a quarterly basis to paying interest on a monthly basis to coincide with our interest rate swaps. In 2018, the interest paid in the second quarter of the year included cash interest for February and March. Additionally, we paid $0.6 million less interest over the comparable periods as we entered into the Second Amendment to Amended & Restated Credit Agreement on June 7, 2018, which lowered the interest rate applicable to the Term Loan by 0.50% to LIBOR plus 2.75% from LIBOR plus 3.25%.
Income Tax Benefit
The income tax benefit for the three months ended June 30, 2019 was $1.0 million, a decrease of $2.4 million compared to the three months ended June 30, 2018, where we reported an income tax benefit of $3.4 million. The decrease in our income tax benefit was driven primarily by the net impact of an additional tax expense of $6.1 million associated with foreign exchange rate fluctuations and a reduction in tax expense of $4.2 million due to lower pre-tax book income from the tax paying entities.

Results of Operations
Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change	% Change
Revenue:
Package	$305,887	$278,994	$26,893	9.6%
Non-package	48,910	42,952	5,958	13.9%
Management fees	1,485	351	1,134	323.1%
Cost reimbursements	3,537	122	3,415	2,799.2%
Total revenue	359,819	322,419	37,400	11.6%
Direct and selling, general and administrative expenses:
Direct	186,325	159,169	27,156	17.1%
Selling, general and administrative	63,876	59,253	4,623	7.8%
Pre-opening	291	—	291	100.0%
Depreciation and amortization	48,219	31,571	16,648	52.7%
Reimbursed costs	3,537	122	3,415	2,799.2%
Gain on insurance proceeds	—	(1,521)	1,521	(100.0)%
Direct and selling, general and administrative expenses	302,248	248,594	53,654	21.6%
Operating income	57,571	73,825	(16,254)	(22.0)%
Interest expense	(24,860)	(27,514)	2,654	(9.6)%
Other expense	(238)	(1,446)	1,208	(83.5)%
Net income before tax	32,473	44,865	(12,392)	(27.6)%
Income tax benefit (provision)	11,555	(6,227)	17,782	(285.6)%
Net income	$44,028	$38,638	$5,390	13.9%
The tables below set forth information for our total portfolio and comparable portfolio with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance” below. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.
Our comparable portfolio for the six months ended June 30, 2019 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovation, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva & Zilara Cap Cana, a ground-up development projected to open during the fourth quarter of 2019.

Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	79.9%	85.6%	(5.7	)pts	(6.7)%
Net Package ADR	$281.93	$276.86	$5.07		1.8%
Net Package RevPAR	225.37	237.08	(11.71)		(4.9)%
	($ in thousands)
Net Package Revenue	$294,683	$271,555	$23,128		8.5%
Net Non-package Revenue	48,227	42,999	5,228		12.2%
Management Fee Revenue	1,485	351	1,134		323.1%
Total Net Revenue	344,395	314,905	29,490		9.4%
Adjusted EBITDA	$114,843	$115,876	$(1,033)		(0.9)%
Adjusted EBITDA Margin	33.3%	36.8%	(3.5	)pts	(9.5)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	82.4%	85.3%	(2.9	)pts	(3.4)%
Net Package ADR	$292.33	$286.83	$5.50		1.9%
Net Package RevPAR	240.97	244.59	(3.62)		(1.5)%
	($ in thousands)
Net Package Revenue	$212,056	$215,201	$(3,145)		(1.5)%
Net Non-package Revenue	34,946	35,089	(143)		(0.4)%
Management Fee Revenue	1,485	351	1,134		323.1%
Total Net Revenue	248,487	250,641	(2,154)		(0.9)%
Adjusted EBITDA	$83,192	$87,169	$(3,977)		(4.6)%
Adjusted EBITDA Margin	33.5%	34.8%	(1.3	)pts	(3.7)%
Total Revenue and Total Net Revenue
Our total revenue for the six months ended June 30, 2019 increased $37.4 million, or 11.6%, compared to the six months ended June 30, 2018. Our Total Net Revenue for the six months ended June 30, 2019 increased $29.5 million, or 9.4%, compared to the six months ended June 30, 2018. This increase was driven by an increase in Net Package Revenue of $23.1 million, or 8.5%, and an increase in Net Non-package Revenue of $5.2 million, or 12.2%. The increase in Total Net Revenue was driven by our non-comparable portfolio, which accounted for a $31.6 million increase over the comparable periods.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$212,056	$215,201	$(3,145)	(1.5)%
Non-comparable Net Package Revenue	82,627	56,354	26,273	46.6%
Net Package Revenue	294,683	271,555	23,128	8.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	34,946	35,089	(143)	(0.4)%
Non-comparable Net Non-package Revenue	13,281	7,910	5,371	67.9%
Net Non-package Revenue	48,227	42,999	5,228	12.2%

Management Fee Revenue
Comparable Management Fee Revenue	1,485	351	1,134	323.1%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	1,485	351	1,134	323.1%

Total Net Revenue:
Comparable Total Net Revenue	248,487	250,641	(2,154)	(0.9)%
Non-comparable Total Net Revenue	95,908	64,264	31,644	49.2%
Total Net Revenue	344,395	314,905	29,490	9.4%
Compulsory tips	11,887	7,392	4,495	60.8%
Cost reimbursements	3,537	122	3,415	2,799.2%
Total revenue	$359,819	$322,419	$37,400	11.6%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the six months ended June 30, 2019 decreased $2.2 million, or 0.9%, compared to the six months ended June 30, 2018. This decrease was driven by a decrease in Comparable Net Package Revenue of $3.1 million, or 1.5%, and a decrease in Comparable Net Non-package Revenue of $0.1 million, or 0.4%. These decreases were partially offset by an increase of $1.1 million in Comparable Management Fee Revenue. Comparable Total Net Revenue decreased primarily due to the decreases in Comparable Total Net Revenue at our Mexico resorts compared to the six months ended June 30, 2018.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses	$186,325	$159,169	$27,156	17.1%
Less: compulsory tips	11,887	7,392	4,495	60.8%
Net Direct Expenses	$174,438	$151,777	$22,661	14.9%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $174.4 million, or 50.7% of Total Net Revenue, for the six months ended June 30, 2019 and $151.8 million, or 48.2% of Total Net Revenue, for the six months ended June 30, 2018.
Net Direct Expenses for the six months ended June 30, 2019 increased $22.7 million, or 14.9%, compared to the six months ended June 30, 2018. Net Direct Expenses increased primarily due to the acquisition of the Sagicor Assets, which accounted for $29.2 million of the change. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses:
Food and beverages	$42,862	$36,783	$6,079	16.5%
Salaries and wages	64,360	55,936	8,424	15.1%
Repairs and maintenance	7,981	6,654	1,327	19.9%
Utilities and sewerage	18,515	14,269	4,246	29.8%
Licenses and property taxes	1,825	1,494	331	22.2%
Incentive and management fees	4,462	6,887	(2,425)	(35.2)%
Franchise / license fees	12,300	9,647	2,653	27.5%
Transportation and travel expenses	2,459	2,024	435	21.5%
Laundry and cleaning expenses	2,310	1,837	473	25.7%
Property and equipment rental expense	1,910	3,117	(1,207)	(38.7)%
Entertainment expenses and decoration	3,687	3,576	111	3.1%
Office supplies	869	1,142	(273)	(23.9)%
Other operational expenses	10,898	8,411	2,487	29.6%
Total Net Direct Expenses	$174,438	$151,777	$22,661	14.9%
Comparable Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses:
Food and beverages	$27,858	$28,714	$(856)	(3.0)%
Salaries and wages	51,106	50,474	632	1.3%
Repairs and maintenance	5,318	5,227	91	1.7%
Utilities and sewerage	12,160	10,789	1,371	12.7%
Licenses and property taxes	1,008	826	182	22.0%
Incentive and management fees	4,487	4,929	(442)	(9.0)%
Franchise / license fees	9,687	9,399	288	3.1%
Transportation and travel expenses	1,731	1,628	103	6.3%
Laundry and cleaning expenses	1,160	1,377	(217)	(15.8)%
Property and equipment rental expense	1,449	2,789	(1,340)	(48.0)%
Entertainment expenses and decoration	3,047	3,122	(75)	(2.4)%
Office supplies	737	953	(216)	(22.7)%
Other operational expenses	6,080	6,840	(760)	(11.1)%
Total Net Direct Expenses	$125,828	$127,067	$(1,239)	(1.0)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2019 increased $4.6 million, or 7.8%, compared to the six months ended June 30, 2018. This increase was primarily driven by the acquisition of the Sagicor Assets, which accounted for a $7.2 million increase, partially offset by a $3.0 million decrease in transaction expenses.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2019 increased $16.6 million, or 52.7%, compared to the six months ended June 30, 2018. This increase was due to the acquisition of the Sagicor Assets, which accounted for $8.0 million of the increase, and an $8.3 million increase in depreciation from renovations at the Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which included accelerated depreciation on asset disposals.
Interest Expense
Our interest expense for the six months ended June 30, 2019 decreased $2.7 million, or 9.6%, as compared to the six months ended June 30, 2018. The decrease in interest expense was driven by the net impact of a $2.9 million reduction in interest expense due to additional capitalized interest, an additional $2.9 million in interest expense due to the issuance of the $100.0 million add-on to our Term Loan in 2018 to fund the business combination with Sagicor and a reduction of $2.6 million in interest expense due to the change in accounting for our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense. The change in fair value of our interest rate swaps resulted in a $2.6 million loss and generated additional interest expense for the six months ended June 30, 2018.
Cash interest paid, excluding the effects of capitalized interest, decreased $2.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Cash interest paid on our Term Loan decreased $4.2 million over the comparable periods as we changed from paying interest on a quarterly basis to paying interest on a monthly basis to coincide with our interest rate swaps. In 2018, the interest paid in the first half of the year included cash interest for November and December of 2017. The decrease in cash interest paid was offset by an increase in interest paid of $1.5 million due primarily to the issuance of the $100.0 million add-on to our Term Loan to fund the business combination with Sagicor.
Income Tax Benefit
The income tax benefit for the six months ended June 30, 2019 was $11.6 million, an increase of $17.8 million compared to the six months ended June 30, 2018, during which period we reported an income tax provision of $6.2 million. The increase in our income tax benefit was driven primarily by the net impact of our valuation allowance release of $14.3 million from the newly implemented transfer pricing policy, a $7.0 million decrease due to lower pre-tax book income from our tax paying entities and a $2.5 million increase in the discrete tax expense associated with foreign exchange rate fluctuations.
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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and six months ended June 30, 2019 and 2018, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
Occupancy
“Occupancy” represents the total number of rooms sold for a period divided by the total number of rooms available during such period. The total number of rooms available excludes any rooms considered “Out of Order” due to renovation or a temporary problem rendering them inadequate for occupancy for an extended period of time. Occupancy is a useful measure of the utilization of a resort’s total available capacity and can be used to gauge demand at a specific resort or group of properties during a given period. Occupancy levels also enable us to optimize Net Package ADR by increasing or decreasing the stated rate for our all-inclusive packages as demand for a resort increases or decreases.
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

We include the non-service cost components of net periodic pension (cost) benefit recorded within other income (expense) in the Condensed Consolidated Statements of Operations in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
“Owned Resort EBITDA” represents Adjusted EBITDA before corporate expenses and Management Fee Revenue.
“Owned Resort EBITDA Margin” represents Owned Resort EBITDA as a percentage of Owned Net Revenue.
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue.
Non-U.S. GAAP Measures
Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Total Net Revenue, Net Package ADR, Net Package RevPAR and Net Direct Expenses are all useful to investors as they more accurately reflect our operating results by excluding compulsory tips. These tips have a margin of zero and do not represent our operating results.
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
Any of our non-U.S. GAAP financial measures are not substitutes for revenue, net income or any other measure determined in accordance with U.S. GAAP. There are limitations to the utility of non-U.S. GAAP financial measures, such as Adjusted EBITDA. For example, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-U.S. GAAP financial measures that other companies publish to compare the performance of those companies to our performance. Because of these limitations, our non-U.S. GAAP financial measures should not be considered as a measure of the income or loss generated by our business or discretionary cash available for investment in our business, and investors should carefully consider our U.S. GAAP results presented.
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
Our comparable resorts for the three and six months ended June 30, 2019 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovations, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva & Zilara Cap Cana, a ground-up development projected to open during the fourth quarter of 2019.
A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of comparable Net Package Revenue, comparable Net Non-package Revenue, comparable Management Fee Revenue and comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended June 30, 2019 and 2018
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Net Revenue:
Yucatán Peninsula	$59,772	$63,667	$(3,895)	(6.1)%
Pacific Coast	22,087	19,815	2,272	11.5%
Dominican Republic	22,566	31,495	(8,929)	(28.4)%
Jamaica	50,464	26,730	23,734	88.8%
Segment Owned Net Revenue	154,889	141,707	13,182	9.3%
Other	14	(9)	23	255.6%
Management fees	551	55	496	901.8%
Total Net Revenue	$155,454	$141,753	$13,701	9.7%

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Resort EBITDA:
Yucatán Peninsula	$21,151	$25,726	$(4,575)	(17.8)%
Pacific Coast	8,569	6,550	2,019	30.8%
Dominican Republic	5,043	9,586	(4,543)	(47.4)%
Jamaica	14,631	8,089	6,542	80.9%
Segment Owned Resort EBITDA	49,394	49,951	(557)	(1.1)%
Other corporate - unallocated	(9,887)	(8,689)	(1,198)	13.8%
Management fees	551	55	496	901.8%
Total Adjusted EBITDA	$40,058	$41,317	$(1,259)	(3.0)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 19 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended June 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	84.4%	86.2%	(1.8	)pts	(2.1)%
Net Package ADR	$256.75	$263.11	$(6.36)		(2.4)%
Net Package RevPAR	216.78	226.91	(10.13)		(4.5)%
	($ in thousands)
Net Package Revenue	$51,626	$55,917	$(4,291)		(7.7)%
Net Non-package Revenue	8,146	7,750	396		5.1%
Owned Net Revenue	59,772	63,667	(3,895)		(6.1)%
Owned Resort EBITDA	$21,151	$25,726	$(4,575)		(17.8)%
Owned Resort EBITDA Margin	35.4%	40.4%	(5.0	)pts	(12.4)%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	84.7%	87.1%	(2.4	)pts	(2.8)%
Net Package ADR	$259.07	$258.31	$0.76		0.3%
Net Package RevPAR	219.39	224.93	(5.54)		(2.5)%
	($ in thousands)
Net Package Revenue	$43,863	$44,930	$(1,067)		(2.4)%
Net Non-package Revenue	6,785	6,382	403		6.3%
Owned Net Revenue	50,648	51,312	(664)		(1.3)%
Owned Resort EBITDA	$18,458	$19,772	$(1,314)		(6.6)%
Owned Resort EBITDA Margin	36.4%	38.5%	(2.1	)pts	(5.5)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2019 decreased $0.7 million, or 1.3%, compared to the three months ended June 30, 2018. This decrease was primarily driven by a decrease in occupancy of 240 basis points. Excluding Panama Jack Resorts Cancún, Comparable Owned Net Revenue at all other properties decreased $1.7 million compared to the three months ended June 30, 2018. These decreases were partially offset by the strong performance of Panama Jack Resorts Cancún, which accounted for a $1.0 million increase. Rates in the Yucatán Peninsula have been depressed given several headwinds impacting the market.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2019 decreased $1.3 million, or 6.6%, compared to the three months ended June 30, 2018. Excluding Panama Jack Resorts Cancún and Hyatt Ziva Cancún, Segment Comparable Owned Resort EBITDA at all other properties decreased $1.9 million compared to the three months ended June 30, 2018. These decreases were partially offset by the performance of Panama Jack Resorts Cancún and Hyatt Ziva Cancún, which accounted for a $0.6 million increase. All properties within this segment have also been affected by increased energy costs year over year which contributed to a $0.5 million decrease in Comparable Owned Resort EBITDA compared to the three months ended June 30, 2018.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-Package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended June 30, 2019 and 2018 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	76.6%	76.6%	—		—%
Net Package ADR	$295.48	$258.38	$37.10		14.4%
Net Package RevPAR	226.37	197.98	28.39		14.3%
	($ in thousands)
Net Package Revenue	$19,076	$16,683	$2,393		14.3%
Net Non-package Revenue	3,011	3,132	(121)		(3.9)%
Owned Net Revenue	22,087	19,815	2,272		11.5%
Owned Resort EBITDA	$8,569	$6,550	$2,019		30.8%
Owned Resort EBITDA Margin	38.8%	33.1%	5.7	pts	17.2%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2019 increased $2.3 million, or 11.5%, compared to the three months ended June 30, 2018. This increase was due to the strong performance by both properties within this segment. Hyatt Ziva Los Cabos had an 89.4% increase in group occupancy year over year, which lead to higher Net Package ADR compared to the prior year. Hyatt Ziva Puerto Vallarta continues to show growth in Net Package ADR after the completion of renovations in 2017.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2019 increased $2.0 million, or 30.8%, compared to the three months ended June 30, 2018. This increase was due to increased Owned Net Revenue, as well as continued focus on controlling operating expenses by both properties within this segment.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended June 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	72.6%	85.4%	(12.8	)pts	(15.0)%
Net Package ADR	$182.37	$175.98	$6.39		3.6%
Net Package RevPAR	132.34	150.31	(17.97)		(12.0)%
	($ in thousands)
Net Package Revenue	$18,171	$25,661	$(7,490)		(29.2)%
Net Non-package Revenue	4,395	5,834	(1,439)		(24.7)%
Owned Net Revenue	22,566	31,495	(8,929)		(28.4)%
Owned Resort EBITDA	$5,043	$9,586	$(4,543)		(47.4)%
Owned Resort EBITDA Margin	22.3%	30.4%	(8.1	)pts	(26.6)%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	79.7%	85.8%	(6.1	)pts	(7.1)%
Net Package ADR	$186.98	$181.54	$5.44		3.0%
Net Package RevPAR	149.03	155.69	(6.66)		(4.3)%
	($ in thousands)
Net Package Revenue	$15,189	$15,867	$(678)		(4.3)%
Net Non-package Revenue	3,735	3,711	24		0.6%
Owned Net Revenue	18,924	19,578	(654)		(3.3)%
Owned Resort EBITDA	$5,751	$6,049	$(298)		(4.9)%
Owned Resort EBITDA Margin	30.4%	30.9%	(0.5	)pts	(1.6)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2019 decreased $0.7 million, or 3.3%, compared to the three months ended June 30, 2018. This decrease was due to a decrease in Net Package RevPAR of 4.3% over the same period in the prior year, driven by a decrease in Occupancy of 610 basis points and partially offset by an increase in Net Package ADR of 3.0%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2019 decreased $0.3 million, or 4.9%, compared to the three months ended June 30, 2018. This decrease was a direct impact of the decrease in Comparable Owned Net Revenue discussed above. The negative press regarding the Dominican Republic, and corresponding near-term business disruption, had a negative impact on June results in this segment.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended June 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	80.6%	81.1%	(0.5	)pts	(0.6)%
Net Package ADR	$294.39	$299.40	$(5.01)		(1.7)%
Net Package RevPAR	237.30	242.68	(5.38)		(2.2)%
	($ in thousands)
Net Package Revenue	$42,023	$22,404	$19,619		87.6%
Net Non-Package Revenue	8,441	4,326	4,115		95.1%
Owned Net Revenue	50,464	26,730	23,734		88.8%
Owned Resort EBITDA	$14,631	$8,089	$6,542		80.9%
Owned Resort EBITDA Margin	29.0%	30.3%	(1.3	)pts	(4.3)%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	77.1%	74.6%	2.5	pts	3.4%
Net Package ADR	$418.05	$367.11	$50.94		13.9%
Net Package RevPAR	322.43	274.02	48.41		17.7%
	($ in thousands)
Net Package Revenue	$18,192	$15,460	$2,732		17.7%
Net Non-Package Revenue	4,047	3,334	713		21.4%
Owned Net Revenue	22,239	18,794	3,445		18.3%
Owned Resort EBITDA	$7,226	$5,303	$1,923		36.3%
Owned Resort EBITDA Margin	32.5%	28.2%	4.3	pts	15.2%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2019 increased $3.4 million, or 18.3%, compared to the three months ended June 30, 2018. This increase was due to the performance of Hyatt Ziva and Zilara Rose Hall, which accounted for the full $3.4 million increase in Comparable Owned Net Revenue compared to the three months ended June 30, 2018. This property continues to show positive growth after the completion of renovations in 2017.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2019 increased $1.9 million, or 36.3%, compared to the three months ended June 30, 2018. This increase was due to the performance of Hyatt Ziva and Zilara Rose Hall, which accounted for the full $1.9 million increase in Comparable Owned Resort EBITDA compared to three months ended June 30, 2018. This property continues to show positive results after the completion of renovations in 2017 combined with improvements in cost control and expansion of direct sales channels.

Segment Results
Six Months Ended June 30, 2019 and 2018
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Net Revenue:
Yucatán Peninsula	$129,985	$142,938	$(12,953)	(9.1)%
Pacific Coast	47,657	48,870	(1,213)	(2.5)%
Dominican Republic	55,641	71,913	(16,272)	(22.6)%
Jamaica	109,611	50,490	59,121	117.1%
Segment Owned Net Revenue	342,894	314,211	28,683	9.1%
Other (1)	16	343	(327)	(95.3)%
Management Fee Revenue	1,485	351	1,134	323.1%
Total Net Revenue	$344,395	$314,905	$29,490	9.4%

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Resort EBITDA:
Yucatán Peninsula	$53,310	$65,330	$(12,020)	(18.4)%
Pacific Coast	20,956	20,458	498	2.4%
Dominican Republic	18,506	28,013	(9,507)	(33.9)%
Jamaica	38,979	18,733	20,246	108.1%
Segment Owned Resort EBITDA	131,751	132,534	(783)	(0.6)%
Other corporate - unallocated	(18,393)	(17,009)	(1,384)	8.1%
Management Fee Revenue	1,485	351	1,134	323.1%
Total Adjusted EBITDA	$114,843	$115,876	$(1,033)	(0.9)%
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

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the six months ended June 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	84.8%	88.3%	(3.5	)pts	(4.0)%
Net Package ADR	$279.62	$293.70		$(14.08)	(4.8)%
Net Package RevPAR	236.98	259.25	(22.27)		(8.6)%
	($ in thousands)
Net Package Revenue	$114,195	$127,071		$(12,876)	(10.1)%
Net Non-package Revenue	15,790	15,867	(77)		(0.5)%
Owned Net Revenue	129,985	142,938	(12,953)		(9.1)%
Owned Resort EBITDA	$53,310	$65,330		$(12,020)	(18.4)%
Owned Resort EBITDA Margin	41.0%	45.7%	(4.7	)pts	(10.3)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	85.5%	88.9%	(3.4	)pts	(3.8)%
Net Package ADR	$279.82	$287.92	$(8.10)		(2.8)%
Net Package RevPAR	239.15	256.10	(16.95)		(6.6)%
	($ in thousands)
Net Package Revenue	$95,058	$101,746	$(6,688)		(6.6)%
Net Non-package Revenue	13,094	12,999	95		0.7%
Owned Net Revenue	108,152	114,745	(6,593)		(5.7)%
Owned Resort EBITDA	$44,272	$50,129	$(5,857)		(11.7)%
Owned Resort EBITDA Margin	40.9%	43.7%	(2.8	)pts	(6.4)%
 Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2019 decreased $6.6 million, or 5.7%, compared to the six months ended June 30, 2018. This decrease was primarily driven by a decrease in Occupancy of 340 basis points and a decrease of 2.8% in Net Package ADR. Excluding Panama Jack Resorts Cancún, Comparable Owned Net Revenue at all other properties decreased $7.8 million compared to the six months ended June 30, 2018. These decreases were partially offset by a $1.2 million increase in Panama Jack Resorts Cancún. Rates in the Yucatán Peninsula have been depressed given several headwinds impacting the market.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2019 decreased $5.9 million, or 11.7%, compared to the six months ended June 30, 2018. Excluding Panama Jack Resorts Cancún, Comparable Owned Resort EBITDA at all other properties decreased $6.4 million compared to the six months ended June 30, 2018. This decrease was offset by the performance of Panama Jack Resorts Cancún, which accounted for a $0.5 million increase in Comparable Owned Resort EBITDA compared to the six months ended June 30, 2018. All properties within this segment have also been affected by increased insurance premiums and energy costs year over year which contributed to a $1.3 million decrease in Comparable Owned Resort EBITDA compared to the six months ended June 30, 2018.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the six months ended June 30, 2019 and 2018 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	76.2%	78.9%	(2.7	)pts	(3.4)%
Net Package ADR	$321.38	$308.32	$13.06		4.2%
Net Package RevPAR	244.91	243.16	1.75		0.7%
	($ in thousands)
Net Package Revenue	$41,048	$40,755	$293		0.7%
Net Non-package Revenue	6,609	8,115	(1,506)		(18.6)%
Owned Net Revenue	47,657	48,870	(1,213)		(2.5)%
Owned Resort EBITDA	$20,956	$20,458	$498		2.4%
Owned Resort EBITDA Margin	44.0%	41.9%	2.1	pts	5.0%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2019 decreased $1.2 million, or 2.5%, compared to the six months ended June 30, 2018. The decrease was due to the performance of Hyatt Ziva Los Cabos, which accounted for a $2.4 million decrease in Owned Net Revenue compared to the six months ended June 30, 2018. These results were offset by a $1.2 million increase from Hyatt Ziva Puerto Vallarta, which continues to show growth in Net Package ADR after the completion of renovations in 2017.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2019 increased $0.5 million, or 2.4%, compared to the six months ended June 30, 2018. This increase was due to the performance of Hyatt Ziva Puerto Vallarta, which increased Owned Resort EBITDA by $1.2 million compared to the six months ended June 30, 2018. These results were offset by Hyatt Ziva Los Cabos, which experienced a decrease in Owned Resort EBITDA of $0.7 million compared to the six months ended June 30, 2018. Group business, which generates higher rates and additional non-package revenue, was significantly lower in the first quarter of 2019 compared to 2018, but was partially offset for the six months ended June 30, 2019 by significant improvement in group business during the second quarter of 2019. All properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $0.6 million decrease in Owned Resort EBITDA compared to the six months ended June 30, 2018.
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the six months ended June 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	72.2%	87.4%	(15.2	)pts	(17.4)%
Net Package ADR	$210.59	$205.72	$4.87		2.4%
Net Package RevPAR	152.10	179.79	(27.69)		(15.4)%
	($ in thousands)
Net Package Revenue	$46,646	$61,049	$(14,403)		(23.6)%
Net Non-package Revenue	8,995	10,864	(1,869)		(17.2)%
Owned Net Revenue	55,641	71,913	(16,272)		(22.6)%
Owned Resort EBITDA	$18,506	$28,013	$(9,507)		(33.9)%
Owned Resort EBITDA Margin	33.3%	39.0%	(5.7	)pts	(14.6)%

Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	84.5%	87.9%	(3.4	)pts	(3.9)%
Net Package ADR	$213.01	$207.46	$5.55		2.7%
Net Package RevPAR	179.89	182.34	(2.45)		(1.3)%
	($ in thousands)
Net Package Revenue	$36,468	$36,964	$(496)		(1.3)%
Net Non-package Revenue	7,048	6,814	234		3.4%
Owned Net Revenue	43,516	43,778	(262)		(0.6)%
Owned Resort EBITDA	$15,976	$17,292	$(1,316)		(7.6)%
Owned Resort EBITDA Margin	36.7%	39.5%	(2.8	)pts	(7.1)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2019 decreased $0.3 million, or 0.6%, compared to the six months ended June 30, 2018. This decrease was driven by a decrease in Occupancy of 340 basis points, which was partially offset by an increase of 2.7% in Net Package ADR.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2019 decreased $1.3 million, or 7.6%, compared to the six months ended June 30, 2018. This decrease was due to the performance of all properties in this segment, but was primarily driven by Dreams Punta Cana due to a non-recurring gain from business interruption insurance proceeds of $1.5 million during the six months ended June 30, 2018. The negative press regarding the Dominican Republic, and corresponding near-term business disruption, had a negative impact on June results in this segment.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the six months ended June 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio.
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	81.9%	80.5%	1.4	pts	1.7%
Net Package ADR	$322.63	$357.92	$(35.29)		(9.9)%
Net Package RevPAR	264.10	288.14	(24.04)		(8.3)%
	($ in thousands)
Net Package Revenue	$92,794	$42,680	$50,114		117.4%
Net Non-package Revenue	16,817	7,810	9,007		115.3%
Owned Net Revenue	109,611	50,490	59,121		117.1%
Owned Resort EBITDA	$38,979	$18,733	$20,246		108.1%
Owned Resort EBITDA Margin	35.6%	37.1%	(1.5	)pts	(4.0)%

Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	77.3%	77.1%	0.2	pts	0.3%
Net Package ADR	$455.08	$413.02	$42.06		10.2%
Net Package RevPAR	351.83	318.44	33.39		10.5%
	($ in thousands)
Net Package Revenue	$39,482	$35,736	$3,746		10.5%
Net Non-package Revenue	8,179	6,818	1,361		20.0%
Owned Net Revenue	47,661	42,554	5,107		12.0%
Owned Resort EBITDA	18,896	15,947	2,949		18.5%
Owned Resort EBITDA Margin	39.6%	37.5%	2.1	pts	5.6%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2019 increased $5.1 million, or 12.0%, compared to the six months ended June 30, 2018. This increase was due to the performance of Hyatt Ziva and Zilara Rose Hall, which accounted for the full $5.1 million increase in Comparable Owned Net Revenue compared to the six months ended June 30, 2018. This property continues to show positive growth after the completion of renovations in 2017.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2019 increased $2.9 million, or 18.5%, compared to the six months ended June 30, 2018. This increase was due to the performance of Hyatt Ziva and Zilara Rose Hall, which accounted for the full $2.9 million increase in Comparable Owned Resort EBITDA compared to the six months ended June 30, 2018. This property continues to show positive growth after the completion of renovations in 2017.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,040	$16,821	$44,028	$38,638
Interest expense	10,666	5,632	24,860	27,514
Income tax (benefit) provision	(1,008)	(3,356)	(11,555)	6,227
Depreciation and amortization	25,908	15,882	48,219	31,571
EBITDA	36,606	34,979	105,552	103,950
Other (income) expense (a)	(364)	(378)	238	1,446
Share-based compensation	2,014	2,104	4,762	3,890
Pre-opening expenses	202	—	291	—
Transaction expense (b)	1,273	3,887	3,240	6,231
Severance expense (c)	133	—	133	—
Other tax expense (d)	443	427	802	858
Jamaica delayed opening accrual reversal (e)	—	—	—	(342)
Non-service cost components of net periodic pension (cost) benefit (f)	(249)	298	(175)	(157)
Adjusted EBITDA	40,058	41,317	114,843	115,876
Other corporate - unallocated	9,887	8,689	18,393	17,009
Management fee income	(551)	(55)	(1,485)	(351)
Owned Resort EBITDA	49,394	49,951	131,751	132,534
Less: Non-comparable Owned Resort EBITDA(g)	9,390	12,277	31,651	28,708
Comparable Owned Resort EBITDA	$40,004	$37,674	$100,100	$103,826
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including our business combination with Sagicor in 2018; the redesign and build-out of our internal controls and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.

(c)	Represents expenses incurred for employee terminations during the Hilton renovations.

(d)
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

(f)
Represents the non-service cost components of net periodic pension (cost) benefit recorded within other income (expense) in the Condensed Consolidated Statements of Operations. Previously, these expenses were presented within direct expense. We include these (costs) benefits for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(g)
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

Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing our outstanding indebtedness, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of June 30, 2019, we had $44.1 million of scheduled contractual obligations remaining in 2019.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. We had cash and cash equivalents of $104.5 million as of June 30, 2019, compared to $145.9 million as of June 30, 2018. We plan to fund our Hyatt Ziva and Zilara Cap Cana development project over the next 3 to 5 months with the cash we have on hand, as well as our cash generated from operations. As of June 30, 2019, there was $0 outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of June 30, 2019, our total debt obligations were $991.5 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.4 million issuance discount on our Term Loan and $4.1 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$86,076	$68,440
Net cash used in investing activities	$(88,947)	$(134,504)
Net cash (used in) provided by financing activities	$(8,972)	$94,699

Net Cash Provided by Operating Activities
Our net cash provided by operating activities is generated primarily from operating income from our resorts. For the six months ended June 30, 2019 and 2018, our net cash provided by operating activities totaled $86.1 million and $68.4 million, respectively. Net income of $44.0 million for the six months ended June 30, 2019 included significant non-cash expenses, including $48.2 million of depreciation and amortization, $4.8 million of share-based compensation and a $1.1 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations. Net income of $38.6 million for the six months ended June 30, 2018 included significant non-cash and cash expenses, including $31.6 million of depreciation and amortization, $6.2 million of transaction expenses, $3.9 million of share based compensation and a $3.7 million loss on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.
Activity for the six months ended June 30, 2019:

•
Net decrease in interest expense of $2.7 million, primarily due to the change in how we are accounting for our interest rate swap. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense.

•	Transaction expenses of $3.2 million;

•	Share-based compensation expense of $4.8 million.
Activity for the six months ended June 30, 2018:

•	Net decrease in interest expense of $0.6 million, which was due to the net impact of the following:

◦	$2.1 million in capitalized interest, which is an offset to interest expense.

◦	The paydown of our former Senior Notes due 2020 in April and December 2017, which accounted for an additional $2.2 million decrease in interest expense.

◦	The change in valuation of our interest rate swaps, which resulted in a $3.7 million increase in interest expense. We had no interest rate swaps in 2017.

•	Transaction expenses of $6.2 million;

•	Share-based compensation expense of $3.9 million.
Net Cash Used in Investing Activities
For the six months ended June 30, 2019 and 2018, our net cash used in investing activities was $88.9 million and $134.5 million, respectively.
Activity for the six months ended June 30, 2019:

•	Purchases of property and equipment of $92.0 million;

•	Purchase of intangibles of $1.4 million;

•	Property damage insurance proceeds of $2.0 million.

•	Receipt of key money of $2.5 million.
Activity for the six months ended June 30, 2018:

•	Acquisition of a portfolio of all-inclusive resorts and adjacent developable land sites from Sagicor of $93.1 million

•	Purchases of property and equipment of $40.1 million;

•	Purchase of intangibles of $1.3 million.
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
The following table summarizes our cash paid for capital expenditures for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Development Capital Expenditures
Hyatt Ziva and Zilara Rose Hall	$—	$1,157
Hyatt Ziva Puerto Vallarta	—	614
Panama Jack Resorts Cancún	—	2,234
Hyatt Zilara Cancún	—	605
Panama Jack Resorts Playa del Carmen	—	759
Hilton Playa del Carmen All-Inclusive Resort	5,945	—
Hilton La Romana All-Inclusive Resort	22,570	—
Hyatt Ziva and Zilara Cap Cana	55,169	29,285
Total Development Capital Expenditures	83,684	34,654
Maintenance Capital Expenditures (1)	8,354	5,404
Total Capital Expenditures	$92,038	$40,058
________

(1)	Typically, maintenance capital expenditures approximate 3% to 4% of Total Net Revenue.

Net Cash Used in and Provided by Financing Activities
Our net cash used in financing activities was $9.0 million for the six months ended June 30, 2019 compared to $94.7 million in cash provided by financing activities for the six months ended June 30, 2018.
Activity for the six months ended June 30, 2019:

•	Principal payments on our Term Loan of $5.1 million;

•	Purchases of ordinary shares of $3.9 million.
Activity for the six months ended June 30, 2018:

•	Principal payments on our existing term loan of $4.8 million;

•	Proceeds from debt issuance of $99.5 million.
Share Repurchases
On December 14, 2018, our Board authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the second quarter of 2019, we purchased 304,587 ordinary shares at an average price of $7.88 per share. From July 1, 2019 through August 1, 2019 we purchased an additional 360,929 of our ordinary shares at an average price of $7.51 per share. As of August 1, 2019, we have purchased a total of 910,936 shares and there was approximately $93.1 million remaining under our share repurchase authorization.
Senior Secured Credit Facility
Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility (“Senior Secured Credit Facility”), which consists of a term loan facility which matures on April 27, 2024 and our Revolving Credit Facility which matures on April 27, 2022. We borrowed $530.0 million under our initial term loan facility on April 27, 2017 (our “First Term Loan”). We received net proceeds of $32.5 million from our First Term Loan after prepaying our existing Senior Secured Credit Facility and a portion of our Senior Notes due 2020 and deducting a debt issuance discount of $1.3 million and unamortized debt issuance costs of $2.6 million.
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

Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of June 30, 2019 ($ in thousands):

	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility (2)	$260	$1,015	$161	$—	$1,436
Term Loan principal payments	5,050	20,200	20,200	946,048	991,498
Term Loan interest payments (3)	27,470	106,404	97,623	14,695	246,192
Cap Cana land purchase obligation	10,625	—	—	—	10,625
Operating lease obligations	481	2,027	1,860	3,580	7,948
Pension obligation	258	1,163	1,405	4,966	7,792
Total contractual obligations	$44,144	$130,809	$121,249	$969,289	$1,265,491
________

(1)	The period less than 1 year represents remaining obligations in 2019.

(2)
The commitment on our Revolving Credit Facility is calculated based on the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of June 30, 2019.

(3)
The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 4.16% to 5.60%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and six months ended June 30, 2019 and 2018.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of June 30, 2019, 19% of our outstanding indebtedness bore interest at floating rates and 81% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.9 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $1.9 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2019 approximately 4.5% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 80% of our operating expenses for the six months ended June 30, 2019 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2019 would have impacted our net income before tax by approximately $4.2 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2019 would have impacted our net income before tax by approximately $1.5 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2019 would have impacted our net income before tax by approximately $3.1 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (“Form 10-K”), we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, included in our Form 10-K and the related Condensed Financial Information of Registrant included in this quarterly report, has communicated, a material weakness in our internal control over financial reporting that existed as December 31, 2018. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2018, which has not been remediated as of June 30, 2019:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration.

We continue to take steps to remediate the identified material weakness. The Company has engaged a third-party consulting firm to assist the Company with the implementation of SAP, which is a global information technology solution designed to address the elements which give rise to our material weakness. As of June 30, 2019, SAP was successfully implemented in our corporate entities, several of our properties located in Mexico, the Dominican Republic and Jamaica. We expect to implement SAP in our remaining operational entities, in phases, throughout the remainder of 2019. However, effectiveness will need to be successfully tested over several quarters before we can conclude that the material weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our financial condition, cash flows or results of operations. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. Refer to Note 8 to our financial statements included in “Item 1. Financial Statements” of this Form 10-Q for a more detailed description of such proceedings and contingencies.
Item 1A. Risk Factors.

At June 30, 2019, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the quarter ended June 30, 2019:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands) (2)
April 1, 2019 to April 31, 2019	88,087	$7.81	88,087	$97,476
May 1, 2019 to May 31, 2019	68,931	8.24	68,931	96,908
June 1, 2019 to June 30, 2019	147,569	7.76	147,569	95,764
Total	304,587	$7.88	304,587	$95,764
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	August 6, 2019	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 6, 2019	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)