Form 10-Q
period 2019-09-30
Playa Hotels & Resorts N.V.
filed 2019-11-06
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 129,351,389 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$28,165	$116,353
Trade and other receivables, net	45,391	64,770
Accounts receivable from related parties	3,715	6,430
Inventories	15,073	15,390
Prepayments and other assets	44,397	32,617
Property and equipment, net	1,899,190	1,808,412
Goodwill	84,507	83,656
Other intangible assets	7,826	6,103
Deferred tax assets	15,931	1,427
Total assets	$2,144,195	$2,135,158
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$155,449	$159,600
Payables to related parties	7,868	4,320
Income tax payable	321	1,899
Debt	982,838	989,387
Derivative financial instruments	37,905	12,476
Other liabilities	29,861	21,602
Deferred tax liabilities	105,652	106,033
Total liabilities	1,319,894	1,295,317
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 130,894,830 shares issued and 129,491,038 shares outstanding as of September 30, 2019, and 130,494,734 shares issued and 130,440,126 shares outstanding as of December 31, 2018)	14,206	14,161
Treasury shares (at cost, 1,403,792 shares as of September 30, 2019 and 54,608 shares as of December 31, 2018)	(10,701)	(394)
Paid-in capital	998,864	992,297
Accumulated other comprehensive loss	(29,070)	(3,658)
Accumulated deficit	(148,998)	(162,565)
Total shareholders' equity	824,301	839,841
Total liabilities and shareholders' equity	$2,144,195	$2,135,158

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Package	$111,091	$123,633	$416,978	$402,627
Non-package	20,065	18,800	68,975	61,752
Management fees	83	152	1,568	503
Cost reimbursements	1,586	227	5,123	349
Total revenue	132,825	142,812	492,644	465,231
Direct and selling, general and administrative expenses
Direct	87,252	91,573	273,577	250,742
Selling, general and administrative	30,771	28,489	94,647	87,742
Pre-opening	257	87	548	87
Depreciation and amortization	29,417	20,138	77,636	51,709
Reimbursed costs	1,586	227	5,123	349
Gain on insurance proceeds	—	(686)	—	(2,207)
Direct and selling, general and administrative expenses	149,283	139,828	451,531	388,422
Operating (loss) income	(16,458)	2,984	41,113	76,809
Interest expense	(9,936)	(7,637)	(34,796)	(35,151)
Other expense	(2,537)	(390)	(2,775)	(1,836)
Net (loss) income before tax	(28,931)	(5,043)	3,542	39,822
Income tax (provision) benefit	(1,530)	(379)	10,025	(6,606)
Net (loss) income	$(30,461)	$(5,422)	$13,567	$33,216

Earnings per share
(Losses) earnings per share - Basic	$(0.23)	$(0.04)	$0.10	$0.28
(Losses) earnings per share - Diluted	$(0.23)	$(0.04)	$0.10	$0.28
Weighted average number of shares outstanding during the period - Basic	129,841,264	130,478,993	130,265,112	119,344,659
Weighted average number of shares outstanding during the period - Diluted	129,841,264	130,478,993	130,601,247	119,647,364

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(30,461)	$(5,422)	$13,567	$33,216
Other comprehensive (loss) income, net of taxes
Unrealized loss on interest rate swaps	(4,588)	—	(25,230)	—
Pension obligation (loss) gain	(6)	37	(182)	(26)
Total other comprehensive (loss) income	(4,594)	37	(25,412)	(26)
Comprehensive (loss) income	$(35,055)	$(5,385)	$(11,845)	$33,190

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
Net income	—	—	—	—	—	—	42,988	42,988
Other comprehensive loss	—	—	—	—	—	(6,009)	—	(6,009)
Share-based compensation	249,044	29	—	—	2,719	—	—	2,748
Repurchase of ordinary shares	(198,179)	—	198,179	(1,522)		—	—	(1,522)
Balance at March 31, 2019	130,490,991	$14,190	252,787	$(1,916)	$995,016	$(9,667)	$(119,577)	$878,046
Net income	—	—	—	—	—	—	1,040	1,040
Other comprehensive loss	—	—	—	—	—	(14,809)	—	(14,809)
Share-based compensation	141,491	15	—	—	1,999	—	—	2,014
Repurchase of ordinary shares	(304,587)	—	304,587	(2,400)	—	—	—	(2,400)
Balance at June 30, 2019	130,327,895	$14,205	557,374	$(4,316)	$997,015	$(24,476)	$(118,537)	$863,891
Net loss	—	—	—	—	—	—	(30,461)	(30,461)
Other comprehensive loss	—	—	—	—	—	(4,594)	—	(4,594)
Share-based compensation	9,561	1	—	—	1,849	—	—	1,850
Repurchase of ordinary shares	(846,418)	—	846,418	(6,385)	—	—	—	(6,385)
Balance at September 30, 2019	129,491,038	$14,206	1,403,792	$(10,701)	$998,864	$(29,070)	$(148,998)	$824,301
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity (continued)
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income	—	—	—	—	—	—	21,817	21,817
Other comprehensive loss	—	—	—	—	—	(81)	—	(81)
Share-based compensation	48,699	6	—	—	1,780	—	—	1,786
Balance at March 31, 2018	110,346,396	$11,809	7,367	$(80)	$774,974	$(3,907)	$(159,725)	$623,071
Net income	—	—	—	—	—	—	16,821	16,821
Other comprehensive income	—	—	—	—	—	18	—	18
Shares issued in business combination (see Note 4)	20,000,000	2,336	—	—	213,064	—	—	215,400
Share-based compensation	132,597	15	—	—	2,089	—	—	2,104
Balance at June 30, 2018	130,478,993	$14,160	7,367	$(80)	$990,127	$(3,889)	$(142,904)	$857,414
Net loss	—	—	—	—	—	—	(5,422)	(5,422)
Other comprehensive income	—	—	—	—	—	37	—	37
Share-based compensation	—	—	—	—	1,182	—	—	1,182
Repurchase of Earnout Warrants (see Note 11)	—	—	—	—	(55)	—	—	(55)
Balance at September 30, 2018	130,478,993	$14,160	7,367	$(80)	$991,254	$(3,852)	$(148,326)	$853,156
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,567	$33,216
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,636	51,709
Amortization of debt discount and issuance costs	1,026	1,175
Share-based compensation	6,612	5,072
Loss (gain) on derivative financial instruments	199	(1,817)
Deferred income taxes	(9,786)	—
Amortization of key money	(187)	—
Gain on property damage insurance proceeds	—	(203)
Other	2,018	985
Changes in assets and liabilities:
Trade and other receivables, net	15,911	14,522
Accounts receivable from related parties	2,715	(4,826)
Inventories	320	(214)
Prepayments and other assets	(10,418)	(3,845)
Trade and other payables	(12,882)	(4,815)
Payables to related parties	3,548	(692)
Income tax payable	(1,578)	85
Other liabilities	4,349	704
Net cash provided by operating activities	93,050	91,056
INVESTING ACTIVITIES
Capital expenditures	(165,484)	(67,252)
Acquisition of Sagicor business, net of cash acquired	—	(93,128)
Receipt of key money	2,500	—
Purchase of intangibles	(2,485)	(1,505)
Proceeds from disposal of property and equipment	104	—
Property damage insurance proceeds	2,009	203
Net cash used in investing activities	(163,356)	(161,682)
FINANCING ACTIVITIES
Proceeds from debt issuance	—	99,499
Repayment of Term Loan	(7,575)	(7,325)
Repurchase of Earnout Warrants	—	(55)
Repurchase of ordinary shares	(10,307)	—
Net cash (used in) provided by financing activities	(17,882)	92,119
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,188)	21,493
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$116,353	$117,229
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$28,165	$138,722

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$33,373	$40,783
Cash paid for income taxes, net	$6,527	$9,131
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$9,046	$439
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,393	$—
Intangible assets capitalized but not yet paid	$459	$674
Interest capitalized but not yet paid	$35	$43
Par value of vested restricted share awards	$45	$21
Non-cash issuance of shares in business combination (see Note 4)	$—	$215,400
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. As of September 30, 2019, we owned and/or managed a portfolio of 21 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
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
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2019. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)
This standard amends current guidance on the impairment of financial instruments by adding an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.
January 2020
The adoption of ASU 2016-13 is not expected to have a material effect on our Condensed Consolidated Financial Statements. Our financial instruments that are subject to credit risk primarily include trade accounts receivable, which are short term in nature. Further, we evaluated our historical credit losses of trade accounts receivables for the years 2014 through 2018, noting that they were immaterial. We do not expect our incurred losses to significantly differ from what is currently expected over the life of the trade receivables.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 19) ($ in thousands):

	Three Months Ended September 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$45,663	$15,450	$11,689	$38,289	$—	$111,091
Non-package revenue	7,437	2,310	2,928	7,377	13	20,065
Management fees	—	—	—	—	83	83
Cost reimbursements	—	—	—	1,311	275	1,586
Total revenue	$53,100	$17,760	$14,617	$46,977	$371	$132,825

	Three Months Ended September 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$52,047	$14,848	$22,800	$33,938	$—	$123,633
Non-package revenue	6,681	2,169	4,780	5,170	—	18,800
Management fees	—	—	—	—	152	152
Cost reimbursements	—	—	—	—	227	227
Total revenue	$58,728	$17,017	$27,580	$39,108	$379	$142,812

	Nine Months Ended September 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$163,424	$57,943	$58,439	$137,172	$—	$416,978
Non-package revenue	23,676	9,111	11,922	24,236	30	68,975
Management fees	—	—	—	—	1,568	1,568
Cost reimbursements	—	—	—	3,899	1,224	5,123
Total revenue	$187,100	$67,054	$70,361	$165,307	$2,822	$492,644

	Nine Months Ended September 30, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$182,913	$57,057	$83,849	$78,466	$342	$402,627
Non-package revenue	22,775	10,338	15,644	12,994	1	61,752
Management fees	—	—	—	—	503	503
Cost reimbursements	—	—	—	—	349	349
Total revenue	$205,688	$67,395	$99,493	$91,460	$1,195	$465,231

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2019 and December 31, 2018 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 18) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Business combinations
Business combination with the Sagicor Parties

On February 26, 2018, we entered into a Share Exchange Implementation Agreement with JCSD Trustee Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, and Sagicor Real Estate X Fund Limited (collectively, the “Sagicor Parties”), as amended by that certain First Amendment to Share Exchange Implementation Agreement dated May 31, 2018 (as amended, the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Sagicor Parties agreed to contribute a portfolio of the following assets (the “Sagicor Assets”) to a subsidiary of ours in exchange for consideration consisting of a combination of our ordinary shares and cash:

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

	June 1, 2018 (as previously reported)	Adjustments (1)	June 1, 2018 (as finalized)
Total purchase consideration	$308,528	$—	$308,528
Net assets acquired
Working capital	(1,665)	—	(1,665)
Property and equipment	304,299	(5,950)	298,349
Identifiable intangible assets and liabilities	(449)	—	(449)
Deferred income taxes	(25,582)	5,099	(20,483)
Goodwill	31,925	851	32,776
Total net assets acquired	$308,528	$—	$308,528

________
(1) In addition to the adjustments recorded during the measurement period, we recognized adjustments to deferred income taxes and goodwill representing an immaterial correction of an error for acquired property and equipment in the third quarter of 2019. The adjustments made in the third quarter of 2019 were not significant to our previously reported Condensed Consolidated Financial Statements.
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
Identified intangible assets and liabilities
The following table presents our estimates of the fair values of the identified intangible asset and liability and their related estimated useful lives ($ in thousands):

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
Deferred income taxes
Deferred income taxes primarily relate to the fair value of non-current assets and liabilities acquired from the Sagicor Parties, including property and equipment and intangible liabilities. We calculated deferred income taxes based on the statutory rate in the jurisdiction of the legal entities where the acquired non-current assets and liabilities are recorded. Deferred tax assets, net of a $0.7 million valuation allowance, were $0.2 million and deferred tax liabilities were $20.7 million related to the acquisition.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Pro forma revenue	$142,812	$514,995
Pro forma net (loss) income	$(5,422)	$45,640
Pro forma (losses) earnings per share - Basic	$(0.04)	$0.35
Pro forma (losses) earnings per share - Diluted	$(0.04)	$0.35

The unaudited pro forma financial information for the three and nine months ended September 30, 2018 includes adjustments for:

•	Depreciation and amortization expense resulting from the estimated fair values of acquired property and equipment and identifiable definite-lived intangible assets and liabilities, respectively;

•	Elimination of the Sagicor Assets' management fees and interest expense;

•	Interest expense resulting from the issuance of a $100.0 million term loan add-on;

•	Related income tax effects; and

•	Weighted-average number of shares outstanding.

For the nine months ended September 30, 2018, we incurred $2.9 million in transaction costs related to the acquisition and $1.3 million in transaction costs related to the issuance of the $100.0 million term loan add-on. These costs are recorded within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
Sagicor Assets' results of operations
The following table presents the results of the Sagicor Assets' operations, which are recorded within our Jamaica reportable segment, included in our Condensed Consolidated Statement of Operations for the period from the Acquisition Date through September 30, 2018 ($ in thousands):

June 2, 2018 - September 30, 2018
Revenue	$31,961
Net income	$1,714

Note 5. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Property and equipment, gross
Land, buildings and improvements	$1,799,092	$1,787,727
Fixtures and machinery	71,631	69,396
Furniture and other fixed assets	200,585	195,036
Construction in progress	245,570	106,520
Total property and equipment, gross	2,316,878	2,158,679
Accumulated depreciation	(417,688)	(350,267)
Total property and equipment, net	$1,899,190	$1,808,412

Depreciation expense for property and equipment was $76.9 million and $50.8 million for the nine months ended September 30, 2019 and 2018, respectively, and $29.2 million and $19.8 million for the three months ended September 30, 2019 and 2018, respectively.
For the nine months ended September 30, 2019 and 2018, $8.6 million and $3.4 million of interest expense was capitalized on qualifying assets, respectively. For the three months ended September 30, 2019 and 2018, $3.6 million and $1.3 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.
Note 6. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.

During the first quarter of 2019, we implemented a new transfer pricing policy, where the intercompany pricing mechanics between our entities are based on the return on operating assets per applicable guidelines defined by the Organization for Economic Cooperation and Development. As a result, certain of our hotel entities that were previously in loss positions are now expected to be profitable, which resulted in the release of their valuation allowances. The income tax impact of the new policy has been reflected in the income tax computation for the three and nine months ended September 30, 2019.
For the nine months ended September 30, 2019, our income tax benefit was $10.0 million, compared to a $6.6 million income tax provision for the nine months ended September 30, 2018. The increase in our income tax benefit of $16.6 million was driven primarily by the net impact of our valuation allowance release of $14.3 million from the newly implemented transfer pricing policy, a $5.5 million increased tax benefit due to the shift in the jurisdictional mix of pre-tax book income and a $2.6 million decrease in the discrete tax expense associated with foreign exchange rate fluctuations, offset by a $4.9 million increase in the discrete tax expense associated with future tax liabilities of certain Dominican Republic entities.
For the three months ended September 30, 2019, our income tax provision was $1.5 million, compared to a $0.4 million tax provision for the three months ended September 30, 2018. The increase in our income tax provision of $1.1 million was driven primarily by the net impact of an additional discrete tax expense of $4.3 million for future tax liabilities of certain Dominican Republic entities and additional tax expense of $1.5 million due to the shift in the jurisdictional mix of pre-tax book income, offset by a $5.2 million decrease in the discrete tax expense associated with foreign exchange rate fluctuations.

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
We pay Sagicor for insurance coverage for some of our Jamaica employees and properties. As of December 31, 2018, we were also owed $4.8 million from Sagicor related to advance deposits and credit card collections which were paid to Sagicor, rather than us, following the acquisition. As of September 30, 2019, substantially all of this amount has been received.
Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2019 and 2018 were as follows ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Transaction	2019	2018	2019	2018
Hyatt	Franchise fees (1)	$3,516	$3,248	$13,054	$12,293
Sagicor	Insurance premiums (1)	$186	$—	$1,317	$—
Sagicor	Cost reimbursements	$1,393	$—	$4,200	$—
Chief Executive Officer	Lease expense (2)	$187	$258	$539	$730
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
Note 9. Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as described in Note 2, using the transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The adoption of ASU 2016-02 resulted in no cumulative adjustment to accumulated deficit as our lease portfolio consists solely of operating leases. The comparative periods presented in our Condensed Consolidated Financial Statements are presented in accordance with ASC 840, Leases and do not reflect the impact of ASU 2016-02. On the date of adoption, January 1, 2019, we recorded right-of-use assets of $5.0 million and lease liabilities of $5.3 million related to our portfolio of operating leases (see Note 18 for balances as of September 30, 2019).
We elected the following practical expedients, as provided under the applicable transition guidance:

•	Package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840, Leases; and

•	Recognized lease payments on a straight-line basis over the lease term for all leases with a term of 12 months or less and were not classified on the balance sheet.
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
Our minimum future lease payments under non-cancelable operating leases with third parties and related parties and lease liability as of September 30, 2019 were as follows ($ in thousands):

As of September 30, 2019
Minimum future lease payments
Remainder of 2019	$241
2020	991
2021	1,036
2022	1,074
2023	786
2024	652
Thereafter	2,927
Total minimum future lease payments	7,707
Less: imputed interest	(1,330)
Total lease liability	$6,377

Our minimum future lease payments at December 31, 2018 payable under non-cancelable operating leases with third parties and related parties were as follows ($ in thousands):

As of December 31, 2018
2019	$1,199
2020	1,031
2021	1,016
2022	1,044
2023	745
Thereafter	3,394
Total minimum future lease payments	$8,429

The following table presents the components of lease expense for the three and nine months ended September 30, 2019 and supplemental cash flow information for the nine months ended September 30, 2019 ($ in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease expense (1)(2)	$636	$1,942

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases		$473
________
(1) Includes variable lease and short term lease expenses, which are considered individually immaterial. Our lease expense is reported in direct expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations depending on the nature of the lease.
(2) Lease expense under ASC 840, Leases, related to our non-cancelable operating leases, including variable lease cost, was $0.7 million and $1.8 million for the three and nine months ended September 30, 2018, respectively.
The following table presents other relevant information related to our leases as of September 30, 2019:

Weighted-average remaining lease term	8.14 years
Weighted-average discount rate (1)	4.54%
________
(1) The discount rates applied to each lease reflects our estimated incremental borrowing rate.
We rent certain real estate to third parties for office and retail space within our hotels. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and nine months ended September 30, 2019 ($ in thousands):

Leases	Financial Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease income (1)	Non-package revenue	$1,215	$3,931
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 10. Ordinary shares
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three and nine months ended September 30, 2019, we purchased 846,418 and 1,349,184 ordinary shares, respectively, under the repurchase program. The shares repurchased were recorded as treasury shares on the Condensed Consolidated Balance Sheet as of September 30, 2019.
As of September 30, 2019, our ordinary share capital consisted of 129,491,038 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,088,202 restricted shares and performance share awards and 21,543 restricted share units were outstanding under the 2017 Plan (as defined in Note 12). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.

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
On August 8, 2018, we repurchased 12,230 of the outstanding Earnout Warrants for less than $0.1 million. The repurchase of such Earnout Warrants resulted in a reduction to paid in capital and had no impact on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.
As of September 30, 2019, there were 2,987,770 Earnout Warrants outstanding.
Note 12. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by our Board of Directors and shareholders on March 10, 2017 and was amended on May 16, 2019 to increase the number of ordinary shares authorized and available for grant from 4,000,000 shares to 12,000,000 shares. The Compensation Committee of our Board of Directors may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards under the 2017 Plan. As of September 30, 2019, there were 7,689,239 shares available for future grants under the 2017 Plan.
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
The holders of restricted shares have the right to vote the restricted shares and receive all dividends declared and paid on such shares, provided that dividends paid on unvested restricted shares will be subject to the same conditions and restrictions applicable to the underlying restricted shares. The holders of restricted share units have no right to vote the underlying shares and may be entitled to be credited with dividend equivalents in respect of each cash dividend declared and paid by us, in an amount per share unit equal to the per-share dividend paid on our ordinary shares, which dividend equivalents will be deemed to have been reinvested in additional restricted share units that are subject to the same terms and conditions applicable to the underlying restricted share units to which they relate.
Compensation expense for restricted share awards is measured based upon the fair market value of our ordinary shares at the date of grant and recognized on a straight-line basis over the vesting period.

A summary of our restricted share awards from January 1, 2019 to September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,718,684	$10.19
Granted	938,162	7.25
Vested	(400,096)	9.55
Forfeited	(81,112)	9.20
Unvested balance at September 30, 2019	2,175,638	$9.08

The fair value of vested restricted share awards during the nine months ended September 30, 2019 and 2018 was $3.0 million and $1.9 million, respectively. The fair value of vested restricted share awards during the three months ended September 30, 2019 was $0.1 million. No restricted share awards vested during the three months ended September 30, 2018. As of September 30, 2019 and 2018, the unrecognized compensation cost related to restricted share awards was $12.7 million and $12.3 million, respectively, and is expected to be recognized over a weighted-average period of 2.1 years and 2.9 years, respectively.
Compensation expense related to restricted share awards was $5.9 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively, and $1.8 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
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

The grant date fair value of the portion of the award based on the compounded annual growth rate of our total shareholder return was estimated using a Monte-Carlo model. The table below summarizes the key inputs used in the Monte-Carlo simulation ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
May 26, 2017
Total Shareholder Return	50%	$770	27.02%	1.39%	—%
Adjusted EBITDA Comparison	50%	$1,350	—%	—%	—%
January 2, 2018
Total Shareholder Return	50%	$860	26.13%	2.00%	—%
Adjusted EBITDA Comparison	50%	$1,475	—%	—%	—%
January 2, 2019
Total Shareholder Return	50%	$537	27.78%	2.46%	—%
Adjusted EBITDA Comparison	50%	$900	—%	—%	—%
September 19, 2019
Total Shareholder Return	50%	$287	25.86%	1.72%	—%
Adjusted EBITDA Comparison	50%	$448	—%	—%	—%
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
A summary of our performance share awards from January 1, 2019 to September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	523,545	$8.26
Granted	410,562	5.83
Unvested balance at September 30, 2019	934,107	$7.19

As of September 30, 2019 and 2018, the unrecognized compensation cost related to the performance share awards was $1.8 million and $2.5 million, respectively, and is expected to be recognized over a weighted-average period of 2.0 years and 2.0 years, respectively.
Compensation expense related to the performance share awards was $0.7 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, and $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Compensation expense is recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 13. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net (loss) income	$(30,461)	$(5,422)	$13,567	$33,216
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	129,841,264	130,478,993	130,265,112	119,344,659
Effect of dilutive securities
Unvested restricted share awards	—	—	336,135	302,705
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	129,841,264	130,478,993	130,601,247	119,647,364

EPS - Basic	$(0.23)	$(0.04)	$0.10	$0.28
EPS - Diluted	$(0.23)	$(0.04)	$0.10	$0.28

For the three and nine months ended September 30, 2019 and 2018, 934,107 and 538,951 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period.

For the three and nine months ended September 30, 2019, 2,175,638 and 292,937 shares of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2018, 1,570,834 and 39,345 of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2019 and 2018, outstanding Earnout Warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.
Note 14. Debt
Our debt consists of the following ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Debt obligations
Term Loan (1)	$988,973	$996,548
Revolving Credit Facility (2)	—	—
Total debt obligations	988,973	996,548
Unamortized discount and debt issuance costs
Discount on Term Loan	(2,297)	(2,681)
Unamortized debt issuance costs on Term Loan	(3,838)	(4,480)
Total unamortized discount and debt issuance costs	(6,135)	(7,161)
Total debt	$982,838	$989,387

________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 4.79% and 5.27% as of September 30, 2019 and December 31, 2018, respectively. Effective March 29, 2018, we entered into two interest rate swaps to fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 15).

(2)
The commitment fee on the $100.0 million undrawn balance of our Revolving Credit Facility bore interest of 0.5% as of September 30, 2019 and December 31, 2018. The commitment fee may range from 0.5% to 0.25% depending on certain leverage ratios. For any drawn balances, the Revolving Credit Facility bears interest at one-month LIBOR plus 3.0%.

Financial maintenance covenants
Our Senior Secured Credit Facility requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. On March 19, 2019, we entered into the Third Amendment to Amended & Restated Credit Agreement (the “Third Amendment”) to exclude the lesser of $50.0 million and the aggregate amount of revolving credit commitments borrowed in connection with the Hyatt Ziva Cap Cana and Hyatt Zilara Cap Cana development project from the calculation of the springing leverage ratio for the period July 1, 2019 through June 30, 2020. On July 1, 2020, the springing leverage ratio will be calculated based on the provisions in the Senior Secured Credit Facility as if the Third Amendment had not taken place. We were in compliance with all applicable covenants as of September 30, 2019.
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

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	2019	2018
AOCI from our cash flow hedges as of January 1	$—	$—
Change in fair value	5,834	—
Reclassification from AOCI to interest expense	24	—
OCI related to our cash flow hedges for the three months ended March 31	5,858	—
Change in fair value	14,648	—
Reclassification from AOCI to interest expense	136	—
OCI related to our cash flow hedges for the three months ended June 30	14,784	—
Change in fair value	4,912	—
Reclassification from AOCI to interest expense	(324)	—
OCI related to our cash flow hedges for the three months ended September 30	4,588	—
AOCI from our cash flow hedges as of September 30 (1)	$25,230	$—
________
(1) As of September 30, 2019, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $5.9 million.

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate swaps (1)	Interest expense (2)	$—	$(3,985)	$2,715	$1,642
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative prior to our hedge designation date of March 20, 2019.
(2) Negative amounts represent reductions to interest expense resulting from the change in fair value of the interest rate swaps.

The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	Financial Statement Classification	As of September 30,	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$37,905	$—

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	As of September 30,	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$—	$12,476

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of September 30, 2019 and December 31, 2018. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$37,905	$—	$37,905	$—

	December 31, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$12,476	$—	$12,476	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$982,838	$—	$—	$970,518
Revolving Credit Facility	—	—	—	—
Total liabilities	$982,838	$—	$—	$970,518

	Carrying Value	Fair Value
	As of December 31, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$989,387	$—	$—	$927,025
Revolving Credit Facility	—	—	—	—
Total liabilities	$989,387	$—	$—	$927,025

The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Interest rate swaps
The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk.

Financial instruments not recorded at fair value
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

Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. There were no plan assets as of September 30, 2019 or December 31, 2018 as contributions are made only to the extent benefits are paid.

The following table presents the components of net periodic pension cost for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$191	$176	$570	$526
Interest cost	123	94	367	270
Effect of foreign exchange rates	112	201	296	226
Amortization of prior service cost	—	77	1	25
Amortization of gain	(5)	(4)	(15)	(14)
Compensation-non-retirement post employment benefits	(12)	(16)	(85)	2
Settlement gain	(41)	—	(41)	—
Curtailment gain	—	(17)	(171)	(17)
Total net periodic pension cost	$368	$511	$922	$1,018

The service cost component of net periodic pension cost is recorded within direct expense in the Condensed Consolidated Statements of Operations. The non-service cost components of net periodic pension cost are recorded within other expense for all periods presented.
Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2019 and December 31, 2018 ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Gross trade and other receivables (1)	$47,355	$65,363
Allowance for doubtful accounts (2)	(1,964)	(593)
Total trade and other receivables, net	$45,391	$64,770

________

(1)	Includes $2.0 million in receivables related to property damage insurance claims as of December 31, 2018. There were no such receivables as of September 30, 2019.

(2)	Recognized an additional $0.8 million in bad debt expense during the three months ended September 30, 2019 as a result of the bankruptcy of Thomas Cook, one of our travel partners.

We have not experienced any significant write-offs to our accounts receivable during the three and nine months ended September 30, 2019 and 2018.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2019 and December 31, 2018 ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Advances to suppliers	$11,604	$9,447
Prepaid income taxes	12,409	7,538
Prepaid other taxes (1)	9,109	10,240
Right of use assets (2)	5,863	—
Contract deposit (3)	2,700	2,700
Other assets	2,712	2,692
Total prepayments and other assets	$44,397	$32,617
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
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 19) as of September 30, 2019 and December 31, 2018 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value as of December 31, 2018	$51,731	$—	$—	$31,925	$83,656
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of December 31, 2018	51,731	—	—	31,925	83,656

Adjustments (1)	—	—	—	851	851

Gross carrying value as of September 30, 2019	51,731	—	—	32,776	84,507
Accumulated impairment losses	—	—	—	—	—
Net carrying value as of September 30, 2019	$51,731	$—	$—	$32,776	$84,507
________
(1) Represents adjustments to our goodwill from the business combination with the Sagicor Parties (see Note 4).

Other intangible assets
Other intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Gross carrying value
Casino licenses (1)	$858	$858
Management contract (2)	1,900	1,900
Enterprise resource planning system (3)	4,494	2,246
Other	3,177	3,027
Total gross carrying value	10,429	8,031

Accumulated amortization
Management contract (2)	(119)	(48)
Enterprise resource planning system (3)	(302)	(67)
Other	(2,182)	(1,813)
Total accumulated amortization	(2,603)	(1,928)

Net carrying value
Casino licenses (1)	858	858
Management contract (2)	1,781	1,852
Enterprise resource planning system (3)	4,192	2,179
Other	995	1,214
Total net carrying value	$7,826	$6,103

________

(1)	Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.

(2)	Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).

(3)
Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system, of which $0.7 million and $1.9 million was placed into service in February 2019 and July 2019, respectively and are being amortized over a weighted-average amortization period of 7 years.

Amortization expense for intangible assets was $0.8 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2019 and December 31, 2018 ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Trade payables	$30,385	$24,452
Advance deposits	37,556	57,339
Withholding and other taxes payable	45,863	45,274
Interest payable	132	147
Payroll and related accruals	14,792	14,251
Accrued expenses and other payables	26,721	18,137
Total trade and other payables	$155,449	$159,600

Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2019 and December 31, 2018 ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Pension obligation	$5,281	$5,123
Cap Cana land purchase obligation	10,625	10,625
Lease liabilities (1)	6,377	—
Unfavorable ground lease liability (2)	2,212	2,294
Key money (3)	4,313	1,994
Other	1,053	1,566
Total other liabilities	$29,861	$21,602

________
(1) Represents lease liabilities recognized in connection with our adoption of ASU 2016-02 on January 1, 2019 (see Note 9).
(2) Represents the unamortized balance of the unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $1.5 million in May 2019 and $1.0 million in March 2019.
Note 19. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and nine months ended September 30, 2019 and 2018, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax (provision) benefit, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. The performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee income (“Owned Resort EBITDA”).
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) other expense; (b) pre-opening expenses; (c) share-based compensation; (d) other tax benefit (expense); (e) property damage insurance proceeds; (f) transaction expenses; (g) severance expense; and (h) Jamaica delayed opening accrual reversal.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Owned net revenue
Yucatán Peninsula	$50,996	$57,087	$180,981	$200,025
Pacific Coast	17,404	16,211	65,061	65,081
Dominican Republic	14,585	27,580	70,226	99,493
Jamaica	43,075	36,651	152,686	87,141
Segment owned net revenue (1)	126,060	137,529	468,954	451,740
Other	14	—	30	343
Management fees	83	152	1,568	503
Cost reimbursements	1,586	227	5,123	349
Compulsory tips	5,082	4,904	16,969	12,296
Total revenue	$132,825	$142,812	$492,644	$465,231
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net (loss) income for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Owned Resort EBITDA
Yucatán Peninsula	$13,777	$18,484	$67,087	$83,814
Pacific Coast	4,495	2,869	25,451	23,327
Dominican Republic	(1,201)	7,161	17,305	35,174
Jamaica	8,802	6,688	47,781	25,421
Segment Owned Resort EBITDA	25,873	35,202	157,624	167,736
Other corporate	(10,126)	(9,322)	(28,519)	(26,331)
Management fees	83	152	1,568	503
Total Adjusted EBITDA	15,830	26,032	130,673	141,908
Interest expense	(9,936)	(7,637)	(34,796)	(35,151)
Depreciation and amortization	(29,417)	(20,138)	(77,636)	(51,709)
Other expense	(2,537)	(390)	(2,775)	(1,836)
Pre-opening expenses	(257)	(87)	(548)	(87)
Share-based compensation	(1,850)	(1,182)	(6,612)	(5,072)
Other tax benefit (expense)	318	(399)	(484)	(1,257)
Property damage insurance proceeds	—	203	—	203
Transaction expenses	(1,253)	(1,447)	(4,493)	(7,678)
Severance expense	(6)	(333)	(139)	(333)
Jamaica delayed opening accrual reversal	—	—	—	342
Non-service cost components of net periodic pension cost (1)	177	335	352	492
Net (loss) income before tax	(28,931)	(5,043)	3,542	39,822
Income tax (provision) benefit	(1,530)	(379)	10,025	(6,606)
Net (loss) income	$(30,461)	$(5,422)	$13,567	$33,216
________

(1)
Represents the non-service cost components of net periodic pension cost recorded within other expense in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of September 30, 2019 and December 31, 2018 ($ in thousands):

	As of September 30,	As of December 31,
	2019	2018
Segment property and equipment, gross
Yucatán Peninsula	$875,925	$861,380
Pacific Coast	287,033	285,936
Dominican Republic	638,076	501,624
Jamaica	497,672	500,550
Total segment property and equipment, gross	2,298,706	2,149,490
Other corporate	18,172	9,189
Accumulated depreciation	(417,688)	(350,267)
Total property and equipment, net	$1,899,190	$1,808,412

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Segment capital expenditures
Yucatán Peninsula	$18,256	$11,099
Pacific Coast	1,476	2,007
Dominican Republic	142,518	48,013
Jamaica	3,204	2,866
Total segment capital expenditures (1)	165,454	63,985
Other corporate	9,076	3,706
Total capital expenditures (1)	$174,530	$67,691
________

(1)	Includes capital expenditures incurred, but not yet paid.
Note 20. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events through November 6, 2019, which is the date the Condensed Consolidated Financial Statements were issued.

During the period from October 1, 2019 through October 31, 2019 we purchased 139,649 ordinary shares at an average price of $7.74 per share.

On October 1, 2019 and October 18, 2019, we drew $25.0 million and $15.0 million, respectively, on our Revolving Credit Facility.

On October 28, 2019, we paid the remaining $10.6 million of the purchase price for the Hyatt Ziva and Hyatt Zilara Cap Cana land. As a result of such payment, our obligations to the seller of the land have been discharged and all liens released.

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

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the rebranding of two of our resorts under the all-inclusive “Panama Jack” brand and rebranding of certain resorts acquired from Sagicor in Jamaica;

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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of September 30, 2019, Playa owned and/or managed a total portfolio consisting of 21 resorts (7,940 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Dunn’s River Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa, Jewel Runaway Bay Beach & Golf Resort and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort and the Hilton La Romana All-Inclusive Adult Resort. Playa also owns four resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended September 30, 2019, we generated a net loss of $30.5 million, total revenue of $132.8 million, Net Package RevPAR of $169.58 and Adjusted EBITDA of $15.8 million. For the three months ended September 30, 2018, we generated a net loss of $5.4 million, total revenue of $142.8 million, Net Package RevPAR of $175.27 and Adjusted EBITDA of $26.0 million.
For the nine months ended September 30, 2019, we generated net income of $13.6 million, total revenue of $492.6 million, Net Package RevPAR of $207.22 and Adjusted EBITDA of $130.7 million. For the nine months ended September 30, 2018, we generated net income of $33.2 million, total revenue of $465.2 million, Net Package RevPAR of $214.10 and Adjusted EBITDA of $141.9 million.

Our Portfolio of Resorts
The following table presents an overview of our resorts at September 30, 2019. None of the resorts we own individually contributed more than 14.0% of our Total Net Revenue or 19.6% of our consolidated Adjusted EBITDA for the nine months ended September 30, 2019. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort (1)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort (1)	La Romana, Dominican Republic	Hilton (adults-only)	Playa (2)	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort (1)	La Romana, Dominican Republic	Hilton (all ages)	Playa (2)	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Runaway Bay Beach & Golf Resort	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort & Spa	Ocho Rios, Jamaica	Jewel (adults-only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (4)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,488
Managed Resorts
Sanctuary Cap Cana (3)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa (4)	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					7,940
(1) Pursuant to an agreement with Hilton, we rebranded these resorts as Hilton all-inclusive resorts in November 2018. The resorts are still owned and operated by Playa.
(2) Effective November 20, 2018, this resort was rebranded into two Hilton all-inclusive resorts. Renovations are currently underway and projected to be complete by the end of 2019.
(3) Owned by a third party.
(4) We acquired an 88-unit tower and spa as part of our acquisition of the Sagicor Assets. Additionally, we manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.

Results of Operations
Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change	% Change
Revenue
Package	$111,091	$123,633	$(12,542)	(10.1)%
Non-package	20,065	18,800	1,265	6.7%
Management fees	83	152	(69)	(45.4)%
Cost reimbursements	1,586	227	1,359	598.7%
Total revenue	132,825	142,812	(9,987)	(7.0)%
Direct and selling, general and administrative expenses
Direct	87,252	91,573	(4,321)	(4.7)%
Selling, general and administrative	30,771	28,489	2,282	8.0%
Pre-opening	257	87	170	195.4%
Depreciation and amortization	29,417	20,138	9,279	46.1%
Reimbursed costs	1,586	227	1,359	598.7%
Gain on insurance proceeds	—	(686)	686	(100.0)%
Direct and selling, general and administrative expenses	149,283	139,828	9,455	6.8%
Operating (loss) income	(16,458)	2,984	(19,442)	(651.5)%
Interest expense	(9,936)	(7,637)	(2,299)	30.1%
Other expense	(2,537)	(390)	(2,147)	550.5%
Net loss before tax	(28,931)	(5,043)	(23,888)	473.7%
Income tax provision	(1,530)	(379)	(1,151)	303.7%
Net loss	$(30,461)	$(5,422)	$(25,039)	461.8%
The tables below set forth information for our total portfolio and our comparable portfolio with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance” below. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.
Our comparable portfolio for the three months ended September 30, 2019 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovation, Jewel Grande Montego Bay Resort & Spa, which was under renovation in 2018, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development open during November 2019.

Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	75.5%	79.2%	(3.7	)pts	(4.7)%
Net Package ADR	$224.60	$221.40	$3.20		1.4%
Net Package RevPAR	$169.58	$175.27	$(5.69)		(3.2)%
	($ in thousands)
Net Package Revenue	$106,954	$118,810	$(11,856)		(10.0)%
Net Non-package Revenue	19,120	18,719	401		2.1%
Management Fee Revenue	83	152	(69)		(45.4)%
Total Net Revenue	126,157	137,681	(11,524)		(8.4)%
Adjusted EBITDA	$15,830	$26,032	$(10,202)		(39.2)%
Adjusted EBITDA Margin	12.5%	18.9%	(6.4	)pts	(33.9)%
Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	77.0%	78.6%	(1.6	)pts	(2.0)%
Net Package ADR	$226.38	$227.88	$(1.50)		(0.7)%
Net Package RevPAR	$174.28	$179.05	$(4.77)		(2.7)%
	($ in thousands)
Net Package Revenue	$97,838	$100,465	$(2,627)		(2.6)%
Net Non-package Revenue	17,154	15,820	1,334		8.4%
Management Fee Revenue	83	152	(69)		(45.4)%
Total Net Revenue	115,075	116,437	(1,362)		(1.2)%
Adjusted EBITDA	$17,476	$19,458	$(1,982)		(10.2)%
Adjusted EBITDA Margin	15.2%	16.7%	(1.5	)pts	(9.0)%
Total Revenue and Total Net Revenue
Our total revenue for the three months ended September 30, 2019 decreased $10.0 million, or 7.0%, compared to the three months ended September 30, 2018. Our Total Net Revenue for the three months ended September 30, 2019 decreased $11.5 million, or 8.4%, compared to the three months ended September 30, 2018. This decrease was driven by a decrease in Net Package Revenue of $11.9 million, or 10.0%, and partially offset by an increase in Net Non-package Revenue of $0.4 million, or 2.1%.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$97,838	$100,465	$(2,627)	(2.6)%
Non-comparable Net Package Revenue	9,116	18,345	(9,229)	(50.3)%
Net Package Revenue	106,954	118,810	(11,856)	(10.0)%

Net Non-package Revenue
Comparable Net Non-package Revenue	17,154	15,820	1,334	8.4%
Non-comparable Net Non-package Revenue	1,966	2,899	(933)	(32.2)%
Net Non-package Revenue	19,120	18,719	401	2.1%

Management Fee Revenue
Comparable Management Fee Revenue	83	152	(69)	(45.4)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	83	152	(69)	(45.4)%

Total Net Revenue
Comparable Total Net Revenue	115,075	116,437	(1,362)	(1.2)%
Non-comparable Total Net Revenue	11,082	21,244	(10,162)	(47.8)%
Total Net Revenue	126,157	137,681	(11,524)	(8.4)%
Compulsory tips	5,082	4,904	178	3.6%
Cost Reimbursements	1,586	227	1,359	598.7%
Total revenue	$132,825	$142,812	$(9,987)	(7.0)%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended September 30, 2019 decreased $1.4 million, or 1.2%, compared to the three months ended September 30, 2018. This decrease was driven by a decrease in Comparable Net Package Revenue of $2.6 million, or 2.6%, and partially offset by an increase in Comparable Net Non-package Revenue of $1.3 million, or 8.4%. Comparable Total Net Revenue decreased due to the decreases in Comparable Total Net Revenue at our Yucatán Peninsula and Dominican Republic resorts compared to the three months ended September 30, 2018.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses	$87,252	$91,573	$(4,321)	(4.7)%
Less: compulsory tips	5,082	4,904	178	3.6%
Net Direct Expenses	$82,170	$86,669	$(4,499)	(5.2)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $82.2 million, or 65.1% of Total Net Revenue, for the three months ended September 30, 2019 and $86.7 million, or 62.9% of Total Net Revenue, for the three months ended September 30, 2018.
Net Direct Expenses for the three months ended September 30, 2019 decreased $4.5 million, or 5.2%, compared to the three months ended September 30, 2018. Net Direct Expenses decreased primarily due to our development projects under renovation at

Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort which accounted for $4.1 million of the change. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Food and beverages	$20,063	$21,793	$(1,730)	(7.9)%
Salaries and wages	31,341	31,406	(65)	(0.2)%
Repairs and maintenance	4,231	4,701	(470)	(10.0)%
Utilities and sewerage	9,657	10,834	(1,177)	(10.9)%
Licenses and property taxes	611	805	(194)	(24.1)%
Incentive and management fees	874	2,151	(1,277)	(59.4)%
Franchise / license fees	4,850	4,294	556	12.9%
Transportation and travel expenses	1,076	1,220	(144)	(11.8)%
Laundry and cleaning expenses	1,188	1,269	(81)	(6.4)%
Property and equipment rental expense	494	728	(234)	(32.1)%
Entertainment expenses and decoration	1,704	1,759	(55)	(3.1)%
Office supplies	257	682	(425)	(62.3)%
Other operational expenses	5,824	5,027	797	15.9%
Total Net Direct Expenses	$82,170	$86,669	$(4,499)	(5.2)%
Comparable Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Food and beverages	$18,066	$18,467	$(401)	(2.2)%
Salaries and wages	29,008	29,049	(41)	(0.1)%
Repairs and maintenance	3,947	4,194	(247)	(5.9)%
Utilities and sewerage	8,592	9,099	(507)	(5.6)%
Licenses and property taxes	467	525	(58)	(11.0)%
Incentive and management fees	946	1,500	(554)	(36.9)%
Franchise / license fees	4,501	4,291	210	4.9%
Transportation and travel expenses	971	1,086	(115)	(10.6)%
Laundry and cleaning expenses	1,079	1,107	(28)	(2.5)%
Property and equipment rental expense	442	613	(171)	(27.9)%
Entertainment expenses and decoration	1,620	1,567	53	3.4%
Office supplies	235	575	(340)	(59.1)%
Other operational expenses	4,366	4,289	77	1.8%
Total Net Direct Expenses	$74,240	$76,362	$(2,122)	(2.8)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2019 increased $2.3 million, or 8.0%, compared to the three months ended September 30, 2018. This increase was due primarily to a $1.2 million increase in professional fees.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2019 increased $9.3 million, or 46.1%, compared to the three months ended September 30, 2018. This increase was due to an $8.9 million increase in depreciation from renovations at the Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which included accelerated depreciation on asset disposals.
Interest Expense
Our interest expense for the three months ended September 30, 2019 increased $2.3 million, or 30.1%, as compared to the three months ended September 30, 2018. The increase in interest expense was driven by $4.6 million in additional interest expense due to the change in accounting for our interest rate swaps and a $2.3 million reduction in interest expense due to additional capitalized interest. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense, which resulted in an increase in interest expense of $4.6 million for the three months ended September 30, 2019 and a reduction to interest expense for the three months ended September 30, 2018.
Cash interest paid, excluding the effects of capitalized interest, increased $0.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase in cash interest paid was due to higher interest incurred on the variable portion of our debt.
Income Tax Provision
For the three months ended September 30, 2019, our income tax provision was $1.5 million, compared to a $0.4 million tax provision for the three months ended September 30, 2018. The increase in our income tax provision of $1.1 million was driven primarily by the net impact of an additional discrete tax expense of $4.3 million for future tax liabilities of certain Dominican Republic entities and additional tax expense of $1.5 million due to the shift in the jurisdictional mix of pre-tax book income, offset by a $5.2 million decrease in the discrete tax expense associated with foreign exchange rate fluctuations.

Results of Operations
Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change	% Change
Revenue
Package	$416,978	$402,627	$14,351	3.6%
Non-package	68,975	61,752	7,223	11.7%
Management fees	1,568	503	1,065	211.7%
Cost reimbursements	5,123	349	4,774	1,367.9%
Total revenue	492,644	465,231	27,413	5.9%
Direct and selling, general and administrative expenses
Direct	273,577	250,742	22,835	9.1%
Selling, general and administrative	94,647	87,742	6,905	7.9%
Pre-opening	548	87	461	529.9%
Depreciation and amortization	77,636	51,709	25,927	50.1%
Reimbursed costs	5,123	349	4,774	1,367.9%
Gain on insurance proceeds	—	(2,207)	2,207	(100.0)%
Direct and selling, general and administrative expenses	451,531	388,422	63,109	16.2%
Operating income	41,113	76,809	(35,696)	(46.5)%
Interest expense	(34,796)	(35,151)	355	(1.0)%
Other expense	(2,775)	(1,836)	(939)	51.1%
Net income before tax	3,542	39,822	(36,280)	(91.1)%
Income tax benefit (provision)	10,025	(6,606)	16,631	(251.8)%
Net income	$13,567	$33,216	$(19,649)	(59.2)%
The tables below set forth information for our total portfolio and comparable portfolio with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance” below. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.
Our comparable portfolio for the nine months ended September 30, 2019 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovation, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development open during November 2019.

Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	78.5%	83.2%	(4.7	)pts	(5.6)%
Net Package ADR	$263.99	$257.25	$6.74		2.6%
Net Package RevPAR	$207.22	$214.10	$(6.88)		(3.2)%
	($ in thousands)
Net Package Revenue	$401,637	$390,365	$11,272		2.9%
Net Non-package Revenue	67,347	61,718	5,629		9.1%
Management Fee Revenue	1,568	503	1,065		211.7%
Total Net Revenue	470,552	452,586	17,966		4.0%
Adjusted EBITDA	$130,673	$141,908	$(11,235)		(7.9)%
Adjusted EBITDA Margin	27.8%	31.4%	(3.6	)pts	(11.5)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	80.3%	83.3%	(3.0	)pts	(3.6)%
Net Package ADR	$272.80	$268.86	$3.94		1.5%
Net Package RevPAR	$219.09	$223.93	$(4.84)		(2.2)%
	($ in thousands)
Net Package Revenue	$290,844	$297,169	$(6,325)		(2.1)%
Net Non-package Revenue	48,363	48,123	240		0.5%
Management Fee Revenue	1,568	503	1,065		211.7%
Total Net Revenue	340,775	345,795	(5,020)		(1.5)%
Adjusted EBITDA	$95,754	$102,052	$(6,298)		(6.2)%
Adjusted EBITDA Margin	28.1%	29.5%	(1.4	)pts	(4.7)%
Total Revenue and Total Net Revenue
Our total revenue for the nine months ended September 30, 2019 increased $27.4 million, or 5.9%, compared to the nine months ended September 30, 2018. Our Total Net Revenue for the nine months ended September 30, 2019 increased $18.0 million, or 4.0%, compared to the nine months ended September 30, 2018. This increase was driven by an increase in Net Package Revenue of $11.3 million, or 2.9%, and an increase in Net Non-package Revenue of $5.6 million, or 9.1%. The increase in Total Net Revenue was driven by our non-comparable portfolio, which accounted for a $23.0 million increase over the comparable periods.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$290,844	$297,169	$(6,325)	(2.1)%
Non-comparable Net Package Revenue	110,793	93,196	17,597	18.9%
Net Package Revenue	401,637	390,365	11,272	2.9%

Net Non-package Revenue
Comparable Net Non-package Revenue	48,363	48,123	240	0.5%
Non-comparable Net Non-package Revenue	18,984	13,595	5,389	39.6%
Net Non-package Revenue	67,347	61,718	5,629	9.1%

Management Fee Revenue
Comparable Management Fee Revenue	1,568	503	1,065	211.7%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	1,568	503	1,065	211.7%

Total Net Revenue
Comparable Total Net Revenue	340,775	345,795	(5,020)	(1.5)%
Non-comparable Total Net Revenue	129,777	106,791	22,986	21.5%
Total Net Revenue	470,552	452,586	17,966	4.0%
Compulsory tips	16,969	12,296	4,673	38.0%
Cost Reimbursements	5,123	349	4,774	1,367.9%
Total revenue	$492,644	$465,231	$27,413	5.9%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the nine months ended September 30, 2019 decreased $5.0 million, or 1.5%, compared to the nine months ended September 30, 2018. This decrease was driven by a decrease in Comparable Net Package Revenue of $6.3 million, or 2.1%, and partially offset by an increase in Comparable Net Non-package Revenue of $0.2 million, or 0.5%, and an increase of $1.1 million in Comparable Management Fee Revenue. Comparable Total Net Revenue decreased primarily due to the decreases in Comparable Total Net Revenue at our Yucatán Peninsula and Dominican Republic resorts compared to the nine months ended September 30, 2018.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses	$273,577	$250,742	$22,835	9.1%
Less: compulsory tips	16,969	12,296	4,673	38.0%
Net Direct Expenses	$256,608	$238,446	$18,162	7.6%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $256.6 million, or 54.5%, of Total Net Revenue for the nine months ended September 30, 2019 and $238.4 million, or 52.7%, of Total Net Revenue for the nine months ended September 30, 2018.

Net Direct Expenses for the nine months ended September 30, 2019 increased $18.2 million, or 7.6%, compared to the nine months ended September 30, 2018. Net Direct Expenses increased primarily due to the acquisition of the Sagicor Assets, which accounted for $31.1 million of the change. This increase was partially offset by a decrease of $9.3 million in Net Direct Expenses due to our development projects under renovation at Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Food and beverages	$62,925	$58,576	$4,349	7.4%
Salaries and wages	95,701	87,342	8,359	9.6%
Repairs and maintenance	12,212	11,355	857	7.5%
Utilities and sewerage	28,172	25,103	3,069	12.2%
Licenses and property taxes	2,436	2,299	137	6.0%
Incentive and management fees	5,336	9,038	(3,702)	(41.0)%
Franchise / license fees	17,150	13,941	3,209	23.0%
Transportation and travel expenses	3,535	3,244	291	9.0%
Laundry and cleaning expenses	3,498	3,106	392	12.6%
Property and equipment rental expense	2,404	3,845	(1,441)	(37.5)%
Entertainment expenses and decoration	5,391	5,335	56	1.0%
Office supplies	1,126	1,824	(698)	(38.3)%
Other operational expenses	16,722	13,438	3,284	24.4%
Total Net Direct Expenses	$256,608	$238,446	$18,162	7.6%
Comparable Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2019	2018	Change	% Change
Food and beverages	$41,344	$42,895	$(1,551)	(3.6)%
Salaries and wages	76,385	75,835	550	0.7%
Repairs and maintenance	8,102	8,344	(242)	(2.9)%
Utilities and sewerage	18,639	17,760	879	4.9%
Licenses and property taxes	1,484	1,301	183	14.1%
Incentive and management fees	5,433	6,429	(996)	(15.5)%
Franchise / license fees	13,338	12,831	507	4.0%
Transportation and travel expenses	2,626	2,416	210	8.7%
Laundry and cleaning expenses	1,809	2,033	(224)	(11.0)%
Property and equipment rental expense	1,824	3,276	(1,452)	(44.3)%
Entertainment expenses and decoration	4,492	4,474	18	0.4%
Office supplies	945	1,494	(549)	(36.7)%
Other operational expenses	9,289	10,243	(954)	(9.3)%
Total Net Direct Expenses	$185,710	$189,331	$(3,621)	(1.9)%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2019 increased $6.9 million, or 7.9%, compared to the nine months ended September 30, 2018. This increase was primarily driven by the acquisition of the Sagicor Assets, which accounted for an $8.1 million increase, partially offset by a $3.2 million decrease in transaction expenses.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2019 increased $25.9 million, or 50.1%, compared to the nine months ended September 30, 2018. This increase was due to the acquisition of the Sagicor Assets, which accounted for $8.2 million of the increase, and a $17.3 million increase in depreciation from renovations at the Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which included accelerated depreciation on asset disposals.
Interest Expense
Our interest expense for the nine months ended September 30, 2019 decreased $0.4 million, or 1.0%, compared to the nine months ended September 30, 2018. The decrease in interest expense was driven by a $5.2 million reduction in interest expense due to additional capitalized interest. The decrease was partially offset by an additional $2.9 million in interest expense due to the issuance of the $100.0 million add-on to our Term Loan in 2018 to fund the business combination with Sagicor and an increase of $2.0 million in interest expense due to the change in accounting for our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense, which resulted in an increase of $2.0 million for the nine months ended September 30, 2019 and a reduction to interest expense for the nine months ended September 30, 2018.
Cash interest paid, excluding the effects of capitalized interest, decreased $2.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Cash interest paid on our Term Loan decreased $4.1 million over the comparable period. In 2018, the interest paid in the first half of the year included cash interest for November and December of 2017. The decrease in cash interest paid was offset by an increase in interest paid of $1.8 million due primarily to the issuance of the $100.0 million add-on to our Term Loan to fund the business combination with Sagicor.
Income Tax Benefit
For the nine months ended September 30, 2019, our income tax benefit was $10.0 million, compared to a $6.6 million income tax provision for the nine months ended September 30, 2018. The increase in our income tax benefit of $16.6 million was driven primarily by the net impact of our valuation allowance release of $14.3 million from the newly implemented transfer pricing policy, a $5.5 million increased tax benefit due to the shift in the jurisdictional mix of pre-tax book income and a $2.6 million decrease in the discrete tax expense associated with foreign exchange rate fluctuations, offset by a $4.9 million increase in the discrete tax expense associated with future tax liabilities of certain Dominican Republic entities.
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
Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Management Fee Revenue, Cost Reimbursements, Total Net Revenue and Net Direct Expenses
“Net Package Revenue” is derived from the sale of all-inclusive packages, which include room accommodations, food and beverage services and entertainment activities, net of compulsory tips paid to employees. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Revenue is recognized, net of discounts and rebates, when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized.
“Net Non-package Revenue” represents all other revenues earned from the operations of our resorts, other than Net Package Revenue, net of compulsory tips paid to employees. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net Non-package Revenue includes revenue associated with guests' purchases of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages, which are not included in the all-inclusive package. Revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.
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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and nine months ended September 30, 2019 and 2018, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost Reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating (loss) income or net (loss) income.
“Net Direct Expenses” represents direct expenses, net of compulsory tips paid to employees.
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

We include the non-service cost components of net periodic pension cost recorded within other expense in the Condensed Consolidated Statements of Operations in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
Our comparable resorts for the three months ended September 30, 2019 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovation, Jewel Grande Montego Bay Resort & Spa, which was under renovation in 2018, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development open during November 2019.
Our comparable resorts for the nine months ended September 30, 2019 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which are currently under renovation, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development open during November 2019.
A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended September 30, 2019 and 2018
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$50,996	$57,087	$(6,091)	(10.7)%
Pacific Coast	17,404	16,211	1,193	7.4%
Dominican Republic	14,585	27,580	(12,995)	(47.1)%
Jamaica	43,075	36,651	6,424	17.5%
Segment Owned Net Revenue	126,060	137,529	(11,469)	(8.3)%
Other	14	—	14	100.0%
Management fees	83	152	(69)	(45.4)%
Total Net Revenue	$126,157	$137,681	$(11,524)	(8.4)%

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$13,777	$18,484	$(4,707)	(25.5)%
Pacific Coast	4,495	2,869	1,626	56.7%
Dominican Republic	(1,201)	7,161	(8,362)	(116.8)%
Jamaica	8,802	6,688	2,114	31.6%
Segment Owned Resort EBITDA	25,873	35,202	(9,329)	(26.5)%
Other corporate	(10,126)	(9,322)	(804)	8.6%
Management fees	83	152	(69)	(45.4)%
Total Adjusted EBITDA	$15,830	$26,032	$(10,202)	(39.2)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 19 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended September 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	85.3%	84.4%	0.9	pts	1.1%
Net Package ADR	$225.21	$239.94	$(14.73)		(6.1)%
Net Package RevPAR	$192.00	$202.62	$(10.62)		(5.2)%
	($ in thousands)
Net Package Revenue	$44,292	$50,482	$(6,190)		(12.3)%
Net Non-package Revenue	6,704	6,605	99		1.5%
Owned Net Revenue	50,996	57,087	(6,091)		(10.7)%
Owned Resort EBITDA	$13,777	$18,484	$(4,707)		(25.5)%
Owned Resort EBITDA Margin	27.0%	32.4%	(5.4	)pts	(16.7)%
Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	85.2%	84.4%	0.8	pts	0.9%
Net Package ADR	$227.14	$242.41	$(15.27)		(6.3)%
Net Package RevPAR	$193.56	$204.56	$(11.00)		(5.4)%
	($ in thousands)
Net Package Revenue	$39,140	$41,308	$(2,168)		(5.2)%
Net Non-package Revenue	5,685	5,357	328		6.1%
Owned Net Revenue	44,825	46,665	(1,840)		(3.9)%
Owned Resort EBITDA	$13,423	$14,814	$(1,391)		(9.4)%
Owned Resort EBITDA Margin	29.9%	31.7%	(1.8	)pts	(5.7)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2019 decreased $1.8 million, or 3.9%, compared to the three months ended September 30, 2018. This decrease was primarily driven by a decrease in Net Package ADR of 6.3%. Comparable Owned Net Revenue at all properties decreased $1.8 million. Rates in the Yucatán Peninsula have been depressed given several headwinds impacting the market.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2019 decreased $1.4 million, or 9.4%, compared to the three months ended September 30, 2018. Excluding Hyatt Ziva Cancún, Comparable Owned Resort EBITDA at all other properties decreased $2.0 million compared to the three months ended September 30, 2018. These decreases were offset by the performance of Hyatt Ziva Cancún, which accounted for a $0.6 million increase.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended September 30, 2019 and 2018 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	76.1%	72.5%	3.6	pts	5.0%
Net Package ADR	$236.24	$227.42	$8.82		3.9%
Net Package RevPAR	$179.66	$164.86	$14.80		9.0%
	($ in thousands)
Net Package Revenue	$15,306	$14,045	$1,261		9.0%
Net Non-package Revenue	2,098	2,166	(68)		(3.1)%
Owned Net Revenue	17,404	16,211	1,193		7.4%
Owned Resort EBITDA	$4,495	$2,869	$1,626		56.7%
Owned Resort EBITDA Margin	25.8%	17.7%	8.1	pts	45.8%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2019 increased $1.2 million, or 7.4%, compared to the three months ended September 30, 2018. This increase was due to the strong performance by both properties within this segment. Hyatt Ziva Puerto Vallarta continues to show growth in Net Package ADR after the completion of renovations in 2017.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2019 increased $1.6 million, or 56.7%, compared to the three months ended September 30, 2018. This increase was due to increased Owned Net Revenue, as well as a continued focus on controlling operating expenses by both properties within this segment.
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended September 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	54.9%	79.6%	(24.7	)pts	(31.0)%
Net Package ADR	$156.30	$165.90		$(9.60)	(5.8)%
Net Package RevPAR	$85.85	$132.10		$(46.25)	(35.0)%
	($ in thousands)
Net Package Revenue	$11,658	$22,800		$(11,142)	(48.9)%
Net Non-package Revenue	2,927	4,780	(1,853)		(38.8)%
Owned Net Revenue	14,585	27,580	(12,995)		(47.1)%
Owned Resort EBITDA	$(1,201)	$7,161		$(8,362)	(116.8)%
Owned Resort EBITDA Margin	(8.2)%	26.0%	(34.2	)pts	(131.5)%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	59.6%	79.3%	(19.7	)pts	(24.8)%
Net Package ADR	$153.45	$166.89		$(13.44)	(8.1)%
Net Package RevPAR	$91.53	$132.27		$(40.74)	(30.8)%
	($ in thousands)
Net Package Revenue	$9,431	$13,629		$(4,198)	(30.8)%
Net Non-package Revenue	2,502	3,129	(627)		(20.0)%
Owned Net Revenue	11,933	16,758	(4,825)		(28.8)%
Owned Resort EBITDA	$811	$4,257		$(3,446)	(80.9)%
Owned Resort EBITDA Margin	6.8%	25.4%	(18.6	)pts	(73.2)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2019 decreased $4.8 million, or 28.8%, compared to the three months ended September 30, 2018. This decrease was due to a decrease in Net Package RevPAR of 30.8% over the same period in the prior year, driven by a decrease in Occupancy of 1,970 basis points and a decrease in Net Package ADR of 8.1%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2019 decreased $3.4 million, or 80.9%, compared to the three months ended September 30, 2018. This decrease was a direct impact of the decrease in Comparable Owned Net Revenue discussed above. The negative press regarding the Dominican Republic, and corresponding near-term business disruption, had a negative impact on third quarter results in this segment.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended September 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	78.3%	74.3%	4.0	pts	5.4%
Net Package ADR	$254.72	$247.82	$6.90		2.8%
Net Package RevPAR	$199.40	$184.18	$15.22		8.3%
	($ in thousands)
Net Package Revenue	$35,698	$31,483	$4,215		13.4%
Net Non-package Revenue	7,377	5,168	2,209		42.7%
Owned Net Revenue	43,075	36,651	6,424		17.5%
Owned Resort EBITDA	$8,802	$6,688	$2,114		31.6%
Owned Resort EBITDA Margin	20.4%	18.2%	2.2	pts	12.1%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	78.2%	74.3%	3.9	pts	5.2%
Net Package ADR	$254.16	$247.82	$6.34		2.6%
Net Package RevPAR	$198.67	$184.18	$14.49		7.9%
	($ in thousands)
Net Package Revenue	$33,961	$31,483	$2,478		7.9%
Net Non-package Revenue	6,855	5,168	1,687		32.6%
Owned Net Revenue	40,816	36,651	4,165		11.4%
Owned Resort EBITDA	$8,790	$6,688	$2,102		31.4%
Owned Resort EBITDA Margin	21.5%	18.2%	3.3	pts	18.1%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2019 increased $4.2 million, or 11.4%, compared to the three months ended September 30, 2018. This increase was primarily due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall and Hilton Rose Hall Resort & Spa, which accounted for $4.1 million of the increase in Comparable Owned Net Revenue compared to the three months ended September 30, 2018.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2019 increased $2.1 million, or 31.4%, compared to the three months ended September 30, 2018. This increase was primarily due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for $1.8 million of the increase in Comparable Owned Resort EBITDA compared to three months ended September 30, 2018. This property continues to show positive results after the completion of renovations in 2017 combined with improvements in cost control and expansion of direct sales channels.
Segment Results
Nine Months Ended September 30, 2019 and 2018
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$180,981	$200,025	$(19,044)	(9.5)%
Pacific Coast	65,061	65,081	(20)	—%
Dominican Republic	70,226	99,493	(29,267)	(29.4)%
Jamaica	152,686	87,141	65,545	75.2%
Segment Owned Net Revenue	468,954	451,740	17,214	3.8%
Other (1)	30	343	(313)	(91.3)%
Management Fee Revenue	1,568	503	1,065	211.7%
Total Net Revenue	$470,552	$452,586	$17,966	4.0%

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$67,087	$83,814	$(16,727)	(20.0)%
Pacific Coast	25,451	23,327	2,124	9.1%
Dominican Republic	17,305	35,174	(17,869)	(50.8)%
Jamaica	47,781	25,421	22,360	88.0%
Segment Owned Resort EBITDA	157,624	167,736	(10,112)	(6.0)%
Other corporate	(28,519)	(26,331)	(2,188)	8.3%
Management Fee Revenue	1,568	503	1,065	211.7%
Total Adjusted EBITDA	$130,673	$141,908	$(11,235)	(7.9)%
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
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the nine months ended September 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	84.9%	87.0%	(2.1	)pts	(2.4)%
Net Package ADR	$261.93	$276.11	$(14.18)		(5.1)%
Net Package RevPAR	$222.42	$240.17	$(17.75)		(7.4)%
	($ in thousands)
Net Package Revenue	$158,487	$177,553	$(19,066)		(10.7)%
Net Non-package Revenue	22,494	22,472	22		0.1%
Owned Net Revenue	180,981	200,025	(19,044)		(9.5)%
Owned Resort EBITDA	$67,087	$83,814	$(16,727)		(20.0)%
Owned Resort EBITDA Margin	37.1%	41.9%	(4.8	)pts	(11.5)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	85.4%	87.4%	(2.0	)pts	(2.3)%
Net Package ADR	$262.09	$273.11	$(11.02)		(4.0)%
Net Package RevPAR	$223.78	$238.73	$(14.95)		(6.3)%
	($ in thousands)
Net Package Revenue	$134,198	$143,054	$(8,856)		(6.2)%
Net Non-package Revenue	18,779	18,356	423		2.3%
Owned Net Revenue	152,977	161,410	(8,433)		(5.2)%
Owned Resort EBITDA	$57,695	$64,943	$(7,248)		(11.2)%
Owned Resort EBITDA Margin	37.7%	40.2%	(2.5	)pts	(6.2)%
 Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2019 decreased $8.4 million, or 5.2%, compared to the nine months ended September 30, 2018. This decrease was primarily driven by a decrease in Occupancy of 200 basis points and a decrease of 4.0% in Net Package ADR. Excluding Panama Jack Resorts Cancún, Comparable Owned Net Revenue at all other properties decreased $9.3 million compared to the nine months ended September 30, 2018. These decreases were offset by a $0.9 million increase in Panama Jack Resorts Cancún. Rates in the Yucatán Peninsula have been depressed given several headwinds impacting the market.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2019 decreased $7.2 million, or 11.2%, compared to the nine months ended September 30, 2018. Excluding Panama Jack Resorts Cancún, Comparable Owned Resort EBITDA at all other properties decreased $7.5 million compared to the nine months ended September 30, 2018. All properties within this segment have also been affected by increased insurance premiums and energy costs year over year which contributed to a $1.0 million decrease in Comparable Owned Resort EBITDA compared to the nine months ended September 30, 2018.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the nine months ended September 30, 2019 and 2018 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	76.2%	76.7%	(0.5	)pts	(0.7)%
Net Package ADR	$292.73	$282.56	$10.17		3.6%
Net Package RevPAR	$222.92	$216.77	$6.15		2.8%
	($ in thousands)
Net Package Revenue	$56,354	$54,800	$1,554		2.8%
Net Non-package Revenue	8,707	10,281	(1,574)		(15.3)%
Owned Net Revenue	65,061	65,081	(20)		—%
Owned Resort EBITDA	$25,451	$23,327	$2,124		9.1%
Owned Resort EBITDA Margin	39.1%	35.8%	3.3	pts	9.2%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2019 remained steady compared to the nine months ended September 30, 2018. The performance of the Hyatt Ziva Los Cabos accounted for a $2.1 million decrease in Owned Net Revenue compared to the nine months ended September 30, 2018. These results were offset by a $2.1 million increase from Hyatt Ziva Puerto Vallarta, which continues to show growth in Net Package ADR after the completion of renovations in 2017.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2019 increased $2.1 million, or 9.1%, compared to the nine months ended September 30, 2018. This increase was due to the performance of Hyatt Ziva Puerto Vallarta, which increased Owned Resort EBITDA by $2.0 million compared to the nine months ended September 30, 2018. The remaining increase was due to Hyatt Ziva Los Cabos, which increased $0.1 million in Owned Resort EBITDA compared to the nine months ended September 30, 2018. Group business, which generates higher rates and additional non-package revenue, was significantly lower in the first quarter of 2019 compared to 2018, but was partially offset for the nine months ended September 30, 2019 by a significant improvement in group business during the second quarter of 2019.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the nine months ended September 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	66.9%	84.8%	(17.9	)pts	(21.1)%
Net Package ADR	$196.91	$193.11	$3.80		2.0%
Net Package RevPAR	$131.77	$163.72		$(31.95)	(19.5)%
	($ in thousands)
Net Package Revenue	$58,304	$83,849		$(25,545)	(30.5)%
Net Non-package Revenue	11,922	15,644	(3,722)		(23.8)%
Owned Net Revenue	70,226	99,493	(29,267)		(29.4)%
Owned Resort EBITDA	$17,305	$35,174		$(17,869)	(50.8)%
Owned Resort EBITDA Margin	24.6%	35.4%	(10.8	)pts	(30.5)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	76.1%	85.0%	(8.9	)pts	(10.5)%
Net Package ADR	$197.27	$194.71	$2.56		1.3%
Net Package RevPAR	$150.12	$165.47		$(15.35)	(9.3)%
	($ in thousands)
Net Package Revenue	$45,899	$50,593		$(4,694)	(9.3)%
Net Non-package Revenue	9,550	9,943	(393)		(4.0)%
Owned Net Revenue	55,449	60,536	(5,087)		(8.4)%
Owned Resort EBITDA	$16,787	$21,549		$(4,762)	(22.1)%
Owned Resort EBITDA Margin	30.3%	35.6%	(5.3	)pts	(14.9)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2019 decreased $5.1 million, or 8.4%, compared to the nine months ended September 30, 2018. This decrease was driven by a decrease in Occupancy of 890 basis points, which was partially offset by an increase of 1.3% in Net Package ADR.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2019 decreased $4.8 million, or 22.1%, compared to the nine months ended September 30, 2018. This decrease was due to the performance of all properties in this segment, but was partially driven by Dreams Punta Cana due to a non-recurring gain from business interruption insurance proceeds of $1.5 million during the nine months ended September 30, 2018. The negative press regarding the Dominican Republic, and corresponding near-term business disruption, had a negative impact on results in this segment for the nine months ended September 30, 2019.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the nine months ended September 30, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	80.6%	77.2%	3.4	pts	4.4%
Net Package ADR	$300.38	$301.13	$(0.75)		(0.2)%
Net Package RevPAR	$242.26	$232.44	$9.82		4.2%
	($ in thousands)
Net Package Revenue	$128,492	$74,163	$54,329		73.3%
Net Non-package Revenue	24,194	12,978	11,216		86.4%
Owned Net Revenue	152,686	87,141	65,545		75.2%
Owned Resort EBITDA	$47,781	$25,421	$22,360		88.0%
Owned Resort EBITDA Margin	31.3%	29.2%	2.1	pts	7.2%

Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	76.2%	75.5%	0.7	pts	0.9%
Net Package ADR	$421.88	$381.51	$40.37		10.6%
Net Package RevPAR	$321.36	$287.85	$33.51		11.6%
	($ in thousands)
Net Package Revenue	$54,393	$48,722	$5,671		11.6%
Net Non-package Revenue	11,297	9,200	2,097		22.8%
Owned Net Revenue	65,690	57,922	7,768		13.4%
Owned Resort EBITDA	$22,772	$18,061	$4,711		26.1%
Owned Resort EBITDA Margin	34.7%	31.2%	3.5	pts	11.2%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2019 increased $7.8 million, or 13.4%, compared to the nine months ended September 30, 2018. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for the full $7.8 million increase in Comparable Owned Net Revenue compared to the nine months ended September 30, 2018. This property continues to show positive growth after the completion of renovations in 2017.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2019 increased $4.7 million, or 26.1%, compared to the nine months ended September 30, 2018. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for the full $4.7 million increase in Comparable Owned Resort EBITDA compared to the nine months ended September 30, 2018. This property continues to show positive growth after the completion of renovations in 2017.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(30,461)	$(5,422)	$13,567	$33,216
Interest expense	9,936	7,637	34,796	35,151
Income tax provision (benefit)	1,530	379	(10,025)	6,606
Depreciation and amortization	29,417	20,138	77,636	51,709
EBITDA	10,422	22,732	115,974	126,682
Other expense (a)	2,537	390	2,775	1,836
Share-based compensation	1,850	1,182	6,612	5,072
Pre-opening expenses	257	87	548	87
Transaction expense (b)	1,253	1,447	4,493	7,678
Severance expense (c)	6	333	139	333
Other tax (benefit) expense (d)	(318)	399	484	1,257
Jamaica delayed opening accrual reversal (e)	—	—	—	(342)
Gain on property damage insurance proceeds	—	(203)	—	(203)
Non-service cost components of net periodic pension cost (f)	(177)	(335)	(352)	(492)
Adjusted EBITDA	15,830	26,032	130,673	141,908
Other corporate	10,126	9,322	28,519	26,331
Management fee income	(83)	(152)	(1,568)	(503)
Owned Resort EBITDA	25,873	35,202	157,624	167,736
Less: Non-comparable Owned Resort EBITDA (g)	(1,646)	6,574	34,919	39,856
Comparable Owned Resort EBITDA	$27,519	$28,628	$122,705	$127,880
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including our business combination with Sagicor in 2018; the redesign and build-out of our internal controls and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.

(c)	Represents expenses incurred for employee terminations.

(d)
Relates primarily to a Dominican Republic asset/revenue tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax provision we eliminate from our calculation of EBITDA. Other Tax Benefit in the third quarter of 2019 is related to an asset tax exemption received within the quarter, which resulted in a reversal of the previously recorded expense.

(e)
Represents a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. This reversal concluded in the first quarter of 2018.

(f)
Represents the non-service cost components of net periodic pension cost recorded within other expense in the Condensed Consolidated Statements of Operations. We include these costs for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(g)
Non-comparable Owned Resort EBITDA for the three months ended September 30, 2019 includes the Hilton La Romana All-Inclusive Resort, Hilton Playa del Carmen All-Inclusive Resort, Jewel Grande Montego Bay Resort & Spa and Hyatt Ziva and Hyatt Zilara Cap Cana. Non-comparable Owned Resort EBITDA for the nine months ended September 30, 2019 includes the Hilton La Romana All-Inclusive Resort, Hilton Playa del Carmen All-Inclusive Resort, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach & Golf Resort, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa and Hyatt Ziva and Hyatt Zilara Cap Cana.

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

Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing our outstanding indebtedness, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of September 30, 2019, we had $26.9 million of scheduled contractual obligations remaining in 2019.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. We had cash and cash equivalents of $28.2 million as of September 30, 2019, compared to $137.7 million as of September 30, 2018. We plan to fund our remaining development costs for 2019 with the cash we have on hand, cash generated from operations and draws on our Revolving Credit Facility. As of September 30, 2019, there was $0 outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of September 30, 2019, our total debt obligations were $989.0 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.3 million issuance discount on our Term Loan and $3.8 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$93,050	$91,056
Net cash used in investing activities	$(163,356)	$(161,682)
Net cash (used in) provided by financing activities	$(17,882)	$92,119

Net Cash Provided by Operating Activities
Our net cash provided by operating activities is generated primarily from operating income from our resorts. For the nine months ended September 30, 2019 and 2018, our net cash provided by operating activities totaled $93.1 million and $91.1 million, respectively. Net income of $13.6 million for the nine months ended September 30, 2019 included significant non-cash expenses, including:

•	$77.6 million of depreciation and amortization;

•	$6.6 million of share-based compensation; and

•	$0.2 million loss on the fair value of our interest rate swaps.
These non-cash expenses were offset by changes in our assets and liabilities through the normal course of operations. Net income of $33.2 million for the nine months ended September 30, 2018 included significant non-cash and cash expenses, including:

•	$51.7 million of depreciation and amortization;

•	$5.1 million of share based compensation; and

•	$1.8 million gain on the fair value of our interest rates swaps.
These expenses were offset by changes in our assets and liabilities through the normal course of operations.
Activity for the nine months ended September 30, 2019:

•	Net decrease in interest expense of $0.4 million;

•	Transaction expenses of $4.5 million; and

•	Share-based compensation expense of $6.6 million.
Activity for the nine months ended September 30, 2018:

•	Net decrease in interest expense of $6.0 million, which was due to the net impact of the following:

◦	$2.7 million in capitalized interest, which is an offset to interest expense;

◦	The paydown of our former Senior Notes due 2020 in April and December 2017, which accounted for an additional $0.8 million decrease in interest expense; and

◦	The change in valuation of our interest rate swaps, which resulted in a $1.9 million decrease in interest expense. We had no interest rate swaps in 2017.

•	Transaction expenses of $7.7 million; and

•	Share-based compensation expense of $5.1 million.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2019 and 2018, our net cash used in investing activities was $163.4 million and $161.7 million, respectively.

Activity for the nine months ended September 30, 2019:

•	Purchases of property and equipment of $165.5 million;

•	Purchase of intangibles of $2.5 million;

•	Property damage insurance proceeds of $2.0 million; and

•	Receipt of key money of $2.5 million.
Activity for the nine months ended September 30, 2018:

•	Acquisition of a portfolio of all-inclusive resorts and adjacent developable land sites from Sagicor of $93.1 million;

•	Purchases of property and equipment of $67.3 million; and

•	Purchase of intangibles of $1.5 million.
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
The following table summarizes our cash paid for capital expenditures for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Development Capital Expenditures
Hyatt Ziva and Hyatt Zilara Rose Hall	$—	$1,160
Hyatt Ziva Puerto Vallarta	—	626
Panama Jack Resorts Cancún	—	3,380
Hyatt Zilara Cancún	—	1,221
Panama Jack Resorts Playa del Carmen	—	1,007
Hilton Playa del Carmen All-Inclusive Resort	11,873	—
Hilton La Romana All-Inclusive Resort	35,861	—
Hyatt Ziva and Hyatt Zilara Cap Cana	104,666	49,798
Total Development Capital Expenditures	152,400	57,192
Maintenance Capital Expenditures (1)	13,084	10,060
Total Capital Expenditures	$165,484	$67,252
________

(1)	Typically, maintenance capital expenditures approximate 3% to 4% of Total Net Revenue.

Net Cash Used in and Provided by Financing Activities
Our net cash used in financing activities was $17.9 million for the nine months ended September 30, 2019 compared to $92.1 million in cash provided by financing activities for the nine months ended September 30, 2018.
Activity for the nine months ended September 30, 2019:

•	Principal payments on our Term Loan of $7.6 million; and

•	Purchases of ordinary shares of $10.3 million.

Activity for the nine months ended September 30, 2018:

•	Principal payments on our existing term loan of $7.3 million; and

•	Proceeds from debt issuance of $99.5 million.
Share Repurchases
On December 14, 2018, our Board authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the third quarter of 2019, we purchased 846,418 ordinary shares at an average price of $7.54 per share. From October 1, 2019 through October 31, 2019 we purchased an additional 139,649 of our ordinary shares at an average price of $7.74 per share. As of October 31, 2019, we have purchased a total of 1,536,074 shares and there was approximately $88.3 million remaining under our share repurchase authorization.
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

Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of September 30, 2019 ($ in thousands):

	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility (2)	$103	$936	$161	$—	$1,200
Term Loan principal payments	2,525	20,200	20,200	946,048	988,973
Term Loan interest payments (3)	13,333	106,043	94,207	13,235	226,818
Hyatt Ziva and Hyatt Zilara Cap Cana land purchase obligation	10,625	—	—	—	10,625
Operating lease obligations	241	2,027	1,860	3,579	7,707
Pension obligation	39	1,134	1,345	4,771	7,289
Total contractual obligations	$26,866	$130,340	$117,773	$967,633	$1,242,612
________

(1)	The period less than 1 year represents remaining obligations in 2019.

(2)
The commitment on our Revolving Credit Facility is calculated based on the contractual commitment fee of 0.5% applied to the undrawn balance of $100.0 million as we had no outstanding balance on our Revolving Credit Facility as of September 30, 2019.

(3)
The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 3.97% to 5.60%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and nine months ended September 30, 2019 and 2018.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of September 30, 2019, 19% of our outstanding indebtedness bore interest at floating rates and 81% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.9 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $1.9 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2019 approximately 5.2% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 80.1% of our operating expenses for the nine months ended September 30, 2019 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2019 would have impacted our net income before tax by approximately $6.3 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2019 would have impacted our net income before tax by approximately $2.2 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2019 would have impacted our net income before tax by approximately $4.6 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, and considering the continuing review of controls and procedures that is being conducted by our Chief Executive Officer and Chief Financial Officer, including the remedial actions and the material weakness in internal control over financial reporting disclosed below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (“Form 10-K”), we have identified, and Deloitte & Touche, LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, included in our Form 10-K and the related Condensed Financial Information of Registrant included in this quarterly report, has communicated, a material weakness in our internal control over financial reporting that existed as December 31, 2018. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2018, which has not been remediated as of September 30, 2019:

•
Our information technology controls, including system access, change management, and segregation of duties are not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration.

We continue to take steps to remediate the identified material weakness. We engaged a third-party consulting firm to assist us with the implementation of SAP, which is a global information technology solution designed to address the elements which give rise to our material weakness. As of September 30, 2019, SAP was successfully implemented in our corporate entities, at all of our properties in Mexico, and at several of our properties in the Dominican Republic and Jamaica. We expect to implement SAP in our remaining operational entities in the fourth quarter of 2019. However, effectiveness will need to be successfully tested before we can conclude that the material weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.

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
Item 1A. Risk Factors.

At September 30, 2019, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2019:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands) (2)
July 1, 2019 to July 31, 2019	345,164	$7.53	345,164	$93,165
August 1, 2019 to August 31, 2019	365,689	7.42	365,689	90,453
September 1, 2019 to September 30, 2019	135,565	7.93	135,565	89,379
Total	846,418	$7.54	846,418	$89,379
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

10.1*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

10.2*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Management USA, LLC, and Alexander Stadlin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

10.3*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Management USA, LLC, and Kevin Froemming (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

31.1
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract and/or compensatory plan and arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 6, 2019	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 6, 2019	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)