Form 10-K
period 2019-12-31
Playa Hotels & Resorts N.V.
filed 2020-02-27
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
 _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
+ 31 20 571 12 02
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

As of June 30, 2019, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $431.5 million (based upon the closing sale price of the registrant's ordinary shares on June 30, 2019 on the NASDAQ).

As of February 21, 2020, there were 129,173,961 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2020 annual general meeting of shareholders to be held on May 14, 2020.

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

•
the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future, including the recent rebranding of two of our resorts under the all-inclusive “Hilton” brand and rebranding of certain resorts acquired from Sagicor (as defined below) in Jamaica;

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

•	changes in personnel and availability of qualified personnel;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	outbreak of widespread contagious diseases;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	the volatility of the market price and liquidity of our ordinary shares and other of our securities; and

•	the increasingly competitive environment in which we operate.

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
Our financial statements, other financial information and operating statistics presented in this Form 10-K reflect the results of our Predecessor for all periods prior to the Closing Time. Our financial statements and other financial information also include the consolidation of Pace from the Closing Time of the Pace Business Combination to December 31, 2019.

On June 1, 2018, we completed a business combination with certain companies affiliated with Sagicor Group Jamaica Limited (collectively “Sagicor”) whereby Sagicor contributed to us a portfolio of five all-inclusive resorts, two adjacent oceanfront developable land sites with a potential density of up to 700 rooms and all of Sagicor's rights to “The Jewel” hotel brand (collectively the “Sagicor Assets”). The resorts included in the portfolio consist of the 495-room Hilton Rose Hall Resort & Spa, the 268-room Jewel Runaway Bay Beach Resort & Waterpark, the 250-room Jewel Dunn’s River Beach Resort & Spa, the 225-room Jewel Paradise Cove Beach Resort & Spa and the 217-room Jewel Grande Montego Bay Resort & Spa (where we own 88 rooms and manage 129 rooms). Previously, the resorts we acquired from Sagicor were managed by an external third-party but we assumed management of these resorts upon the closing of the transaction. Consideration for the Sagicor Assets consisted of 20,000,000 of our ordinary shares and $93.1 million in cash. In addition, two individuals nominated by Sagicor joined Playa’s Board of Directors upon the consummation of the transaction.

Our financial statements and other financial information include the consolidation of the Sagicor Assets from June 2, 2018 to December 31, 2019.

PART I
Item 1. Business.
Overview

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2019, we owned and/or managed a total portfolio consisting of 23 resorts (8,690 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa’s strategy is to leverage its globally recognized brand partnerships in order to capitalize on the gap between the 14% U.S. brand-affiliated room supply in the regions in which we operate and the nearly 45% of visitors that come from the U.S. This strategy should drive outsized returns for our shareholders and enhance the lives of our associates and the communities in which we operate.

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

We have strategic relationships with both Hyatt and Hilton, two of the preeminent globally recognized hotel brands. Hyatt’s and Hilton’s selection of Playa as its strategic partner in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America reflects their confidence and conviction in Playa’s best-in-class stewardship of all-inclusive resorts and provides us with unique advantages, including the following:

•	Access to worldwide reservation systems, global marketing scale, and approximately 125 million hotel loyalty members to drive revenue growth;

•	Higher propensity for guests to book direct, which results in significantly improved returns over bookings from online tour operators;

•	Lower customer acquisition costs, and higher net Average Daily Rates (ADRs);

•	Higher Net Asset value for branded hotels affiliated with global franchisors;

•	Lower cost of financing for properties affiliated with top tier brands;

•	Brand partners are a second set of eyes, focused on maximizing returns;

•	Immediate customer recognition for a new or converted resort;

•	Exposure to new consumers, who may not be familiar with the all-inclusive model;

•	Access to guests from different regions, creating a better segmentation mix, reducing the risk from an owner’s perspective;

•	Stronger marketing and public relations presence;

•	Brands are proven to reduce price sensitivity and encourage purchase decisions, resulting in higher revenues;

•	Branded resorts, on average, have higher occupancy than non-branded resorts;

•	Branded resorts have higher rates of group business; and

•	Branded resorts have lower failure rates.

We have an exclusive agreement with Panama Jack International, Inc. (“Panama Jack”), a consumer products company that focuses on resort clothes and furnishings and sun care products, that provides us with the right to develop and own and/or manage all-inclusive resorts under the Panama Jack brand in certain regions. We currently own two resorts operated under the Panama Jack Brand. We also own and operate five resorts in Jamaica that we acquired from Sagicor in June 2018, four of which are operated under the Jewel brand. Other resorts in our portfolio operate under the Dreams, Sanctuary, and Secrets brands.

In the fourth quarter of 2019, we completed and opened our first ever ground-up development project, the Hyatt Ziva and Hyatt Zilara Cap Cana. We also completed significant renovation work at the Hilton Playa del Carmen All-Inclusive Resort, Hilton La Romana All-Inclusive Adult Resort and the Hilton La Romana All-Inclusive Family Resort during the fourth quarter of 2019 as part of the rebranding and conversion of those respective hotels.

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. For further discussion about our operating segments and financial information about the geographic regions in which we operate, please see Segment Results in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to the accompanying Consolidated Financial Statements.
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

•
Diversified Portfolio of All-Inclusive Resorts. We currently offer our guests resorts located in four main geographic markets and across a number of price points. This diversity helps to foster loyalty among our guests and to drive repeat business. As of December 31, 2019, we operated resorts under eight brands. Having multiple brands to offer owners and developers is essential to our ability to secure management agreements and high-return acquisitions since having a family of brands mitigates the risks of brand-on-brand supply growth and subsequent cannibalization.

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

•
Integrated and Scalable Operating Platform. We believe we have developed a scalable resort management platform designed to improve operating efficiency at the 19 resorts we currently manage. Our platform enables us to integrate additional resorts we may acquire, manage hotels owned by third-parties and potentially internalize the management of the four resorts we own, but do not manage. Our platform also enables managers of each of our key functions, including sales, marketing and resort management, to observe, analyze, share and respond to trends throughout our portfolio. As a result, we are able to implement management initiatives on a real-time and portfolio-wide basis.

•
Strategic Relationship with Hyatt to Develop All-Inclusive Resorts. Our strategic relationship with Hyatt, which indirectly beneficially owned approximately 9.2% of our ordinary shares as of December 31, 2019, provides us with a range of benefits, including the right to operate certain of our existing resorts under the Hyatt Ziva and Hyatt Zilara brands (the “Hyatt All-Inclusive Resort Brands”) in certain countries and, through December 31, 2021, certain rights with respect to the development and management of future Hyatt All-Inclusive Resort Brands resorts in Mexico, Costa Rica, the Dominican Republic, Jamaica and Panama (the “Market Area”).

The Hyatt Ziva brand is marketed as an all-inclusive resort brand for all-ages and the Hyatt Zilara brand is marketed as an all-inclusive resort brand for adults-only. We believe these brands are currently Hyatt’s primary vehicle for all-inclusive resort growth and demonstrate Hyatt’s commitment to the all-inclusive model. The Hyatt All-Inclusive Resort Brands have access to Hyatt’s low cost and high margin distribution channels, such as Hyatt guests using the World of Hyatt® guest loyalty program (which had approximately 22 million members as of December 31, 2019), Hyatt’s reservation system, Hyatt's mobile application and website and Hyatt’s extensive group sales business. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt and our company and resort websites.

•
Strategic Relationship with Hilton to Develop All-Inclusive Resorts. Our strategic alliance with Hilton affords us with the opportunity to leverage our management expertise and obtain access to Hilton's global portfolio of brands and over 103 million Hilton Honors members as of December 31, 2019. During 2018, we successfully converted two of our resorts into three Hilton all-inclusive resorts, with the potential to convert, develop or manage up to an additional eight resorts in certain locations in the Caribbean, Mexico, and South and Central America by 2025. Our strategic alliance with Hilton further diversifies our portfolio, enables us to reach more potential guests and greatly reduces our customer acquisition costs.

•	Experienced Leadership with a Proven Track Record. Our senior management team has significant experience in the lodging industry, including operating all-inclusive resorts.

•
Mr. Wardinski, our Chief Executive Officer has over 30 years of experience in the hospitality industry, founded our Predecessor and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline Corporation, an independent hotel owner, lessee and manager; and Crestline Capital Corporation, a New York Stock Exchange (“NYSE”) listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, an NYSE-listed owner of upscale full-service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)) and various roles with Marriott International, Inc. As of December 31, 2019, approximately 2.3% of our outstanding ordinary shares are beneficially owned by Mr. Wardinski.

•
Mr. Stadlin, our Chief Operating Officer and Chief Executive Officer of our resort management company, has over 40 years of experience in the hospitality industry and was employed by Marriott International, Inc. for 33 years during which he spent 12 years working on its expansion into Latin America.

•
Mr. Froemming, our Chief Commercial Officer, has over 23 years of experience in the hospitality industry and spent 10 years as the sales and marketing leader of Sandals Resorts International, leading the growth of its two well-known all-inclusive brands, Sandals and Beaches.

•
Mr. Hymel, our Chief Financial Officer, has over 17 years of experience working within the hospitality sector. He previously served as Senior Vice President and Treasurer of Playa and has worked at Barceló Crestline Corporation and Crestline Capital Corporation, two hotel and resort owners and operators.

Our Business and Growth Strategies
Our goal is to be the leading owner, operator and developer of all-inclusive beachfront resorts in the markets we serve and to generate attractive risk-adjusted returns above our cost of capital and create value for our shareholders by implementing the following business and growth strategies:

•
Selectively Pursue Strategic Growth Opportunities. The all-inclusive segment of the lodging industry is highly fragmented. We believe that we are well positioned to grow our portfolio through acquisitions and partnerships in the all-inclusive segment of the lodging industry, such as the recent acquisition of the Sagicor Assets. We believe that our extensive experience in all-inclusive resort operations, brand relationships, acquisition, expansion, renovation, repositioning and rebranding, established and scalable management platform and ability to offer NASDAQ-listed ordinary shares to potential resort sellers will make us a preferred asset acquirer.

•
Secure New Management Agreements. We intend to pursue opportunities to capitalize on our scalable and integrated resort management platform and our expertise and experience with managing all-inclusive resorts, by seeking to manage all-inclusive resorts owned by third parties for a fee and to potentially, over time, internalize the management of resorts we own that are currently managed by a third-party. For example, in September 2017, we entered into a long-term agreement to manage the 323-room Sanctuary Resort in Cap Cana, and in June 2018, we secured a long-term agreement to manage 129 rooms at the Jewel Grande Montego Bay Resort & Spa. We will also look to make minority investments in high return projects to obtain management agreements.

•
Utilization of New Technologies and Leverage of Big Data. We utilize numerous technologies aimed at improving guest satisfaction and shareholder returns. We recently launched a new website using a new search engine and metasearch optimization tools aimed at driving direct bookings, our lowest cost customer acquisition channel. As a result, we benefited from more direct business at our Playa-managed hotels in 2019. Our percentage of direct stays increased from 17.2% in 2018 to 23.1% in 2019 and our percentage of direct bookings, including future stays, increased from 21.6% in 2018 to 30.3% in 2019.
We also recently launched a new end-to-end technology at select resorts which uses sophisticated algorithms to identify in real-time what upgrades, packages and pricing to offer guests. This enables us to provide guests with several options to enhance their experience, while increasing revenue post-booking. Other new technological innovations underway include our recently launched travel agent portal, which facilitates travel agent bookings without the additional commission layer of a tour and travel operator, as well as the continued launch of our new yield management system, which should maximize guest revenues by optimizing both package rates and channel mix.
Additionally, by virtue of our partnerships with Hyatt and Hilton, we have greatly increased our access to member data and analytics with respect to millions of guests, further enabling us to drive lower customer acquisition costs, bookings and revenues.

•
Disposition of non-core assets. We continuously monitor, review and optimize our portfolio to align with our strategic vision and maximize our return on invested capital. As part of this ongoing process, we may sell assets that no longer fit our criteria for capital investment. We will look to use proceeds from asset sales to pay down debt, repurchase common shares, reinvest in projects within our existing portfolio or pursue new growth opportunities.

Playa’s Hyatt Resort Agreements

For each Playa resort using a Hyatt All-Inclusive Brand, the Hyatt franchise agreements (the “Hyatt Resort Agreements”) grant to each of Playa and any third party owner for whom Playa serves as hotel operator (each a “Resort Owner”) the right, and such Resort Owner undertakes the obligation, to use Hyatt’s hotel system and system standards to build or convert and operate the resort subject to the franchise agreement. Each franchise agreement between Hyatt and such Resort Owner has an initial 15-year term and Hyatt has two options to extend the term for an additional term of five years each or 10 years in the aggregate. Hyatt provides initial and ongoing training and guidance, marketing assistance and other assistance to each Resort Owner (and Playa as the resort’s manager) in connection with the resort’s development and operation. As part of this assistance, Hyatt reviews and approves the initial design and related elements of the resort. Hyatt also arranges for the provision of certain mandatory services, as well as (at the Resort Owner’s option) certain non-mandatory services, relating to the resort’s development and operation. In return, each Resort Owner agrees to operate the resort according to Hyatt’s operating procedures and its brand, quality assurance and other standards and specifications. This includes complying with Hyatt’s requirements relating to the central reservation system, global distribution systems and alternative distribution systems. In addition to the Hyatt franchise agreement, each Hyatt franchise Resort Owner enters into additional agreements with Hyatt pertaining to the development and operation of such new Hyatt All-Inclusive Resort Brand resort, including a trademark sublicense agreement, a World of Hyatt® guest loyalty program agreement, a chain marketing services agreement and a reservations agreement.

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

The Hilton Strategic Alliance Agreement

We have entered into a Strategic Alliance Agreement with Hilton pursuant to which Hilton has granted to Playa, a right of first offer in the event that Hilton receives a letter of intent from a third party to franchise or manage a hotel under the Hilton all-inclusive Resort brand (the “Hilton Brand”), within certain countries located in the Caribbean (the “Caribbean Target Markets”) and Mexico, and certain countries in Central and South America (the “Mexico, Central and South America Target Markets” and collectively with the Caribbean Target Markets, the “Target Markets”) (collectively, the “Area of Exclusivity”). Upon receipt of any such third-party offer, Hilton shall notify Playa and we will have a period of 150 days from the date of such notice, to submit an application to Hilton to franchise a hotel in such country under the Hilton Brand. If we choose to submit a franchise application to Hilton, then we agree not to propose, negotiate, hold discussions or enter into any agreement with a third party to operate, or authorize the operating of a non-Hilton brand hotel in the country under consideration, until such time as Hilton has approved or denied our franchise application or we have informed Hilton of our desire not to pursue an application for franchise. In order to maintain our right of first offer in the Area of Exclusivity, we have agreed to open a total of eight additional Hilton Brand resorts, consisting of at least four hotels in the Caribbean Target Market (the “Caribbean Development Obligation”) and at least four hotels within the Mexico, Central and South America Target Market (the “Mexico, Central and South America Development Obligation”), under the Hilton Brand, no later than December 31, 2024 (provided that the last hotel in each market may open in 2025). In each case, the number of rooms in any proposed hotel must exceed 350. Additionally, we have agreed to certain development milestones (“Development Milestones”) in each of the Target Markets, including opening one hotel under the Hilton Brand during each calendar year commencing 2021. In November 2018, by virtue of Playa converting THE Royal Playa del Carmen to the Hilton Playa del Carmen All-Inclusive Resort and the Dreams La Romana to the Hilton La Romana All-Inclusive Family Resort and the Hilton La Romana All-Inclusive Adult Resort, we successfully satisfied our Development Milestones through 2021 in each of the Target Markets.

Playa's Hilton Franchise Agreements

In connection with our strategic alliance with Hilton, we have entered into franchise agreements with Hilton pursuant to which Hilton has granted to each of Playa and any third-party owner for whom Playa serves as hotel operator the right to operate such hotels under the Hilton Brand. These franchise agreements have an initial term of 15 years, unless sooner terminated in accordance with their terms. The franchise agreements also contain customary terms with respect to how we market and operate the hotel under the Hilton Brand and impose a number of requirements including, among others, that we comply with Hilton’s standards in connection with the design, construction, refurbishing and operating of our Hilton branded hotels.

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

Corporate Information

Playa Hotels & Resorts N.V. was organized as a public limited company (naamloze vennootschap) under the laws of the Netherlands in December 2016. Our registered office in the Netherlands is located at Prins Bernhardplein 200, 1097 JB Amsterdam. Our telephone number at that address is +31 20 571 12 02. We maintain a website at www.playaresorts.com, which includes additional contact information. All reports that we have filed with the Securities and Exchange Commission (the “SEC”) including this Annual

Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website.

Employees

As of December 31, 2019, we directly and indirectly employed approximately 12,000 employees worldwide at our corporate offices and on-site at our resorts.
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
Our business strategy depends significantly on demand for vacations generally and, more specifically, on demand for all-inclusive vacation packages. Weak economic conditions and other factors beyond our control, including high levels of unemployment and underemployment, in North America, especially the United States and Mexico, Europe and Asia could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests and have a negative impact on the lodging industry. We cannot provide any assurances that demand for all-inclusive vacation packages will remain consistent with or increase from current levels. Furthermore, our business is focused primarily on, and our acquisition strategy targets the acquisition of resorts in, the all-inclusive segment of the lodging industry (and properties that we believe can be converted into all-inclusive resorts in a manner consistent with our business strategy). This concentration exposes us to the risk of economic downturns in the lodging industry broadly and, more specifically, in the leisure dominated all-inclusive segment of the lodging industry. As a result of the foregoing, we could experience a prolonged period of decreased demand and price discounting in our markets, which would negatively affect our revenues and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
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
Nine of the 23 resorts in our portfolio are located in Mexico, and Mexico has experienced criminal violence for years, primarily due to the activities of drug cartels and related organized crime. These activities and the possible escalation of violence or other safety concerns, including food and beverage safety concerns, associated with them in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns, could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in violence, crime or civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future, may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects.
High levels of Sargassum seaweed may dissuade tourists from visiting the markets our resorts are located in and cost us money to remove.
Many of our resorts are beach-front properties that have been exposed to elevated levels of Sargassum seaweed. In recent years, the amount of Sargassum that has washed up onshore in various geographies has increased. If not removed promptly, the seaweed can overrun the beach, making it difficult to swim in the water and generating a foul odor if it is allowed to rot. The heightened level of

Sargassum in recent years has led to negative media coverage and increased awareness of the potential problem and has required additional operating expenses to remove. Although we do our best to remove the seaweed and prevent the build-up, the exact cause of overgrowth is unknown.
We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies such as hurricanes, which could have a material adverse effect on us.
Our resorts are concentrated in Mexico (accounted for 52.9% of our Total Net Revenue as defined in Item 7), Jamaica (31.9% of our Total Net Revenue) and the Dominican Republic (15.0% of our Total Net Revenue) for the year ended December 31, 2019. In addition to the matters referred to in the preceding risk factor, damage to these resorts or a disruption of their operations or a reduction of travel to them due to a hurricane or other weather-related or other emergency could reduce their revenue, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages. In addition, all of our resorts are located on beach front properties and are particularly susceptible to weather-related emergencies, such as hurricanes, or other marine environmental hazards, such as flooding, pollution or algae blooms.
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
Under the terms of our Hyatt Resort Agreements, we are required to meet specified operating standards and other terms and conditions. We expect that Hyatt will periodically inspect our resorts that carry a Hyatt All-Inclusive Resort Brand to ensure that we follow Hyatt’s standards. If we fail to maintain brand standards at one or more of our Hyatt All-Inclusive Resort Brand resorts, or otherwise fail to comply with the terms and conditions of the Hyatt Resort Agreements, then Hyatt could terminate the agreements related to those resorts and potentially all of our Hyatt resorts. Under the terms of the Hyatt franchise agreements, if, among other triggers, (i) the Hyatt franchise agreements for a certain number of Hyatt All-Inclusive Resort Brand resorts are terminated or (ii) certain persons acquire our ordinary shares in excess of a specified percentage and certain mechanisms in our Articles of Association fail to operate to reduce such percentage within 30 days, Hyatt has the right to terminate the Hyatt franchise agreements for all (but not less than all) of our resorts. In that situation, we would be subject to liquidated damage payments to Hyatt, even for those resorts that are in compliance with their Hyatt franchise agreements. If one or more Hyatt franchise agreements is terminated, the underlying value and performance of our related resort(s) could decline significantly from the loss of associated name recognition, participation in the World of Hyatt® guest loyalty program, Hyatt’s reservation system and website, and access to Hyatt group sales business, as well as from the costs of “rebranding” such resorts and the payment of liquidated damages to Hyatt.
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
Subject to its obligations under the Hyatt Strategic Alliance Agreement, Hyatt is free to develop or license other all-inclusive resorts in the Market Area, even under the Hyatt All-Inclusive Resort Brands. Additionally, outside of the Market Area, Hyatt is free to develop or license other all-inclusive resorts under the Hyatt All-Inclusive Resort Brands and other Hyatt brands at any time. Similarly, subject to our obligations under the Hyatt Strategic Alliance Agreement and the Hyatt Resorts Agreements, we will be allowed to operate any all-inclusive resort under any brand, such as Hilton and Panama Jack, provided that we implement strict informational and operational barriers, including marketing, management, development and strategic planning, between our operations with respect to our operations of such other hotel and our operations with respect to the Hyatt All-Inclusive Resort Brands.
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
The success of eight of our resorts will depend substantially on the success of the Hyatt All-Inclusive Resort Brands, which exposes us to risks associated with concentrating a significant portion of our portfolio in a family of two recently developed related brands. There is a risk that we and Hyatt may not succeed in marketing the Hyatt All-Inclusive Resort Brands and that we may not receive the anticipated return on the investment incurred in connection with rebranding the eight resorts under the Hyatt All-Inclusive Resort Brands, which could have a material adverse effect on us.
Eight of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands. As a result of this concentration, our success will depend, in part, on the continued success of these recently developed brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of Hyatt and its brands is reduced or compromised, the goodwill associated with Hyatt All-Inclusive Resort Brand resorts in our portfolio would likely be adversely affected. Under the Hyatt Resort Agreements, Hyatt provides (or causes to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with Hyatt’s requirements. We cannot assure you that we and Hyatt will be successful in our marketing efforts to grow either Hyatt All-Inclusive Resort Brand. Additionally, we are not permitted under the Hyatt franchise agreements to change the brands of our resorts operating under the Hyatt All-Inclusive Resort Brands for 15 years (plus any additional years pursuant to Hyatt’s renewal options) after the opening of the relevant resorts as Hyatt All-Inclusive Resort Brand resorts, even if the brands are not successful. As a result, we could be materially and adversely affected if these brands do not succeed.
 We have agreed to indemnify Hyatt for losses related to a broad range of matters and if we are required to make payments to Hyatt pursuant to these obligations, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected.
Pursuant to the subscription agreement entered into between Hyatt and us in connection with our Predecessor’s formation transactions, we have agreed to indemnify Hyatt for any breaches of our representations, warranties and agreements in the subscription agreement, generally subject to (i) a deductible of $10 million and (ii) a cap of $50 million (other than for breaches of certain representations, for which indemnification is capped at $325 million). In addition, we have agreed to indemnify Hyatt for certain potential losses relating to the lack of operating licenses, noncompliance with certain environmental regulations, tax deficiencies and other matters. The representations and warranties we made and our related indemnification obligations survive for varying periods of time from the closing date of our Predecessor’s formation transactions in 2013 (some of which have already elapsed) and some survive indefinitely. If we are required to make future payments to Hyatt pursuant to these obligations, however, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

 Our relationship with Hilton may deteriorate and disputes between Hilton and us may arise. The Hilton relationship is important to our business and, if it deteriorates, the value of our portfolio could decline significantly, and it could have a material adverse effect on us.
We have a right of first offer to franchise or manage a new Hilton all-inclusive resort under the Hilton Brand in the Target Markets through August 7, 2023. However, except for the Hilton franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hilton Brand or any other Hilton-sponsored brands. In addition, in the future, Hilton, in its sole discretion and subject to its obligations under the Hilton Strategic Alliance Agreement in the Target Markets, may designate other third parties as authorized operators of resorts, or Hilton may decide to directly operate resorts, under the Hilton Brand or any other Hilton-sponsored brand, whether owned by third parties or Hilton itself.
Also, subject to its obligations under the Hilton Strategic Alliance Agreement, including its obligation to give us a right of first offer to franchise or manage new resorts under the Hilton Brand in the Target Markets, Hilton is free to develop or license other all-inclusive resorts in the Target Markets, even under the Hilton Brand. Additionally, outside of the Target Markets, Hilton is free to develop or license other all-inclusive resorts under the Hilton Brand and other Hilton-sponsored brands at any time.
Under the terms of our Hilton Strategic Alliance Agreement and the Hilton franchise agreements, we are required to meet specified operating standards and other terms and conditions. We expect that Hilton will periodically inspect our resorts that carry the Hilton Brand and ensure that we follow Hilton’s standards. If we fail to maintain brand standards at one of our resorts that carry the Hilton Brand, or otherwise fail to comply with the terms and conditions of the Hilton franchise agreement, then Hilton could terminate the franchise agreements related to that resort. If one or more Hilton franchise agreements are terminated, the underlying value and performance of our related resort(s) could decline significantly from the loss of associated name recognition, participation in the Hilton Honors guest loyalty program, Hilton’s reservation system and website, and access to Hilton group sales business, as well as from the costs of “rebranding” such resorts and the payment of liquidated damages to Hilton.
Hilton may, in its discretion and subject to its obligations under the Hilton Strategic Alliance Agreement, decline to enter into Hilton franchise agreements for other all-inclusive resort opportunities that we bring to Hilton, even resorts under the Hilton Brand, whether we own the properties or manage them for third-party owners.
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
Pursuant to the Hilton Strategic Alliance Agreement, which will expire on August 7, 2023, we have the right of first offer to franchise or manage hotels under the Hilton Brand in the Target Markets, subject to certain conditions set forth in the Hilton Strategic Alliance Agreement. If we do not submit an application to franchise such new hotel within the 150-day time period specified in the Hilton Strategic Alliance Agreement, our right of first offer with respect to that particular property will expire. Our application to franchise such hotel remains subject to Hilton’s normal franchise criteria, so there is no guarantee that Hilton will accept our franchise application. In addition, during the 150-day period for which our right of first offer remains open for any particular property until the time when Hilton approves or denies our franchise application or our written confirmation to Hilton that we do not intend to submit a franchise application, we may not propose to, negotiate, hold discussions or enter into any agreement with any third party to operate, or authorize the operating of, any independent or non-Brand resorts in the country under consideration. It could take us some time to evaluate a particular opportunity before submitting a franchise application and Hilton would also need time to review and process our franchise application; therefore, this restriction may delay or hinder our ability to pursue other opportunities with non-Hilton brands during this period of time.
Our right of first offer with respect to resorts under the Hilton Brand is also subject to our obligation to open a minimum number of hotels under the Hilton Brand in each Target Market and our achievement of certain development milestones on a year-by-year basis in each Target Market. Pursuant to the terms of the Hilton Strategic Alliance Agreement, if we do not open a total of eight additional Brand resorts by December 31, 2024 (provided that the last hotel in each Target Market may open in 2025), consisting of at least four resorts in the Caribbean Target Market and at least four resorts within the Mexico, Central and South America Target Market, in each case under the Hilton Brand and having at least 350 guest rooms, Hilton will have the right to terminate the Strategic Alliance Agreement and our right of first offer in the Target Market in which we do not achieve such development obligation may also be terminated by Hilton. In addition, we have agreed to the Development Milestones, and if we do not open one Brand hotel in each of the Target Markets during each calendar year beginning 2021 and ending 2025, then Hilton will have the right to terminate the Strategic Alliance Agreement and our right of first offer in the Target Market in which we do not achieve such Development

Milestones may also be terminated by Hilton. Our inability to meet the Development Milestones and Hilton’s potential termination of the Strategic Alliance Agreement could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
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
The success of three of our current resorts, as well as the eight Hilton Brand resorts that we have committed to open under the Strategic Alliance Agreement, will depend substantially on the success of the recently developed Brand. There is a risk that we and Hilton may not succeed in marketing the Hilton Brand and that we may not receive the anticipated return on the investment incurred in connection with development or rebranding of our resorts under the Hilton Brand, which could have a material adverse effect on us.
Three of the resorts in our current portfolio bear the name of the Hilton Brand, and we have committed under the Hilton Strategic Alliance Agreement to add an additional eight Hilton Brand resorts before 2025. As a result of this concentration, our success will depend, in part, on the continued success of this recently developed brand. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of Hilton and its current or potential brands is reduced or compromised, the goodwill associated with the resorts in our portfolio under the Hilton Brand would likely be adversely affected. Under the Hilton franchise agreements, Hilton provides various marketing services to the relevant resorts, and we are obligated to conduct local and regional marketing, advertising and promotional programs, subject to compliance with Hilton’s requirements. We cannot assure you that we and Hilton will be successful in our marketing efforts to grow the Hilton Brand. Additionally, we are not permitted under the Hilton franchise agreements to change the brands of our resorts operating under the Hilton Brand for 15 years after the opening of the relevant resorts, even if the Hilton Brand is not successful. As a result, we could be materially and adversely affected if the Hilton Brand does not succeed.
If we fail to maintain or enhance our proprietary resort brands or if we or our third-party owners fail to maintain other brand standards, our business, financial condition, liquidity, results of operations and prospects may be materially and adversely affected.
In addition to the Hyatt All-Inclusive Resort Brands and the Hilton Brand, we own and manage resorts that use other brands, including proprietary brands. If we fail to maintain and enhance our proprietary resort brands, demand for these resorts will suffer. We cannot assure you that we will be successful in marketing such brands. With respect to resorts we own or manage for third parties that use other brands, we and such third parties will have to comply with applicable brand standards. These standards will require resort maintenance and improvements, including investments in furniture, fixtures, amenities and personnel. If we or our third-party property owners fail to maintain brand standards, or otherwise fail to comply with the terms and conditions of agreements with brand owners, then our ability and the ability of our third-party owners to use these brands may be terminated, which could cause our business, financial condition, liquidity, results of operations and prospects to be materially and adversely affected.
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel and resort brands and operators for guests, which could have a material adverse effect on us, including our operating margins, market share and financial results.
We generally operate in markets that contain numerous competitors. Each of our resort brands compete with major chains in national and international venues and with independent companies in regional markets, including with recent entrants into the all-

inclusive segment of the lodging industry in the regions in which we operate. Our ability to remain competitive and to attract and retain guests depends on our success in establishing and distinguishing the recognition and reputation of our brands, our locations, our guest satisfaction, our room rates, quality of service, amenities and quality of accommodations and our overall value from offerings by others. If we are unable to compete successfully in these countries, it could have a material adverse effect on us, including our operating margins, market share and financial results.
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
The departure of any of our key personnel, including Bruce D. Wardinski, Alexander Stadlin, Ryan Hymel, and Kevin Froemming, each of whom have significant experience and relationships in the lodging industry, could have a material adverse effect on us.
We depend on the experience and relationships of our senior management team, especially Bruce D. Wardinski, our Chairman and Chief Executive Officer, Alexander Stadlin, our Chief Operating Officer, Ryan Hymel, our Chief Financial Officer, and Kevin Froemming, our Chief Commercial Officer, to manage our strategic business direction. The members of our senior management team have an average of 30 years of experience owning, operating, acquiring, repositioning, rebranding, renovating and financing hotel, resort and all-inclusive properties. In addition, our senior management team has developed an extensive network of industry, corporate and institutional relationships. We can provide no assurances that any of our key personnel identified above will continue their employment with us. In addition, as previously disclosed, it is expected that Mr. Stadlin will transition from his current role as Chief Operating Officer to a new role as advisor to the Chief Executive Officer at the end of 2020. The loss of services of any of Mr. Wardinski, Mr. Hymel, or Mr. Froemming or another member of our senior management team, the inability to find or integrate a suitable replacement for Mr. Stadlin, or any difficulty attracting and retaining other talented and experienced personnel could have a material adverse effect on us, including, among others, our ability to source potential investment opportunities, our relationship with global and national industry brands and other industry participants or the execution of our business strategy.

We rely on a third party, AMResorts, to manage four of our resorts and we can provide no assurance that AMResorts will manage these resorts successfully or that AMResorts will not be subject to conflicts harmful to our interests.
Pursuant to management agreements with AMResorts, four of our 23 resorts are managed by AMResorts. Absent payment by us of significant termination fees, until the expiration of the management agreements in 2022, we are not able to self-manage these resorts. We can provide no assurance that AMResorts will manage these resorts successfully.
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
We may develop, acquire, expand, reposition or rebrand resorts (such as the two resorts we have rebranded under the Panama Jack brand and the two resorts we have rebranded under the Hilton Brand) from time to time as suitable opportunities arise, taking into consideration general economic conditions. To the extent that we determine to develop, acquire, expand, reposition or rebrand resorts, we could be subject to risks associated with, among others:

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
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2019, we directly and indirectly employed approximately 12,000 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.
A significant number of our employees are unionized, and if labor negotiations or work stoppages were to disrupt our operations, it could have a material adverse effect on us.
Approximately 39% of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively and we are exposed to the risk of disruptions to our operations. Our results could be adversely affected if future labor negotiations were to disrupt our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we were unable to negotiate labor contracts on reasonable terms, we could be materially and adversely affected, including our results of operations. In addition, our ability to make adjustments to control compensation and benefits costs, rebalance our portfolio or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
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
As of December 31, 2019, our total debt obligations were $1,046.4 million (which represents the principal amounts outstanding under our term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term Loan, the “Senior Secured Credit Facility”), excluding a $2.2 million issuance discount and $3.6 million of unamortized debt issuance costs on our Term Loan. In addition, the terms of the Senior Secured Credit Facility will permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
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

The Senior Secured Credit Facility also requires us to comply with certain financial and other covenants. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, mergers, acquisitions or other corporate opportunities. The breach of any of these covenants could result in a default under the Senior Secured Credit Facility. An event of default under any of our debt agreements could permit such lenders to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the Revolving Credit Facility. If we are unable to repay debt to our lenders, or are otherwise in default under any provision governing any secured debt obligations, our secured lenders could proceed against us and against any collateral securing that debt.
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
In addition, in July 2017, the head of the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to phase out the use of LIBOR by the end of 2021. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies applied in calculating LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured

Overnight Financing Rate, or “SOFR”, a new index calculated by short-term repurchase agreements, backed by Treasury securities. At this time, it is not possible to definitively predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates, including SOFR. If LIBOR ceases to exist, we may need to amend the terms of our Senior Secured Credit Facility or any future credit agreements extending beyond 2021 and indexed to LIBOR to replace LIBOR with SOFR or such other standard that is established, which could have a material adverse effect on us, including on our cost of funds, access to capital markets and financial results.
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
We face risks related to pandemic diseases, including avian flu, H1N1 flu, H7N9 flu, Ebola virus, Coronavirus and Zika virus, which could materially and adversely affect travel and result in reduced demand for our resorts and could have a material adverse effect on us.
Our business could be materially and adversely affected by the effect of, or the public perception or a risk of, a pandemic disease on the travel industry. For example, the outbreaks of severe acute respiratory syndrome (“SARS”) and avian flu in 2003 had a severe impact on the travel industry, and the outbreaks of H1N1 flu in 2009 threatened to have a similar impact. Cases of the Zika virus have been reported in regions in which our resorts are located. In addition, the ongoing Coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region, and a widespread outbreak of the virus in the U.S. or the regions in which our resorts are located would likely reduce travel and hotel demand at our resorts. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our resorts are located, may adversely affect us by reducing demand for our resorts. A prolonged occurrence of SARS, avian flu, H1N1 flu, H7N9 flu, Ebola virus, Coronavirus, Zika virus or another pandemic disease or health hazard also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our resorts and could have a material adverse effect on us.
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
During the recent economic recession, the availability of credit to purchasers of hotels and resorts and financing structures, such as commercial mortgage-backed securities, which had been used to finance many hotel and resort acquisitions in prior years, was reduced. Subsequent to the aforementioned economic recession, such credit availability and financing structures have been inconsistent from time to time. If financing for hotels and resorts is not available on attractive terms or at all, it will adversely impact the ability of third parties to buy our resorts. As a result, we may hold our resorts for a longer period than we would otherwise desire and may sell resorts at a loss.
In addition, we may be required to expend funds to correct defects, terminate contracts or to make improvements before a resort can be sold. We can provide no assurances that we will have funds available, or access to such funds, to correct those defects or to make those improvements. In acquiring a resort, we may agree to lock-out provisions or tax protection agreements that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our resorts or a need for liquidity could materially and adversely affect us, including our financial results.
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
We generally seek to structure our business activities in the jurisdictions in which we operate in a manner that is tax-efficient, taking into account the relevant tax laws, rules and regulations. However, tax laws, rules and regulations in these jurisdictions are complex and are subject to change as well as subject to interpretation by local tax authorities and courts. There can be no assurance that these tax laws, rules and regulations (or interpretations thereof) will not change, possibly with retroactive effect, or that local tax authorities may not otherwise successfully assert positions contrary to those taken by us. In any such case, we may be required to operate in a less tax-efficient manner, incur costs and expenses to restructure our operations and/or owe past taxes (and potentially interest and penalties), which in each case could negatively impact our operations. For example, we will need to renegotiate our agreements which determine our taxes in the Dominican Republic, known as advanced pricing agreements, with The Ministry of Finance of the Dominican Republic at the end of 2020 when our current agreements expire.
Increases in property taxes would increase our operating costs, which could have a material adverse effect on us.
Each of our resorts is subject to real estate and personal property taxes, especially upon any development, redevelopment, rebranding, repositioning and renovation. These taxes may increase as tax rates change and as our resorts are assessed or reassessed by taxing authorities. If property taxes increase, we would incur a corresponding increase in our operating expenses, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
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

As of December 31, 2019, 23.2% of our outstanding ordinary shares were beneficially owned by Cabana Investors B.V. and Playa Four Pack, L.L.C. (collectively, “Cabana”), each of which is an affiliate of Farallon Capital Management, L.L.C. (“Farallon”). In addition, two of our directors were designated by Cabana. As of December 31, 2019, 15.1% of our outstanding ordinary shares were beneficially owned by Jamziv Mobay Jamaica Limited (“Jamziv”), which is owned by JCSD Trustee Services Limited (“JCSD”) and X Fund Properties (“XFUND”), both affiliates of Sagicor. Two of our directors have been designated by JCSD and XFUND. As of December 31, 2019, 9.2% of our outstanding ordinary shares were beneficially owned by HI Holdings Playa B.V. (“HI Holdings Playa”), an affiliate of Hyatt. In addition, one of our directors was designated by HI Holdings Playa and is currently an employee of Hyatt. As of December 31, 2019, 6.7% of our outstanding ordinary shares were beneficially owned by TPG Pace Sponsor, LLC (“Pace Sponsor”), an affiliate of TPG Global, LLC. In addition, three of our directors were designated by Pace Sponsor.

As a result, these shareholders, individually or collectively, may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as these shareholders and/or their affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and have the right to designate members of our Board and/or one or more committees thereof, these shareholders may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. These shareholders' influence over our management could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Prospective investors in our ordinary shares should consider that the interests of these shareholders may differ from their interests in material respects.
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
Accordingly, holders of our ordinary shares may not have any preemptive rights in connection with, and may be diluted by an issue of our ordinary shares and it may be more difficult for a shareholder to obtain control over our General Meeting. Certain of our shareholders outside the Netherlands, in particular, U.S. shareholders, may not be allowed to exercise preemptive rights to which they are entitled, if any, unless a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), is declared effective with respect to our ordinary shares issuable upon exercise of such rights or an exemption from the registration requirements is available.

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
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
As of December 31, 2019, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort(1)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (adults-only)	Playa(2)	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort(2)	La Romana, Dominican Republic	Hilton (all ages)	Playa(2)	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Runaway Bay Beach Resort & Waterpark	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort & Spa	Ocho Rios, Jamaica	Jewel (adults-only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa(3)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					8,238
Managed Resorts
Sanctuary Cap Cana(4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa(3)	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					8,690

(1) Effective November 20, 2018, this resort was rebranded into Hilton all-inclusive resorts. Renovations were completed in 2019.
(2) Pursuant to an agreement with Hilton, we rebranded these resorts as Hilton all-inclusive resorts in November 2018. The resorts are still owned and operated by Playa.
(3) We acquired an 88-unit tower and spa as part of the business combination with Sagicor. Additionally, we manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.
(4) Owned by a third party.

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
Shareholder Information
As of February 21, 2020, we had 129,173,961 ordinary shares outstanding that were held by approximately 37 shareholders of record, which does not include Depository Trust Company participants, beneficial owners holding shares through nominee names or our employees holding restricted shares granted pursuant to our 2017 Omnibus Incentive Plan that have not vested.
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

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2019. See Note 12 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	7,665,750
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,665,750

Performance Graph
The graph below compares the cumulative total return for our ordinary shares from March 13, 2017 through December 31, 2019 with the comparable cumulative return of three indices: the Dow Jones United States Travel and Leisure Index (“DOW JONES US TRAVEL & LEISURE”), the NASDAQ Composite Index (“NASDAQ”), and the Russell 2000 Index (“RUSSELL 2000”). The graph assumes $100 invested on March 13, 2017 in our ordinary shares and the three indices presented.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the quarter ended December 31, 2019:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands) (2)
October 1, 2019 to October 31, 2019	139,649	$7.74	139,649	$88,298
November 1, 2019 to November 30, 2019	184,119	7.47	184,119	86,923
December 1, 2019 to December 31, 2019	118,535	7.85	118,535	85,992
Total	442,303	$7.66	442,303	$85,992
_______
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(2) In December 2018, our Board of Directors authorized the repurchase of up to $100.0 million of its outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

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
Consolidated Statement of Operations Data ($ in thousands, except per share data):

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015
Total revenue	$636,477	$617,013	$559,545	$521,491	$408,345
Operating income	$25,710	$90,597	$88,669	$84,631	$58,692
Net (loss) income	$(4,357)	$18,977	$(241)	$20,216	$9,711
Net (loss) income available to ordinary shareholders	$(4,357)	$18,977	$(9,042)	$(23,460)	$(29,946)
(Losses) earnings per share - Basic (2)	$(0.03)	$0.16	$(0.09)	$(0.46)	$(0.59)
(Losses) earnings per share - Diluted (2)	$(0.03)	$0.16	$(0.09)	$(0.46)	$(0.59)
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

Consolidated Balance Sheet Data ($ in thousands):

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015
Property and equipment, net	$1,929,914	$1,808,412	$1,466,326	$1,400,317	$1,432,855
Cash and cash equivalents	$20,931	$116,353	$117,229	$33,512	$35,460
Total assets	$2,196,964	$2,135,158	$1,737,823	$1,590,890	$1,644,024
Total debt	$1,040,658	$989,387	$898,215	$828,317	$828,438
Total liabilities	$1,387,313	$1,295,317	$1,138,274	$1,074,336	$1,098,034
Cumulative redeemable preferred shares	$—	$—	$—	$345,951	$352,275
Total equity (excluding preferred shares)	$809,651	$839,841	$599,549	$170,603	$193,715
________

(1)	Includes the Sagicor Assets.
Consolidated Statement of Cash Flow Data ($ in thousands):

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$72,188	$114,430	$64,191	$76,181	$30,799
Investing activities	$(203,816)	$(204,586)	$(109,829)	$(19,046)	$(104,147)
Financing activities	$36,206	$89,280	$119,704	$(55,815)	$69,662
Capital expenditures	$(208,970)	$(110,851)	$(106,230)	$(19,262)	$(119,704)
________

(1)	Includes the results of operations of the Sagicor Assets.
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

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2019, Playa owned and/or managed a total portfolio consisting of 23 resorts (8,690 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Dunn’s River Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa, Jewel Runaway Bay Beach Resort & Waterpark and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa also owns four resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the year ended December 31, 2019, we generated a net loss of $4.4 million, total revenue of $636.5 million, Net Package RevPAR of $198.28 and Adjusted EBITDA of $150.7 million. For the year ended December 31, 2018, we generated net income of $19.0 million, total revenue of $617.0 million, Net Package RevPAR of $205.83 and Adjusted EBITDA of $179.0 million. For discussions of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.

Results of Operations

Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change	% Change
Revenue
Package	$538,088	$532,090	$5,998	1.1%
Non-package	90,157	83,190	6,967	8.4%
Management fees	1,820	755	1,065	141.1%
Cost reimbursements	6,412	978	5,434	555.6%
Total revenue	636,477	617,013	19,464	3.2%
Direct and selling, general and administrative expenses
Direct	369,050	340,080	28,970	8.5%
Selling, general and administrative	125,788	115,975	9,813	8.5%
Pre-opening	1,452	321	1,131	352.3%
Depreciation and amortization	101,897	73,278	28,619	39.1%
Reimbursed costs	6,412	978	5,434	555.6%
Impairment loss	6,168	—	6,168	100.0%
Gain on insurance proceeds	—	(4,216)	4,216	(100.0)%
Direct and selling, general and administrative expenses	610,767	526,416	84,351	16.0%
Operating income	25,710	90,597	(64,887)	(71.6)%
Interest expense	(44,087)	(62,243)	18,156	(29.2)%
Other (expense) income	(3,200)	2,822	(6,022)	(213.4)%
Net (loss) income before tax	(21,577)	31,176	(52,753)	(169.2)%
Income tax benefit (provision)	17,220	(12,199)	29,419	(241.2)%
Net (loss) income	$(4,357)	$18,977	$(23,334)	(123.0)%

The tables below set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance,” below.
Our comparable portfolio for the year ended December 31, 2019 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened during November 2019.

Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	77.3%	81.8%	(4.5	)pts	(5.5)%
Net Package ADR	$256.53	$251.76	$4.77		1.9%
Net Package RevPAR	$198.28	$205.83	$(7.55)		(3.7)%
	($ in thousands)
Net Package Revenue	$517,592	$514,810	$2,782		0.5%
Net Non-package Revenue	87,779	83,044	4,735		5.7%
Management Fee Revenue	1,820	755	1,065		141.1%
Total Net Revenue	607,191	598,609	8,582		1.4%
Adjusted EBITDA	$150,694	$179,031	$(28,337)		(15.8)%
Adjusted EBITDA Margin	24.8%	29.9%	(5.1	)pts	(17.1)%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	79.3%	82.0%	(2.7	)pts	(3.3)%
Net Package ADR	$264.63	$264.71	$(0.08)		—%
Net Package RevPAR	$209.84	$217.12	$(7.28)		(3.4)%
	($ in thousands)
Net Package Revenue	$372,458	$385,224	$(12,766)		(3.3)%
Net Non-package Revenue	62,459	63,419	(960)		(1.5)%
Management Fee Revenue	1,820	755	1,065		141.1%
Total Net Revenue	436,737	449,398	(12,661)		(2.8)%
Adjusted EBITDA	$112,436	$128,790	$(16,354)		(12.7)%
Adjusted EBITDA Margin	25.7%	28.7%	(3.0	)pts	(10.5)%
Total Revenue and Total Net Revenue
Our total revenue for the year ended December 31, 2019 increased $19.5 million, or 3.2%, compared to the year ended December 31, 2018. Our Total Net Revenue for the year ended December 31, 2019 increased $8.6 million, or 1.4%, compared to the year ended December 31, 2018. This increase was driven primarily by an increase in Net Package Revenue of $2.8 million, or 0.5%, and an increase in Net Non-package Revenue of $4.7 million, or 5.7%. Our non-comparable portfolio, which accounted for a $21.2 million increase over comparable periods, was the primary driver for the increase in Total Net Revenue.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2019	2018	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$372,458	$385,224	$(12,766)	(3.3)%
Non-comparable Net Package Revenue	145,134	129,586	15,548	12.0%
Net Package Revenue	517,592	514,810	2,782	0.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	62,459	63,419	(960)	(1.5)%
Non-comparable Net Non-package Revenue	25,320	19,625	5,695	29.0%
Net Non-package Revenue	87,779	83,044	4,735	5.7%

Management Fee Revenue
Comparable Management Fee Revenue	1,820	755	1,065	141.1%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	1,820	755	1,065	141.1%

Total Net Revenue
Comparable Total Net Revenue	436,737	449,398	(12,661)	(2.8)%
Non-comparable Total Net Revenue	170,454	149,211	21,243	14.2%
Total Net Revenue	607,191	598,609	8,582	1.4%
Compulsory tips	22,874	17,426	5,448	31.3%
Cost Reimbursements	6,412	978	5,434	555.6%
Total revenue	$636,477	$617,013	$19,464	3.2%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2019	2018	Change	% Change
Direct expenses	$369,050	$340,080	$28,970	8.5%
Less: compulsory tips	22,874	17,426	5,448	31.3%
Net Direct Expenses	$346,176	$322,654	$23,522	7.3%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses for the year ended December 31, 2019 were $346.2 million, or 57.0%, of Total Net Revenue. Our Net Direct Expenses for the year ended December 31, 2018 were $322.7 million, or 53.9%, of Total Net Revenue.
Net Direct Expenses for the year ended December 31, 2019 increased $23.5 million, or 7.3%, compared to the year ended December 31, 2018. Net Direct Expenses increased primarily due to the acquisition of the Sagicor Assets, which accounted for $31.7 million, and the opening of the Hyatt Ziva and Hyatt Zilara Cap Cana, which accounted for $4.9 million of the change. This increase was partially offset by a decrease of $12.1 million due to our development projects under renovation at Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes.

Net Direct Expenses consists of the following ($ in thousands):

Total Portfolio

	Year Ended December 31,		Increase/Decrease
	2019	2018	Change	% Change
Food and beverages	$84,564	$79,445	$5,119	6.4%
Salary and wages	130,882	117,209	13,673	11.7%
Repairs and maintenance	17,136	15,826	1,310	8.3%
Utilities and sewerage	37,791	35,344	2,447	6.9%
Licenses and property taxes	3,010	3,118	(108)	(3.5)%
Incentive and management fees	6,366	10,848	(4,482)	(41.3)%
Franchise/license fees	21,881	18,839	3,042	16.1%
Transportation and travel expenses	4,825	4,464	361	8.1%
Laundry and cleaning expenses	4,753	4,322	431	10.0%
Property and equipment rental expense	3,305	5,169	(1,864)	(36.1)%
Entertainment expenses and decoration	7,684	7,336	348	4.7%
Office supplies	1,511	2,346	(835)	(35.6)%
Other operational expenses	22,468	18,388	4,080	22.2%
Total Net Direct Expenses	$346,176	$322,654	$23,522	7.3%
Comparable Portfolio

	Year Ended December 31,		Increase/Decrease
	2019	2018	Change	% Change
Food and beverages	$54,921	$56,291	$(1,370)	(2.4)%
Resort salary and wages	102,927	99,352	3,575	3.6%
Repairs and maintenance	11,105	11,027	78	0.7%
Utility expenses	24,583	24,257	326	1.3%
Licenses and property taxes	1,822	1,729	93	5.4%
Incentive and management fees	6,463	7,927	(1,464)	(18.5)%
Franchise/license fees	17,421	16,298	1,123	6.9%
Transportation and travel expenses	3,471	3,190	281	8.8%
Laundry and cleaning expenses	2,481	2,620	(139)	(5.3)%
Property and equipment rental expense	2,516	4,244	(1,728)	(40.7)%
Entertainment expenses	6,231	5,981	250	4.2%
Office supplies	1,183	1,967	(784)	(39.9)%
Other operational expenses	12,398	13,567	(1,169)	(8.6)%
Total Net Direct Expenses	$247,522	$248,450	$(928)	(0.4)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2019 increased $9.8 million, or 8.5%, compared to the year ended December 31, 2018. This increase was primarily driven by the acquisition of the Sagicor Assets, which accounted for a $7.8 million increase, and a $2.7 million increase in share based compensation.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2019 increased $28.6 million, or 39.1%, compared to the year ended December 31, 2018. This increase was primarily due to the acquisition of the Sagicor Assets and the opening of Hyatt Ziva and Hyatt Zilara Cap Cana, which together accounted for $9.3 million of the increase, and an $18.8 million increase in depreciation from renovations at the Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which included accelerated depreciation on asset disposals.
Impairment Loss
We recorded an impairment loss of $6.2 million for the year ended December 31, 2019 due to the loss recognized on the goodwill of our Panama Jack Playa del Carmen reporting unit during the fourth quarter of 2019. During the year ended December 31, 2018, we did not record any impairment loss.
Interest Expense
Our interest expense for the year ended December 31, 2019 decreased $18.2 million, or 29.2%, as compared to the year ended December 31, 2018. The decrease in interest expense was primarily driven by a $13.2 million decrease due to the change in accounting for our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense. Additionally, we had a $7.9 million reduction in interest expense due to capitalized interest from Hilton La Romana All-Inclusive Resort, Hilton Playa del Carmen All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana renovation projects. The decrease was partially offset by an additional $2.3 million in interest expense related to the issuance of the $100.0 million add-on to our Term Loan in 2018 to fund the business combination with Sagicor and $0.5 million in interest paid on our Revolving Credit Facility.
Cash interest paid, excluding the effects of capitalized interest, decreased $2.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Cash interest paid on our Term Loan decreased $4.1 million over the comparable period due to the interest paid in the first half of 2018 included cash interest for November and December of 2017. Prior to the Second Amendment of our Senior Secured Credit Facility, interest was paid quarterly. This decrease was partially offset by an increase in interest paid of $1.1 million due primarily to the issuance of the $100.0 million add-on to our Term Loan to fund the business combination with Sagicor and $0.5 million increase in interest paid on our Revolving Credit Facility
Income Tax Benefit
The income tax benefit for the year ended December 31, 2019 was $17.2 million, an increase of $29.4 million compared to the year ended December 31, 2018, during which period we reported an income tax provision of $12.2 million. The increased income tax benefit in the year ended December 31, 2019 was driven primarily by a $13.1 million due to decreased book income, a $17.7 million benefit related to the measurement of the Dutch deferred tax assets and liabilities pursuant to the Dutch tax rate change and a $10.9 million tax benefit related to the decrease in our valuation allowance. The increase in the income tax benefit was partially offset by an increased tax expense of $6.2 million associated with other book tax difference, $2.8 million from the rate-favorable jurisdictions and $2.5 million associated with foreign exchange rate fluctuations.
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

Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Management Fee Revenue, Cost Reimbursements, Total Net Revenue and Net Direct Expenses
“Net Package Revenue” is derived from the sale of all-inclusive packages, which include room accommodations, food and beverage services, kids club and entertainment activities, net of compulsory tips paid to employees. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Revenue is recognized, net of discounts and rebates, when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized.
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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was immaterial to our operations for the years ended December 31, 2019, 2018 and 2017, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
EBITDA, Adjusted EBITDA, Owned Resort EBITDA, Owned Resort EBITDA Margin and Adjusted EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:

•	Other (expense) income

•	Pre-opening expense

•	Transaction expenses

•	Severance expense

•	Other tax expense

•	Gain on property damage insurance proceeds

•	Share-based compensation

•	Loss on extinguishment of debt

•
Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms; impairment losses and Jamaica delayed opening accrual reversals.

We include the non-service cost components of net periodic pension cost recorded within other (expense) income in the Consolidated Statements of Operations in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
For a reconciliation of EBITDA, Adjusted EBITDA and Owned Resort EBITDA to net (loss) income as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
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
Our comparable portfolio for the year ended December 31, 2019 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa and Jewel Grande Montego Bay Resort & Spa, which were acquired on June 1, 2018, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened during November 2019.

A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Years Ended December 31, 2019 and 2018
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$235,788	$259,393	$(23,605)	(9.1)%
Pacific Coast	85,219	86,317	(1,098)	(1.3)%
Dominican Republic	90,783	125,137	(34,354)	(27.5)%
Jamaica	193,558	126,702	66,856	52.8%
Segment Owned Net Revenue	605,348	597,549	7,799	1.3%
Other	23	305	(282)	(92.5)%
Management Fee Revenue	1,820	755	1,065	141.1%
Total Net Revenue	$607,191	$598,609	$8,582	1.4%

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$82,534	$107,884	$(25,350)	(23.5)%
Pacific Coast	31,618	31,038	580	1.9%
Dominican Republic	16,596	41,228	(24,632)	(59.7)%
Jamaica	55,175	32,912	22,263	67.6%
Segment Owned Resort EBITDA	185,923	213,062	(27,139)	(12.7)%
Other corporate	(37,049)	(34,786)	(2,263)	6.5%
Management Fee Revenue	1,820	755	1,065	141.1%
Total Adjusted EBITDA	$150,694	$179,031	$(28,337)	(15.8)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 20 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the years ended December 31, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	84.9%	86.2%	(1.3	)pts	(1.5)%
Net Package ADR	$256.81	$269.49	$(12.68)		(4.7)%
Net Package RevPAR	$218.14	$232.35	$(14.21)		(6.1)%
	($ in thousands)
Net Package Revenue	$205,813	$229,660	$(23,847)		(10.4)%
Net Non-package Revenue	29,975	29,733	242		0.8%
Owned Net Revenue	235,788	259,393	(23,605)		(9.1)%
Owned Resort EBITDA	$82,534	$107,884	$(25,350)		(23.5)%
Owned Resort EBITDA Margin	35.0%	41.6%	(6.6	)pts	(15.9)%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	85.5%	86.5%	(1.0	)pts	(1.2)%
Net Package ADR	$256.94	$267.50	$(10.56)		(3.9)%
Net Package RevPAR	$219.58	$231.43	$(11.85)		(5.1)%
	($ in thousands)
Net Package Revenue	$176,083	$185,416	$(9,333)		(5.0)%
Net Non-package Revenue	25,193	24,339	854		3.5%
Owned Net Revenue	201,276	209,755	(8,479)		(4.0)%
Owned Resort EBITDA	$72,897	$84,395	$(11,498)		(13.6)%
Owned Resort EBITDA Margin	36.2%	40.2%	(4.0	)pts	(10.0)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2019 decreased $8.5 million, or 4.0%, compared to the year ended December 31, 2018. This decrease was primarily driven by a decrease in Occupancy of 100 basis points and a decrease in Net Package ADR of 3.9%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2019 decreased $11.5 million, or 13.6%, compared to the year ended December 31, 2018. The decrease in Comparable Owned Resort EBITDA can be attributed to all properties within this segment, primarily due to the decrease in Comparable Owned Net Revenue as described above. In addition to the revenue decline, all properties within this segment have been affected by increased insurance premiums and energy costs year over year which contributed to a $0.7 million decrease in Comparable Owned Resort EBITDA compared to the year ended December 31, 2018.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the years ended December 31, 2019 and 2018 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	76.4%	76.5%	(0.1	)pts	(0.1)%
Net Package ADR	$284.99	$280.43	$4.56		1.6%
Net Package RevPAR	$217.84	$214.53	$3.31		1.5%
	($ in thousands)
Net Package Revenue	$73,627	$72,510	$1,117		1.5%
Net Non-package Revenue	11,592	13,807	(2,215)		(16.0)%
Owned Net Revenue	85,219	86,317	(1,098)		(1.3)%
Owned Resort EBITDA	$31,618	$31,038	$580		1.9%
Owned Resort EBITDA Margin	37.1%	36.0%	1.1	pts	3.1%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2019 decreased $1.1 million, or 1.3%, compared to the year ended December 31, 2018. This decrease was primarily due to a 10 basis points decrease in Occupancy and a $2.2 million decrease in Net Non-package Revenue, which was partially offset by an increase in Net Package ADR of 1.6%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2019 increased $0.6 million, or 1.9%, compared to the year ended December 31, 2018. The increase in Owned Resort EBITDA is attributed to continuous cost management improvements within the segment during the year ended December 31, 2019.
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the years ended December 31, 2019 and 2018 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	64.1%	82.2%	(18.1	)pts	(22.0)%
Net Package ADR	$190.64	$186.36	$4.28		2.3%
Net Package RevPAR	$122.26	$153.13		$(30.87)	(20.2)%
	($ in thousands)
Net Package Revenue	$75,716	$104,858		$(29,142)	(27.8)%
Net Non-package Revenue	15,067	20,279	(5,212)		(25.7)%
Owned Net Revenue	90,783	125,137	(34,354)		(27.5)%
Owned Resort EBITDA	$16,596	$41,228		$(24,632)	(59.7)%
Owned Resort EBITDA Margin	18.3%	32.9%	(14.6	)pts	(44.4)%

Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	72.2%	82.2%	(10.0	)pts	(12.2)%
Net Package ADR	$185.87	$188.56		$(2.69)	(1.4)%
Net Package RevPAR	$134.21	$155.00		$(20.79)	(13.4)%
	($ in thousands)
Net Package Revenue	$54,867	$63,366		$(8,499)	(13.4)%
Net Non-package Revenue	11,741	13,035	(1,294)		(9.9)%
Owned Net Revenue	66,608	76,401	(9,793)		(12.8)%
Owned Resort EBITDA	$17,773	$24,909		$(7,136)	(28.6)%
Owned Resort EBITDA Margin	26.7%	32.6%	(5.9	)pts	(18.1)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2019 decreased $9.8 million, or 12.8%, compared to the year ended December 31, 2018. This decrease was driven by a decrease in Occupancy of 1,000 basis points and a decrease in Comparable Net Package ADR of 1.4%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2019 decreased $7.1 million, or 28.6%, compared to the year ended December 31, 2018. This decrease was due to the performance of all properties in this segment, but was also impacted by Dreams Punta Cana due to a non-recurring gain from business interruption insurance proceeds of $1.5 million during the year ended December 31, 2018. The negative press regarding the Dominican Republic, and corresponding near-term business disruption, had a negative impact on results in this segment for the year ended December 31, 2019.
Jamaica
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the years ended December 31, 2019 and 2018 for the total segment portfolio and comparable segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	79.0%	75.8%	3.2	pts	4.2%
Net Package ADR	$289.70	$290.17	$(0.47)		(0.2)%
Net Package RevPAR	$228.89	$219.97	$8.92		4.1%
	($ in thousands)
Net Package Revenue	$162,436	$107,782	$54,654		50.7%
Net Non-package Revenue	31,122	18,920	12,202		64.5%
Owned Net Revenue	193,558	126,702	66,856		52.8%
Owned Resort EBITDA	$55,175	$32,912	$22,263		67.6%
Owned Resort EBITDA Margin	28.5%	26.0%	2.5	pts	9.6%

Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2019	2018	Change		% Change
Occupancy	74.5%	74.0%	0.5	pts	0.7%
Net Package ADR	$402.54	$381.67	$20.87		5.5%
Net Package RevPAR	$299.96	$282.51	$17.45		6.2%
	($ in thousands)
Net Package Revenue	$67,881	$63,932	$3,949		6.2%
Net Non-package Revenue	13,910	11,933	1,977		16.6%
Owned Net Revenue	81,791	75,865	5,926		7.8%
Owned Resort EBITDA	$25,376	$22,479	$2,897		12.9%
Owned Resort EBITDA Margin	31.0%	29.6%	1.4	pts	4.7%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2019 increased $5.9 million, or 7.8%, compared to the year ended December 31, 2018. This increase was due to the performance of Hyatt Ziva and Hyatt Zilara Rose Hall, which accounted for the full $5.9 million increase in Comparable Owned Net Revenue compared to the year ended December 31, 2018. This property continues to show positive growth after the completion of renovations in 2017.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2019 increased $2.9 million, or 12.9%, compared to the year ended December 31, 2018.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(4,357)	$18,977	$(241)
Interest expense	44,087	62,243	53,661
Income tax (benefit) provision	(17,220)	12,199	9,051
Depreciation and amortization	101,897	73,278	53,131
EBITDA	124,407	166,697	115,602
Other expense (income) (a)	3,200	(2,822)	1,078
Share-based compensation	8,845	6,116	3,765
Pre-opening expense	1,452	321	—
Transaction expense (b)	6,175	9,615	21,708
Severance expense (c)	515	333	442
Other tax expense (d)	577	1,633	1,778
Jamaica delayed opening accrual reversal (e)	—	(342)	(203)
Impairment loss (f)	6,168	—	—
Gain on property damage insurance proceeds	—	(2,212)	—
Loss on extinguishment of debt	—	—	25,120
Repairs from hurricanes and tropical storms	—	—	1,807
Non-service cost components of net periodic pension cost (g)	(645)	(308)	(232)
Adjusted EBITDA	$150,694	$179,031	$170,865
Other corporate	37,049	34,786	30,757
Management Fee Revenue	(1,820)	(755)	(140)
Owned Resort EBITDA	$185,923	$213,062	$201,482
Less: Non-comparable Owned Resort EBITDA (h)	38,259	50,241	42,319
Comparable Owned Resort EBITDA	$147,664	$162,821	$159,163
________

(a)	Represents changes in foreign exchange rates and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts including the business combination with Sagicor in 2018; the redesign and build-out of our internal controls and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.

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

(f)	Represents the impairment loss on the goodwill of our Panama Jack Playa del Carmen reporting unit recognized during the fourth quarter of 2019.

(g)
Represents the non-service cost components of net periodic pension cost recorded within other expense (income) in the Consolidated Statement of Operations. Previously, these expenses were presented within direct expense. We include these costs for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(h)
Non-comparable Owned Resort EBITDA for the year ended December 31, 2019 includes the Hilton La Romana All-Inclusive Resort, Hilton Playa del Carmen All-Inclusive Resort, Hilton Rose Hall Resort & Spa, Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa, Jewel Paradise Cove Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa and Hyatt Ziva and Hyatt Zilara Cap Cana.

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
Liquidity and Capital Resources
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, servicing of our outstanding indebtedness, and funding any ongoing development, expansion, renovation, repositioning and rebranding projects. As of December 31, 2019, we had $126.3 million of scheduled contractual obligations due within one year.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolving Credit Facility which permits borrowings of up to $100.0 million and which matures on April 27, 2022. We had cash and cash equivalents of $20.9 million as of December 31, 2019, compared to $116.4 million as of December 31, 2018. We plan to fund our development projects with the cash we have on hand, cash generated from operations and draws on our Revolving Credit Facility. As of December 31, 2019, there was $60.0 million outstanding under our Revolving Credit Facility. When assessing liquidity, we also consider the availability of cash resources held within local business units to meet our strategic needs.
Long-term liquidity needs may include existing and future property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of December 31, 2019, our total debt obligations were $1,046.4 million (which represents the principal amount outstanding under our Term Loan and Revolving Credit Facility, excluding a $2.2 million issuance discount on our Term Loan and $3.6 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.

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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements ($ in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$72,188	$114,430
Net cash used in investing activities	$(203,816)	$(204,586)
Net cash provided by financing activities	$36,206	$89,280
Net Cash Provided by Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. For the years ended December 31, 2019 and 2018, our net cash provided by operating activities totaled $72.2 million and $114.4 million, respectively.

•
Net loss of $4.4 million for the year ended December 31, 2019 included significant non-cash income and expenses, including $101.9 million of depreciation and amortization, $8.8 million of share-based compensation and a $0.7 million gain on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.

•
Net income of $19.0 million for the year ended December 31, 2018 included significant non-cash expenses, including $73.3 million of depreciation and amortization, $6.1 million of share-based compensation and a $12.5 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.

Net Cash Used in Investing Activities
For the years ended December 31, 2019 and 2018, our net cash used in investing activities was $203.8 million and $204.6 million, respectively.
Activity for the year ended December 31, 2019:

•
Purchases of property and equipment of $209.0 million which includes $112.1 million in cash used for the development of Hyatt Ziva and Hyatt Zilara Cap Cana and $78.9 million for other development and maintenance capital expenditures.

•	Purchases of intangibles of $3.6 million.

•	Receipt of key money of $6.5 million.
Activity for the year ended December 31, 2018:

•	Acquisition of the Sagicor Assets for $93.1 million.

•
Purchases of property and equipment of $110.9 million which includes $77.3 million in cash used for the development of Hyatt Ziva and Hyatt Zilara Cap Cana and $28.4 million for other development and maintenance capital expenditures.

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
The following table summarizes our capital expenditures for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Development Capital Expenditures
Hyatt Zilara Cancún	$—	$1,774	$3,340
Panama Jack Resorts Cancún	—	4,178	8,799
Panama Jack Resorts Playa del Carmen	—	1,965	3,719
Hyatt Ziva Puerto Vallarta	—	644	2,482
Hilton Playa del Carmen All-Inclusive Resort	17,242	—	—
Hilton La Romana All-Inclusive Resort (1)	40,464	—	—
Hyatt Ziva and Hyatt Zilara Cap Cana (1) (2)	112,136	77,303	12,956
Hyatt Ziva and Hyatt Zilara Rose Hall (1)	—	1,198	11,702
Total Development Capital Expenditures	169,842	87,062	42,998
Maintenance Capital Expenditures (3)	21,240	18,616	16,208
Total Capital Expenditures (4)	$191,082	$105,678	$59,206
_______

(1)	Capital expenditures exclude key money received from the brands.

(2)
Developmental capital expenditures for Hyatt Ziva and Hyatt Zilara Cap Cana exclude $56.2 million of cash used to purchase the land, which consists of the payment of our $10.6 million purchase obligation during the year ended December 31, 2019 and a cash payment of $45.6 million during the year ended December 31, 2017.

(3)	Typically, maintenance capital expenditures equate to approximately 3% to 4% of Total Net Revenue.

(4)
Capital expenditures for the year ended December 31, 2019 exclude $4.8 million of custom duty taxes and $13.1 million of capitalized interest. Capital expenditures for the years ended December 31, 2018 and 2017 exclude $5.2 million and $1.6 million of capitalized interest, respectively.

Net Cash Provided by Financing Activities
Our net cash provided by financing activities was $36.2 million for the year ended December 31, 2019, compared to $89.3 million provided by financing activities for the year ended December 31, 2018.
Activity for the year ended December 31, 2019:

•	Purchases of ordinary shares of $13.7 million.

•	Principal payments on our Term Loan of $10.1 million.

•	Proceeds from draws on our Revolving Credit Facility of $60.0 million.
Activity for the year ended December 31, 2018:

•	Principal payments on our Term Loan of $9.9 million.

•	Proceeds from debt issuance of $99.5 million.
Dividends
We do not plan on paying cash dividends on our ordinary shares in the foreseeable future. No cash dividends were paid for the year ended December 31, 2019.

Share Repurchases
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. The repurchase program is subject to certain limitations under Dutch law, including existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the year ended December 31, 2019, we purchased 1,791,487 ordinary shares at an average price of $7.64 per share. During the fourth quarter of 2019, we purchased 442,303 ordinary shares at an average price of $7.66 per share. From January 1, 2020 through February 27, 2020 we purchased an additional 340,109 of our ordinary shares at an average price of $7.35 per share. As of February 27, 2020, we have purchased a total of 2,178,837 shares and there was approximately $83.5 million remaining under our share repurchase authorization.
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

Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of December 31, 2019 ($ in thousands):

	Less than 1 Year(1)	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility interest payments (2)(3)	$1,132	$668	$—	$—	$1,800
Revolving Credit Facility principal payments (4)	60,000	—	—	—	60,000
Term Loan principal payments	10,100	20,200	956,148	—	986,448
Term Loan interest payments (5)	53,411	105,257	59,415	—	218,083
Operating lease obligations	991	2,110	1,438	2,929	7,468
Pension obligation	707	1,164	1,435	4,706	8,012
Total contractual obligations	$126,341	$129,399	$1,018,436	$7,635	$1,281,811
________

(1)	The period less than 1 year represents obligations in 2020.

(2)
The commitment fee, which may range from 0.5% to 0.25% depending on certain leverage ratios, bore interest of 0.5% on the $40.0 million undrawn balance of our Revolving Credit Facility as of December 31, 2019.

(3)
Draws under the Revolving Credit Facility bear interest at one-month LIBOR plus 3.0%. The weighted average interest rate on the $60.0 million drawn balance of our Revolving Credit Facility was 4.72% as of December 31, 2019.

(4)	We are not contractually obligated to repay the outstanding balance on our Revolving Credit Facility until 2022; however, we plan to repay the outstanding balance as of December 31, 2019 in 2020.

(5)
The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 4.21% to 5.60%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the years ended December 31, 2019 and 2018.
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
Judgment is also required in estimating the fair value of our resorts when quantitatively assessing an asset group for impairment. When determining fair value, we generally rely on discounted cash flow models. Under the discounted cash flow approach, we utilize various assumptions and estimates including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on the weighted-average cost of capital. Our estimates of long-term growth and costs are based on historical data as well as various internal projections and external sources. The weighted-average cost of capital is estimated based on each resort's cost of debt and equity and a selected capital structure.
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
We recognize tax liabilities related to uncertain tax positions only when we estimate that it is “more likely than not” that the position will be sustainable based on its technical merits. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing our provision for income taxes. Changes to the assessment of the “more likely than not” standard could materially impact our Consolidated Financial Statements.
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
Judgment is also required in estimating the fair value of our reporting units. Under the discounted cash flow approach, we utilize various assumptions and estimates including projections of revenues and expenses based on estimated long-term growth rates and discount rates based on the weighted-average cost of capital. Our estimates of long-term growth and costs are based on historical data as well as various internal projections and external sources. The weighted-average cost of capital is estimated based on each reporting unit's cost of debt and equity and a selected capital structure. Under the market multiple or market transaction approach, we rely on assumptions and estimates including comparable asset sales and EBITDA multiples.
Changes in the estimates and assumptions used in our qualitative or quantitative goodwill impairment testing could result in future impairment losses, which could be material to our results of operations.
Derivative financial instruments

We use derivative financial instruments, primarily interest rate swap contracts, to hedge our exposure to interest rate risk. Such derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet this criteria, then the change in fair value is recognized in earnings. The fair value of our interest rate swaps is the present value of estimated future cash flows, calculated as the difference between the fixed rate paid by us and the variable rate received from our counterparty, multiplied by the notional principal amount.
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
Share-based compensation
We have an equity incentive plan that provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period.
For awards with market conditions, the conditions are incorporated into the fair value measurement and the compensation expense is not adjusted if the conditions are not met. The determination of fair value of the market based awards on the date of grant is subjective and involves significant estimates and assumptions including expected volatility of our shares, expected dividend yield, expected term and assumptions of whether the awards will achieve performance thresholds. Changes to these estimates and assumptions could have a material effect on our results of operations in future periods.
For awards with performance conditions, the related compensation expense is based on the probability of achievement. We recognize expense based on anticipated achievement percentages, which are based on internally-developed projections of future Adjusted EBITDA. Any changes to our projections will affect the amount of share-based compensation expense we recognize in future periods.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities including our pension obligation and debt. See Note 17, “Fair value of financial instruments,” to our Consolidated Financial Statements for more information.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 16 to our Consolidated Financial Statements) to manage exposure to this risk. As of December 31, 2019, approximately 24% of our outstanding indebtedness bore interest at floating rates and approximately 76% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $2.5 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $60.0 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $2.5 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $60.0 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2019 approximately 5.2% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 80.5% of our operating expenses for the year ended December 31, 2019 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2019 would have impacted our net income before tax by approximately $8.5 million on a year-to-date basis. The effect of an immediate 5.0% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2019 would have impacted our net income before tax by approximately $3.1 million on a year-to-date basis. The effect of an immediate 5.0% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2019 would have impacted our net income before tax by approximately $6.2 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, cumulative redeemable preferred shares and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statements schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 27, 2020
We have served as the Company’s auditor since 2014.

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$20,931	$116,353
Trade and other receivables, net	71,250	64,770
Accounts receivable from related parties	5,401	6,430
Inventories	16,649	15,390
Prepayments and other assets	44,691	32,617
Property and equipment, net	1,929,914	1,808,412
Goodwill, net	78,339	83,656
Other intangible assets	8,408	6,103
Deferred tax assets	21,381	1,427
Total assets	$2,196,964	$2,135,158
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$181,603	$159,600
Payables to related parties	7,620	4,320
Income tax payable	3,252	1,899
Debt	1,040,658	989,387
Derivative financial instruments	31,932	12,476
Other liabilities	24,307	21,602
Deferred tax liabilities	97,941	106,033
Total liabilities	1,387,313	1,295,317
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 130,967,671 shares issued and 129,121,576 shares outstanding as of December 31, 2019, and 130,494,734 shares issued and 130,440,126 shares outstanding as of December 31, 2018)	14,215	14,161
Treasury shares (at cost, 1,846,095 shares as of December 31, 2019 and 54,608 shares as of December 31, 2018)	(14,088)	(394)
Paid-in capital	1,001,088	992,297
Accumulated other comprehensive loss	(24,642)	(3,658)
Accumulated deficit	(166,922)	(162,565)
Total shareholders' equity	809,651	839,841
Total liabilities and shareholders' equity	$2,196,964	$2,135,158

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations
($ in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Package	$538,088	$532,090	$481,175
Non-package	90,157	83,190	78,230
Management fees	1,820	755	140
Cost reimbursements	6,412	978	—
Total revenue	636,477	617,013	559,545
Direct and selling, general and administrative expenses
Direct	369,050	340,080	310,048
Selling, general and administrative	125,788	115,975	108,176
Pre-opening	1,452	321	—
Depreciation and amortization	101,897	73,278	53,131
Reimbursed costs	6,412	978	—
Impairment loss	6,168	—	—
Gain on insurance proceeds	—	(4,216)	(479)
Direct and selling, general and administrative expenses	610,767	526,416	470,876
Operating income	25,710	90,597	88,669
Interest expense	(44,087)	(62,243)	(53,661)
Loss on extinguishment of debt	—	—	(25,120)
Other (expense) income	(3,200)	2,822	(1,078)
Net (loss) income before tax	(21,577)	31,176	8,810
Income tax benefit (provision)	17,220	(12,199)	(9,051)
Net (loss) income	(4,357)	18,977	(241)
Dividends of cumulative redeemable preferred shares	—	—	(7,922)
Non-cash dividend to warrant holders	—	—	(879)
Net (loss) income available to ordinary shareholders	$(4,357)	$18,977	$(9,042)

Earnings per share
(Losses) earnings per share - Basic	$(0.03)	$0.16	$(0.09)
(Losses) earnings per share - Diluted	$(0.03)	$0.16	$(0.09)
Weighted average number of shares outstanding during the period - Basic	130,023,463	122,150,851	96,896,498
Weighted average number of shares outstanding during the period - Diluted	130,023,463	122,418,500	96,896,498

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(4,357)	$18,977	$(241)
Other comprehensive (loss) income
Pension obligation (loss) gain	(820)	168	(107)
Unrealized loss on interest rate swaps	(20,164)	—	—
Total other comprehensive (loss) income	(20,984)	168	(107)
Comprehensive (loss) income	$(25,341)	$19,145	$(348)

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cumulative Redeemable Preferred Shares and Shareholders' Equity
($ in thousands, except share data)

			Shareholders' Equity
	Cumulative Redeemable Preferred Shares		Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	28,510,994	$345,951	50,481,822	$5,386	—	$—	$349,358	$(3,719)	$(180,422)	$170,603
Net loss	—	—	—	—	—	—	—	—	(241)	(241)
Other comprehensive loss	—	—	—	—	—	—	—	(107)	—	(107)
Share-based compensation	—	—	151,569	17	—	—	3,748	—	—	3,765
Recapitalization transaction	—	—	52,982,364	5,653	—	—	427,878	—	—	433,531
Dividends on cumulative redeemable preferred shares	—	7,922	—	—	—	—	(7,922)	—	—	(7,922)
Purchase of cumulative redeemable preferred shares	(28,510,994)	(239,492)	—	—	—	—	—	—	—	—
Settlement of accrued dividends of cumulative redeemable preferred shares	—	(114,381)	—	—	—	—	—	—	—	—
Non-cash transfer of ordinary shares	—	—	(7,367)	—	7,367	(80)	—	—	—	(80)
Issuance of ordinary shares in exchange for warrants	—	—	6,689,309	747	—	—	132	—	(879)	—
Balance at December 31, 2017	—	$—	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income	—	—	—	—	—	—	—	—	18,977	18,977
Other comprehensive income	—	—	—	—	—	—	—	168	—	168
Share-based compensation	—	—	189,670	22	—	—	6,094	—	—	6,116
Shares issued in business combination (see Note 4)	—	—	20,000,000	2,336	—	—	213,064	—	—	215,400
Repurchase of Earnout Warrants (see Note 11)	—	—	—	—	—	—	(55)	—	—	(55)
Repurchase of ordinary shares	—	—	(47,241)	—	47,241	(314)	—	—	—	(314)
Balance at December 31, 2018	—	$—	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
Net loss	—	—	—	—	—	—	—	—	(4,357)	(4,357)
Other comprehensive loss	—	—	—	—	—	—	—	(20,984)	—	(20,984)
Share-based compensation	—	—	472,937	54	—	—	8,791	—	—	8,845
Repurchase of ordinary shares	—	—	(1,791,487)	—	1,791,487	(13,694)	—	—	—	(13,694)
Balance at December 31, 2019	—	$—	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(166,922)	$809,651
The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,357)	$18,977	$(241)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	101,897	73,278	53,131
Amortization of debt discount and issuance costs	1,371	1,523	2,242
Share-based compensation	8,845	6,116	3,765
Loss on extinguishment of debt	—	—	25,120
(Gain) loss on derivative financial instruments	(708)	12,476	—
Gain on property damage insurance proceeds	—	(2,212)	—
Impairment loss	6,168	—	—
Deferred income taxes	(22,947)	3,006	1,004
Amortization of key money	(263)	—	—
Other	2,472	1,100	928
Changes in assets and liabilities:
Trade and other receivables, net	(9,890)	(11,536)	(3,542)
Accounts receivable from related parties	1,029	(4,935)	(319)
Inventories	(1,218)	(456)	(900)
Prepayments and other assets	(10,742)	3,396	(2,762)
Trade and other payables	1,618	13,725	(8,249)
Payables to related parties	3,300	1,354	(1,964)
Income tax payable	1,353	809	(4,038)
Deferred consideration	—	—	654
Other liabilities	(5,740)	(2,191)	(638)
Net cash provided by operating activities	72,188	114,430	64,191
INVESTING ACTIVITIES
Capital expenditures	(208,970)	(110,851)	(106,230)
Acquisition of Sagicor business, net of cash acquired	—	(93,128)	—
Contract deposit	—	—	(2,700)
Purchase of intangibles	(3,569)	(2,832)	(1,003)
Receipt of key money	6,500	2,000	—
Proceeds from disposal of property and equipment	214	22	104
Property damage insurance proceeds	2,009	203	—
Net cash used in investing activities	(203,816)	(204,586)	(109,829)
FINANCING ACTIVITIES
Proceeds from debt issuance	—	99,499	907,725
Proceeds from borrowings on revolving credit facility	60,000	—	—
Issuance costs of debt	—	—	(2,777)
Repayment of deferred consideration	—	—	(2,490)
Repayment of Term Loan	(10,100)	(9,850)	(366,415)
Repayment of Senior Notes due 2020	—	—	(495,997)
Recapitalization transaction	—	—	79,658
Repurchase of ordinary shares	(13,694)	(314)	—
Repurchase of Earnout Warrants	—	(55)	—
Net cash provided by financing activities	36,206	89,280	119,704
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95,422)	(876)	74,066
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$116,353	$117,229	$43,163
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$20,931	$116,353	$117,229
The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows (Continued)
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$43,089	$53,420	$61,066
Cash paid for income taxes, net	$8,159	$10,890	$21,582
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$20,958	$484	$12,605
Intangible assets capitalized but not yet paid	$251	$516	$—
Interest capitalized but not yet paid	$41	$16	$163
Par value of vested restricted share awards	$54	$22	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,393	$—	$—
Non-cash issuance of shares in business combination (see Note 4)	$—	$215,400	$—
Paid-in-kind dividends of cumulative redeemable preferred shares	$—	$—	$7,922
Purchase of cumulative redeemable preferred shares	$—	$—	$(239,492)
Settlement of accrued dividends of cumulative redeemable preferred shares	$—	$—	$(114,381)
Par value of ordinary shares issued in exchange for warrants	$—	$—	$747
Non-cash dividend to warrant holders	$—	$—	$879
Non-cash transfer of treasury shares	$—	$—	$(80)
The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Consolidated Financial Statements
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 23 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements (our “Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
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
Financial instruments
The Consolidated Balance Sheet contains various financial instruments, including, but not limited to, cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities including our pension obligation and debt.
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
For purposes of calculating our tax liability in certain foreign jurisdictions, we index our depreciable tax bases in certain assets for the effects of inflation based upon statutory inflation factors. The effects of these indexation adjustments are reflected in income tax benefit (provision) in the Consolidated Statements of Operations. The remeasurement gains and losses related to deferred tax assets and liabilities are reported in the income tax benefit (provision).

Foreign exchange gains and losses are presented in the Consolidated Statements of Operations within other (expense) income. We recognized foreign currency losses of $2.1 million, $0.7 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Business combinations
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which we obtain operating control over the acquired business.
The consideration transferred is determined on the acquisition date and is the sum of the fair values of the assets transferred by us, the liabilities assumed by us and equity interests issued by us. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred.
Goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed. If the consideration transferred is less than the fair value of the net assets acquired and liabilities assumed, the difference is recorded as a bargain purchase gain in profit or loss.
Property and equipment, net
Property and equipment are stated at historical cost less accumulated depreciation. The costs of improvements that extend the life of property and equipment, such as structural improvements, equipment and fixtures, are capitalized. In addition, we capitalize soft costs such as interest, insurance, construction administration and other costs that clearly relate to projects under development or construction. Start-up costs, ongoing repairs and maintenance are expensed as incurred. Buildings that are being developed or closed for substantial redevelopment are carried at cost and no depreciation is recorded on these assets until they are put into or back into service. The useful life of buildings under re-development is re-evaluated upon completion of the projects.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2019, 2018 and 2017.
Income taxes
We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards. For purposes of these Consolidated Financial Statements, our income tax benefit (provision) was calculated on a return basis as though we had filed our tax returns in the applicable jurisdictions in which we operate.
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
We have only recorded financial statement benefits and liabilities for tax positions which we believe are more likely than not to be sustained upon settlement with a taxing authority. We have established income tax accruals in accordance with this guidance where necessary, such that a benefit is recognized only for those positions which satisfy the more likely than not threshold. Judgment is required in assessing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns, including the application of the more likely than not criteria. We recognize interest and penalties associated with our uncertain tax benefits as a component of the income tax benefit (provision).
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
Dividends
We must comply with the provisions of Dutch law, our Articles of Association and the covenants in our Senior Secured Credit Facility (as defined in Note 15) if we want to pay cash dividends. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of our shareholders at our general meeting of shareholders (the “General Meeting”), subject to a proposal from our board of directors, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our board of directors deems relevant.
Preferred Shares
We previously issued cumulative redeemable preferred shares (“Preferred Shares”) that could be converted to ordinary shares at the option of the holder or redeemed by such holder or us under certain conditions. Preferred Shares were reported as a temporary equity instrument (see Note 13). There were no Preferred Shares outstanding as of December 31, 2019 or 2018.
Debt
Debt is carried at amortized cost. Any difference between the proceeds (net of debt issuance costs) and the redemption value is recognized as an adjustment to interest expense over the term of the debt using the effective interest rate method. Debt issuance costs are recorded in the Consolidated Balance Sheet as a direct deduction from the carrying amount and amortized over the term of the debt utilizing the effective interest rate method.
Capitalized interest directly attributable to the acquisition, construction or production of qualifying assets, which are assets that take a substantial period of time to get ready for their intended use, is recognized as part of the cost of such assets until the time the assets are substantially ready for their intended use. Capitalized interest is subsequently recognized as depreciation expense in the Consolidated Statements of Operations once the assets are placed into service.
Goodwill
Goodwill arises in connection with business combinations and is generally allocated to our reporting units, which are also our operating segments, based on their relative fair values. Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate a potential impairment. We completed our most recent annual impairment assessment for our goodwill associated with the reporting units within our Yucatán Peninsula and Jamaica reportable segments as of July 1, 2019 and October 1, 2019, respectively, and concluded that goodwill was not impaired as of the testing date. Subsequent to the initial testing date, we recognized an impairment loss of $6.2 million at our Panama Jack Playa del Carmen reporting unit (see Note 19).
When evaluating goodwill for potential impairment, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or if we decide to bypass the qualitative assessment for any reporting unit in any period, we perform a quantitative analysis. The quantitative test is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. We generally estimate the fair value of a reporting unit using a combination of the discounted cash flow approach and the market multiple or market transaction approach. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.
Other intangible assets
The useful life for definite lived intangibles is determined to be equal to their economic life. An impairment loss is recognized for our indefinite or definite lived assets when the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2019, 2018 and 2017.
Revenue recognition
Revenue is recognized on an accrual basis when the rooms are occupied and services have been rendered. We primarily derive our revenue from the following sources:

•
Package revenue: Revenues derived from all-inclusive packages purchased by our guests, which include room accommodations, food and beverage services and entertainment activities, are included in the package revenue line item of the Consolidated Statements of Operations and are considered one performance obligation. Contract liabilities consist of advanced deposits received from customers which are deferred until the rooms are occupied and the services have been rendered. Advance deposits are included in trade and other payables in the Consolidated Balance Sheet. Revenue is measured at the fair value of the consideration received or receivable, stated net of estimated discounts, rebates and value added taxes and recognized when our performance obligation of all-inclusive services is considered transferred to the customer.

•
Non-package revenue: Revenue associated with upgrades, premium services and amenities that are not included in the all-inclusive package. This includes, but is not limited to, premium rooms, dining experiences, wines and spirits and spa packages which are included in the non-package revenue line item of the Consolidated Statements of Operations. Revenue is recognized based on the agreed upon price after the completion of the sale when the product or service is transferred to the customer. Food and beverage revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.

•
Management fees: Management fees are derived from resorts that we manage, typically under long-term contracts with the property owner. Management fees are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. We recognize revenue over the term of the service period as the third-party owners benefit from our management services. Revenue from management contracts is included in the management fees line item of the Consolidated Statements of Operations.

•
Cost reimbursements: Cost reimbursements are derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. These revenues are fully offset by reimbursed costs and have no impact on net income. Cost reimbursements are recognized when agreed upon reimbursable costs are incurred from managing hotels owned by third-parties and included in the cost reimbursements line item of the Consolidated Statements of Operations.

Revenue from operations in the Dominican Republic is net of statutory withholding of $3.8 million, $5.0 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Trade and other receivables, net
Trade and other receivables include amounts due from guests and vendors for merchandise sold or services performed in the ordinary course of business as well as other miscellaneous receivables, such as insurance. Collection of these amounts is expected in one year or less. When necessary, the carrying amount of our receivables is reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. When a trade receivable is considered uncollectible, it is written off against the allowance for doubtful accounts. Subsequent recoveries of amounts previously written off are credited against the allowance accounts. Changes in the carrying amount of the allowance for doubtful accounts are recognized as bad debt expense within selling, general and administrative expenses in the Consolidated Statements of Operations.
Inventories
Inventories consist of food, beverages and other items related to consumption and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method, not to exceed the market value.
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2019, 2018 and 2017, we recorded advertising costs of $26.6 million, $27.3 million and $27.5 million, respectively. Advertising costs are presented in the Consolidated Statements of Operations within selling, general and administrative expenses.
Share-based compensation
We have an equity incentive plan that provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. We recognized share based compensation based on the following scenarios:

•
Awards vesting with the passage of time: Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period.

•
Awards vesting with market conditions: The conditions are incorporated into the fair value measurement and recognized as an expense on a straight-line basis over the vesting period. The compensation expense is not adjusted if the conditions are not met. The determination of fair value on the date of grant is subjective and involves significant estimates and assumptions including expected volatility of our shares, expected dividend yield, expected term and assumptions of whether these awards will achieve performance thresholds.

•
Awards vesting with performance conditions: Compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.

The effects of forfeitures are recognized in compensation expense when they occur.
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. As of March 20, 2019, we elected to adopt hedge accounting and designate our existing interest rate swaps as cash flow hedges. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive (loss) income in our Consolidated Statements of Comprehensive (Loss) Income and reclassified into interest expense in our Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet this criteria, then the change in fair value is recognized in earnings.

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
January 2019
We adopted ASU No. 2016-02 using the transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, resulting in no cumulative adjustment to accumulated deficit as our lease portfolio consists solely of operating leases. Refer to Note 9 for further discussion.

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

January 2019
We adopted ASU No. 2018-02 and concluded that the effect on our Consolidated Financial Statements was immaterial. The tax effects presented in accumulated other comprehensive loss relate to our employee benefit plan and have been historically immaterial.

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
January 2020
The adoption of ASU No. 2016-13 is not expected to have a material effect on our Consolidated Financial Statements. Our financial instruments that are subject to credit risk primarily include trade accounts receivable, which are short term in nature. Further, we evaluated our historical credit losses of trade accounts receivables for the years 2014 through 2019, noting that they were immaterial.

Upon adoption of ASU No. 2016-13, our credit losses will be determined by applying an expected loss rate to the outstanding balance of accounts receivable for each of our reportable segments (refer to Note 20) and our corporate entities. The expected loss rates for our reportable segments and corporate entities were determined primarily using historical credit losses, which are not expected to significantly differ from what is currently expected over the life of our trade receivables.

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
The standard modifies the disclosure requirements of ASC 820 by eliminating and modifying certain disclosures related to the fair value hierarchy and adding new disclosures related to Level 3 fair value measurements.

		January 2020	We do not expect the adoption of ASU No. 2018-13 to have a material impact on our disclosures as we do not have any recurring or nonrecurring Level 3 fair value measurements as of December 31, 2019.

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

January 2020
We do not expect the adoption of ASU No. 2018-14 to have a material impact on our disclosures. We do not have a cash balance pension plan and do not expect gains or losses on our pension obligation to be material to the Consolidated Financial Statements based on our resort portfolio as of December 31, 2019.

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

January 2020
We do not expect the adoption of ASU No. 2018-15 to have a material impact on our Consolidated Financial Statements as implementation costs for our hosting arrangements that are service contracts have historically been immaterial.

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The standard simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities.
January 2021
We are in the process of evaluating the impact of ASU No. 2019-12. We expect the adoption of this standard to result in changes to deferred tax liabilities and deferred income tax expense for our resorts located in the Dominican Republic, which are subject to hybrid tax regimes.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 20) ($ in thousands):

	Year Ended December 31, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$212,794	$76,056	$75,874	$173,364	$—	$538,088
Non-package revenue	31,282	12,620	15,067	31,164	24	90,157
Management fees	—	—	—	—	1,820	1,820
Cost reimbursements	—	—	—	4,678	1,734	6,412
Total revenue	$244,076	$88,676	$90,941	$209,206	$3,578	$636,477

	Year Ended December 31, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$236,815	$75,506	$104,858	$114,569	$342	$532,090
Non-package revenue	30,141	13,866	20,279	18,941	(37)	83,190
Management fees	—	—	—	—	755	755
Cost reimbursements	—	—	—	—	978	978
Total revenue	$266,956	$89,372	$125,137	$133,510	$2,038	$617,013

	Year Ended December 31, 2017
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$242,296	$76,170	$104,167	$58,542	$—	$481,175
Non-package revenue	34,440	14,775	19,958	9,054	3	78,230
Management fees	—	—	—	—	140	140
Total revenue	$276,736	$90,945	$124,125	$67,596	$143	$559,545

Performance obligations

We recognize revenues when the performance obligations are satisfied by transferring control of the product or service to our customers as described in Note 2.

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
Contract assets and liabilities

We do not have any material contract assets as of December 31, 2019 and 2018 other than trade and other receivables on our Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 19) within trade and other payables on our Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
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

Note 4. Business combinations

Business combination with the Sagicor Parties

On February 26, 2018, we entered into a Share Exchange Implementation Agreement with JCSD Trustee Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, and Sagicor Real Estate X Fund Limited (collectively, the “Sagicor Parties”), as amended by that certain First Amendment to Share Exchange Implementation Agreement dated May 31, 2018 (as amended, the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Sagicor Parties agreed to contribute a portfolio of the following assets (the “Sagicor Assets”) to a subsidiary of ours in exchange for consideration consisting of a combination of our ordinary shares and cash:

•	The Hilton Rose Hall Resort & Spa;

•	The Jewel Runaway Bay Beach Resort & Waterpark;

•	The Jewel Dunn’s River Beach Resort & Spa;

•	The Jewel Paradise Cove Beach Resort & Spa;

•	The 88 units comprising one of the towers in the multi-tower condominium and spa at the Jewel Grande Montego Bay Resort & Spa;

•	Developable land sites adjacent to the Jewel Grande Montego Bay Resort & Spa and the Hilton Rose Hall Resort & Spa;

•	The management contract for the units owned by the Sagicor Parties at the Jewel Grande Montego Bay Resort & Spa; and

•	All of the Sagicor Parties’ rights to “The Jewel” hotel brand.

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

Fair values of assets acquired and liabilities assumed
The following table presents our estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019 and as finalized during the three months ended June 30, 2019 ($ in thousands):

	June 1, 2018 (as previously reported)	Adjustments(1)	June 1, 2018 (as finalized)
Total purchase consideration	$308,528	$—	$308,528
Net assets acquired
Working capital	(1,665)	—	(1,665)
Property and equipment	304,299	(5,950)	298,349
Identifiable intangible assets and liabilities	(449)	—	(449)
Deferred income taxes	(25,582)	5,099	(20,483)
Goodwill	31,925	851	32,776
Total net assets acquired	$308,528	$—	$308,528

________
(1) In addition to the adjustments recorded during the measurement period, we recognized adjustments to deferred income taxes and goodwill representing an immaterial correction of an error for acquired property and equipment in the third quarter of 2019. The adjustments made in the third quarter of 2019 were not significant to our previously reported Consolidated Financial Statements.
Property and equipment
Property and equipment primarily consists of the all-inclusive resorts and adjacent developable land sites. We estimated the value of the acquired property and equipment using a combination of the income and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions (as described in Note 17), such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the Sagicor Assets.
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

We estimated the value of the management contract using the multi-period excess earnings valuation method, which is a variation of the income valuation approach. This method estimates an intangible asset’s value based on the present value of its incremental after-tax cash flows. This valuation approach utilizes Level 3 inputs (as described in Note 17).
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
Goodwill
The excess of the purchase consideration over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and future growth opportunities of our combined operations and is not deductible for income tax purposes. Goodwill related to the business combination was recognized at the Jamaica reportable segment (refer to discussion of our reportable segments in Note 20).

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
For the year ended December 31, 2018, we incurred $2.9 million in transaction costs related to the acquisition and $1.3 million in transaction costs related to the issuance of the $100.0 million term loan add-on. These costs are recorded within selling, general and administrative expenses in the Consolidated Statements of Operations and are reflected in unaudited pro forma net income for the year ended December 31, 2017 in the table above.
Sagicor Assets' results of operations
The following table presents the results of the Sagicor Assets' operations, which are recorded within our Jamaica reportable segment, included in our Consolidated Statements of Operations for the period from the Acquisition Date through December 31, 2018 ($ in thousands):

June 2, 2018 - December 31, 2018
Revenue	$55,598
Net income	$898

Recapitalization transaction
At 12:00 a.m. Central European Time on March 12, 2017, we consummated a business combination (the “Pace Business Combination”) pursuant to that certain transaction agreement by and among us, Playa Hotels & Resorts B.V. (our “Predecessor”), Pace Holdings Corp. (“Pace”) and New Pace Holdings Corp. (“New Pace”), the effects of which replicated the economics of a reverse merger between our Predecessor and Pace. In connection with the Pace Business Combination, Pace formed Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid), as a wholly-owned subsidiary to facilitate the reverse merger with our Predecessor. Prior to the consummation of the Pace Business Combination, Porto Holdco B.V. was converted to a Dutch public limited liability company (naamloze vennootschap) and changed its name to Porto Holdco N.V. Upon the consummation of the Pace Business Combination, our name was changed to Playa Hotels & Resorts N.V.
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
The Consolidated Financial Statements presented herein are those of our Predecessor for all periods prior to the completion of the Pace Business Combination. The number of ordinary shares presented as outstanding as of December 31, 2015 totaled 50,481,822 and consisted of the number of ordinary shares issued to Predecessor shareholders. This number of shares was also used to calculate our earnings per share for all periods prior to the Pace Business Combination.

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
Note 5. Property and equipment
The balance of property and equipment is as follows ($ in thousands):

	As of December 31,
	2019	2018
Property and equipment, gross
Land, buildings and improvements	$1,976,214	$1,787,727
Fixtures and machinery	81,437	69,396
Furniture and other fixed assets	228,533	195,036
Construction in progress	42,083	106,520
Total property and equipment, gross	2,328,267	2,158,679
Accumulated depreciation	(398,353)	(350,267)
Total property and equipment, net	$1,929,914	$1,808,412

Depreciation expense for property and equipment was $100.8 million, $72.3 million and $52.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
For the years ended December 31, 2019, 2018 and 2017, $13.1 million, $5.2 million and $1.6 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.
Hyatt Ziva and Hyatt Zilara Cap Cana development
On July 12, 2017, we acquired the land for the new Hyatt Ziva and Hyatt Zilara Cap Cana in Punta Cana, Dominican Republic for total consideration of $56.2 million. We paid $45.6 million of the consideration in cash upon closing of the acquisition. The remaining $10.6 million balance was initially due on the earlier of (i) two years from the beginning of construction of the resorts, or the third quarter of 2019, or (ii) the opening of the resorts. However, we received an extension and the payment was remitted during the fourth quarter of 2019.
Note 6. Income taxes
Net (loss) income before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(7,030)	$(5,168)	$(6,066)
Foreign	(14,547)	36,344	14,876
Net (loss) income before tax	$(21,577)	$31,176	$8,810

The components of our income tax benefit (provision) for the years ended December 31, 2019, 2018 and 2017 were as follows ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Domestic	$(8)	$(1)	$(67)
Foreign	(5,592)	(9,183)	(7,967)
Total current income tax provision	(5,600)	(9,184)	(8,034)
Deferred
Domestic	7,684	—	—
Foreign	15,136	(3,015)	(1,017)
Total deferred income tax benefit (provision)	22,820	(3,015)	(1,017)
Income tax benefit (provision)	$17,220	$(12,199)	$(9,051)

Reconciliation of Netherlands statutory income tax rate to actual income tax rate
A reconciliation of The Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
	2019		2018		2017
Income tax benefit (provision) at statutory rate	$5,394	25.0%	$(7,794)	25.0%	$(2,203)	25.0%
Differences between statutory rate and foreign rate	18,836	87.3%	21,629	(69.4)%	16,277	(184.8)%
Inflation adjustments	4,276	19.8%	4,848	(15.6)%	5,009	(56.9)%
Nondeductible interest and expenses	(12,043)	(55.8)%	(7,963)	25.5%	(6,975)	79.2%
Debt extinguishment and other	—	—%	—	—%	536	(6.1)%
Business interruption proceeds	—	—%	—	—%	(164)	1.9%
Goodwill impairment	(1,542)	(7.1)%	—	—%	—	—%
Other	(60)	(0.3)%	(193)	0.7%	229	(2.6)%
Foreign exchange rate differences	(6,038)	(28.0)%	(3,561)	11.4%	(3,183)	36.1%
Dominican Republic tax classification	(6,109)	(28.3)%	(5,145)	16.5%	3,994	(45.3)%
Dutch and U.S. rate change	3,952	18.3%	(13,721)	44.0%	(2,590)	29.4%
Change in valuation allowance	10,554	48.9%	(299)	1.0%	(19,981)	226.8%
Income tax benefit (provision)	$17,220	79.8%	$(12,199)	39.1%	$(9,051)	102.7%

We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the year ended December 31, 2019, we recognized an income tax benefit of $17.2 million, resulting in an effective tax rate for the year of 79.8%. The 2019 income tax benefit was driven primarily by an $18.8 million tax benefit from our rate-favorable jurisdictions, a $4.3 million tax benefit associated with inflation adjustments, a $4.0 million tax benefit on measurement of the Dutch deferred tax assets and liabilities pursuant to the Dutch tax rate change and a $10.6 million decrease in our valuation allowance. The income tax benefit was partially offset by the $13.6 million tax expense on non-deductible interest, goodwill impairment expense and other expenses, a $6.1 million expense associated with our Dominican Republic entities and a $6.0 million tax expense associated with foreign exchange rate fluctuations.
During the first quarter of 2019, we implemented a new transfer pricing policy, where the intercompany pricing mechanics between our entities are based on the return on operating assets per applicable guidelines defined by the Organization for Economic Cooperation and Development. As a result, certain of our hotel entities that were previously in loss positions became profitable, which resulted in the release of their valuation allowances. Subsequent to the first quarter of 2019, we continued to evaluate our overall global structure and available tax planning strategies. We also evaluated the potential impact of legislative changes in foreign jurisdictions. During the fourth quarter of 2019, we implemented a second new transfer pricing policy, a cost-plus policy for our U.S. management companies, effective on January 1, 2020. As a result, our management company which was previously in a loss position is now expected to be profitable and we released its valuation allowance in the fourth quarter of 2019. The total tax benefit of $20.8 million related to the valuation allowance releases, as well as the other income tax effects related to both policies, have been reflected in the income tax computation for the year ended December 31, 2019.

For the year ended December 31, 2018, we recognized an income tax provision of $12.2 million, resulting in an effective tax rate for the year of 39.1%. The 2018 income tax provision was driven primarily by $13.7 million of tax expense on measurement of the Dutch deferred tax assets and liabilities pursuant to the Dutch tax rate change, an $8.0 million tax expense on non-deductible interest and other expenses, a $5.1 million expense associated with our Dominican Republic entities and a $3.6 million tax expense associated with foreign exchange rate fluctuations. The net income tax expense was partially offset by the tax benefit of $21.6 million from the rate-favorable jurisdictions and a $4.8 million tax benefit associated with inflation adjustments.

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
We have a taxable presence in a variety of jurisdictions worldwide, most significantly in Mexico, the Netherlands, the Dominican Republic and Jamaica. We have been granted certain “tax holidays,” providing us with temporary income tax exemptions. Specifically, three of our entities in the Dominican Republic are under a tax holiday. Inversiones Vilazul, S.A.S, has a tax exemption through December 31, 2019. Playa Romana Mar B.V. and Playa Dominican Resorts B.V. are tax exempted for 15 years starting in 2019.
Effects of the Dutch Tax Rate Change
On December 18, 2018, the Dutch Senate approved the 2019 tax package. Effective January 1, 2019, the corporate tax rate reduced from 25% to 22.55% for 2020, and 20.5% for 2021 and forward for amounts in excess of €0.2 million. These adjusted rates impact the carrying value of our deferred tax assets that are offset by a full valuation allowance. Additionally, our Netherlands entities have deferred tax liabilities on fixed assets without a valuation allowance. Our Netherlands deferred tax assets decreased $14.4 million and valuation allowance decreased $14.4 million without resulting in financial impact. Our Netherlands deferred tax liabilities on fixed assets decreased by $0.7 million, which has a deferred tax benefit of $0.7 million impact to the financial statement at the year ended December 31, 2018.

On December 17, 2019, the Dutch Senate approved the 2020 tax package, effective January 1, 2020. Compared to the 2019 tax package, the 2020 tax package increases the corporate tax rate to 25% for 2020 and increases the corporate tax rate to 21.7% for 2021 and forward for amounts in excess of €0.2 million. These adjusted rates increased the carrying value of our deferred tax assets by $4.2 million, which was offset by a full valuation allowance increase of $4.2 million and resulted in no net financial statement impact. Additionally, our Netherlands deferred tax liabilities on fixed assets increased by $0.2 million, which increased deferred tax expense by $0.2 million for the year ended December 31, 2019.
Dominican Republic

Taxes in the Dominican Republic are determined based upon APAs approved by the Ministry of Finance of the Dominican Republic. APAs were signed in December 2017 and remain in effect until 2019 for three of our Dominican Republic hotel entities: Playa Cana, B.V., Playa Romana Mar, B.V. and Inversiones Vilazul, S.A.S. These APAs were extended through 2020. Pursuant to the signed APAs, our Dominican Republic entities are subject to the greater of an income tax, asset tax or gross receipts tax. Our newly built hotel, Playa Dominican Resorts B.V., opened in November 2019 and the APA for this hotel is in the negotiation process.

During 2019, our Dominican Republic entities were not subject to income tax. We projected that they will be subject to income taxes in some of the foreseeable years. We infer from ASC 740-10-55-144 that under these circumstances, a hybrid tax rate is applicable to compute deferred tax expenses. As such, for the year ended December 31, 2019, we recorded deferred tax expense of $5.7 million. We will closely monitor the operations of our Dominican Republic entities and update the computation as necessary on a quarterly basis.

During 2018, some of our Dominican Republic entities were subject to income tax. We projected that they will be subject to income taxes in some of the foreseeable years. We infer from ASC 740-10-55-144 that under these circumstances, a hybrid tax rate is applicable to compute deferred tax expenses. As such, for the year ended December 31, 2018, we recorded current income tax expense of $0.3 million and deferred tax expense of $4.8 million.

During 2017, our Dominican Republic entities were not income tax payers and we project the same trend for the foreseeable future; therefore, our Dominican Republic entities are not subject to income tax accounting under U.S. GAAP. As such, the income tax expense recorded at December 31, 2016 was reversed at December 31, 2017.
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
The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows ($ in thousands):

	As of December 31,
	2019	2018
Deferred tax assets
Advance customer deposits	$5,074	$6,098
Trade payables and other accruals	8,381	5,210
Labor liability accrual	1,020	757
Property and equipment	788	766
Lease obligation	1,123	—
Other assets	2,564	—
Net operating losses	110,135	98,874
Total deferred tax asset	129,085	111,705
Valuation allowance	(79,788)	(94,575)
Net deferred tax asset	49,297	17,130

Deferred tax liabilities
Accounts receivable and prepayments to vendors	613	1,113
Property and equipment	124,121	119,800
Other liabilities	1,123	823
Total deferred tax liability	125,857	121,736
Net deferred tax liability	$(76,560)	$(104,606)

As of December 31, 2019 and 2018, we had $35.1 million and $18.9 million, respectively, of net operating loss carryforwards in our Mexican subsidiaries that expire in varying amounts from 2020 to 2029.
As of December 31, 2019 and 2018, we had $356.3 million and $349.5 million, respectively, of net operating loss carryforwards in our Dutch subsidiaries that expire in varying amounts from 2020 to 2027.
As of December 31, 2019 and 2018, we had $56.5 million and $61.0 million, respectively, of net operating loss carryforwards in our Jamaica subsidiaries. Jamaican NOLs do not expire, however, the utilization is limited to 50% of taxable income before the net operating loss deduction annually for our legacy Jamaican entity. This 50% cap does not apply to our Jamaican entities formed in 2018 because of the exception that it does not apply during the five years of assessment following the first year of operation of a new trade, profession, or business.

As of December 31, 2019 and 2018, we had $28.5 million and $20.5 million, respectively, of net operating loss carryforwards in our U.S. subsidiary. These carryforwards generated pre-2018 expire in various amounts from 2034 to 2037, while net operating losses generated in 2018 and forward do not expire.
As of December 31, 2019 and 2018, we had no net operating loss carryforwards in our Dominican Republic subsidiary.
The ability to utilize the tax net operating losses in any single year ultimately depends upon our ability to generate sufficient taxable income.
We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our subsidiaries. We asserted to permanently reinvest the foreign earnings and has no intention to repatriate foreign earnings to the U.S. within the foreseeable future.
The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2019, 2018 and 2017 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2019	$(94,575)	$(7,008)	$21,795	$(79,788)
December 31, 2018	$(98,755)	$(23,789)	$27,969	$(94,575)
December 31, 2017	$(81,738)	$(19,469)	$2,452	$(98,755)

The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2019, our valuation allowance relates primarily to net operating loss carryforwards, which we do not expect to utilize, most notably in Netherlands, and certain legal entities in Mexico and Jamaica.
We are subject to income taxes in a variety of jurisdictions worldwide. For our significant jurisdictions, the earliest years that remain subject to examination are 2008 for Mexico, 2017 for Netherlands, 2014 for Jamaica and 2016 for the Dominican Republic and the United States. We consider the potential outcome of current and future examinations in our assessment of our reserve for uncertain tax positions.
We had no uncertain tax positions as of December 31, 2019, 2018 and 2017.
Note 7. Related party transactions
Relationship with Hyatt
In connection with the Pace Business Combination, all outstanding Preferred Shares of our Predecessor owned by HI Holdings Playa were purchased at a purchase price of $8.40 per share for $196.0 million in face value and $93.6 million of associated PIK dividends. Subsequent to the Pace Business Combination, Hyatt continued to be a related party due to its ownership of our ordinary shares and representation on our Board of Directors.
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
The Real Shareholder was one of the lenders of our term loan associated with the Senior Secured Credit Facility, as defined in Note 15. Additionally, one of our previous offices in Cancún, Mexico was owned by an affiliate of the Real Shareholder, and we subleased the space from a third party also affiliated with the Real Shareholder. We terminated this lease agreement effective July 1, 2017. Lease payments related to this space were less than $0.1 million for the year ended December 31, 2017.

Relationship with Sagicor
In connection with the acquisition of the Sagicor Assets, we issued 20,000,000 of our ordinary shares to affiliates of Sagicor Group Jamaica Limited (Sagicor”). Sagicor is considered a related party due to the ownership of our ordinary shares by its affiliated entities and representation on our Board of Directors.
We pay Sagicor for insurance coverage for some of our Jamaica employees and properties. As of December 31, 2018, we were also owed $4.8 million from Sagicor related to advance deposits and credit card collections which were paid to Sagicor, rather than us, following the acquisition. As of December 31, 2019, substantially all of this amount has been received.
Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.
Relationship with Sabre
We have a service agreement with Sabre Hospitality Solutions (“Sabre”), a division of Sabre GLBL Inc., for use of a central reservation and direct booking system. Sabre also provides call center services. Sabre is considered a related party as a member of our Board of Directors currently serves on the board of Sabre Corporation, the parent company of Sabre GLBL Inc.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2019, 2018 and 2017 were as follows ($ in thousands):

		Year Ended December 31,
Related Party	Transaction	2019	2018	2017
Hyatt	Hyatt franchise fees (1)	$17,423	$16,688	$14,105
Sagicor	Insurance premiums (1)	$1,659	$1,765	$—
Sagicor	Cost reimbursements	$5,142	$—	$—
Sabre	Booking and call center services (2)	$989	$—	$—
Chief Executive Officer	Lease expense (2)	$745	$989	$1,032
Hyatt and Real Shareholder	Dividends on the Preferred Shares (3)	$—	$—	$7,922
Real Shareholder	Deferred consideration accretion (4)	$—	$—	$36
Real Shareholder	Interest expense on related party debt (4)	$—	$—	$372
________

(1)
Included in direct expense in the Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.

(2)	Included in selling, general, and administrative expense in the Consolidated Statements of Operations.

(3)	Included in dividends of cumulative redeemable preferred shares in the Consolidated Statements of Operations.

(4)	Included in interest expense in the Consolidated Statements of Operations.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We provided all requested documentation to the Dutch tax authorities and, in the fourth quarter of 2018, they reached their final determination resulting in a gain of $1.2 million reported in other (expense) income for the year ended December 31, 2018. As of December 31, 2018 and 2019, there was no operating tax contingency outstanding.
Note 9. Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as described in Note 2, using the transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The adoption of ASU 2016-02 resulted in no cumulative adjustment to accumulated deficit as our lease portfolio consists solely of operating leases. The comparative periods presented in our Consolidated Financial Statements are presented in accordance with ASC 840, Leases and do not reflect the impact of ASU 2016-02. On the date of adoption, January 1, 2019, we recorded right-of-use assets of $5.0 million and lease liabilities of $5.3 million related to our portfolio of operating leases (see Note 19 for balances as of December 31, 2019).
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
Our administrative offices, located in Virginia, Florida and Cancún, are leased under various lease agreements that extend for varying periods through 2025, with the option to extend our Cancún and Florida office leases through 2026 and 2030, respectively. The extension options are reasonably certain to be exercised and included in the amounts recorded. Our administrative offices contain lease components (e.g., fixed rent payments) and non-lease components (e.g., common-area maintenance, shared service costs and insurance costs), which we account for separately. The lease components and non-lease components associated with our administrative offices represent the majority of our lease expense and variable lease expense, respectively.
Our minimum future lease payments under non-cancelable operating leases with third parties and related parties and lease liability as of December 31, 2019 were as follows ($ in thousands):

As of December 31, 2019
Minimum future lease payments
2020	$991
2021	1,036
2022	1,074
2023	786
2024	652
2025	686
Thereafter	2,243
Total minimum future lease payments	7,468
Less: imputed interest	(1,260)
Total lease liability	$6,208

Our minimum future lease payments at December 31, 2018 payable under non-cancelable operating leases with third parties and related parties were as follows ($ in thousands):

As of December 31, 2018
2019	$1,199
2020	1,031
2021	1,016
2022	1,044
2023	745
Thereafter	3,394
Total minimum future lease payments	$8,429

The following table presents the components of lease expense and supplemental cash flow information for the year ended December 31, 2019 ($ in thousands):

Year Ended December 31, 2019
Lease expense (1)(2)	$2,563
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$643
    ________
(1) Includes variable lease and short term lease expenses, which are considered individually immaterial. Our lease expense is reported in direct expense and selling, general and administrative expense in the Consolidated Statements of Operations depending on the nature of the lease.
(2) Lease expense under ASC 840, Leases, related to our non-cancelable operating leases, including variable lease cost, was $2.4 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively.

The following table presents other relevant information related to our leases as of December 31, 2019:

Weighted-average remaining lease term	7.95 years
Weighted-average discount rate (1)	4.54%
________
(1) The discount rates applied to each lease reflects our estimated incremental borrowing rate which was determined based on lending rates specific to the type of leased real estate.

We rent certain real estate to third parties for office and retail space within our hotels. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the year ended December 31, 2019 ($ in thousands):

Leases	Financial Statement Classification	Year Ended December 31, 2019
Operating lease income (1)	Non-package revenue	$5,105
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 10. Ordinary shares
As of December 31, 2016, the number of ordinary shares presented as outstanding totaled 50,481,822. On March 12, 2017, 52,982,364 ordinary shares were issued as part of the recapitalization in the Pace Business Combination (see Note 4).
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
On December 28, 2017, a member of our Board of Directors waived his previously granted share-based compensation for his services as a member of our Board, and transferred 7,367 ordinary shares back to us for no consideration. The shares are recorded as treasury shares on the Consolidated Balance Sheet as of December 31, 2019.

On June 1, 2018, 20,000,000 ordinary shares were issued as part of the business combination with the Sagicor Parties (see Note 4).
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months and year ended December 31, 2019, we purchased 442,303 and 1,791,487 ordinary shares, respectively, under the repurchase program. The shares repurchased are recorded as treasury shares on the Consolidated Balance Sheet as of December 31, 2019.
As of December 31, 2019, our ordinary share capital consisted of 129,121,576 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,050,376 restricted shares and 20,367 share units were outstanding under the 2017 Plan (as defined in Note 12). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of share units are neither entitled to vote nor dispose of such shares until they vest.
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
On August 8, 2018, we repurchased 12,230 of the outstanding Earnout Warrants for less than $0.1 million. The Earnout Warrant repurchase resulted in a reduction to paid-in capital and had no impact on our Consolidated Statements of Operations for the year ended December 31, 2018.
As of December 31, 2019, there were 2,987,770 Earnout Warrants outstanding.
Note 12. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by our Board of Directors and shareholders on March 10, 2017 and was amended on May 16, 2019 to increase the number of ordinary shares authorized and available for grant from 4,000,000 shares to 12,000,000 shares. The Compensation Committee of our Board of Directors may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards under the 2017 Plan. As of December 31, 2019, there were 7,665,750 shares available for future grants under the 2017 Plan. Compensation expense related to the 2017 Plan is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

Restricted share awards
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares) subject to restrictions and a risk of forfeiture. Restricted shares issued to employees and executives generally vest over a period of three or five years. Restricted share units generally vest over a period of three years. For restricted share awards with a three-year vesting period, one-third of the award vests on each of the first three anniversaries of the grant date of the award. For restricted share awards with a five-year vesting period, 25% of the award vests on the third anniversary of the grant date of the award, 25% vests on the fourth anniversary of the grant date of the award and 50% vests on the fifth anniversary of the grant date of the award. Restricted share awards issued to our directors for their services as directors generally vest immediately on the grant date of the award.
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

A summary of our restricted share awards from January 1, 2019 to December 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,718,684	$10.19
Granted	1,000,184	7.25
Vested	(472,937)	9.46
Forfeited	(88,595)	9.30
Unvested balance at December 31, 2019	2,157,336	$9.03

The following table provides additional information on our restricted share awards for the years ended December 31, 2019, 2018 and 2017 ($ in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$7.25	$10.25	$10.19
Fair value of vested restricted share awards	$3,600	$1,963	$1,545
Share-based compensation expense	$8,065	$5,072	$3,587

As of December 31, 2019, the unrecognized compensation cost related to restricted share awards was $10.8 million and is expected to be recognized over a weighted-average period of 1.9 years.

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

In the table above, the total shareholder return component is a market condition as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to this component is recognized on a straight-line basis over the vesting period. The grant date fair value of the portion of the awards based on the compounded annual growth rate of our Adjusted EBITDA (as defined in Note 20) was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component is reassessed at each reporting date based on our estimate of the probable level of achievement, and the accrual of compensation expense is adjusted as appropriate.

A summary of our performance share awards from January 1, 2019 to December 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2019	523,545	$8.26
Granted	389,862	5.83
Unvested balance at December 31, 2019	913,407	$7.22

The following table provides additional information on our performance share awards for the years ended December 31, 2019, 2018 and 2017 ($ in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$5.83	$8.53	$7.99
Share-based compensation expense	$780	$1,045	$178

As of December 31, 2019, the unrecognized compensation cost related to performance share awards was $0.9 million and is expected to be recognized over a weighted-average period of 1.7 years.
Note 13. Preferred Shares
Prior to the Pace Business Combination, all of our Predecessor's Preferred Shares were purchased at a purchase price of $8.40 per share for an aggregate amount of $353.9 million, which consisted of $239.5 million in face value and $114.4 million of associated PIK dividends. The Preferred Shares issued by our Predecessor were eliminated and extinguished in 2017 as part of the reverse merger in the Pace Business Combination. The extinguishment is reflected as a non-cash financing activity in the Consolidated Statements of Cash Flows.
Note 14. Earnings per share
Prior to the Pace Business Combination, our Preferred Shares and their related accumulated non-cash PIK dividends were participating securities. If a dividend was declared or paid on our Predecessor’s ordinary shares, holders of our Predecessor’s ordinary shares and Preferred Shares were entitled to proportionate shares of such dividend, with the holders of our Predecessor's Preferred Shares participating on an as-if converted basis.
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
Diluted EPS attributable to ordinary shareholders is computed by using the more dilutive result of the two-class method, the if-converted method or the treasury stock method. Under the two-class method, the number of shares used in the computation of diluted losses per share is the same as that used for the computation of basic earnings per share for participating securities, as the result would be anti-dilutive. The net income attributable to ordinary shareholders is not allocated to the Preferred Shares until all other reserves have been exhausted or such loss cannot be covered in any other way. Under the if-converted method, the weighted-average number of ordinary shares outstanding includes potentially dilutive ordinary shares and assumes the conversion of the outstanding Preferred Shares of our Predecessor as of the first day of the reporting period. The dilutive effect of awards under our 2017 Plan is reflected in diluted EPS by application of the treasury stock method.
Basic and diluted EPS were as follows ($ in thousands, except share data):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net (loss) income	$(4,357)	$18,977	$(241)
Non-cash dividend to warrant holders	—	—	(879)
Convertible Preferred Share dividends	—	—	(7,922)
Allocation of undistributed earnings to preferred shareholders (1)	—	—	—
Numerator for basic EPS - net (loss) income available to ordinary shareholders	(4,357)	18,977	(9,042)
Add back convertible Preferred Share dividends (1)	—	—	—
Add back of undistributed earnings to preferred shareholders (1)	—	—	—
Numerator for diluted EPS - net (loss) income available to ordinary shareholders after assumed conversions	$(4,357)	$18,977	$(9,042)
Denominator
Denominator for basic EPS - weighted-average shares	130,023,463	122,150,851	96,896,498
Effect of dilutive securities
Unvested restricted share awards	—	267,649	—
Denominator for diluted EPS - adjusted weighted-average shares	130,023,463	122,418,500	96,896,498

EPS - Basic	$(0.03)	$0.16	$(0.09)
EPS - Diluted	$(0.03)	$0.16	$(0.09)
_______
(1) For the year ended December 31, 2017, no undistributed earnings were allocated to the preferred shareholders of our Predecessor as we had undistributed losses after deducting Preferred Share dividends of our Predecessor from net income. For the year ended December 31, 2017, Preferred Share dividends of our Predecessor of $7.9 million were not added back for purposes of calculating diluted EPS because the effect of treating our Predecessor's Preferred Shares as if they had been converted to their 7,898,432 ordinary share equivalents as of January 1, 2017, was anti-dilutive.

For the years ended December 31, 2019, 2018 and 2017; 2,157,336; 9,482 and 1,265,830 of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the years ended December 31, 2019, 2018 and 2017; 913,407; 523,545 and 265,222 of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period.

For the years ended December 31, 2019, 2018 and 2017, outstanding Earnout Warrants to acquire a total of 2,987,770; 2,987,770 and 3,000,000 ordinary shares, respectively, were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.
Note 15. Debt
Our debt consists of the following ($ in thousands):

	As of December 31,
	2019	2018
Debt obligations
Term Loan (1)	$986,448	$996,548
Revolving Credit Facility (2)(3)	60,000	—
Total debt obligations	1,046,448	996,548
Unamortized discount and debt issuance costs
Discount on Term Loan	(2,168)	(2,681)
Unamortized debt issuance costs on Term Loan	(3,622)	(4,480)
Total unamortized discount and debt issuance costs	(5,790)	(7,161)
Total debt	$1,040,658	$989,387

________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 4.55% and 5.27% as of December 31, 2019 and 2018, respectively. Effective March 29, 2018, we entered into two interest rate swaps to fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 16).

(2)
The commitment fee on the undrawn balance of our Revolving Credit Facility may range from 0.5% to 0.25% depending on certain leverage ratios. The commitment fee was 0.5% on the $40.0 million and $100.0 million undrawn balance as of December 31, 2019 and 2018, respectively.

(3)
Draws under the Revolving Credit Facility bear interest at one-month LIBOR plus 3.0%. The weighted-average interest rate on the outstanding balance of our Revolving Credit Facility was 4.72% as of December 31, 2019.

Aggregate debt maturities for future annual periods are as follows ($ in thousands):

As of December 31, 2019
2020 (1)	$70,100
2021	10,100
2022	10,100
2023	10,100
2024	946,048
Thereafter	—
Total debt maturities	$1,046,448

________

(1)	We are not contractually obligated to repay the outstanding balance on our Revolving Credit Facility until 2022; however, we plan to repay the outstanding balance as of December 31, 2019 in 2020.
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

On December 6, 2017, we amended our Senior Secured Credit Facility and exercised our option to request an incremental term loan of $380.0 million (the “Second Term Loan”). The interest rate on our First and Second Term Loans was subsequently set to LIBOR plus 3.25% where the applicable LIBOR rate has a 1.0% floor. The proceeds received from the Second Term Loan were used to repay our Senior Notes due 2020. The Second Term Loan, repayment of our existing term loan and repayment of our Senior Notes due 2020 were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $25.1 million for the year ended December 31, 2017.

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

The obligations under the Senior Secured Credit Facility are guaranteed by (a) substantially all of our material subsidiaries, subject to certain exceptions and (b) the Company on a limited recourse basis, with such guaranty being collateralized by a lien on the our ordinary shares.

The obligations are further collateralized by, among other things, a lien on (i) all hotels located in Mexico, (ii) certain personal property associated with such hotel properties and (iii) pledges of equity interests in certain of our subsidiaries that directly or indirectly own equity interests in any hotel property or certain management companies.
Financial maintenance covenants
Our Senior Secured Credit Facility requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility. On March 19, 2019, we entered into the Third Amendment to Amended & Restated Credit Agreement (the “Third Amendment”) to exclude the lesser of $50.0 million and the aggregate amount of revolving credit commitments borrowed in connection with the Hyatt Ziva and Hyatt Zilara Cap Cana development project from the calculation of the springing leverage ratio for the period July 1, 2019 through June 30, 2020. On July 1, 2020, the springing leverage ratio will be calculated based on the provisions in the Senior Secured Credit Facility as if the Third Amendment had not taken place. We were in compliance with all applicable covenants as of December 31, 2019.
Note 16. Derivative financial instruments
Interest rate swaps
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

As of March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense in the Consolidated Statements of Operations. Following the adoption, the change in the fair value of our interest rate swaps that qualifies as effective cash flow hedges is recorded through other comprehensive loss (“OCI”) in the Consolidated Statements of Comprehensive (Loss) Income. Unrealized gains and losses in accumulated other comprehensive loss (“AOCI”) are reclassified to interest expense as interest payments are made on our variable rate debt.

The following tables present the effect of our interest rate swaps, net of tax, in the Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	2019	2018	2017
AOCI from our cash flow hedges as of January 1	$—	$—	$—
Change in fair value	5,834	—	—
Reclassification from AOCI to interest expense	24	—	—
OCI related to our cash flow hedges for the three months ended March 31	5,858	—	—
Change in fair value	14,648	—	—
Reclassification from AOCI to interest expense	136	—	—
OCI related to our cash flow hedges for the three months ended June 30	14,784	—	—
Change in fair value	4,912	—	—
Reclassification from AOCI to interest expense	(324)	—	—
OCI related to our cash flow hedges for the three months ended September 30	4,588	—	—
Change in fair value	(3,907)	—	—
Reclassification from AOCI to interest expense	(1,159)	—	—
AOCI from our cash flow hedges as of December 31 (1)	$20,164	$—	$—
________
(1) As of December 31, 2019, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $6.2 million.

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	Year Ended December 31,
		2019	2018	2017
Interest rate swaps (1)	Interest expense	$2,715	$17,093	$—
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative prior to our hedge designation date of March 20, 2019.

The following tables present the effect of our interest rate swaps in the Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	Financial Statement Classification	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$31,932	$—

Derivative Liabilities Not Designated as Hedging Instruments	Financial Statement Classification	As of December 31,
		2019	2018
Interest rate swaps	Derivative financial instruments	$—	$12,476

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. We incorporate these counterparty credit risks in our fair value measurements (see Note 17) and believe we minimize this credit risk by transacting with major creditworthy financial institutions.
Note 17. Fair value of financial instruments
The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. U.S. GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of observability of inputs used in measuring fair value as follows:

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of December 31, 2019 and 2018. We did not have any Level 3 instruments during any of the periods presented in our Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$31,932	$—	$31,932	$—

	December 31, 2018	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$12,476	$—	$12,476	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2019 and 2018 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$980,658	$—	$—	$983,214
Revolving Credit Facility	60,000	—	—	60,000
Total liabilities	$1,040,658	$—	$—	$1,043,214

	Carrying Value	Fair Value
	As of December 31, 2018	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$989,387	$—	$—	$927,025
Revolving Credit Facility	—	—	—	—
Total liabilities	$989,387	$—	$—	$927,025

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

Note 18. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Our pension obligation is a Level 3 financial instrument that is recorded at fair value and calculated using actuarial valuations by applying the “projected unit credit method.” The fair value as of December 31, 2019 and 2018 was determined based on the EMSSAH-09 and EMSSAM-09 mortality tables and the application of certain assumptions including a discount rate, a salary increase and estimated personnel turnover and disability. Liabilities are recognized as other liabilities in the Consolidated Balance Sheets. Actuarial gains and losses are recognized in the Consolidated Statements of Operations.

The following table sets forth our pension obligation, funded status and accumulated pension obligation ($ in thousands):

	As of December 31,
	2019	2018
Change in pension obligation
Balance at beginning of period	$5,123	$4,456
Service cost	795	674
Interest cost	492	364
Actuarial loss (gain)	881	(187)
Effect of foreign exchange rates	384	(12)
Curtailment	(171)	(17)
Benefits paid	(783)	(155)
Acquisitions	43	—
Balance at end of period	$6,764	$5,123
Underfunded status	(6,764)	(5,123)
Accumulated pension obligation	$(4,709)	$(3,752)

There were no plan assets as of December 31, 2019 or 2018 as contributions are made only to the extent benefits are paid. The underfunded status of the plan is recorded in other liabilities in the Consolidated Balance Sheets.

The following table presents the components of net periodic pension cost ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Service cost	$795	$674	$713
Interest cost	492	364	316
Effect of foreign exchange rates	384	(12)	149
Amortization of prior service cost	1	25	77
Amortization of gain	(20)	(18)	(29)
Compensation-non-retirement post-employment benefits	(1)	(34)	(53)
Settlement gain	(40)	—	(194)
Curtailment gain	(171)	(17)	(34)
Total net periodic pension cost	$1,440	$982	$945

The service cost component of net periodic pension cost is recorded within direct expense in the Consolidated Statements of Operations. All components of net periodic pension cost other than the service cost component are recorded within other (expense) income for all periods presented.

The weighted-average assumptions used to determine the pension obligation as of December 31, 2019 and 2018 and the net periodic pension cost for the years ended December 31, 2019, 2018 and 2017 were as follows:

	As of December 31,
	2019	2018	2017
Discount rate	7.50%	9.55%	7.75%
Rate of compensation increase	4.79%	4.79%	4.79%

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

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

As of December 31, 2019
2020	$707
2021	551
2022	613
2023	693
2024	742
Thereafter	4,706
Total expected plan payments	$8,012

Note 19. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
	2019	2018
Gross trade and other receivables (1)(2)	$73,015	$65,363
Allowance for doubtful accounts (3)	(1,765)	(593)
Total trade and other receivables, net	$71,250	$64,770

________

(1)	The opening balance as of January 1, 2018 was $52.3 million.

(2)	Includes $2.0 million in receivables related to property damage insurance claims as of December 31, 2018. There were no such receivables as of December 31, 2019.

(3)	Recognized an additional $0.8 million in bad debt expense during the year ended December 31, 2019 as a result of the bankruptcy of Thomas Cook, one of our travel partners.

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

The gross carrying amount of the trade and other receivables balance is reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. The allowance is based on historical loss experience, specific risks identified in collection matters and analysis of past due balances identified in the aging detail. We have not experienced any significant write-offs to our accounts receivable.

The change in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2019	$(593)	$(1,402)	$230	$(1,765)
December 31, 2018	$(785)	$(338)	$530	$(593)
December 31, 2017	$(1,061)	$(295)	$571	$(785)

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
	2019	2018
Advances to suppliers	$7,865	$9,447
Prepaid income taxes	12,412	7,538
Prepaid other taxes (1)	11,156	10,240
Right of use assets (2)	5,673	—
Contract deposit (3)	2,700	2,700
Other assets	4,885	2,692
Total prepayments and other assets	$44,691	$32,617
________

(1)	Includes recoverable value-added tax and general consumption tax accumulated by our Mexico and Jamaica entities, respectively.
(2) Represents right of use assets recognized in connection with our adoption of ASU 2016-02 on January 1, 2019 (see Note 9).
(3) Represents a cash deposit related to the Sanctuary Cap Cana management contract. The deposit will be used towards a purchase of a partial interest in Sanctuary Cap Cana if we are able to agree on terms. If the purchase is not completed, this amount, together with an additional $0.8 million due, will be treated as key money.

Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 20) as of December 31, 2019 and 2018 were as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2018
Gross carrying value	$51,731	$—	$—	$31,925	$83,656
Accumulated impairment losses	—	—	—	—	—
Net carrying value	51,731	—	—	31,925	83,656

Activity during the year
Adjustments (1)	—	—	—	851	851
Impairment losses	(6,168)	—	—	—	(6,168)

Balance at December 31, 2019
Gross carrying value	51,731	—	—	32,776	84,507
Accumulated impairment losses	(6,168)	—	—	—	(6,168)
Net carrying value	$45,563	$—	$—	$32,776	$78,339

________
(1) Represents adjustments to our goodwill from the business combination with the Sagicor Parties during the measurement period (see Note 4).
Subsequent to our annual impairment test, the operating performance of our Panama Jack Playa del Carmen reporting unit declined relative to our original expectations and plan. This reporting unit was particularly affected by unfavorable market conditions in the Yucatán Peninsula region and its financial performance did not recover during the fourth quarter of 2019 consistent with our other reporting units in the region. The decline in the reporting unit's current and forecasted cash flows was considered a triggering event for quantitative impairment testing during the fourth quarter of 2019.
As a result of our quantitative impairment analysis, we determined that the carrying value of our Panama Jack Playa del Carmen reporting unit exceeded its fair value and we recognized an impairment loss of $6.2 million for the year ended December 31, 2019. The impairment loss was equivalent to the total amount of goodwill allocated to this reporting unit.

Other intangible assets
Other intangible assets as of December 31, 2019 and 2018 consisted of the following ($ in thousands):

	As of December 31,
	2019	2018
Gross carrying value
Casino and other licenses (1)	$875	$858
Management contract (2)	1,900	1,900
Enterprise resource planning system (3)	5,187	2,246
Other	3,346	3,027
Total gross carrying value	11,308	8,031

Accumulated amortization
Management contract (2)	(143)	(48)
Enterprise resource planning system (3)	(437)	(67)
Other	(2,320)	(1,813)
Total accumulated amortization	(2,900)	(1,928)

Net carrying value
Casino and other licenses (1)	875	858
Management contract (2)	1,757	1,852
Enterprise resource planning system (3)	4,750	2,179
Other	1,026	1,214
Total net carrying value	$8,408	$6,103

________
(1) Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system, of which $2.6 million and $1.1 million was placed into service in 2019 and 2018, respectively, and are being amortized over a weighted-average amortization period of 7 years.
Amortization expense on our intangible assets was $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense relating to intangible assets with finite lives for the years ended December 31, 2020 to 2024 is expected to be as follows ($ in thousands):

As of December 31, 2019
2020	$1,259
2021	1,101
2022	1,066
2023	919
2024	850
Thereafter	2,338
Total future amortization expense	$7,533

Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
	2019	2018
Trade payables	$45,299	$24,452
Advance deposits(1)	53,769	57,339
Withholding and other taxes payable	46,983	45,274
Interest payable	125	147
Payroll and related accruals	14,547	14,251
Accrued expenses and other payables	20,880	18,137
Total trade and other payables	$181,603	$159,600

________

(1)	The opening balance as of January 1, 2018 was $43.9 million.
Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
	2019	2018
Pension obligation	$6,764	$5,123
Cap Cana land purchase obligation	—	10,625
Lease liabilities (1)	6,208	—
Unfavorable ground lease liability (2)	2,187	2,294
Key money (3)	8,225	1,994
Other	923	1,566
Total other liabilities	$24,307	$21,602

________
(1) Represents lease liabilities recognized in connection with our adoption of ASU 2016-02 on January 1, 2019 (see Note 9).
(2) Represents the unamortized balance of the unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents the unamortized balance of key money received, which is recorded as a reduction to franchise fees within direct expenses in the Consolidated Statements of Operations. We received $6.5 million and $2.0 million in 2019 and 2018, respectively.
Note 20. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we report four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic, and (iv) Jamaica. For the years ended December 31, 2019, 2018 and 2017, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax benefit (provision), and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. The performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fees (“Owned Resort EBITDA”).
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) other (expense) income; (b) pre-opening expense; (c) share-based compensation; (d) other tax expense; (e) transaction expense; (f) severance expense; (g) Jamaica delayed opening accrual reversal; (i) property damage insurance gain; (j) loss on extinguishment of debt; (k) impairment loss; and (l) repairs from hurricanes and tropical storms.
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
The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Owned Net Revenue
Yucatán Peninsula	$235,788	$259,393	$269,043
Pacific Coast	85,219	86,317	87,519
Dominican Republic	90,783	125,137	124,125
Jamaica	193,558	126,702	65,381
Segment Owned Net Revenue	605,348	597,549	546,068
Other	23	305	3
Management fees	1,820	755	140
Cost reimbursements	6,412	978	—
Compulsory tips	22,874	17,426	13,334
Total revenue	$636,477	$617,013	$559,545

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income (loss) for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Owned Resort EBITDA
Yucatán Peninsula	$82,534	$107,884	$113,754
Pacific Coast	31,618	31,038	34,246
Dominican Republic	16,596	41,228	37,506
Jamaica	55,175	32,912	15,976
Segment Owned Resort EBITDA	185,923	213,062	201,482
Other corporate	(37,049)	(34,786)	(30,757)
Management fees	1,820	755	140
Total adjusted EBITDA	150,694	179,031	170,865
Interest expense	(44,087)	(62,243)	(53,661)
Depreciation and amortization	(101,897)	(73,278)	(53,131)
Impairment loss	(6,168)	—	—
Other (expense) income	(3,200)	2,822	(1,078)
Pre-opening expense	(1,452)	(321)	—
Share-based compensation	(8,845)	(6,116)	(3,765)
Other tax expense	(577)	(1,633)	(1,778)
Transaction expense	(6,175)	(9,615)	(21,708)
Severance expense	(515)	(333)	(442)
Jamaica delayed opening accrual reversal	—	342	203
Property damage insurance gain	—	2,212	—
Loss on extinguishment of debt	—	—	(25,120)
Repairs from hurricanes and tropical storms	—	—	(1,807)
Non-service cost components of net periodic pension cost (1)	645	308	232
Net income before tax	(21,577)	31,176	8,810
Income tax benefit (provision)	17,220	(12,199)	(9,051)
Net (loss) income	$(4,357)	$18,977	$(241)

________

(1)
Represents the non-service cost components of net periodic pension cost recorded within other (expense) income in the Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
	2019	2018
Segment property and equipment, gross
Yucatán Peninsula	$865,900	$861,380
Pacific Coast	288,358	285,936
Dominican Republic	667,120	501,624
Jamaica	499,569	500,550
Total segment property and equipment, gross	2,320,947	2,149,490
Other corporate	7,320	9,189
Accumulated depreciation	(398,353)	(350,267)
Total property and equipment, net	$1,929,914	$1,808,412

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Segment capital expenditures
Yucatán Peninsula	$28,495	$16,684	$25,438
Pacific Coast	3,144	3,181	4,484
Dominican Republic	178,599	79,543	73,618
Jamaica	5,178	6,262	12,691
Total segment capital expenditures (1)	215,416	105,670	116,231
Other corporate	14,512	5,665	2,604
Total capital expenditures (1)	$229,928	$111,335	$118,835

________
(1) Includes capital expenditures incurred, but not yet paid.
Note 21. Quarterly financial information (unaudited)
The information for each historical period has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

The following tables set forth the historical unaudited quarterly financial data for the periods indicated ($ in thousands, except share data):

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$143,833	$132,825	$164,023	$195,796
Operating (loss) income	(15,403)	(16,458)	10,334	47,237
Net (loss) income	(17,924)	(30,461)	1,040	42,988
Net (loss) income available to ordinary shareholders	$(17,924)	$(30,461)	$1,040	$42,988
(Losses) earnings per share - basic	$(0.14)	$(0.23)	$0.01	$0.33
(Losses) earnings per share - diluted	$(0.14)	$(0.23)	$0.01	$0.33

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$151,782	$142,812	$145,572	$176,847
Operating income	13,788	2,984	18,719	55,106
Net (loss) income	(14,239)	(5,422)	16,821	21,817
Net (loss) income available to ordinary shareholders	$(14,239)	$(5,422)	$16,821	$21,817
(Losses) earnings per share - basic	$(0.11)	$(0.04)	$0.14	$0.20
(Losses) earnings per share - diluted	$(0.11)	$(0.04)	$0.14	$0.20

Note 22. Subsequent events
For our Consolidated Financial Statements as of December 31, 2019, we evaluated subsequent events through February 27, 2020, which is the date the Consolidated Financial Statements were issued.
On February 12, 2020 we received $8.5 million in key money in connection with our franchise agreements.
On February 18, 2020 and February 25, 2020, we repaid $10.0 million and $5.0 million, respectively, of the outstanding balance on our Revolving Credit Facility.
During the period from January 1, 2020 through February 27, 2020, we purchased 340,109 ordinary shares at an average price of $7.35 per share.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheet
($ in thousands)

	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$327	$9,565
Intercompany receivables from subsidiaries	125	236
Prepayments and other assets	119	226
Investment in subsidiaries	809,338	831,542
Total assets	$809,909	$841,569
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$258	$1,715
Intercompany payables to subsidiaries	—	13
Total liabilities	258	1,728
Total shareholders’ equity	809,651	839,841
Total liabilities and shareholders' equity	$809,909	$841,569
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Operations
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$—
Selling, general and administrative expenses	(11,429)	(8,355)	(4,988)
Operating loss	(11,429)	(8,355)	(4,988)
Other (expense) income	(17)	1,382	77
Interest income	29	—	1
Interest expense	—	(197)	(4,117)
Net loss before equity in net income of subsidiaries	(11,417)	(7,170)	(9,027)
Equity in net income of subsidiaries	7,060	26,147	8,786
Net (loss) income	(4,357)	18,977	(241)
Dividends of cumulative redeemable preferred shares	—	—	(7,922)
Non-cash dividend to warrant holders	—	—	(879)
Net (loss) income available to ordinary shareholders	$(4,357)	$18,977	$(9,042)
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$4,456	$(493)	$66,631
INVESTING ACTIVITIES
Investment in subsidiaries	—	(7,000)	(78,709)
Return of investment in subsidiaries	—	6,784	—
Net cash used in investing activities	—	(216)	(78,709)
FINANCING ACTIVITIES
Repayment of intercompany loans	—	(7,500)	(49,447)
Repurchase of ordinary shares	(13,694)	(314)	—
Repurchase of Earnout Warrants	—	(55)	—
Recapitalization transaction	—	—	79,658
Net cash (used in) provided by financing activities	(13,694)	(7,869)	30,211
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,238)	(8,578)	18,133
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$9,565	$18,143	$10
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$327	$9,565	$18,143
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash paid-in-kind dividends	$—	$—	$7,922
Purchase of cumulative redeemable preferred shares	$—	$—	$(239,492)
Settlement of accrued dividends of cumulative redeemable preferred shares	$—	$—	$(114,381)
Non-cash transfer of treasury shares	$—	$—	$(80)
Non-cash investment in subsidiaries	$—	$225,000	$—
Non-cash return of investment in subsidiaries	$—	$(9,600)	$—
Par value of vested restricted share awards	$54	$22	$17
Par value of ordinary shares issued in exchange for warrants	$—	$—	$747
Non-cash dividend to warrant holders	$—	$—	$879
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Notes to Condensed Financial Statements

1. Background and basis of presentation
Playa Hotels & Resorts N.V. (“Playa,” “we,” “us,” or the “Company”) was incorporated as a public limited liability company in the Netherlands concurrent with the Pace Business Combination (as defined in Note 4 of the Consolidated Financial Statements included elsewhere in this filing). Playa became the parent company (holding) of the Company’s portfolio through its wholly-owned subsidiary Playa Resorts Holding B.V. When presenting parent company financial statements (our “Condensed Financial Statements”), the Company accounts for its investment in subsidiaries using the equity method of accounting.

Certain of the Company’s subsidiaries have material restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to the Senior Secured Credit Facility (as defined in Note 15 of the Company’s Consolidated Financial Statements included elsewhere in this filing). These Condensed Financial Statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Playa and its subsidiaries constitute more than 25% of the consolidated net assets of the Company and its subsidiaries. This information should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this filing.
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We provided all requested documentation to the Dutch tax authorities and, in the fourth quarter of 2018, they reached their final determination resulting in a gain of $1.2 million reported in other income for the year ended December 31, 2018. As of December 31, 2018 and 2019, there was no operating tax contingency outstanding.
For a discussion of our cumulative redeemable preferred shares, see Note 13 of the Consolidated Financial Statements included elsewhere in this filing.
3. Dividends from subsidiaries
We received $8.3 million, $0 million and $75.1 million in cash dividends for the years ended December 31, 2019, 2018 and 2017, respectively, which are included within operating activities in the Condensed Statement of Cash Flows for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.
Remediation of Prior Year Material Weakness
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 the following material weakness in our internal control over financial reporting that existed as of December 31, 2018:

•
Our information technology controls, including system access, change management, and segregation of duties were not sufficiently designed and implemented to address certain information technology risks and, as a result, could expose our systems and data to unauthorized use or alteration (the “IT Weakness”).

During 2019, we continued to take steps to remediate the identified IT Weakness. We had previously engaged a third-party consulting firm to assist us with the implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to our material weakness. During 2019, we successfully implemented SAP at all of our remaining properties, meaning that as of December 31, 2019, SAP was successfully implemented in our corporate entities, at all of our properties in Mexico, the Dominican Republic and Jamaica. We also successfully completed testing our SAP controls for effectiveness. Based on our implementation and testing, we concluded that the IT Weakness has been remediated as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the IT Weakness described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cumulative Redeemable Preferred Shares and Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Schedule I - Condensed Financial Information of Registrant

(2)	Financial Statement Schedules
All other financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

3.2	Deed of Amendment to Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on May 11, 2018)

3.3	Board Rules for Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.2 to the to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

4.1**	Description of Securities of Playa Hotels & Resorts N.V.

10.1	Shareholder Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

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

10.4
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
10.6
Director & Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.7*
2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.8*	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2019)

10.9
Form of Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.10
Form of First Amendment to the Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.11
Strategic Alliance Agreement, dated as of December 14, 2016, by and between Hyatt Franchising Latin America, L.L.C. and Playa Hotels & Resorts B.V. (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.12*	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.13*
Restatement Agreement, dated as of April 27, 2017, by and among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., the Guarantors party thereto, Deutsche Bank AG New York Branch and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 28, 2017)

10.14*	Form of Time-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.15*	Form of Performance-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.16
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

10.17
First Amendment to Strategic Alliance Agreement, dated as of February 26, 2018, by and between Playa Hotels & Resorts N.V. and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018).

10.18
Form of Second Amendment to Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018).

10.19
Shareholder Agreement, dated as of May 31, 2018, by and JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.20
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

10.21*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Bruce D. Wardinski

10.22*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Ryan Hymel

10.23*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Alexander Stadlin

Exhibit Number	Exhibit Description
10.24*	Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Kevin Froemming

10.25*
Amendment to Executive Employment Agreement, dated as of December 16, 2019, by and between Playa Resorts Management, LLC and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2019)

10.26*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Management USA, LLC, and Kevin Froemming (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

10.27*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Management USA, LLC, and Alexander Stadlin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

10.28*
Second Amendment to Executive Employment Agreement, dated as of December 16, 2019, by and between Playa Management USA, LLC and Alexander Stadlin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 17, 2019)

10.29*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

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

101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cumulative Redeemable Preferred Shares and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule I - Condensed Financial Information of Registrant

104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2019, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Filed herewith
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	February 27, 2020	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	2/27/2020

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	2/27/2020

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	2/27/2020

/s/ Daniel J. Hirsch
Daniel J. Hirsch	Director	2/27/2020

/s/ Charles Floyd
Charles Floyd	Director	2/27/2020

/s/ Richard B. Fried
Richard B. Fried	Director	2/27/2020

/s/ Gloria Guevara
Gloria Guevara	Director	2/27/2020

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	2/27/2020

/s/ Thomas Klein
Thomas Klein	Director	2/27/2020

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	2/27/2020

/s/ Karl Peterson
Karl Peterson	Director	2/27/2020

/s/ Arturo Sarukhan
Arturo Sarukhan	Director	2/27/2020

/s/ Peter Melhado
Peter Melhado	Director	2/27/2020

/s/ Christopher W. Zacca
Christopher W. Zacca	Director	2/27/2020