Form 10-K/A
period 2019-12-31
Playa Hotels & Resorts N.V.
filed 2020-04-29
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K/A
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

As of April 22, 2020, there were 129,312,573 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed on February 27, 2020 (the “Original Filing”) by Playa Hotels & Resorts N.V. (“Playa,” the “Company,” “we,” “us” or “our”). We are filing the Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of December 31, 2019. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted, as is the reference to the anticipated date of our 2020 Annual General Meeting, which has been postponed due to the impact of the coronavirus (COVID-19) outbreak. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
A brief biography of each of our directors is set forth below.
Bruce D. Wardinski, 60, has served as our Chairman and Chief Executive Officer since March 12, 2017. Mr. Wardinski previously served as the Chief Executive Officer of Playa Hotels & Resorts B.V. (our “Predecessor”) and a director of our Predecessor since August 2013 and previously served on the board of directors of our Predecessor’s prior parent. In 2006, Mr. Wardinski founded our Predecessor’s prior parent and served as its Chief Executive Officer and Chairman of its board of directors from May 2006 to August 2013. From June 2002 to December 2010, Mr. Wardinski served as Chief Executive Officer of Barceló Crestline and served as founding chairman of our Predecessor’s board of directors. From 1998 to 2002, Mr. Wardinski was Chairman, President and Chief Executive Officer of Crestline Capital Corporation (NYSE: CLJ). Mr. Wardinski served as a member of the Executive Commission of Barceló Corporación Empresarial of Palma de Mallorca, Spain from 2004 to 2010. Mr. Wardinski was Senior Vice President and Treasurer of Host Marriott Corporation (NYSE: HMT), a hotel asset management company, from 1996 to 1998. Before this appointment, he served in various other capacities with Host Marriott and Marriott Corporation from 1987 to 1996. In 2003, Mr. Wardinski formed Highland Hospitality Corporation (NYSE: HIH), where he served as Chairman of its board of directors until the sale of the company in 2007. Prior to joining Host Marriott and Marriott Corporation, Mr. Wardinski worked for Price Waterhouse (now PricewaterhouseCoopers) in Washington D.C., and Goodyear International in Caracas, Venezuela. Mr. Wardinski graduated with honors from the University of Virginia with a Bachelor of Science in Commerce and from the Wharton School of Business at the University of Pennsylvania with an MBA in Finance. Mr. Wardinski was a founding member and currently serves as Chairman of the ServiceSource Foundation, a not-for-profit advocacy group representing people with disabilities. In addition, Mr. Wardinski serves on the boards of directors of DiamondRock Hospitality (NYSE: DRH), the George Mason University Foundation, Inc. and the Board of Advisors of the College of Business at James Madison University. Mr. Wardinski’s significant expertise in the lodging industry and his role as our Chief Executive Officer led us to conclude that he should serve on the Board.
Charles Floyd, 60, was designated by the binding nomination of HI Holdings Playa B.V. (“HI Holdings”) pursuant to the Shareholder Agreement, dated as of March 10, 2017 (the “2017 Shareholder Agreement”), by and among Porto Holdco B.V., TPG Pace Sponsor, LLC (“Pace Sponsor”), HI Holdings Playa, Cabana Investors B.V. and Playa Four Pack, L.L.C. (together, with Cabana Investors B.V., “Cabana”) and has served as a non-executive director since May 10, 2018. Mr. Floyd previously served as a director of our Predecessor, from February 2016 through the consummation of our formation transactions. Mr. Floyd was appointed Executive Vice President, Global President of Operations of Hyatt in August 2014. In this role, Mr. Floyd is responsible for the successful operation of all Hyatt hotels globally. Mr. Floyd is also responsible for Hyatt’s global development including new management and franchise agreements. The Group Presidents for each of Hyatt’s three regions report to Mr. Floyd. Prior to his current role, Mr. Floyd was Executive Vice President, Group President-Global Operations Center at Hyatt. From January 2006 through September 2012, Mr. Floyd served as Hyatt’s Chief Operating Officer-North America. In that role he was responsible for management of Hyatt’s full-service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada, and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage, and engineering. Since joining Hyatt in 1981, Mr. Floyd has served in a number of other senior positions, including Executive Vice President-North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles. Mr. Floyd also serves on the Board of Directors of Kohl’s Department Store. Mr. Floyd holds a Bachelor of Arts degree from Florida State University and an MBA from Kellogg School of Management at Northwestern University. Mr. Floyd’s extensive experience managing multiple operations within a large multinational hospitality corporation led us to conclude that he should serve on our Board.
Richard B. Fried, 52, was designated by the binding nomination of Cabana pursuant to the 2017 Shareholder Agreement and has served as a non-executive director since May 10, 2018. Previously he served as an interim director from December 31, 2017. Mr. Fried is a managing member and head of the real estate group at Farallon, an investment management company that he has been with since 1995. Before joining Farallon, he worked as a Vice President in the acquisitions department at Security Capital Industrial Trust, a real estate investment trust specializing in industrial properties. Mr. Fried also currently serves as a board member of Hudson Pacific Properties, Inc., a publicly traded real estate investment trust. In addition, Mr. Fried served from 2008 to 2013 as a board member of Playa Hotels & Resorts, S.L., a predecessor of the Company. Mr. Fried graduated cum laude with a B.S. in Economics and a B.A. in History from the University of Pennsylvania. Mr. Fried’s investment management experience led us to conclude that he should serve on the Board.
Gloria Guevara, 53, was designated by the binding nomination of Pace Sponsor pursuant to the 2017 Shareholder Agreement and has served as a non-executive director since May 10, 2018. Previously she served as an interim director from July 27, 2017. Ms. Guevara has more than 25 years of experience working in travel and tourism in both the private and public sectors. Since August 2017, Ms. Guevara has served as President and CEO of the World Travel and Tourism Council. Ms. Guevara served as Special Advisor on Government Affairs at the Harvard School of Public Health’s Center of Health and Environmental Health, where she advised governments on effective strategies to grow sustainable tourism, and is a member of the World Economic Forum Global Agenda Council taskforce for Travel and Tourism. She has also served since 2015 as a consultant at Guevara Manzo Corp. Previously, Ms. Guevara served from 2010 to 2012 as the Secretary of Tourism for Mexico, and the CEO of the Mexico Tourism Board, appointed by President Felipe Calderon. From 1995 to 2010, Ms. Guevara also worked for Sabre Travel Network and Sabre Holdings, including from 2005 to 2010 as CEO of Sabre Mexico, a joint venture between Aeromexico, Mexicana, and Sabre Holdings. Ms. Guevara’s experience as a proven and well-rounded executive with an international and multicultural perspective led us to conclude that she should serve on the Board.
Hal Stanley Jones, 67, has served as a non-executive director since March 12, 2017. Mr. Jones previously served as a director of our Predecessor since 2013. Mr. Jones served as Chief Financial Officer of Graham Holdings Company (NYSE: GHC), a diversified education and media company from 2013 until 2017. From 1989 until 2013, Mr. Jones worked in various capacities at The Washington Post Company (NYSE: WPO), an American daily newspaper, the most widely circulated newspaper published in Washington, D.C. From January 2009 to September 2013, he served as the Senior Vice President-Finance and Chief Financial Officer. From January 2008 to December 2009 he served as the President and Chief Executive Officer of Kaplan Professional, a subsidiary of The Washington Post Company. From 2003 to 2006 he served as the Chief Operating Officer of Kaplan International, a subsidiary of The Washington Post Company. Prior to joining The Washington Post Company, Mr. Jones worked for Price Waterhouse (now PricewaterhouseCoopers) from 1977 to 1988. In addition, Mr. Jones serves on the board of directors of CenturyLink, Inc. (NYSE: CTL), since December 2019, and Studio Theatre, a non-profit organization in Washington, D.C. Mr. Jones received a Bachelor of Arts in Political Science from the University of Washington and an MBA in Finance from the University of Chicago Graduate School of Business. Mr. Jones’ experience as the chief financial officer of a public company led us to conclude that he should serve on the Board.
Elizabeth Lieberman, 69, has served as a non-executive director since March 12, 2017. Ms. Lieberman was previously identified as a director nominee to our Predecessor’s board of directors and attended board meetings of our Predecessor from March 2015 through our formation transactions. From March 2015 to March 2017, Ms. Lieberman attended board meetings and received an annual cash retainer of $60,000 as if she were already appointed to our Predecessor’s board of directors. Ms. Lieberman has an extensive background in the hospitality industry, and served as Senior Vice President, Corporate Secretary and General Counsel of Crestline Hotels & Resorts, Inc. (“Crestline Hotels”) and Barceló Crestline from 2004 until retiring in 2006. She provided consulting services to Crestline Hotels during 2006 to 2008, and returned as Executive Vice President, Corporate Secretary and General Counsel in 2009 until her retirement in 2012. As General Counsel at Crestline Hotels, she provided a hands-on approach to executive leadership and legal oversight of corporate, finance, owner relations and hotel operations matters. Prior to her appointment as General Counsel in 2004, she served as Associate General Counsel for Crestline Hotels and Barceló from 2002 to 2004, and Crestline Capital Corporation from 1998 to 2002, prior to its acquisition by Barceló. Ms. Lieberman was an Assistant General Counsel at Host Marriott, heading up the law department’s asset management division, from 1995 until the spin-off of Crestline Capital Corporation by Host Marriott in 1998. Before joining Host Marriott, she served as attorney on the hotel acquisitions/development and hotel operations legal teams at Marriott Corporation (now Marriott International) from 1988 to 1995. Prior to joining Marriott, Ms. Lieberman worked at the Washington D.C. law firm of Cleary Gottlieb Steen & Hamilton from 1985 to 1988. Ms. Lieberman earned a B.S. degree in Sociology from Nebraska Wesleyan University in Lincoln, Nebraska, and a J.D. from The Catholic University of America, Columbus School of Law in Washington, D.C. She is a member of the Washington, D.C. Bar Association. Ms. Lieberman’s experience as general counsel in the lodging industry led us to conclude that she should serve on the Board.
Karl Peterson, 49, was designated by the binding nomination of Pace Sponsor pursuant to the 2017 Shareholder Agreement and has served as a non-executive director since March 12, 2017. Mr. Peterson served as the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of Porto Holdco B.V. from January 2017 until consummation of our formation transactions and as President and CEO of Pace Holdings Corp. (“Pace”) since its inception. Mr. Peterson is a Senior Partner of TPG and is the Managing Partner of TPG Pace Group, TPG’s effort to sponsor SPACs and other permanent capital solutions for companies. Since rejoining TPG in 2004, Mr. Peterson has led investments for the firm in technology, media, financial services and travel sectors and oversaw TPG’s European operations from 2010 until 2017. Prior to 2004, he was a co-founder and the president and chief executive officer of Hotwire.com. He led the business from its launch through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995 he was a financial analyst at Goldman, Sachs & Co. Mr. Peterson currently serves on the board of Sabre Corporation and TPG Pace Holdings. Mr. Peterson also served on the board of Caesars Acquisition Company from 2013 to 2017, Caesars Entertainment Corporation from 2008 to 2013 and Norwegian Cruise Line Holdings Ltd. from 2008 to 2016. Mr. Peterson is a graduate of the University of Notre Dame, where he earned a Bachelor’s of Business Administration Degree with High Honors. Mr. Peterson’s significant investment and financial expertise led us to conclude that he should serve on the Board.
Christopher W. Zacca, 60, was designated by the binding nomination of certain companies affiliated with Sagicor Group Jamaica Limited (collectively “Sagicor”) pursuant to the Shareholder Agreement dated as of May 31, 2018 (the “2018 Shareholder Agreement”) among the Company, JSCD Trustees Services Limited (“JSCD”) and X Fund Properties Limited (“XFUND”), which is an affiliate of Jamziv Mobay Jamaica Portfolio Limited (“Jamziv”), and has served as a non-executive director since June 1, 2018. Mr. Zacca has served as the President and CEO of Sagicor Group Jamaica, Ltd. (“Sagicor Group”) since May 2017. The Sagicor Group is the leading provider of life and health insurance, pension and annuities products in Jamaica and the owner of one of the largest Commercial Banks in Jamaica. Through funds the Sagicor Group manages, it is also the largest owner of commercial property and one of Jamaica’s major hotel owners. From 2012 until joining the Sagicor Group, Mr. Zacca was self-employed as a private investor. In addition, he was elected and served as the President of The Private Sector Organisation of Jamaica (“PSOJ”) from June 2012 until December 2014. He had previously served as President of the PSOJ from December 2006 until June 2009. In addition, Mr. Zacca held the position of Special Advisor to the Prime Minister of Jamaica from September 2009 until December 2011. Among his key areas of responsibility were advising the Prime Minister on a range of policy issues including the economy, business, and energy. He has also served a variety of roles in the private sector during his career, including as a director of Sandals Resorts from 1997 until 2009, and Deputy Chairman and CEO of Air Jamaica Limited from 1998 until 2004. He has received the National Honour of the Order of Distinction in the rank of Commander from the Governor General of Jamaica for “invaluable contribution to the Private and Public Sectors.” Mr. Zacca has a Bachelor’s of Science degree from the Massachusetts Institute of Technology and a Masters in Business Administration from the University of Florida. Mr. Zacca’s wealth of business and management expertise in both the public and private sectors led us to conclude that he should serve on the Board.
Executive Officers
A brief biography of each of our executive officers (other than Mr. Wardinski) is set forth below. Please see the section entitled “-Directors” above for information about Mr. Wardinski, who serves as our Chairman and Chief Executive Officer.
Alexander Stadlin, 66, has served as our Chief Operating Officer since March 12, 2017. Mr. Stadlin previously served as our Predecessor’s Chief Operating Officer since January 2013 and has also served as Chief Executive Officer of our subsidiary, Playa Management USA, LLC (“Playa USA”) since November 2013. Mr. Stadlin joined our Predecessor’s prior parent in May 2008 as Senior Vice President of Asset Management and was promoted to his current position as Chief Operating Officer in January 2013. During his tenure with our Predecessor and our Predecessor’s prior parent, Mr. Stadlin has played a key role in the expansion and repositioning of the portfolio including: development of the 619-room Hyatt Ziva Los Cabos which reopened in 2009 as Barceló Los Cabos and was rebranded in late 2013, the brand repositioning of Dreams La Romana and Dreams Palm Beach in the Dominican Republic, as well as the expansion, renovation and rebranding of the former 378-room Dreams Cancún into the 547-room Hyatt Ziva Cancún. In addition to leading major expansion, renovation and repositioning projects, Mr. Stadlin is responsible for the day-to-day oversight of the operations of the business. Prior to joining our Predecessor’s prior parent, Mr. Stadlin served as Vice President for Latin America at Marriott International, where he increased Marriott’s presence in the region by 21 hotels in seven years. During his 33-year tenure at Marriott International, Mr. Stadlin held numerous international management positions in the UK, Germany and Mexico, as well as throughout the Middle East and Africa. Mr. Stadlin graduated with a Bachelor of Science from the School of Hotel Administration at Cornell University in 1975. In 2007, Mr. Stadlin attended the Executive Program in Strategy and Organization at Stanford University. Mr. Stadlin has won numerous industry accolades, and is active in the lodging community. He served as Chairman of the Polanco Hotel Association and was a member of the board of the Mexican Hotel Association and of the American Chamber of Commerce. As of December 31, 2020, Mr. Stadlin will transition from his current role as Chief Operating Officer to a new role as advisor to the Chief Executive Officer.
Ryan Hymel, 38, has served as Chief Financial Officer since July 1, 2017. Mr. Hymel has held several positions at the Company and our Predecessor, including as Senior Director of Treasury & Planning from 2012 to 2014, as Vice President of Treasury & Planning from 2014 to 2016, and most recently as Senior Vice President & Treasurer. Mr. Hymel has over 16 years of experience working within the hospitality sector. He began his career with the hotel management company Barceló Crestline Corporation in 2004. Mr. Hymel holds a Bachelor of Arts in economics from the University of Virginia and an MBA from Georgetown University – The McDonough School of Business.

Kevin Froemming, 57, has served as our Chief Commercial Officer since August 2019 and previously as our Chief Marketing Officer since March 12, 2017. Mr. Froemming previously served as our Predecessor’s Chief Marketing Officer since January 2014. Prior to joining Playa in January 2014, Mr. Froemming was President of Unique Vacations Inc., the worldwide representatives of Sandals & Beaches Resorts, from October 2003 to November 2013. Mr. Froemming brings more than 20 years of experience in marketing, sales, technology, and customer support operations. Prior to his tenure as President of Unique Vacations Inc., he rose to the position of Chief Operating Officer of The Mark Travel Corporation’s owned brands. In this capacity, he was responsible for bottom line profitability, and led the acquisition and integration team that was responsible for the addition of several major travel companies that were integrated into The Mark Travel Corporation’s portfolio of brands. He has also held senior positions at Wyndham Hotels and Renaissance Cruise Lines. Mr. Froemming graduated from Marquette University with a Bachelor of Science in Business Administration.
Tracy Colden, 58, has served as our Executive Vice President and General Counsel for the Company since January 2020. Ms. Colden has more than three decades of experience in the hospitality and lodging industry. Prior to joining the Company, Ms. Colden was a principal in the Law Offices of Tracy M. J. Colden from September 2008. Ms. Colden has also served as Executive Vice President and General Counsel for Highland Hospitality Corporation, a lodging and hospitality REIT, and as Executive Vice President and General Counsel of Crestline Capital Corporation. Ms. Colden was an Assistant General Counsel at Host Marriott Corporation (now Host Hotels & Resorts, Inc.) from 1996 to 1998. Ms. Colden began her career in 1988 at Hogan & Hartson (now Hogan Lovells US LLP). Throughout her career, Ms. Colden has focused on the structuring, negotiation and documentation of complex real estate transactions, including, acquisitions, dispositions, debt and equity financings, joint ventures and the negotiation of management and franchise agreements. Ms. Colden received her BBA from the University of Michigan with a concentration in accounting and a JD from the University of Virginia School of Law. Ms. Colden is a Certified Public Accountant (inactive) and is a member of the District of Columbia Bar, the Florida Bar and the State Bar of Michigan.
Significant Employees
Fernando Mulet, 44, has served as our Chief Development Officer since November 2018. Since joining our Predecessor in 2006, Mr. Mulet has been instrumental in the Company’s growth and has played a key role in the formation of our strategic alliances. Prior to joining Playa, Mr. Mulet was the Director of International Investments & Asset Management with Highland Hospitality Corporation (NYSE: HIH) and before that he began his career in the hospitality industry at Barceló Hotels & Resorts. A native of Spain, Mr. Mulet earned his Bachelor of Arts at the Universidad de Comillas in Madrid, Spain and earned a certification in Real Estate, Development and Hotels Investment from The School of Hotel Administration at Cornell University.
Brandon B. Buhler, 42, has served as our Chief Accounting Officer since August 2017. Mr. Buhler joined our Predecessor in early 2014 as Director of Financial Reporting and has been responsible for managing our Predecessor’s and the Company’s corporate accounting, financial systems, internal controls, financial reporting and technical accounting functions. Prior to joining our Predecessor, Mr. Buhler worked as an auditor at Deloitte & Touche LLP for over ten years. Mr. Buhler holds both a Bachelor of Science in accounting and a Masters in accountancy from the Marriott School of Management at Brigham Young University, and is a Certified Public Accountant (CPA) and a member of the American Institute of CPAs.
Director Qualifications
The Nominating and Governance Committee of our Board has prepared policies regarding director qualification requirements and the process for identifying and evaluating director candidates for adoption by the Board; such policies are posted on our website, www.investors.playaresorts.com. Generally, the Nominating and Governance Committee considers the entirety of each candidate’s qualifications and credentials. At a minimum, all candidates for director must possess: high personal and professional ethics and integrity; ability to exercise sound judgment; ability to make independent analytical inquiries; an ability and willingness to devote sufficient time and resources to diligently perform Board duties; appropriate and relevant business experience and acumen; and a reputation consistent with the image and reputation of the Company. The Nominating and Governance Committee considers candidates submitted by shareholders using substantially the same criteria it applies to recommendations from the Nominating and Governance Committee. In addition, pursuant to our Board rules a majority of the members of the Board must meet the criteria for independence under (i) the NASDAQ listing rules, as in effect from time to time and as interpreted by our Board in its business judgment, and (ii) the DCGC, to the extent reasonably practicable.
The above-mentioned attributes, along with the leadership skills and other experiences of our officers and our Board members described above, are expected to provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of shareholder value appreciation through organic and acquisition growth and to promote the interests of our other stakeholders.

Our Board
We have a single-tier board that currently consists of eight directors: one executive director and seven non-executive directors. Each member of our Board was elected to serve for a term of one year following his or her appointment. Our Board may perform all acts necessary or useful for achieving our corporate purposes, other than those acts that are prohibited by law or by our Articles of Association, as more fully discussed below, or which would violate general principles of reasonableness and fairness. The Board as a whole, the Chief Executive Officer and, if more than one executive director has been appointed, each executive director individually, is authorized to represent us in dealings with third parties.
In March 2020, the Board was restructured to reduce the size of the Board from twelve directors to eight, in an effort to realign the size of the Board to an appropriate level given the Company’s size and needs and to improve efficiencies in the Board’s operations. In connection with the restructuring, our former directors Daniel J. Hirsch, Peter Melhado, Thomas Klein and Arturo Sarukhan resigned from the Board effective March 31, 2020. Mr. Melhado had succeeded former director Richard Byles, who resigned from the Board on June 30, 2019.

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
All of our directors who served during 2019 and all of our director nominees are independent pursuant to the rules of the NASDAQ except Mr. Wardinski, our Chairman and Chief Executive Officer. In order to make these determinations, the following relationships have been disclosed to our Board:
•With respect to Ms. Lieberman and Mr. Sarukhan, the consulting services provided by each of them to our Predecessor, including attending our Predecessor’s board meetings and providing board-level advice to our Predecessor as if they were already appointed to our Predecessor’s board of directors, from 2015 through the date of the Pace Business Combination, for which they each received a $60,000 annual cash retainer and reimbursement of other expenses. Following their appointment to the Board, Ms. Lieberman and Mr. Sarukhan only receive compensation from us for serving as directors.
•With respect to Mr. Hirsch and Mr. Fried, that (i) Mr. Hirsch and Mr. Fried were appointed to our Board by the general meeting in accordance with the designation rights of Cabana pursuant to the 2017 Shareholder Agreement, and (ii) each is required to resign from our Board upon request by Cabana.
•With respect to Mr. Hirsch, that he may be entitled to receive from Cabana payments or profit allocations in respect of certain investments made by Cabana, including Cabana’s investment in our Ordinary Shares.
•With respect to Mr. Fried, that he may be entitled to receive a portion of (i) any profit allocation earned by an affiliate of Cabana based on an increase in the value of Cabana’s investment portfolio (which portfolio includes, among other assets, Cabana’s investment in our Ordinary Shares) and (ii) any management fee earned by an affiliate of Cabana for managing Cabana’s investment portfolio.
•With respect to Mr. Floyd, that (i) he was designated for appointment to our Board by the general meeting in accordance with the designation rights of HI Holdings pursuant to the 2017 Shareholder Agreement, and (ii) is required to resign from the Board upon request by HI Holdings.
•With respect to Ms. Guevara, Mr. Klein and Mr. Peterson, that (i) Mr. Klein, Mr. Peterson and Ms. Guevara were appointed to our Board by the general meeting in accordance with the designation rights of Pace Sponsor pursuant to the 2017 Shareholder Agreement, and (ii) each is required to resign from our Board upon request by Pace Sponsor.
•With respect to Mr. Zacca, Mr. Byles and Mr. Melhado, that (i) Mr. Zacca and Mr. Byles were appointed to our Board by the general meeting in accordance with the designation rights of Sagicor pursuant to the 2018 Shareholder Agreement, (ii) that Mr. Melhado was appointed to our Board to serve as an interim non-executive director in accordance with the designation rights of Sagicor pursuant to the 2018 Shareholder Agreement (succeeding Mr. Byles), and (iii) each would be required to resign from our Board upon request by Sagicor.
There are no family relationships among our executive officers and directors.

Mr. Floyd, Ms. Guevara, Mr. Hirsch, Mr. Jones, Mr. Klein, Ms. Lieberman, Mr. Peterson and Mr. Sarukhan also each qualify (or qualified, as applicable) as “independent” under the DCGC. Only three of our non-executive directors do not (or did not) qualify as “independent” under the DCGC.
Our directors will stay informed about our business by attending meetings of our Board and their respective committees and through supplemental reports and communications. Our non-executive directors, to the extent independent under NASDAQ rules, will meet regularly in executive sessions without the presence of our executive officers or directors that are not independent under NASDAQ rules.
Our Board Designations
The general meeting of shareholders appoints the directors of our Board. The general meeting can only appoint a director upon a binding nomination by our Board. The general meeting may at any time resolve to render such nomination to be non-binding by a majority of votes cast representing more than half of the issued share capital. If a nomination is rendered non-binding, a new nomination shall be made by our Board. If the nomination comprises one candidate for a vacancy, a resolution concerning the nomination shall result in the appointment of the candidate, unless the nomination is rendered non-binding. A second meeting pursuant to section 2:120 (3) of the Dutch Civil Code cannot be convened. A resolution to appoint a director can only be approved in respect of candidates whose names are stated for that purpose in the agenda of that general meeting or the explanatory notes thereto. Upon the appointment of a person as a director, the general meeting shall determine whether that person is appointed as executive director or as non-executive director.
Each of our directors was appointed by the general meeting for a term that will expire at the end of the AGM and each director will serve until his or her successor is appointed or, if earlier, upon such director’s resignation, removal or death or the expiration of his or her term of office.
Under Dutch law, the person chairing the meetings of our Board (the chairman by law) is required to be a non-executive director. This person is currently Ms. Lieberman, who is also our Lead Independent Director. The non-executive directors supervise the executive directors and our Board as a whole, and provide guidance to individual directors and to our Board as a whole. Each director owes a duty to us to properly perform the duties of our Board as a whole and the duties assigned to such director, and to act in our corporate interest. Under Dutch law, the corporate interest extends to the interests of all stakeholders, such as shareholders, creditors, employees, guests and suppliers.
2017 Shareholder Agreement
On March 10, 2017 and effective upon the closing of our formation transactions, the Company, Pace Sponsor, HI Holdings, Playa Four Pack, LLC and Cabana, entered into the 2017 Shareholder Agreement.
Under the 2017 Shareholder Agreement, Pace Sponsor, HI Holdings and Cabana have certain rights to designate directors to the Company Board as follows:
•Pace Directors: Pace Sponsor will have the right to designate (i) three directors to the Board for as long as Pace Sponsor holds more than 7,500,000 of our shares, (ii) two directors to the Board for as long as Pace Sponsor holds 7,500,000 or fewer but more than 5,625,000 of our shares, and (iii) one director to the Board for as long as Pace Sponsor holds 5,625,000 or fewer but more than 3,750,000 of our shares.
•Hyatt Director: HI Holdings will have the right to designate one director to the Board for as long as HI Holdings holds more than 7,500,000 of our shares.
•Cabana Directors: Cabana will have the right to designate (i) two directors to the Board for so long as Cabana holds more than 15,000,000 of our shares and (ii) one director to the Board for so long as Cabana holds 15,000,000 or fewer but more than 7,500,000 of our shares.
2018 Shareholder Agreement
In connection with our acquisition of the Sagicor Assets, we entered into the 2018 Shareholder Agreement with JSCD and XFUND, which is an affiliate of Jamziv, the record holder of 20,000,000 of our Ordinary Shares. Pursuant to the 2018 Shareholder Agreement, JSCD and XFUND have the collective right to designate (i) two directors to the Board for as long as Jamziv and its permitted holders hold more than 18,000,000 of our shares and (ii) one director to the Board for as long as Jamziv and its permitted holders hold 18,000,000 or fewer but more than 10,000,000 of our shares.

Audit Committee
The Board’s Audit Committee consists of Mr. Jones (chairperson), Ms. Lieberman, Ms. Guevara and Mr. Zacca. The chairperson of the Audit Committee qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations, based on among other things, his employment experience in finance and accounting, including his years as chief financial officer of a public company and as an accountant at a major accounting firm, as well as a “financial expert” as set forth in the DCGC. Each of the Audit Committee members is “financially literate” as that term is defined by the NASDAQ corporate governance listing standards. Our Board adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including overseeing:
•the review of all related party transactions in accordance with our related party transactions policy;
•our accounting and financial reporting processes and discussing these with management;
•the integrity and audits of our consolidated financial statements and financial reporting process;
•our systems of disclosure controls and procedures and internal control over financial reporting;
•our compliance with financial, legal and regulatory requirements related to our financial statements and other public disclosures, our compliance with its policies related thereto, and our policy in respect of tax planning;
•the engagement and retention of the registered independent public accounting firm and the recommendation to our general meeting of the appointment of an external auditor to audit the Dutch statutory board report, including our annual accounts, and the evaluation of the qualifications, independence and performance of the independent public accounting firm, including the provision of non-audit services;
•the application of information and communication technology;
•the role and performance of our internal audit function;
•our overall risk profile; and
•attending to such other matters as are specifically delegated to the Audit Committee by our Board from time to time.
The Audit Committee is also responsible for selecting an independent registered public accounting firm to be appointed by our general meeting (or, if not appointed by our general meeting, by our Board), reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee also approves the audit committee report required by SEC regulations to be included in our proxy statement. The Audit Committee held eight meetings during 2019. The charter of our Audit Committee is available on our website at www.investors.playaresorts.com.
Code of Business Conduct and Ethics
The Board has adopted codes of business conduct and ethics that apply to its executive officers, directors and employees and agents. Among other matters, the codes of business conduct and ethics are designed to deter wrongdoing and to promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•accountability for adherence to the code.
Only our Nominating and Governance Committee will be able to grant (subject to applicable law) any waiver of our code of business conduct and ethics for our executive officers or directors, and any such waiver shall be promptly disclosed as required by law or NASDAQ regulations by posting such information on our website rather than by filing a Form 8-K. Our code of business conduct and ethics includes a whistleblower policy as contemplated by the DCGC and applicable SEC rules. Our code of business conduct and ethics is available on our website at www.investors.playaresorts.com.

Item 11. Executive Compensation.
Our executive compensation program is designed to attract and retain highly-qualified executive officers and compensate them for performance in alignment with shareholder interests. We review our compensation approach annually to ensure it continues to meet our goals of aligning pay with short-term financial and operational objectives and long-term shareholder value. The following key features of our compensation program reflect our philosophy:

What We Do		What We Do Not Do
✓	Utilize a goal-setting process that aligns executive officer goals and objectives with our strategy.	No undue risks from overemphasis on any one metric or short-term goal.
✓	Empower the Compensation Committee to decrease incentive payments when results not driven by company or individual performance.	No hedging or pledging company stock permitted by executive officers.
✓	Establish program design and goals prior to the performance period.	No single-trigger change-in-control provisions.
✓	Subject all equity awards to clawback and forfeiture provisions.	No excise tax gross-ups upon a change in control.
✓	Impose robust stock ownership requirements on our named executive officers.	No individual change-in-control arrangements.
✓	Incentivize long-term performance through equity awards with multi-year performance periods.	No guaranteed bonus arrangements with our named executive officers.
✓	Impose caps on annual incentive compensation payments and performance-based restricted stock awards.	No excessive perquisites.

In order to align the interests of our named executive officers with the interests of our shareholders, a significant percentage of target compensation each year is at risk depending on achievement of performance goals. The charts below break out the components of 2019 target total direct compensation to demonstrate alignment of pay and performance. Fifty-two percent (52%) of the CEO’s compensation is performance-based and on average forty-seven percent (47%) of compensation for all other named executive officers is performance-based.

Executive Compensation Elements
We place an emphasis on at-risk compensation with a significant portion of the compensation offered to our named executive officers tied to performance. The main elements of our named executive officer compensation program are as follows:

Base Salary
•Base salaries are the fixed component of our compensation program. The amount corresponds to the position’s scope, the individual’s experience, external competitiveness, and internal equity, in addition to any other factors the Compensation Committee considers to be relevant
•Base salary is designed to compensate our named executive officers at a competitive, fixed level to ensure they don’t risk short- or long-term results for greater variable pay, in addition to serving as a retention tool.

Management Incentive Plan
•Named executive officers participate in our Management Incentive Plan (“MIP”) which pays out annually, typically in cash, based on achievement of one-year financial and/or other operating objectives the Compensation Committee believes support sustained long-term performance, and which are set by the Compensation Committee prior to the performance period.
•Under the MIP, each named executive officer has a target incentive opportunity expressed as a percentage of his or her base salary, which is subject to increase or decrease according to the achievement of the applicable corporate and individual performance measures.
•The Compensation Committee has the right to adjust any payment to our named executive officers to align pay with performance.

Long-Term Equity Incentives	We incentivize long-term performance through issuance of equity awards pursuant to our 2017 Omnibus Incentive Plan (the “2017 Plan”). We generally issue named executive officers a mix of performance-based awards, which generally have performance measurement periods of three years, and time-vested awards, which generally have a three-year vesting period. Performance goals are generally tied to multiple metrics (for 2020, total shareholder return and adjusted EBITDA CAGR/share), and may be achieved at threshold, target and maximum levels. Equity awards help retain and motivate our named executive officers because these awards may be subject to forfeiture and more closely align with long-term shareholder interests than cash compensation.

Compensation Process
The Compensation Committee of our Board, which consists entirely of independent directors, is responsible for determining the compensation of our named executive officers. The factors considered by the Compensation Committee include:
•View of Board and CEO: The Compensation Committee solicits the views of the Board on compensation of all named executive officers, particularly for Mr. Wardinski. The Compensation Committee solicits the views and recommendations of Mr. Wardinski with respect to the compensation of all other named executive officers.
•Input of the Independent Compensation Consultant: The Compensation Committee approved the retention of AETHOS Consulting Group (AETHOS) as its independent compensation consultant. AETHOS has provided the Compensation Committee compensation advice independent of the Company’s management, including with respect to the composition of the peer group discussed below.
•Peer Group Analyses: To ensure we attract, retain and motivate our executive team in a competitive talent market, the Compensation Committee regularly examines pay practices from, and pay data for executives within, a peer group of 23 hospitality companies. The Compensation Committee, in conjunction with the independent compensation consultant and Chairman and CEO selected the current peer group to include companies in comparable market segments, that compete for the same talent and are of a similar size and scope. Because Playa is smaller in market cap and annual revenues compared to the peer group, we target the 25th percentile of the market for target and actual compensation values. The table below shows the 23-company peer group and the compensation practices for each company considered by the Compensation Committee. This data is only one of a number of factors the Compensation Committee uses to make final pay decisions.

Company	Compensation Program Practice	Actual Compensation Practice	Chairman & CEO	Chief Operating Officer	Chief Financial Officer	Chief Commercial Officer
Cedar Fair LP		x				x
Chatham Lodging Trust	x	x	x	x	x
Chesapeake Lodging Trust	x	x	x	x	x
Choice Hotels	x
DiamondRock Hospitality	x	x	x	x	x
Hersha Hospitality Trust	x	x	x	x	x
Hilton Grand Vacations		x				x
Hilton Worldwide	x
Host Hotels & Resorts	x
Hyatt Hotels	x
Linblad Expeditions		x				x
Loews Hotels	x	x	x
Marriott International	x
Marriott Vacations Worldwide		x				x
Park Hotels and Resorts	x
PebbleBrook Hotel Trust	x	x	x		x
RLJ Lodging Trust	x	x	x		x
Ryman Hospitality Properties	x	x	x		x
Six Flags		x				x
Summit Hotel Properties	x	x	x	x	x
Sunstone Hotel Investors	x	x	x	x	x
Vail Resorts	x	x	x		x	x
Xenia Hotels & Resorts	x	x	x	x	x

Key 2019 Performance Highlights
•Adjusted Earnings Before Interest Taxes and Depreciation (EBITDA)* decreased 15.8% over 2018 to $150.7 million.
•Total Net Revenues* increased 1.4% over 2018 to $607.2 million.
•Comparable Net Package RevPar* decreased 3.4% over 2018 to $209.84.
•Comparable Owned Resort EBITDA* margin decreased 230 bps to 34.0%.
•Increased number of rooms in our portfolio by 750 (+9.5%) through our first ever ground-up development project, the Hyatt Ziva and Hyatt Zilara Cap Cana.
•Completed significant renovation work at the Hilton Playa del Carmen All-Inclusive Resort, Hilton La Romana All-Inclusive Adult Resort and the Hilton La Romana All-Inclusive Family Resort as part of the rebranding and conversion of those respective hotels which resulted in an additional 29 rooms.
*Refer to the “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” sections of our Form 10-K Original Filing filed on February 27, 2020 for a description of these non-U.S. GAAP measures and reconciliations to the most comparable U.S. GAAP financial measures.

Summary Compensation Table
The following summary compensation table sets forth the annual base salary and other compensation paid to each of our named executive officers for 2019, 2018 and 2017.

Name	Year	Salary($)	Non-Equity Incentive Plan ($)(1)	Share Awards ($)(2)		All Other Compensation ($)(3)	Total
Bruce D. Wardinski	2019	750,000	—	2,256,057	(4)	12,460	3,018,517
Chairman and Chief Executive Officer	2018	750,000	614,063	2,495,410	(5)	11,900	3,871,373
	2017	750,000	862,500	4,883,688	(6)	19,183	6,515,371
Ryan Hymel	2019	425,000	—	812,183	(7)	12,100	1,249,283
Chief Financial Officer	2018	375,001	208,477	1,398,162	(8)	11,900	1,993,540
	2017	275,481	250,000	790,597	(9)	14,834	1,330,912
Alexander Stadlin	2019	550,000	—	902,422	(10)	16,194	1,468,616
Chief Operating Officer	2018	540,002	300,192	1,134,269	(11)	11,900	1,986,363
	2017	530,839	373,967	2,696,836	(12)	14,904	3,616,546
Kevin Froemming	2019	445,000	—	676,818	(13)	12,100	1,133,918
Chief Commercial Officer	2018	434,998	241,817	680,562	(14)	11,900	1,369,277
	2017	424,700	299,174	1,587,494	(15)	13,413	2,324,781

___________
(1)Represents amounts earned pursuant to the Management Incentive Plan which are awarded by the Compensation Committee after the end of the noted fiscal year based on a combination of individual and corporate performance. In 2019, no amounts were paid out under the MIP due to below-threshold performance. The amount reflected for Mr. Wardinski in 2018 represents the amount that would have been payable in cash pursuant to the MIP. However, at Mr. Wardinski’s request, in lieu of a cash payment, the Company issued Mr. Wardinski 100,732 restricted Ordinary Shares in February 2019 subject to one-year time vesting, which had a grant date fair value of $767,578.
(2)Represents the aggregate grant date fair value of time-based restricted Ordinary Shares granted to the named executive officers on May 16, 2017, May 26, 2017, January 2, 2018, January 2, 2019 and September 19, 2019 and target performance-based restricted Ordinary Shares granted to the named executive officers on May 26, 2017, January 2, 2018, January 2, 2019 and September 19, 2019 in each case computed in accordance with FASB ASC Topic 718. The amount also includes the aggregate grant date fair value of time-based restricted Ordinary Shares granted to Mr. Hymel on November 1, 2018. For information regarding the Company’s assumptions made in the valuation of performance-based equity awards, see Note 12 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K.
The table below shows the dollar value of performance-based equity awards for each named executive officer assuming that (i) on the grant date of the awards the highest level of performance was probable, (ii) the maximum value of the awards will be earned and (iii) the value per ordinary share upon maximum vesting is the closing price per Ordinary Share on the NASDAQ on the date of grant. The values of the performance-based equity awards are dependent on the Company’s performance over a three-year period and there is no assurance that the maximum value of the awards will be earned.

Maximum Value of Performance-Based Equity Awards Assuming Highest Performance Level
Year	Wardinski	Hymel	Stadlin	Froemming
2019	$1,874,996	$674,997	$749,994	$562,504
2018	$2,089,633	$569,895	$949,826	$569,895
2017	$1,874,988	$449,997	$937,486	$562,486

(3)For each named executive officer, the amount shown in “All Other Compensation” represents our matching contribution to the 401(k) plan for the named executive officer’s benefit and the premiums we paid for the life insurance premiums on the named executive officer’s life.

(4)Reflects 172,507 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2020, 2021 and 2022, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the January 2, 2019 and September 19, 2019 performance-based equity awards.
(5)Reflects 129,229 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2019, 2020 and 2021, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the January 2, 2018 performance-based equity awards.
(6)Reflects 260,000 time-based restricted Ordinary Shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive’s continued employment through the applicable vesting date; 122,789 time-based restricted Ordinary Shares that will vest one-third on May 26 of 2018, 2019 and 2020, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the May 26, 2017 performance-based equity awards.
(7)Reflects 62,103 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2020, 2021 and 2022, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the January 2, 2019 and September 19, 2019 performance-based equity awards.
(8)Reflects 35,244 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2019, 2020 and 2021, subject to the executive’s continued employment through the applicable vesting date; 80,000 restricted Ordinary Shares that will vest one-third on November 1, 2019, 2020 and 2021, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance- based restricted Ordinary Shares that may vest pursuant to the January 2, 2018 performance-based equity awards.
(9)Reflects 25,000 time-based restricted Ordinary Shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive’s continued employment through the applicable vesting date; 29,469 restricted Ordinary Shares that will vest one-third on May 26 of 2018, 2019 and 2020, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the May 26, 2017 performance-based equity awards.
(10)Reflects 69,003 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2020, 2021 and 2022, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the January 2, 2019 and September 19, 2019 performance-based equity awards.
(11)Reflects 58,740 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2019, 2020 and 2021, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the January 2, 2018 performance-based equity awards.
(12)Reflects 155,000 time-based restricted Ordinary Shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive’s continued employment through the applicable vesting date; 61,394 time-based restricted Ordinary Shares that will vest one-third on May 26 of 2018, 2019 and 2020, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the May 26, 2017 performance-based equity awards.
(13)Reflects 51,752 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2020, 2021 and 2022, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the January 2, 2019 and September 19, 2019 performance-based equity awards.
(14)Reflects 35,244 time-based restricted Ordinary Shares that will vest one-third on January 2 of 2019, 2020 and 2021, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the January 2, 2018 performance-based equity awards.
(15)Reflects 90,000 time-based restricted Ordinary shares that are subject to a five year vesting term, vesting 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022, subject to the executive’s continued employment through the applicable vesting date; 36,836 time-based restricted Ordinary Shares that will vest one-third on May 26 of 2018, 2019 and 2020, subject to the executive’s continued employment through the applicable vesting date; and the target amount of performance-based restricted Ordinary Shares that may vest pursuant to the May 26, 2017 performance-based equity awards.

Narrative Disclosure to Summary Compensation Table
2019 Base Salary
The chart below shows the increases in base salary approved by the Compensation Committee that were effective during 2019 for our named executive officers.

Name	2018 Base Salary	Percent Increase	2019 Base Salary
Bruce Wardinski	$750,000	—%	$750,000
Alex Stadlin	$540,000	1.9%	$550,000
Ryan Hymel	$375,000	13.3%	$425,000
Kevin Froemming	$435,000	2.3%	$445,000

2019 Bonuses
For 2019, all of the named executive officers’ MIP payments were based on achieving an annual adjusted EBITDA goal established by the Compensation Committee. As established by the Compensation Committee, payments under the MIP for 2019 could have paid out as follows: 0% for below-threshold performance; 50% of target for threshold performance; 100% for target performance; and 200% of target for maximum performance. For actual performance between the specified threshold, target and maximum levels, the resulting achievement percentage is adjusted on a linear basis.
The chart below illustrates the 2019 adjusted EBITDA goal, results and payment adjustment.

Threshold	Target	Actual	Actual As % of Target	MIP Results Adjustment
$157,590,000	$175,100,000	$150,694,000	86.1%	—%

The chart below illustrates the Management Incentive Plan bonus payments paid for 2019 performance.

Name	Target Bonus	EBITDA Bonus Earned
Bruce Wardinski	$937,500	$—
Alex Stadlin	$412,500	$—
Ryan Hymel	$318,750	$—
Kevin Froemming	$333,750	$—
Total	$2,002,500	$—

2019 Equity Awards Pursuant to the Long-Term Incentive Plan
In December 2018, the Compensation Committee, taking into consideration market information and each named executive officer’s potential contribution to our long-term strategy and success, among other factors, determined a targeted value of 2019 equity awards to be issued to each of the named executive officers in 2019 pursuant to the 2017 Plan. Based on the fair market value per share of the Company’s ordinary shares in January 2019, there were not sufficient shares available in the 2017 Plan to issue awards at the Committee’s targeted values. Therefore, the Compensation Committee of the Board approved two sets of equity awards in 2019. The first set of awards were granted on January 2, 2019, representing a portion of the targeted award value based on the fair market value per share of $6.99 on the grant date. At the Company’s 2019 annual general meeting, our shareholders approved an amendment to the 2017 Plan to increase the number of shares available for issuance. The Compensation Committee subsequently approved awards representing the remainder of the targeted award value, which were granted on September 19, 2019, based on the fair market value per share of $7.92 on the grant date.
Each of the January and September awards consist of 50% time-based restricted shares, vesting pro rata over three years, and 50% performance-based restricted shares. The performance-based restricted shares vest 50% each based on achievement of absolute total shareholder return (“TSR”) goals and adjusted EBITDA three-year compound annual growth rate goals, each established by the Compensation Committee for the performance period of January 2, 2019 through December 31, 2021. At the time of grant the Compensation Committee believed that it would be challenging for the Company to achieve these performance goals.
The total number of performance-based restricted shares that are earned based achievement of these goals is based on an achievement factor (expressed as a percentage of the number of target shares) ranging from a 0% payout for below threshold performance, to 50% for threshold performance, to 100% for target performance, and up to 150% for maximum performance. For actual performance between the specified threshold, target and maximum levels, the resulting achievement percentage will be adjusted on a linear basis.
The following table summarizes the 2019 awards:

		Time-Based Restricted Stock Award Annual Grant		Performance-Based Restricted Stock Award Annual Grant
	Total Long-Term Incentive Annual Target Value	Target Value	Number of Shares (1)	Target Value	Number of Shares
Bruce Wardinski	$2,500,003	$1,250,005	172,507	$1,249,998	172,506
Ryan Hymel	$900,004	$450,006	62,103	$449,998	62,102
Alex Stadlin	$1,000,000	$500,004	69,003	$499,996	69,002
Kevin Froemming	$750,002	$375,001	51,752	$375,001	51,752

___________
(1)The amount reflected for Mr. Wardinski does not include the time-based restricted ordinary shares granted to him in February 2019 pursuant to his election to receive his 2018 MIP award in stock in lieu of cash. Please see footnote (1) of the Summary Compensation table.

2017 – 2019 Performance-Based Share Awards
In 2017, the Compensation Committee issued performance-based restricted share awards for all named executive officers for the performance period of January 1, 2017 through December 31, 2019 pursuant to the 2017 Plan. The performance-based restricted shares would vest 50% each based on achievement of absolute TSR goals and adjusted EBITDA three-year compound annual growth rate goals, each established by the Compensation Committee at the beginning of the performance period. Awards would be paid out in ordinary shares and would range from 0% payout for below-threshold performance, to 50% of target for threshold performance, 100% for target performance, and 150% of target for maximum performance. For actual performance between the specified threshold, target and maximum levels, the resulting achievement percentage is adjusted on a linear basis.
The chart below outlines the goals established by the Compensation Committee for the performance period and the results.

Total Shareholder Return Goal
Threshold	Target	Maximum	Results	% Goal Achieved
8.0%	12.0%	16.0%	(7.9)%	—%

2019 CAGR EBITDA Goal
Threshold	Target	Maximum	Results	% Goal Achieved
6.0%	9.0%	12.0%	(0.9)%	—%
$184,213,000	$200,301,000	$217,299,000	$150,694,000	—%

The Company did not achieve the threshold goal established for either performance measure, and therefore no named executive officer received ordinary shares at the conclusion of the performance period. The chart below illustrates the number of shares earned for the January 1, 2017 to December 31, 2019 performance period.

	Target Number of Shares	Performance Based Shares Earned
Bruce Wardinski	122,789	—
Ryan Hymel	29,469	—
Alex Stadlin	61,394	—
Kevin Froemming	36,836	—

Retirement Savings Opportunities
All eligible employees are able to participate in the Playa Management USA, LLC 401(k) Profit Sharing Plan & Trust (“401(k) plan”). We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax-efficient manner. Under our 401(k) plan, employees are eligible to defer a portion of their salary, and we, at our discretion, may make a matching contribution and/or a profit-sharing contribution. Employees are able to participate in the 401(k) plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We currently match 100% of each employee’s contributions up to the first 3% of the employee’s base salary and 50% of the next 2% of the employee’s base salary, although we, in our sole discretion, may at any time or from time-to-time determine to discontinue matching employee contributions or change the level at which we make any matching contributions. Our contributions vest immediately. The employee contributions and our match are invested in selected investment alternatives according to the employee’s directions. The 401(k) plan and its trust are intended to qualify under Sections 401(a) and 501(a) of the Code as a tax qualified retirement plan. Contributions to the 401(k) plan and earnings on those contributions are not taxable to the employee until distributed from the 401(k) plan and matching contributions are deductible by us when made subject to applicable Code limits.
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
Hedging and Pledging of Company Securities
Pursuant to the Company’s insider trading policy, directors, officers, and certain designated employees are prohibited from (i) engaging in all forms of hedging or monetization transactions involving the Company’s securities, including the use of equity swaps, collars, forward sale contracts (including prepaid variable forward contracts) and exchange funds, and (ii) pledging the Company’s securities to secure margin or other loans.
Employment Agreements
The Company has employment agreements with Mr. Wardinski, our Chairman and Chief Executive Officer, Mr. Hymel, our Chief Financial Officer, Mr. Stadlin, our Chief Operating Officer, and Mr. Froemming, our Chief Commercial Officer. On September 23, 2019, the employment agreements for Messrs. Hymel, Stadlin and Froemming were amended to change the severance payments payable to each such executive officer upon termination without cause or termination for good reason within two years following a change in control of the Company, from a payment of one and one-half times base salary to two times base salary. On December 16, 2019, Mr. Wardinski’s employment was amended to eliminate any severance payment payable to Mr. Wardinski if Mr. Wardinski terminates his employment without good reason within sixty days following a change in control of the Company. Mr. Stadlin’s employment agreement was also amended on December 16, 2019 to change the end date to December 31, 2020 in connection with his transition from his current role as Chief Operating Officer to a new role as advisor to the Chief Executive Officer.
Employment Agreement of Mr. Wardinski
Mr. Wardinski, our subsidiary, Playa Resorts Management, LLC (“Playa Management”), and us, solely with respect to Mr. Wardinski’s appointment as our Chief Executive Officer and Chairman of our Board, entered into an employment agreement on December 28, 2018, which was amended on December 16, 2019. Mr. Wardinski’s employment agreement provides for an initial period of employment that ends on December 31, 2023, subject to an automatic extension until December 31, 2024 unless either Playa Management or Mr. Wardinski elects not to extend the term by providing written notice to the other party at least 180 days prior to December 31, 2023 (“Non-Renewal Notice”). Mr. Wardinski serves as the Chief Executive Officer of Playa Management, Chairman of the Board of Managers of Playa Management (the “Playa Management Board”), our Chief Executive Officer and Chairman of our Board.

Mr. Wardinski’s employment agreement provides for a base salary of $750,000 (as may be increased by our Board), an annual discretionary bonus opportunity targeted at 125% of base salary (subject to a maximum of 200% of base salary) and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of Playa Management. Mr. Wardinski is also entitled to paid time off and holiday pay in accordance with Playa Management’s policies. In addition, upon termination of Mr. Wardinski’s employment agreement without “Cause” or resignation by Mr. Wardinski for “Good Reason,” as those terms are defined in the employment agreement, Mr. Wardinski will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments:
•an aggregate amount equal to two times his base salary at the rate in effect on his last day of employment (the “Wardinski Severance Payment”), paid in 24 equal monthly installments;
•additional monthly payments equal to $1,500 for a period of 24 months for the purpose of covering Mr. Wardinski’s health insurance, subject to cessation if Mr. Wardinski becomes eligible to obtain insurance coverage from another group insurance plan (the “Wardinski Additional Amount”); and
•a pro rata share of his discretionary annual bonus relating to the year in which his employment ceases.
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
If either Mr. Wardinski or Playa Management causes Mr. Wardinski’s employment to end on December 31, 2023 by the delivery of a Non-Renewal Notice or if Mr. Wardinski’s employment automatically terminates on December 31, 2024, then, conditioned upon his execution of a separation and release agreement, Mr. Wardinski is entitled to receive an amount equal to six months of his base salary, paid in six equal monthly installments.
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
Mr. Wardinski’s employment agreement provides that during the term of his employment and for a period of 18 months (six months in the case of a non-renewal or expiration of his employment and 12 months following a Change in Control Termination, each as described above) following the expiration, resignation or termination of his employment, Mr. Wardinski agrees not to (i) engage in any competing business in certain geographic regions, provided, however, that Mr. Wardinski may own five percent or less of the outstanding stock of any publicly traded corporation or other entity that engages in a competing business, (ii) solicit for the purpose of conducting a competing business any customer or prospective customer of Playa Management, us or any of our affiliates in a line of business that we, Playa Management, or any of our affiliates conducts or plans to conduct as of the date of Mr. Wardinski’s termination or (iii) solicit or employ any person who is, or was at any time during the two-year period prior to Mr. Wardinski’s termination, an employee with a senior management position at Playa Management, us or any of our affiliates. Mr. Wardinski’s employment agreement provides for a confidentiality covenant on the part of Mr. Wardinski both during and after his termination of employment.
Employment Agreements of Messrs. Stadlin and Froemming
On December 28, 2018, Mr. Stadlin and Mr. Froemming each entered into an employment agreement with Playa Management USA, LLC (“Playa USA”), each with an effective date of January 1, 2019. Mr. Stadlin’s employment agreement was amended on September 23, 2019 and December 16, 2019, and Mr. Froemming’s employment agreement was amended on September 23, 2019. The employment agreement of Mr. Stadlin provides for an initial period of employment that ends on December 31, 2020, and the employment agreement of Mr. Froemming provides for an initial period of employment that ends on December 31, 2021. Mr. Stadlin serves as the Chief Executive Officer of Playa USA and Mr. Froemming serves as Chief Commercial Officer of Playa USA.
The employment agreements with each of Messrs. Stadlin and Froemming provide for a base salary of $550,000 and $445,000, respectively (as each may be increased by our Board), an annual discretionary bonus opportunity targeted at 75% of base salary (subject to a maximum of 131.25% of base salary) and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of Playa USA. Messrs. Stadlin, and Froemming are also each entitled to paid time off and holiday pay in accordance with the policies of Playa USA. In addition, upon termination of each of the employment agreements without “Cause” or resignation by the executive for “Good Reason,” as those terms are defined in each employment agreement, each applicable executive will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments:
•an aggregate amount equal to his base salary at the rate in effect on his last day of employment (the “Executive Severance Payment”), paid in 12 equal monthly installments;
•additional monthly payments equal to $1,500 for a period of 12 months for the purpose of covering health insurance, subject to cessation if the executive becomes eligible to obtain insurance coverage from another group insurance plan (the “Executive Additional Amount”); and
•a pro rata share of his discretionary annual bonus relating to the year in which his employment ends.
The employment agreements with each of Messrs. Stadlin and Froemming provide that, in the event the executive is terminated without “Cause” or resigns for “Good Reason” within two years following a “Change in Control,” as those terms are defined in each employment agreement, the executive will be eligible to receive the payments set forth above, provided however that the Executive Severance Payment shall be increased to 2.0 times his base salary at the rate in effect on his last day of employment. In the event that the executive terminates his employment without “Good Reason,” as defined in each employment agreement, conditioned upon his execution of a separation and release agreement, the executive will be eligible to receive a payment of any unpaid portion of his base salary, reimbursement for any outstanding reasonable expenses, continued insurance benefits to the extent required by law and payment of any fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan, or any other employee benefit plan or program of Playa USA.
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
Employment Agreement of Mr. Hymel
On December 28, 2018, Mr. Hymel entered into an employment agreement with Playa Management, with an effective date of January 1, 2019. Mr. Hymel’s employment agreement was amended on September 23, 2019. The employment agreement provides for an initial period of employment that ends on December 31, 2021. Pursuant to the employment agreement, Mr. Hymel serves as the Chief Financial Officer of Playa Management.
The employment agreement with Mr. Hymel provides for a base salary of $425,000 (as may be increased by our Board), an annual discretionary bonus opportunity targeted at 75% of his base salary (subject to a maximum of 131.25% of base salary) and the opportunity to participate in any equity compensation plan, other incentive compensation programs and other health, benefit and incentive plans offered to other senior executives of Playa Management and its affiliates. Mr. Hymel is entitled to paid time off and holiday pay in accordance with the policies of Playa Management. In addition, upon termination of the employment agreement without “Cause” or resignation by the executive for “Good Reason,” as those terms are defined in the employment agreement, Mr. Hymel will, conditioned upon his execution of a separation and release agreement, be eligible to receive the following payments:
•an aggregate amount equal to his base salary at the rate in effect on his last day of employment (the “Executive Severance Payment”), paid in 12 equal monthly installments;
•additional monthly payments equal to $1,500 for a period of 12 months for the purpose of covering health insurance, subject to cessation if the executive becomes eligible to obtain insurance coverage from another group insurance plan (the “Executive Additional Amount”); and
•a pro rata share of his discretionary annual bonus relating to the year in which his employment ends.
The Employment Agreement provides that in the event Mr. Hymel is terminated without “Cause” or resigns for “Good Reason” within two years following a “Change in Control,” as those terms are defined in the employment agreement, Mr. Hymel will be eligible to receive the payments set forth above, provided however that the Executive Severance Payment shall be increased to 2.0 times his base salary at the rate in effect on his last day of employment. In the event that Mr. Hymel terminates his employment without “Good Reason,” as defined in the employment agreement with Mr. Hymel, conditioned upon his execution of a separation and release agreement, Mr. Hymel will be eligible to receive a payment of any unpaid portion of his base salary through the effective date of termination, reimbursement for any outstanding reasonable expenses, continued insurance benefits to the extent required by law and payment of any fully vested but unpaid rights as required by the terms of any bonus or other incentive pay plan, or any other employee benefit plan or program of Playa Management or its affiliates.
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
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to outstanding equity awards held by the named executive officers as of December 31, 2019. As indicated below, such equity awards consist of both time-vesting and performance-vesting restricted stock awards.

		Share Awards
Name	Grant Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested(1) ($)
Bruce Wardinski	September 19, 2019	47,507	(2)	399,059	47,506	(8)	399,050
	February 28, 2019	100,732	(3)	846,149	—		—
	January 2, 2019	125,000	(2)	1,050,000	125,000	(8)	1,050,000
	January 2, 2018	86,153	(4)	723,685	129,229	(9)	1,085,524
	May 26, 2017	40,930	(5)	343,812	122,789	(10)	1,031,428
	May 16, 2017	260,000	(6)	2,184,000	—		—
Ryan Hymel	September 19, 2019	17,103	(2)	143,665	17,102	(8)	143,657
	January 2, 2019	45,000	(2)	378,000	45,000	(8)	378,000
	November 1, 2018	53,334	(7)	448,006	—		—
	January 2, 2018	23,496	(4)	197,366	35,244	(9)	296,050
	May 26, 2017	9,823	(5)	82,513	29,469	(10)	247,540
	May 16, 2017	25,000	(6)	210,000	—		—
Alexander Stadlin	September 19, 2019	19,003	(2)	159,625	19,002	(8)	159,617
	January 2, 2019	50,000	(2)	420,000	50,000	(8)	420,000
	January 2, 2018	39,160	(4)	328,944	58,740	(9)	493,416
	May 26, 2017	20,465	(5)	171,906	61,394	(10)	515,710
	May 16, 2017	155,000	(6)	1,302,000	—		—
Kevin Froemming	September 19, 2019	14,252	(2)	119,717	14,252	(8)	119,717
	January 2, 2019	37,500	(2)	315,000	37,500	(8)	315,000
	January 2, 2018	23,496	(4)	197,366	35,244	(9)	296,050
	May 26, 2017	12,279	(5)	103,144	36,836	(10)	309,422
	May 16, 2017	90,000	(6)	756,000	—		—
___________
(1)Pursuant to SEC rules, for purposes of this table the market value per unvested restricted Ordinary Share, as applicable, is assumed to be $8.40, the closing market price per Common Share at the end of the last completed fiscal year, December 31, 2019.
(2)Represents the number of time-based restricted Ordinary Shares that have not vested from initial award that will vest ratably on January 2 of 2020, 2021 and 2022.
(3)Represents time-based restricted Ordinary Shares that vested on February 28, 2020.
(4)Represents the remaining two-thirds of time-based restricted Ordinary Shares that have not vested from initial award that will vest ratably on January 2 of 2020 and 2021.
(5)Represents the remaining one-third of time-based restricted Ordinary Shares that have not vested from initial award that will vest on May 26 of 2020.
(6)Represents the number of time-based restricted Ordinary Shares that have not vested from initial award that will vest 25% on May 16, 2020, 25% on May 16, 2021, and 50% on May 16, 2022.

(7)Represents the remaining two-thirds of time-based restricted Ordinary Shares that have not vested from initial award that will vest ratably on November 1 of 2020 and 2021.
(8)Represents the target number of performance-based restricted Ordinary Shares that may vest from the performance-based equity award, based on the Company’s achievement of the applicable performance goals over a three-year performance period commencing on January 2, 2019 and ending on December 31, 2021.
(9)Represents the target number of performance-based restricted Ordinary Shares that may vest from the performance-based equity award, based on the Company’s achievement of the applicable performance goals over a three-year performance period commencing on January 2, 2018 and ending on December 31, 2020.
(10)Represents the target number of performance-based restricted Ordinary Shares that may vest from the performance-based equity award, based on the Company’s achievement of the applicable performance goals over a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019.
2020 Compensation Decisions
Base Salary
On April 1, 2020, in order to enhance the liquidity profile of the Company given the difficult operating environment resulting from the coronavirus (COVID-19) pandemic, the Compensation Committee approved a temporary reduction in the base salaries for our named executive officers effective March 29, 2020 as follows:

Name	2019 Base Salary	Percent Decrease	2020 Base Salary
Bruce Wardinski	$750,000	(100)%	$—
Alex Stadlin	$550,000	(50)%	$275,000
Ryan Hymel	$425,000	(30)%	$297,500
Kevin Froemming	$445,000	(35)%	$289,250

Management Incentive Plan

For 2020, the Compensation Committee determined, following the recommendation of Mr. Wardinski, that the other named executive officers will have 75% of their bonus payments based on achieving the 2020 adjusted EBITDA objective and 25% based on achieving pre-determined management goals approved by the Compensation Committee, with awards of 175% of target for extraordinary performance. Mr. Wardinski will continue to have 100% of his bonus payment based on achieving the 2020 adjusted EBITDA objective and has the opportunity to receive 200% of target for extraordinary performance.

Long-Term Incentive Plan

The Compensation Committee approved EBITDA per share Compounded Annual Growth Rate (CAGR) to replace EBITDA CAGR as one of the performance measures for named executive officers under the performance-based stock award for the 2020-2022 performance period. The remaining 2020 annual long-term incentive opportunity has similar terms and conditions for named executive officers as have been in effect for 2017, 2018 and 2019, pursuant to the 2017 Plan.
Stock Ownership Guidelines
Our current stock ownership guidelines require the Chairman and CEO and other named executive officers to own and maintain a substantial stake in Playa to align their interests with those of other shareholders. Mr. Wardinski and our other named executive officers are required to accumulate shares through shares owned outright, excluding unvested/unearned shares and any unexercised stock options, should this award type be granted in the future, with a value equivalent to a target multiple of their base salary within five years of their appointment to their position. They are required to retain fifty percent (50%) of the net after-tax shares received upon vesting or exercise of their equity awards until guidelines are met. The Chairman and CEO is required to own a minimum of six times his base salary and other named executive officers are required to hold three times their base salary. The Compensation Committee reviews stock ownership annually and the Chairman and CEO and our other named executive officers have all achieved the stock ownership guideline in effect for their position.
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid by a publicly held corporation to each of its “covered employees.” Prior to the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “TCJA”), a publicly held corporation’s covered employees included its chief executive officer and three other most highly compensated executive officers serving at the end of the taxable year (other than the chief financial officer), and certain “qualified performance-based compensation” was excluded from the $1.0 million deduction limit. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of “covered employee” to include a publicly held corporation’s chief financial officer and any individual who was a covered employee of the corporation in any taxable year beginning after December 31, 2016, and repealing the qualified performance-based compensation exception, subject to a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after that date. Our policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, our Compensation Committee may authorize compensation that would not be deductible under Section 162(m) of the Code or otherwise if it determines that such compensation is in the best interests of us and our shareholders.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is comprised of Mr. Floyd (chairperson), Mr. Jones and Mr. Peterson. No member of the Compensation Committee is a current, or during 2019 was a former, officer or employee of ours, our Predecessor or any of its subsidiaries. In 2019, none of our or our Predecessor’s executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of us or our Predecessor.

Director Compensation
Each of our non-executive directors receive an annual grant of ordinary shares with a value of $75,000, which vest immediately, and an annual cash retainer of $60,000, payable quarterly, for services as a director. The Lead Independent Director receives an additional annual cash retainer of $20,000, the chairs of the Audit Committee and Compensation Committee each receives an additional annual cash retainer of $15,000 and the chair of the Nominating and Governance Committee receives an additional annual cash retainer of $7,500, in each case, payable quarterly. Each non-executive director is entitled to elect to receive his or her annual cash retainer in the form of Ordinary Shares at their value on the grant date. Directors who are our employees or are employees of our subsidiaries will not receive compensation for their services as directors. All of our directors will be reimbursed for their out-of-pocket expenses incurred in connection with the performance of our Board duties. To encourage our directors to experience our properties as guests, they receive discounts for personal visits to our resorts.
As part of regular review of the annual non-executive director compensation program, the Board approved, with input from its independent outside compensation consultant, the following adjustments for 2020 in order to better align the non-executive directors’ compensation with the Company’s peers and the market: an increase in the non-executive directors’ cash retainer amount from $60,000 to $70,000; an increase in the Lead Independent Director’s additional cash retainer from $20,000 to $25,000; an increase in the amount of the Audit and Compensation Committee chair retainers from $15,000 to $20,000; and an increase in the Nominating and Governance Committee chair retainer from $7,500 to $10,000. The Board also approved a one-year vesting requirement for the annual equity award, subject to the non-executive director’s continued service on the vesting date. Members of Board committees will continue to receive no additional retainer.

The following table sets forth the compensation paid in 2019 to our non-executive directors for their service to us as directors. Mr. Wardinski did not and does not receive any compensation for his service as a director.

Summary of Non-Executive Director 2019 Compensation
Name	Fees Earned or Paid in Cash	Share Awards(1)	Other	Total
Richard O. Byles (2)	$30,000	$75,003	$—	$105,003
Charles Floyd (3)	$—	$—	$—	$—
Richard B. Fried	$60,000	$75,003	$—	$135,003
Gloria Guevara	$60,000	$75,003	$—	$135,003
Daniel J. Hirsch (4)	$75,000	$75,003	$—	$150,003
Hal Stanley Jones	$75,000	$75,003	$—	$150,003
Thomas Klein (4)	$67,500	$75,003	$—	$142,503
Elizabeth Lieberman	$80,000	$75,003	$—	$155,003
Peter Melhado (5)	$15,000	$—	$—	$15,000
Karl Peterson (3)	$—	$—	$—	$—
Arturo Sarukhan (4)	$60,000	$75,003	$—	$135,003
Christopher W. Zacca	$60,000	$75,003	$—	$135,003
___________
(1)Represents the grant-date fair value of the ordinary shares granted to our non-executive directors, based on the closing price of our ordinary shares of $6.99 on the grant date of January 2, 2019.
(2)Resigned from the Board effective June 30, 2019.
(3)Waived compensation for services as non-executive directors.
(4)Resigned from the Board effective March 31, 2020.
(5)Joined the Board effective October 1, 2019 as an Interim Director and did not receive share awards during 2019 as compensation for services as a non-executive director. Resigned from the Board effective March 31, 2020.
Director Stock Ownership
Our corporate governance principles require that non-executive directors have personal holdings of our stock having a value equal to five times the amount of their annual retainer within five years of their election to the Board.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, Item 5 of the Original Filing for information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2019.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of April 22, 2020 by:
•each person who is an executive officer of our Company;
•each person who is a non-executive director of our Company;
•each person who is the beneficial owner of more than 5% of our outstanding Ordinary Shares; and
•all executive officers and directors of our Company as a group.
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
The beneficial ownership percentages set forth in the table below do not take into account the potential issuance of up to 2,987,770 Ordinary Shares that may be issued upon the exercise of outstanding warrants, which become exercisable in the event that the price per share underlying the warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years following March 12, 2017.
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

Beneficial Ownership
Beneficial Owner	Number of Ordinary Shares with Voting Rights	Percentage of All Ordinary Shares with Voting Rights(1)
Executive Officers
Bruce Wardinski(2)	3,332,427	2.50%
Alexander Stadlin(3)	582,401	*
Kevin Froemming(4)	432,157	*
Ryan Hymel(5)	466,630	*
Non-Executive Directors
Karl Peterson(6)(7)	350,000	*
Hal Stanley Jones(8)	59,524	*
Elizabeth Lieberman(8)	34,524	*
Richard B. Fried(8)(9)	27,157	*
Gloria Guevara(8)	27,157	*
Christopher W. Zacca(8)	20,200	*
Charles Floyd	—	*
5% or greater shareholders
Cabana Investors B.V.(10)	28,770,274	21.61%
Jamziv Mobay Jamaica(11)	20,000,000	15.02%
HI Holdings(12)	12,143,621	9.12%
TPG Pace Sponsor, LLC (formerly, TPACE Sponsor Corp.)(13)	8,806,666	6.61%
HG Vora Capital Management, LLC(14)	7,350,000	5.52%
Playa Four Pack, L.L.C.(15)	1,836,656	1.38%
All executive officers and directors as a group (13 persons)(16)	5,466,458	4.11%
___________
*Less than 1.0%
(1)Based on 133,145,561 total shares, which consists of 129,312,573 Ordinary Shares outstanding and 3,832,988 restricted shares granted pursuant to the 2017 Plan. The restricted shares contain voting rights but are restricted from being transferred until their vesting dates.
(2)Includes 1,202,667 restricted shares that Mr. Wardinski has the ability to vote but is restricted from transferring until their vesting dates.
(3)Includes 495,052 restricted shares that Mr. Stadlin has the ability to vote but is restricted from transferring until their vesting dates.
(4)Includes 368,100 restricted shares that Mr. Froemming has the ability to vote but is restricted from transferring until their vesting dates.

(5)Includes 390,168 restricted shares that Mr. Hymel has the ability to vote but is restricted from transferring until their vesting dates.
(6)Shares are held through Peterson Capital Partners, LP. Does not include any Ordinary Shares Mr. Peterson may be deemed to hold indirectly through TPG Pace Sponsor, LLC. See Note 7 below.
(7)The sole members of TPG Pace Sponsor, LLC are Mr. Peterson and TPG Holdings III, L.P., whose general partner is TPG Holdings III-A, L.P., whose general partner is TPG Holdings III-A, Inc., whose sole shareholder is TPG Group Holdings (SBS), L.P., whose general partner is TPG Group Holdings (SBS) Advisors, LLC, whose sole member is TPG Group Holdings (SBS) Advisors, Inc., whose sole shareholders are David Bonderman and James G. Coulter. Messrs. Bonderman, Coulter and Peterson disclaim beneficial ownership of the securities held by TPG Pace Sponsor, LLC except to the extent of their pecuniary interest therein. The number of Ordinary Shares reported in respect of TPG Pace Sponsor, LLC in the table above does not include any other Ordinary Shares Messrs. Bonderman, Coulter and Peterson may directly or indirectly hold. The address of each of TPG Pace Sponsor, LLC, TPG Group Holdings (SBS) Advisors, Inc. and Messrs. Bonderman, Coulter and Peterson is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(8)Includes 9,470 restricted shares that the director has the ability to vote but is restricted from transferring until their vesting dates.
(9)Does not include any Ordinary Shares Mr. Fried may be deemed to hold indirectly through Cabana. See Note 10 below.
(10)The sole owner of Cabana Investors B.V. is Coöperatieve Cabana U.A. The sole owners of Coöperatieve Cabana U.A. are Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and Farallon Capital Offshore Investors II, L.P. (collectively, the “Cabana Farallon Funds”). FP is the general partner of each of the Cabana Farallon Funds and may be deemed to beneficially own the Ordinary Shares indirectly owned by each of the Cabana Farallon Funds. As managing members of FP with the power to exercise investment discretion, each of Andrew J. M. Spokes, Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., William S. Seybold, John R. Warren and Mark C. Wehrly (collectively, the “Farallon Managing Members”) may be deemed to beneficially own the Ordinary Shares indirectly owned by each of the Cabana Farallon Funds. Each of FP, the Farallon Managing Members, Coöperatieve Cabana U.A. and the Cabana Farallon Funds disclaims beneficial ownership of the Ordinary Shares held by Cabana Investors B.V. All of the entities and individuals identified in this footnote disclaim group attribution. Cabana Investors B.V.’s address is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.
(11)Jamziv is owned by XFUND, which is an affiliate of Sagicor.
(12)HI Holdings is an indirect wholly-owned subsidiary of Hyatt. Hyatt and each of AIC Holding Co., Hyatt International Corporation and Hyatt International Holdings Co., each a direct or indirect wholly-owned subsidiary of Hyatt, may be deemed to beneficially own Ordinary Shares to be held by HI Holdings Playa.
(13)The sole members of TPG Pace Sponsor, LLC are Mr. Peterson and TPG Holdings III, L.P., whose general partner is TPG Holdings III-A, L.P., whose general partner is TPG Holdings III-A, Inc., whose sole shareholder is TPG Group Holdings (SBS), L.P., whose general partner is TPG Group Holdings (SBS) Advisors, LLC, whose sole member is TPG Group Holdings (SBS) Advisors, Inc., whose sole shareholders are David Bonderman and James G. Coulter. Messrs. Bonderman, Coulter and Peterson disclaim beneficial ownership of the securities held by TPG Pace Sponsor, LLC except to the extent of their pecuniary interest therein. The number of Ordinary Shares reported in respect of TPG Pace Sponsor, LLC in the table above does not include any other Ordinary Shares Messrs. Bonderman, Coulter and Peterson may directly or indirectly hold. The address of each of TPG Pace Sponsor, LLC, TPG Group Holdings (SBS) Advisors, Inc. and Messrs. Bonderman, Coulter and Peterson is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(14)Based on a Schedule 13G filed on February 13, 2020 by HG Vora Capital Management, LLC. In such filing, HG Vora Capital Management, LLC lists its address as 330 Madison Avenue, 20th Floor, New York, NY 10017, and indicates that it has sole voting and dispositive power with respect to 7,350,000 ordinary shares.
(15)The sole owners of Playa Four Pack, L.L.C. are Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P. (collectively, the “Four Pack Farallon Funds”). FP is the general partner of each of the Four Pack Farallon Funds and may be deemed to beneficially own the Ordinary Shares owned by each of the Four Pack Farallon Funds. As managing members of FP with the power to exercise investment discretion, each of the Farallon Managing Members may be deemed to beneficially own the Ordinary Shares indirectly owned by each of the Four Pack Farallon Funds. Each of FP, the Farallon Managing Members and the Four Pack Farallon Funds disclaims beneficial ownership of the Ordinary Shares held by Playa Four Pack, L.L.C. All of the entities and individuals identified in this footnote disclaim group attribution. Playa Four Pack, L.L.C.’s address is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.
(16)Includes 2,637,118 restricted shares that have the ability to vote but are restricted from being transferred until their vesting dates.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Sub-lease Agreement
Our subsidiary, Playa Management USA, LLC (“Playa USA”) entered into a sub-lease agreement with Barceló Crestline, an affiliate of our Predecessor’s prior parent, dated as of February 15, 2012, for office space in Fairfax, Virginia. The sub-lease agreement was assigned by Barceló Crestline to Crestline Hotels on July 18, 2013. Crestline Hotels leases the office space from an entity that is owned by Bruce D. Wardinski, our Chairman and Chief Executive Officer. The sub-lease agreement was further assigned by Playa USA to Playa Management on April 1, 2014. The sub-lease consideration is based on the number of rentable square feet occupied by Playa Management relative to the total number of square feet under the lease agreement, as well as Playa Management’s allocable share of operating costs, such as utility costs and common area costs. As of December 31, 2019 Playa Management sub-leased approximately 11,000 square feet of office space and the annualized amount payable by it was approximately $1.0 million, which includes amounts related to certain shared administrative functions, such as mailroom and certain leasehold improvements. Of this amount, approximately $0.5 million is payable annually to the entity owned by our Chairman and Chief Executive Officer.
Hyatt Agreements
Hyatt Subscription Agreement
On July 15, 2013, our Predecessor entered into a subscription agreement with HI Holdings, a wholly-owned subsidiary of Hyatt (the “Hyatt Subscription Agreement”). Pursuant to the Hyatt Subscription Agreement, HI Holdings purchased from our Predecessor 14,285,714 Ordinary Shares at a purchase price of $7.00 per share, for an aggregate purchase price of $100,000,000, and 26,785,714 preferred shares, at a purchase price of $8.40 per share, for an aggregate purchase price of $225,000,000.
We agreed under the Hyatt Subscription Agreement to indemnify HI Holdings for any breaches of our representations, warranties and agreements in the Hyatt Subscription Agreement, which indemnity is generally subject to (i) a deductible of $10 million and (ii) a cap of $50 million (other than for breaches of Company Fundamental Representations (as defined in the Hyatt Subscription Agreement, including representations regarding valid issuance of our Ordinary Shares and preferred shares, our organization, our capitalization and due authorization of the transactions), for which our indemnification liability is capped at $325 million). The representations and warranties we made and our related indemnification obligations survive for varying periods from the closing date of the transactions contemplated in the Hyatt Subscription Agreement. Most of these representations have expired, but others are still in force (e.g., certain tax representations survive until the expiration of the applicable statute of limitations, and certain representations as to title of property survive indefinitely). In addition, we have agreed under the Hyatt Subscription Agreement to indemnify HI Holdings for:
•losses arising from the lack of operating licenses and noncompliance with certain environmental regulations at certain of our resorts in the Dominican Republic (subject to a deductible of $500,000 and the $50 million cap described above);
•losses suffered by HI Holdings resulting from, based upon or related to, in whole or in part, any failure of us or certain of our subsidiaries or any other person that is or has been affiliated with us to (x) timely pay or reserve, or cause to be paid or reserved, all taxes required to be paid or reserved for by any of them in relation to activities, arrangements and transactions undertaken prior to August 9, 2013 to sell, market, promote or otherwise offer hotel rooms owned by us or certain of our subsidiaries (or any other person that is or has been affiliated with us) and (y) accurately prepare and timely file, or cause to be accurately prepared and timely filed, with the appropriate taxing authorities all required tax returns related thereto (subject to a cap of $20 million);
•losses arising from or based upon any untrue statement or alleged untrue statement of a material fact (except to the extent based on information supplied by HI Holdings) contained in the offering memorandum for our Senior Notes due 2020, any amendment or supplement thereto, or in any materials or information provided to investors in the offering of our Senior Notes due 2020 by, or with the approval of, us in connection with the marketing of our Senior Notes due 2020 (which indemnity will not be subject to any of the deductible and cap limitations referred to above); and
•losses arising from our obligation to indemnify our prior parent for certain transaction-related taxes (which indemnity will not be subject to any of the deductible and cap limitations referred to above and which will be proportionally adjusted to HI Holdings’ percentage ownership of our Ordinary Shares).

Any indemnity liability owed by us to HI Holdings under the Hyatt Subscription Agreement shall be payable, at our election, in immediately available funds and/or (so long as the Fair Market Value of our Ordinary Shares exceeds $3.50 per share (as adjusted for share splits, combinations and other similar events relating to the ordinary shares)) in additional Ordinary Shares. “Fair Market Value” shall be the amount agreed by us and HI Holdings or, if no agreement is reached within 15 days of our election to pay in shares, determined by valuation experts appointed by the parties in accordance with a specified timetable.
The Hyatt Subscription Agreement is governed by Dutch law, with any disputes arising thereunder subject to binding arbitration in accordance with the rules of the Netherlands Arbitration Institute.
Hyatt Resort Agreements
Each of our subsidiaries that is an owner of an all-inclusive resort operating under one or both of the Hyatt Ziva or Hyatt Zilara brands (the “Hyatt All-Inclusive Resort Brands”) has signed a franchise agreement and related services agreements with Hyatt governing the operation of that resort. We manage all of those resorts under a management agreement with each of Playa and any third party owner for whom Playa serves as hotel operator (each a “Resort Owner”).
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
Subject to its obligations under the Hyatt Strategic Alliance Agreement, Hyatt is free to develop or license other all-inclusive resorts Mexico, Costa Rica, the Dominican Republic, Jamaica and Panama (the “Market Area”), even under the Hyatt All-Inclusive Resort Brands. Additionally, outside of the Market Area, Hyatt is free to develop or license other all-inclusive resorts under the Hyatt All-Inclusive Resort Brands and other Hyatt brands at any time. Similarly, subject to our obligations under the Hyatt Strategic Alliance Agreement, we are allowed to operate any all-inclusive resort under a Playa-Developed Brand, such as the Panama Jack brand, under the Hyatt franchise agreements, provided that we implement strict informational and operational barriers between our operations with respect to the Playa-Developed Brand and our operations with respect to the Hyatt All-Inclusive Resort Brands. Under the Hyatt franchise agreements, if any Brand Owner (as defined below) or Restricted Brand Company acquires any ownership interest in us, we are required to implement strict informational and operational barriers between our operations with respect to such brand and our operations with respect to the Hyatt All-Inclusive Resort Brands. Such information and operational barriers generally include restrictions on sharing of any Hyatt-related confidential or propriety information with or participation of certain personnel employed by us in the strategic direction or operations of any hotel owned by a Brand Owner or a Restricted Brand Company.
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
Pursuant to the Hyatt franchise agreements and our Articles of Association, subject to certain exceptions, (a) a Brand Owner is prohibited from acquiring our shares such that the Brand Owner (together with its affiliates) acquires beneficial ownership in excess of 15% of our outstanding shares, and (b) a Restricted Brand Company is prohibited from acquiring our shares such that the Restricted Brand Company (together with its affiliates) acquires beneficial ownership in excess of 5% of our outstanding shares. Upon becoming aware of either share cap being exceeded, we will send a notice to such shareholder informing such shareholder of a violation of this provision and granting the shareholder two weeks to dispose of such excess shares to an unaffiliated third party. Such notice will immediately trigger the transfer obligation and suspend the right to attend our general meeting and voting rights (together, “Shareholder Rights”) of the shares exceeding the cap of the shares exceeding the share cap. If such excess shares are not disposed by such time, (i) the Shareholder Rights on all shares held by the shareholder exceeding the share cap will be suspended until the transfer obligations have been complied with and (ii) we will be irrevocably authorized under our Articles of Association to transfer excess shares to a foundation until sold to a third party. Our franchise agreements provide that if the excess shares are not transferred to a foundation or an unaffiliated third party within 30 days following the earlier of the date on which a public filing is made with respect to either share cap being exceeded and the date our becomes aware of either share cap being exceeded as provided in the Hyatt franchise agreements, Hyatt will have the right to terminate all (but not less than all) of its franchise agreements with us, provided that Hyatt delivers a termination notice to our within 180 days as specified in the franchise agreement, and we will be subject to liquidated damage payments to Hyatt. A “Brand Owner” is any entity that (a) is a franchisor, licensor or owner of a Competing Brand (as defined below) or manages or otherwise operates hotels exclusively for the franchisor, licensor or owner of a Competing Brand (a “Brand Company”), (b) has an affiliate that is a Brand Company or (c) has a direct or indirect owner that is a Brand Company. A “Competing Brand” is a hotel concept or brand for all-inclusive hotels or resorts that has at least 12 hotels operating under that concept’s or brand’s trade name(s) anywhere in the world and that directly competes with any Hyatt All-Inclusive Resort Brand resort. The restriction on ownership by a Brand Owner will apply during the terms of our Hyatt franchise agreements and the restrictions on ownership by a Restricted Brand Company will apply until we have less than three franchise agreements in effect for the operation of Hyatt All-Inclusive Resort Brand resorts and Hyatt owns less than 15% (on a fully-diluted, as-converted basis) of our Ordinary Shares, after which point the restriction on ownership by a Brand Owner will apply to that Restricted Brand Company (if it is a Brand Owner). The beneficial ownership in the aforementioned restrictions is determined under Rule 13d-3 promulgated under the Exchange Act.
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
In addition to the Hyatt franchise agreement, each Resort Owner has signed the following other agreements with Hyatt pertaining to the development and operation of the applicable Hyatt All-Inclusive Resort Brand resort:
•Under the trademark sublicense agreement, Hyatt grants a sublicense to the Resort Owner to use the Hyatt All-Inclusive Resort Brands and other proprietary marks, copyrighted materials, and know-how in the development and operation of the resort. The Resort Owner (and us as the resort’s manager) must follow the rules and standards that Hyatt periodically specifies pertaining to the use and protection of its intellectual property. The Resort Owner pays Hyatt’s sublicensing fees.
•Under the World of Hyatt frequent stayer program agreement, Hyatt LACSA Services, Inc. (“Hyatt LACSA”) provides the Resort Owner with various services related to the World of Hyatt guest loyalty program (and its successor program) and the provision of preferences to the frequent guests of the Hyatt resorts. Participation in the program includes the agreement of each Resort Owner to allow the World of Hyatt guest loyalty program members to earn points in connection with stays at the resort and redeem the points at the resort. Hyatt LACSA also provides the Resort Owner with program services relating to various frequent flyer programs that various airlines operate. Participation in the program includes allowing members of the airline programs to earn miles in connection with their qualified stays at the resort and redeem miles at the resort. The Resort Owner reimburses Hyatt LACSA (or its affiliates, as applicable) for the resort’s per-formula share of the cost of providing these services and Hyatt LACSA (or its affiliates) pays the Resort Owner a per-formula share of the revenue from stays by World of Hyatt guest loyalty program members who use points to pay for their hotel accommodations.
•Under the chain marketing services agreement, Hyatt LACSA provides (or causes to be provided) various marketing services to the Resort Owner, including business leads, convention sales services, business sales service and sales promotion services (including the maintenance and staffing of Hyatt’s home office sales force and regional sales offices in various parts of the world), publicity, marketing to targeted, highly-valued frequent travelers via various methods of communication, arrangement of surveys designed to better understand motivation, satisfaction and needs of hotel guests, public relations, and all other group benefits, services and facilities, to the extent appropriate and caused to be furnished to other relevant participating hotels and resorts. The Resort Owner reimburses Hyatt LACSA (or its affiliates, as applicable) for the resort’s per-formula share of the cost of providing these services.
•Under the reservations agreement, Hyatt LACSA provides electronic and voice reservation services through the use of the following reservation methods and technologies: (a) telephone reservations arranged through the international reservation centers located, from time to time, in various locations throughout the world; (b) reservations through the websites of Hyatt LACSA and its affiliates; and (c) reservations through connection to global distribution systems such as Amadeus/System One, Apollo/Galileo, Sabre (Abacus) and Worldspan. The reservations services also include the maintenance of the computers and related equipment and staffing of Hyatt LACSA’s (and its affiliates’) reservation centers located throughout the world and related research and development activities to support such reservation centers. The Resort Owner reimburses Hyatt LACSA (or its affiliates, as applicable) for the resort’s per-formula share of the cost of providing these services.
During the years ended December 31, 2019, 2018, and 2017, we incurred approximately $17.4 million, $16.7 million and $14.1 million, respectively, in fees pursuant to the Hyatt Resort Agreements.
The Hyatt Strategic Alliance Agreement
Playa has entered into the Hyatt Strategic Alliance Agreement with Hyatt pursuant to which we and Hyatt have provided each other a right of first offer with respect to any proposed offer or arrangement to acquire the rights to own and operate an all-inclusive hotel property at the level of quality and service consistent with the Hyatt All-Inclusive Resort Brands (a “Hyatt All-Inclusive Opportunity”) in the Market Area. If we intend to accept a Hyatt All-Inclusive Opportunity, we must notify Hyatt of such Hyatt All-Inclusive Opportunity and Hyatt has 10 business days to notify us of its decision to either accept or reject this Hyatt All-Inclusive Opportunity. If Hyatt accepts the Hyatt All-Inclusive Opportunity, we must negotiate in good faith with Hyatt the terms of a franchise agreement and related documents for a Hyatt All-Inclusive Resort Brand with respect to such property, provided that we acquire such property on terms acceptable to us within 60 days of offering such opportunity to Hyatt. If Hyatt intends to accept a Hyatt All-Inclusive Opportunity, Hyatt must notify us and we have to notify Hyatt within 10 business days of our decision to either accept or reject this Hyatt All-Inclusive Opportunity. If we accept the Hyatt All-Inclusive Opportunity, Hyatt must negotiate in good faith with us the terms of a management agreement and related documents under which we would manage such Hyatt All-Inclusive Resort Brand resort (subject to a franchise agreement between Hyatt and the affiliate of Hyatt that would own such property), provided that Hyatt acquires such property on terms acceptable to it within 60 days of offering such opportunity to us. If we or Hyatt fail to notify each other of its decision or declines its right of first offer within the aforementioned 10 business day period, or if we or Hyatt determine after good-faith discussions that we cannot reach mutual acceptance of terms under which the development property would be licensed as a Hyatt Ziva or Hyatt Zilara hotel, such right of first offer will expire and we or Hyatt will be able to acquire, develop and operate the property related to such Hyatt All-Inclusive Opportunity free of any restrictions. In addition, if either party is approached by a third party with respect to the management or franchising of an all-inclusive resort in the Market Area, and such third party has not identified a manager or franchisor for the resort, the parties have agreed to notify each other and provide an introduction to the third party for the purposes of negotiating a management agreement or franchise agreement, as the case may be. On February 26, 2018, we and Hyatt extended the term of the Hyatt Strategic Alliance Agreement until on December 31, 2021 unless earlier extended by each party.
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
Review, Approval or Ratification of Transactions with Related Persons
Consistent with Dutch law and our Articles of Association, we adopted a code of business conduct and ethics. The code of business conduct and ethics includes a policy requiring that our Board review any transaction a director or executive officer proposes to have with Playa that could give rise to a conflict of interest or the appearance of a conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K. In conducting this review, our Board will be obligated to ensure that all such transactions are approved by a majority of our Board (including a majority of independent directors) not otherwise interested in the transaction and are fair and reasonable to us and on terms not less favorable to us than those available from unaffiliated third parties.
Director Independence
For a discussion of the independence of our directors, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.
Policy for Pre-Approval of Audit and Permitted Non-Audit Services
Pursuant to the terms of its charter, our Audit Committee must pre-approve all audit and permitted non-audit services to be performed by our independent registered certified public accounting firm. Such pre-approval can be given as part of our Audit Committee’s approval of the scope of the engagement of the independent registered certified public accounting firm or on an individual basis. Our Audit Committee is authorized to delegate the pre-approval of audit and permitted non-audit services to one or more of its members, provided that any decisions to pre-approve any audit or non-audit services pursuant to this authority must be presented to our full Audit Committee at its next scheduled meeting. Our Audit Committee pre-approved all of the non-audit services provided by our independent registered certified public accounting firm in 2019 and 2018.
Auditor Fees and Services
Aggregate fees for professional services rendered by our independent registered public accounting firm, Deloitte, for the Company and our subsidiaries for the years ended December 31, 2019 and 2018 are as follows:

	Total Fees Year Ended December 31,
	2019	2018
Audit fees	$4,171	$3,914
Tax fees	147	367
Other non-audit services	—	254
Total	$4,318	$4,535
Audit fees represent Deloitte professional services fees for the audit of the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018, respectively, included in our Annual Reports on Form 10-K, as well as for the review of quarterly financial statements, accounting consultation and other attestation services that are typically performed by the independent registered public accountant, and services that are provided by Deloitte in connection with statutory and regulatory filings.
Tax fees for the years ended December 31, 2019 and 2018 represent fees for the preparation of our international tax returns and other tax services.
Other non-audit services for the year ended December 31, 2018 represent professional services fees for due diligence related to the acquisition of the Sagicor Assets and other miscellaneous consulting fees. There were no other non-audit services performed for the year ended December 31, 2019.
Our Audit Committee has considered and determined that the services provided by Deloitte are compatible with maintaining Deloitte’s independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements

All financial statements are omitted for the reason that they are otherwise supplied under the separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of the Original Filing.

(2) Financial Statement Schedules

None.

(3) Exhibits

The following documents are filed or incorporated by reference as part of this Form 10-K/A.

Exhibit Number	Exhibit Description
3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

3.2	Deed of Amendment to Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on May 11, 2018)

3.3	Board Rules for Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.2 to the to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2017)

4.1†	Description of Securities of Playa Hotels & Resorts N.V.

10.1	Shareholder Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

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

10.19
Shareholder Agreement, dated as of May 31, 2018, by and JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 4, 2018)

10.20
Second Amendment to Amended & Restated Credit Agreement, dated as of June 7, 2018, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit10.1 to the Current Report on Form 8-K filed by the Registrant on June 8, 2018)

10.21*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.22*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.23*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Alexander Stadlin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.24*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Kevin Froemming (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on January 4, 2019)

10.25*
Amendment to Executive Employment Agreement, dated as of December 16, 2019, by and between Playa Resorts Management, LLC and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2019)

10.26*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Management USA, LLC, and Kevin Froemming (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

10.27*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Management USA, LLC, and Alexander Stadlin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

10.28*
Second Amendment to Executive Employment Agreement, dated as of December 16, 2019, by and between Playa Management USA, LLC and Alexander Stadlin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 17, 2019)

10.29*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

21.1†	Subsidiaries of Playa Hotels & Resorts N.V.

23.1†	Consent of Deloitte & Touche LLP, independent registered accounting firm.

31.1†
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019

31.4**
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Inline XBRL for the cover page of this Annual Report on Form 10-K/A for the year ended December 31, 2019, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
†	Filed as an exhibit to the Original Filing on February 27, 2020.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	April 29, 2020	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	4/29/2020

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	4/29/2020

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	4/29/2020

/s/ Charles Floyd
Charles Floyd	Director	4/29/2020

/s/ Richard B. Fried
Richard B. Fried	Director	4/29/2020

/s/ Gloria Guevara
Gloria Guevara	Director	4/29/2020

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	4/29/2020

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	4/29/2020

/s/ Karl Peterson
Karl Peterson	Director	4/29/2020

/s/ Christopher W. Zacca
Christopher W. Zacca	Director	4/29/2020