Form 10-Q
period 2020-03-31
Playa Hotels & Resorts N.V.
filed 2020-05-11
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 129,312,573 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$69,610	$20,931
Trade and other receivables, net	61,912	71,250
Accounts receivable from related parties	5,436	5,401
Inventories	17,197	16,649
Prepayments and other assets	43,816	44,691
Property and equipment, net	1,915,097	1,929,914
Goodwill, net	62,166	78,339
Other intangible assets	8,400	8,408
Deferred tax assets	20,568	21,381
Total assets	$2,204,202	$2,196,964
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$171,825	$181,603
Payables to related parties	9,791	7,620
Income tax payable	2,276	3,252
Debt	1,063,472	1,040,658
Derivative financial instruments	53,349	31,932
Other liabilities	31,180	24,307
Deferred tax liabilities	99,628	97,941
Total liabilities	1,431,521	1,387,313
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 131,465,397 shares issued and 129,274,693 shares outstanding as of March 31, 2020, and 130,967,671 shares issued and 129,121,576 shares outstanding as of December 31, 2019)	14,270	14,215
Treasury shares (at cost, 2,190,704 shares as of March 31, 2020 and 1,846,095 shares as of December 31, 2019)	(16,622)	(14,088)
Paid-in capital	1,004,256	1,001,088
Accumulated other comprehensive loss	(39,745)	(24,642)
Accumulated deficit	(189,478)	(166,922)
Total shareholders' equity	772,681	809,651
Total liabilities and shareholders' equity	$2,204,202	$2,196,964

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Package	$153,055	$169,792
Non-package	22,578	24,482
Management fees	645	934
Cost reimbursements	950	588
Total revenue	177,228	195,796
Direct and selling, general and administrative expenses
Direct	97,898	93,743
Selling, general and administrative	33,832	31,828
Pre-opening	—	89
Depreciation and amortization	24,959	22,311
Reimbursed costs	950	588
Goodwill impairment loss	16,173	—
Direct and selling, general and administrative expenses	173,812	148,559
Operating income	3,416	47,237
Interest expense	(20,955)	(14,194)
Other expense	(3,906)	(602)
Net (loss) income before tax	(21,445)	32,441
Income tax (provision) benefit	(1,111)	10,547
Net (loss) income	$(22,556)	$42,988

Earnings per share
(Losses) earnings per share - Basic	$(0.17)	$0.33
(Losses) earnings per share - Diluted	$(0.17)	$0.33
Weighted average number of shares outstanding during the period - Basic	129,286,708	130,540,057
Weighted average number of shares outstanding during the period - Diluted	129,286,708	130,770,356

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(22,556)	$42,988
Other comprehensive loss, net of taxes
Unrealized loss on interest rate swaps	(15,048)	(5,858)
Pension obligation loss	(55)	(151)
Total other comprehensive loss	(15,103)	(6,009)
Comprehensive (loss) income	$(37,659)	$36,979

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
Net income	—	—	—	—	—	—	42,988	42,988
Other comprehensive loss	—	—	—	—	—	(6,009)	—	(6,009)
Share-based compensation	249,044	29	—	—	2,719	—	—	2,748
Repurchase of ordinary shares	(198,179)	—	198,179	(1,522)	—	—	—	(1,522)
Balance at March 31, 2019	130,490,991	$14,190	252,787	$(1,916)	$995,016	$(9,667)	$(119,577)	$878,046

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(166,922)	$809,651
Net loss	—	—	—	—	—	—	(22,556)	(22,556)
Other comprehensive loss	—	—	—	—	—	(15,103)	—	(15,103)
Share-based compensation, net of tax withholdings	493,226	55	4,500	(34)	3,168	—	—	3,189
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at March 31, 2020	129,274,693	$14,270	2,190,704	$(16,622)	$1,004,256	$(39,745)	$(189,478)	$772,681
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(22,556)	$42,988
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,959	22,311
Amortization of debt discount and issuance costs	339	339
Share-based compensation	3,223	2,748
Loss on derivative financial instruments	6,369	2,017
Goodwill impairment loss	16,173	—
Deferred income taxes	2,500	(13,605)
Amortization of key money	(206)	(34)
Other	(471)	487
Changes in assets and liabilities:
Trade and other receivables, net	9,880	(4,077)
Accounts receivable from related parties	(35)	(1,272)
Inventories	(545)	(938)
Prepayments and other assets	946	(2,765)
Trade and other payables	(13,596)	(11,523)
Payables to related parties	2,171	2,648
Income tax payable	(976)	273
Other liabilities	(1,450)	5,126
Net cash provided by operating activities	26,725	44,723
INVESTING ACTIVITIES
Capital expenditures	(6,434)	(48,348)
Receipt of key money	8,500	1,000
Purchase of intangibles	(56)	(677)
Proceeds from disposal of property and equipment	3	5
Property damage insurance proceeds	—	2,009
Net cash provided by (used in) investing activities	2,013	(46,011)
FINANCING ACTIVITIES
Repayment of Term Loan	(2,525)	(2,525)
Proceeds from borrowings on revolving credit facility	40,000	—
Repayments of borrowings on revolving credit facility	(15,000)	—
Repurchase of ordinary shares	(2,500)	(1,522)
Repurchase of shares for tax withholdings	(34)	—
Net cash provided by (used in) financing activities	19,941	(4,047)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,679	(5,335)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$20,931	$116,353
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$69,610	$111,018
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$14,034	$11,460
Cash paid for income taxes, net	$2,000	$2,413
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$4,083	$540
Intangible assets capitalized but not yet paid	$236	$422
Interest capitalized but not yet paid	$—	$80
Key money invoiced but not yet received	$—	$1,500
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,393
Par value of vested restricted share awards	$55	$29
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
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we have temporarily suspended operations at all of our resorts starting in late March 2020 and intend to have our operations suspended for the months of April, May and June. We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen our resorts or when our business will return to normalized levels. The longer and more severe the pandemic, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.
Liquidity and ability to continue as a going concern
As COVID-19 has had a significant adverse impact on our business and financial condition, we are taking several actions to help remedy our liquidity situation, which include the following:

•	we suspended operations at all of our resorts in late March 2020 following the implementation of restrictive travel bans;

•	significantly reduced staffing levels at the properties and at our corporate offices;

•	imposed compensation cuts throughout the entirety of the corporate offices;

•	plan to spend a minimal amount on marketing;

•	halted all non-essential corporate travel;

•	deferred all non-critical capital expenditures for the remainder of the year;

•	we are actively seeking to raise capital from the capital markets; and

•	pursuing the sale of resorts as means to improve our liquidity position.

As of March 31, 2020, we were in compliance with our financial maintenance covenants and obligations under our existing debt agreements. Even with the measures taken to improve our liquidity position, it is unlikely we will be in compliance with our financial maintenance covenants for periods after June 30, 2020 due to the effects of COVID-19. Our lenders have the right to declare us in default and accelerate the principal on our debt upon any covenant violation. We are currently in negotiations with our lenders to amend our existing debt agreements and waive our covenants for at least four full fiscal quarters. As the amendment may not be granted and is at the sole discretion of our lenders, there is substantial doubt about our ability to continue as a going concern as of the reporting date of these condensed consolidated financial statements. Although we provide no assurance that an amendment will be executed, we anticipate that we will agree to amended terms with our lenders prior to any covenant violations.

We believe our plans to improve our liquidity situation and amend our existing debt agreements will be effectively implemented over the next twelve months and that those plans, if implemented, will mitigate the conditions that raise substantial doubt about our ability to continue as a going concern.
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020 (the “Annual Report”).

In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2020, particularly given the impact of the COVID-19 pandemic noted above. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (as amended by ASU No. 2018-19)
This standard amends current guidance on the impairment of financial instruments by adding an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.
January 2020
On January 1, 2020, we adopted ASU No. 2016-13. We determine our credit losses by applying an expected loss rate to the outstanding balance of accounts receivable for each of our reportable segments (refer to Note 15) and our corporate entities. The expected loss rates for our reportable segments and corporate entities were determined primarily using historical credit losses, which are not expected to differ from what is currently expected over the life of our trade receivables.

The adoption of ASU No. 2016-13 was immaterial to our Condensed Consolidated Financial Statements for the three months ended March 31, 2020.

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

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

January 2022
We are currently evaluating the impact of ASU No. 2020-04 on the Condensed Consolidated Financial Statements. We may elect to early adopt the standard prior to the discontinuation of LIBOR rates as of December 31, 2021.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended March 31, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$56,727	$18,724	$31,367	$46,237	$—	$153,055
Non-package revenue	7,547	3,086	4,265	7,666	14	22,578
Management fees	—	—	—	—	645	645
Cost reimbursements	—	—	—	596	354	950
Total revenue	$64,274	$21,810	$35,632	$54,499	$1,013	$177,228

	Three Months Ended March 31, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$64,301	$22,723	$28,524	$54,244	$—	$169,792
Non-package revenue	7,839	3,646	4,600	8,394	3	24,482
Management fees	—	—	—	—	934	934
Cost reimbursements	—	—	—	—	588	588
Total revenue	$72,140	$26,369	$33,124	$62,638	$1,525	$195,796

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2020 and December 31, 2019 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Property and equipment, gross
Land, buildings and improvements	$1,996,641	$1,976,214
Fixtures and machinery	82,568	81,437
Furniture and other fixed assets	230,797	228,533
Construction in progress	25,083	42,083
Total property and equipment, gross	2,335,089	2,328,267
Accumulated depreciation	(419,992)	(398,353)
Total property and equipment, net	$1,915,097	$1,929,914

Depreciation expense for property and equipment was $24.7 million and $22.1 million for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020 and 2019, $0 million and $2.1 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized on qualifying assets using the weighted-average interest rate of the debt.

Assets held for sale

Subsequent to quarter end, we entered into an agreement to sell the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark for total consideration of approximately $60.0 million in cash. The sale is expected to close during the second quarter of 2020, however there is no assurance that we will complete the transaction. The Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark were classified as held for sale after March 31, 2020.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our hotels. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three months ended March 31, 2020 and 2019 ($ in thousands):

Leases	Financial Statement Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease income (1)	Non-package revenue	$1,146	$1,471
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 5. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.

During the first quarter of 2019, we implemented a new transfer pricing policy, where the intercompany pricing mechanics between our entities are based on the return on operating assets per applicable guidelines defined by the Organization for Economic Cooperation and Development. As a result, certain of our hotel entities that were previously in loss positions were expected to be profitable, which resulted in the release of their valuation allowances.

The adverse economic effects of the COVID-19 pandemic (see Note 1) have caused us to reassess our tax positions. Due to the current environment, including the suspension of operations at our hotels, we concluded that the transfer pricing method will not apply temporarily, but will resume once operations are normalized.

On March 27, 2020, the United States House of Representatives passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief Bill, and the President of the United States signed the legislation into law. We are currently analyzing The CARES Act and do not expect the provisions of the legislation to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions as of March 31, 2020.
For the three months ended March 31, 2020, our income tax expense was $1.1 million, compared to a $10.5 million income tax benefit for the three months ended March 31, 2019. The increase in our income tax expense of $11.6 million was driven primarily by a non-recurring $13.6 million tax benefit from the valuation allowance release during the three months ended March 31, 2019 and a $3.2 million immaterial correction of a prior year error during the three months ended March 31, 2020. The increase in income tax expense was partially offset by a $2.0 million increased tax benefit due to lower pre-tax book income from the tax paying entities and a $3.3 million decrease in the discrete tax expense associated with future tax liabilities of certain Dominican Republic entities.

Two of our Dominican Republic entities, Playa Romana Mar B.V. and Playa Dominican Resorts B.V., which hold our Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana resorts, respectively, were granted 15-year tax exemptions by the Ministry of Finance of the Dominican Republic beginning in 2019. The tax exemption status of Inversiones Vilazul, S.A.S., which holds our Dreams Punta Cana resort, expired on December 31, 2019.
Note 6. Related party transactions
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

Relationship with Sagicor
We issued 20,000,000 ordinary shares of our common stock to affiliates of Sagicor Group Jamaica Limited (“Sagicor”) as part of our business combination with certain affiliates of Sagicor in 2018. Sagicor is considered a related party due to its ownership of our ordinary shares by its affiliated entities and representation on our Board of Directors. We also pay Sagicor for insurance coverage for some of our Jamaica properties.
Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.
Relationship with Sabre
We have a service agreement with Sabre Hospitality Solutions (“Sabre”), a division of Sabre GLBL Inc., for use of a central reservation and direct booking system. Sabre also provides call center services. Sabre is considered a related party as a former member of our Board of Directors, who resigned as a director in April 2020, serves on the board of Sabre Corporation, the parent company of Sabre GLBL Inc.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2020 and 2019 were as follows ($ in thousands):

		Three Months Ended March 31,
Related Party	Transaction	2020	2019
Hyatt	Franchise fees (1)	$5,516	$4,636
Sagicor	Insurance premiums (1)	$414	$751
Sagicor	Cost reimbursements	$722	$—
Sabre	Booking and call center services (2)	$214	$—
Chief Executive Officer	Lease expense (2)	$182	$146
________

(1)
Included in direct expense in the Condensed Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.

(2)	Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
Note 7. Commitments and contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and workers’ compensation and other employee claims. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our Condensed Consolidated Financial Statements.
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
Note 8. Ordinary shares
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including existing, repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended March 31, 2020, we purchased 340,109 ordinary shares under the repurchase program. The shares repurchased are recorded as treasury shares on the Condensed Consolidated Balance Sheet as of March 31, 2020.
As of March 31, 2020, our ordinary share capital consisted of 129,274,693 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,888,183 restricted shares and performance share awards and 24,320 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of March 31, 2020, there were 6,182,611 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2020 to March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	2,157,336	$9.03
Granted	1,076,619	7.92
Vested	(497,726)	8.32
Forfeited	(24,440)	8.13
Unvested balance at March 31, 2020	2,711,789	$8.73

Performance share awards consist of ordinary shares that may become earned and vested based on the achievement of performance targets adopted by our Compensation Committee.
The table below summarizes the key inputs used in the Monte-Carlo simulation to determine the grant date fair value of the total shareholder return performance awards ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
January 2, 2020
Total Shareholder Return	50%	$1,334	24.87%	1.58%	—%
Adjusted EBITDA Comparison	50%	$2,187	—%	—%	—%
________
(1) Expected volatility was determined based on the historical share prices in our industry.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2020 to March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	913,407	$7.22
Granted	552,395	6.38
Forfeited	(265,088)	7.99
Unvested balance at March 31, 2020	1,200,714	$6.66

Note 10. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2020	2019
Numerator
Net (loss) income	$(22,556)	$42,988
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	129,286,708	130,540,057
Effect of dilutive securities
Unvested restricted share awards	—	230,299
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	129,286,708	130,770,356

EPS - Basic	$(0.17)	$0.33
EPS - Diluted	$(0.17)	$0.33

For the three months ended March 31, 2020 and 2019, 1,200,714 and 781,045 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period.

For the three months ended March 31, 2020 and 2019, 2,711,789 and 535,059 shares of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three months ended March 31, 2020 and 2019, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.
Note 11. Debt
Our debt consists of the following ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Debt obligations
Term Loan (1)	$983,923	$986,448
Revolving Credit Facility (2)(3)	85,000	60,000
Total debt obligations	1,068,923	1,046,448
Unamortized discount and debt issuance costs
Discount on Term Loan	(2,041)	(2,168)
Unamortized debt issuance costs on Term Loan	(3,410)	(3,622)
Total unamortized discount and debt issuance costs	(5,451)	(5,790)
Total debt	$1,063,472	$1,040,658

________

(1)
Borrowings under the Term Loan bear interest at floating rates equal to one-month London Interbank Offered Rate (“LIBOR”) plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The interest rate was 3.75% and 4.55% as of March 31, 2020 and December 31, 2019, respectively. Effective March 29, 2018, we entered into two interest rate swaps to fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).

(2)
The commitment fee on the undrawn balance of our Revolving Credit Facility was 0.5% as of March 31, 2020 and December 31, 2019. The commitment fee may range from 0.5% to 0.25% depending on certain leverage ratios.

(3)	Draws under the Revolving Credit Facility bear interest at one-month LIBOR plus 3.0%.

Financial maintenance covenants
Our Senior Secured Credit Facility requires us to meet a springing leverage ratio financial maintenance covenant, but only if the aggregate amount outstanding on our Revolving Credit Facility exceeds 35% of the aggregate revolving credit commitments as defined in our Senior Secured Credit Facility (the “Covenant Trigger”). On March 19, 2019, we entered into the Third Amendment to Amended & Restated Credit Agreement (the “Third Amendment”) to exclude the lesser of $50.0 million and the aggregate amount of revolving credit commitments borrowed in connection with the Hyatt Ziva and Hyatt Zilara Cap Cana development project from both the calculation of the Covenant Trigger, as well as the springing leverage ratio, in each case, for the quarterly testing periods ended June 30, 2019 through and including March 31, 2020. Beginning with the quarterly testing period ended June 30, 2020, both of the Covenant Trigger and the springing leverage ratio will be calculated based on the provisions in the Senior Secured Credit Facility as if the Third Amendment had not taken place. We were in compliance with all applicable covenants as of March 31, 2020.
Note 12. Derivative financial instruments
Interest rate swaps
Effective March 29, 2018, we entered into two interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. The interest rate swaps are not for trading purposes and have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate, which results in us fixing LIBOR at 2.85% on $800.0 million of our Term Loan. The interest rate swaps mature on March 31, 2023.

On March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense in the Condensed Consolidated Statements of Operations. Following the adoption, the change in the fair value of our interest rate swaps that qualifies as effective cash flow hedges was recorded through other comprehensive loss (“OCI”) in the Condensed Consolidated Statements of Comprehensive (Loss) Income. Unrealized gains and losses in accumulated other comprehensive loss (“AOCI”) are reclassified to interest expense as interest payments are made on our variable rate debt. On February 29, 2020 our interest rate swaps were ineffective due to the decrease in interest rates and all subsequent changes in fair value were recognized through interest expense in the Condensed Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	2020	2019
AOCI from our cash flow hedges as of January 1	$20,164	$—
Change in fair value	16,956	5,834
Reclassification from AOCI to interest expense (1)	(1,908)	24
OCI related to our cash flow hedges for the three months ended March 31	15,048	5,858
AOCI from our cash flow hedges as of March 31	$35,212	$5,858
________
(1) As of March 31, 2020, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million.

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	Three Months Ended March 31,
		2020	2019
Interest rate swaps (1)	Interest expense	$8,729	$2,715
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019 ($ in thousands):

Derivative Liabilities for Effective Hedges	Financial Statement Classification	As of March 31,	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$—	$31,932

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of March 31,	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$53,349	$—

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. We incorporate these counterparty credit risks in our fair value measurements (see Note 13) and believe we minimize this credit risk by transacting with major creditworthy financial institutions.
Note 13. Fair value of financial instruments
The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. U.S. GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of observability of inputs used in measuring fair value as follows:

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of March 31, 2020 and December 31, 2019. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$53,349	$—	$53,349	$—

	December 31, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$31,932	$—	$31,932	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$978,472	$—	$—	$765,231
Revolving Credit Facility	85,000	—	—	85,000
Total liabilities	$1,063,472	$—	$—	$850,231

	Carrying Value	Fair Value
	As of December 31, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$980,658	$—	$—	$983,214
Revolving Credit Facility	60,000	—	—	60,000
Total liabilities	$1,040,658	$—	$—	$1,043,214

The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Interest rate swaps
The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted LIBOR as of the measurement date. If, in subsequent periods, forecasted LIBOR exceeds 2.85% we will recognize a gain and future cash inflows. Conversely, if forecasted LIBOR falls below 2.85% in subsequent periods we will recognize a loss and future cash outflows.

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

Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Gross trade and other receivables	$62,158	$73,015
Allowance for doubtful accounts (1)	(246)	(1,765)
Total trade and other receivables, net (2)	$61,912	$71,250

________

(1)	We recognized an additional $0.8 million in bad debt expense during the year ended December 31, 2019 as a result of the bankruptcy of Thomas Cook, one of our travel partners.

(2)	The opening balance as of January 1, 2019 was $64.8 million.

We have not experienced any significant write-offs to our accounts receivable during the three months ended March 31, 2020 and 2019.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Advances to suppliers	$5,650	$7,865
Prepaid income taxes	12,630	12,412
Prepaid other taxes (1)	12,085	11,156
Right of use assets	5,480	5,673
Contract deposit (2)	2,700	2,700
Other assets	5,271	4,885
Total prepayments and other assets	$43,816	$44,691
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
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of March 31, 2020 and December 31, 2019 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2019
Gross carrying value	$51,731	$—	$—	$32,776	$84,507
Accumulated impairment losses	(6,168)	—	—	—	(6,168)
Net carrying value	45,563	—	—	32,776	78,339

Activity during the year
Impairment losses	—	—	—	(16,173)	(16,173)

Balance at March 31, 2020
Gross carrying value	51,731	—	—	32,776	84,507
Accumulated impairment losses	(6,168)	—	—	(16,173)	(22,341)
Net carrying value	$45,563	$—	$—	$16,603	$62,166

As a result of COVID-19 and the temporary suspension of operations at our resorts (see Note 1), the forecasted future cash flows of our reporting units materially decreased during the first quarter of 2020. We performed an interim quantitative impairment analysis as of March 31, 2020 and recognized impairment losses at the following reporting units for the three months ended March 31, 2020 as we determined that their carrying values exceeded their fair value ($ in thousands):

Reporting Unit	Reportable Segment	Impairment Loss
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$6,946
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,126
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,101

Other intangible assets
Other intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	5,403	5,187
Other	3,422	3,346
Total gross carrying value	11,600	11,308

Accumulated amortization
Management contract	(166)	(143)
Enterprise resource planning system (2)	(586)	(437)
Other	(2,448)	(2,320)
Total accumulated amortization	(3,200)	(2,900)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,734	1,757
Enterprise resource planning system (2)	4,817	4,750
Other	974	1,026
Total net carrying value	$8,400	$8,408

________

(1)	Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.

(2)
Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system, of which $1.3 million and $2.6 million was placed into service in 2020 and 2019, respectively and are being amortized over a weighted-average amortization period of 7 years.

Amortization expense for intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Trade payables	$42,477	$45,299
Advance deposits (1)	35,239	53,769
Withholding and other taxes payable	51,696	46,983
Interest payable	103	125
Payroll and related accruals	16,003	14,547
Accrued expenses and other payables	26,307	20,880
Total trade and other payables	$171,825	$181,603

________

(1)	The opening balance as of January 1, 2019 was $57.3 million.

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Pension obligation (1)(2)	$5,562	$6,764
Lease liabilities	6,032	6,208
Unfavorable ground lease liability	2,170	2,187
Key money (3)	16,491	8,225
Other	925	923
Total other liabilities	$31,180	$24,307

________
(1) For the three months ended March 31, 2020 and 2019 the service cost component of net periodic pension cost was $209.0 thousand and $186.0 thousand, respectively, and recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the three months ended March 31, 2020 and 2019 the non-service cost components of net periodic pension cost were $551.2 thousand and $74.0 thousand, respectively, and recorded within other expense in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $8.5 million and $6.5 million in 2020 and 2019, respectively.
Note 15. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three months ended March 31, 2020 and 2019, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) other expense; (c) pre-opening expenses; (d) share-based compensation; (e) other tax expense; (f) transaction expenses; and (g) severance expenses.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Owned net revenue
Yucatán Peninsula	$62,317	$70,213
Pacific Coast	21,155	25,570
Dominican Republic	35,596	33,075
Jamaica	51,436	59,147
Segment owned net revenue (1)	170,504	188,005
Other	15	2
Management fees	645	934
Cost reimbursements	950	588
Compulsory tips	5,114	6,267
Total revenue	$177,228	$195,796
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net (loss) income for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Owned Resort EBITDA
Yucatán Peninsula	$24,935	$32,159
Pacific Coast	8,872	12,387
Dominican Republic	7,789	13,463
Jamaica	19,073	24,348
Segment Owned Resort EBITDA	60,669	82,357
Other corporate	(10,971)	(8,506)
Management fees	645	934
Total Adjusted EBITDA	50,343	74,785
Interest expense	(20,955)	(14,194)
Depreciation and amortization	(24,959)	(22,311)
Impairment loss	(16,173)	—
Other expense	(3,906)	(602)
Pre-opening expenses	—	(89)
Share-based compensation	(3,223)	(2,748)
Other tax expense	(237)	(359)
Transaction expenses	(586)	(1,967)
Severance expense	(1,198)	—
Non-service cost components of net periodic pension cost (1)	(551)	(74)
Net (loss) income before tax	(21,445)	32,441
Income tax (provision) benefit	(1,111)	10,547
Net (loss) income	$(22,556)	$42,988
________

(1)
Represents the non-service cost components of net periodic pension cost recorded within other expense in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
Segment property and equipment, gross
Yucatán Peninsula	$864,557	$865,900
Pacific Coast	288,157	288,358
Dominican Republic	675,124	667,120
Jamaica	501,081	499,569
Total segment property and equipment, gross	2,328,919	2,320,947
Other corporate	6,170	7,320
Accumulated depreciation	(419,992)	(398,353)
Total property and equipment, net	$1,915,097	$1,929,914

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Segment capital expenditures
Yucatán Peninsula	$1,580	$4,057
Pacific Coast	257	250
Dominican Republic	6,932	40,678
Jamaica	1,634	1,556
Total segment capital expenditures (1)	10,403	46,541
Other corporate	114	2,347
Total capital expenditures (1)	$10,517	$48,888
________

(1)	Includes capital expenditures incurred, but not yet paid.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, there were no subsequent events since March 31, 2020 other than the following:
Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. Due to the spread of the COVID-19 pandemic and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we intend to maintain the temporary suspension of our operations through June 2020. We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen our resorts or when our business will return to normalized levels. The longer and more severe the pandemic, and if there are repeat or cyclical outbreaks of the virus beyond the one being currently experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

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
The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors discussed in this filing and our other filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, operating results and cash flows, the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic all of our resorts are temporarily closed. The extent to which the COVID-19 pandemic will impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including magnitude of its impact on unemployment rates and consumer discretionary spending, among others. Additional factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include:

•	general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;

•	the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;

•	changes in economic, social or political conditions in the regions we operate, including changes in perception of public-safety and changes in the supply of rooms from competing resorts;

•	the success and continuation of our relationships with Hyatt Hotels Corporation (“Hyatt”) and Hilton Worldwide Holdings, Inc. (“Hilton”);

•	the volatility of currency exchange rates;

•	the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future;

•	our failure to successfully complete acquisition, expansion, repair and renovation projects in the timeframes and at the costs and returns anticipated;

•	changes we may make in timing and scope of our development and renovation projects;

•	significant increases in construction and development costs;

•	significant increases in utilities;

•	our ability to obtain and maintain financing arrangements on attractive terms;

•	our ability to obtain and maintain ample liquidity to fund operations and service debt;

•	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

•	the ability of our guests to reach our resorts given government mandated travel restrictions;

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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of March 31, 2020, Playa owned and/or managed a total portfolio consisting of 23 resorts (8,690 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Dunn’s River Beach Resort & Spa, Jewel Grande Montego Bay Resort & Spa, Jewel Runaway Bay Beach Resort & Waterpark and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa also owns four resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended March 31, 2020, we generated a net loss of $22.6 million, total revenue of $177.2 million, Net Package RevPAR of $197.55 and Adjusted EBITDA of $50.3 million. For the three months ended March 31, 2019, we generated net income of $43.0 million, total revenue of $195.8 million, Net Package RevPAR of $244.20 and Adjusted EBITDA of $74.8 million.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, the travel and hospitality industries and our business starting in the first quarter of 2020. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing,” have significantly disrupted global leisure travel, and has adversely impacted global commercial activity, including contributing to worldwide economic contraction and rising unemployment. We expect that the economic fallout will create headwinds for leisure travel even after the current government restrictions are lifted. Due to the spread of the COVID-19 pandemic and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts in late March 2020 and intend to have our operations suspended through June 2020.

The suspension of operations at all of our resorts, which account all of our revenue, has had a significant adverse effect on our liquidity. As April 30, 2020 we have approximately $58.9 million of available cash. We have taken the following measures to mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:

•
we have entered into an agreement to sell the Jewel Dunn's River Beach Resort & Spa and the Jewel Runaway Bay Beach Resort & Waterpark for a total cash consideration of $60.0 million. The cash consideration is not reflected in our April 30, 2020 cash balance. The transaction is expected to close during the second quarter of 2020;

•	we borrowed an additional $40.0 million under our Revolving Credit Facility in March 2020, increasing the amount outstanding on the facility to $85.0 million;

•
the temporary suspension of operations of all of our resorts will significantly reduce the variable cost components of our resort-level operating expenses, including resort franchise and franchise-related fees, management fees and expenses related to our resort employees;

•	we have deferred all of our non-critical capital expenditures planned for 2020 and intend to spend a very minimal amount;

•	we have adopted voluntary senior executive salary reductions, including reducing our Chief Executive Officer’s salary by 100%;

•	we have imposed compensation cuts broadly throughout our corporate workforce and canceled all non-essential corporate travel and spending;

•
we have temporarily suspended repurchases of our ordinary shares under our share repurchase program until we have more visibility into the longer-term impact of COVID-19 and economic conditions improve;

•	given consumers’ inability to travel, we have also significantly reduced marketing expenditures; and

•
we are actively pursuing a range of alternatives to raise additional capital, including through additional bank financing, the private placement of debt or equity securities, and the sale of assets. We are also currently engaged in discussions with the lenders under our Revolving Credit Facility to amend certain financial covenants.

In addition, the recent decrease in the size of our Board of Directors to align with the Company’s size and needs will further reduce expenses.
We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen our resorts or when our business will return to normalized levels. There also can be no guarantee that when the effects of the pandemic subside, the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and if there are repeat or cyclical outbreaks of the virus beyond the one being currently experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness. See “Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Our Portfolio of Resorts
The following table presents an overview of our resorts at March 31, 2020. None of the resorts we own individually contributed more than 12.9% of our Total Net Revenue or 16.9% of our consolidated Adjusted EBITDA for the three months ended March 31, 2020. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort(1)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort (2)	La Romana, Dominican Republic	Hilton (adults-only)	Playa (2)	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort (2)	La Romana, Dominican Republic	Hilton (all ages)	Playa (2)	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Runaway Bay Beach Resort & Waterpark (5)	Runaway Bay, Jamaica	Jewel (all ages)	Playa	1960; 1961; 1965; 2007; 2012	268
Jewel Dunn’s River Beach Resort & Spa (5)	Ocho Rios, Jamaica	Jewel (adults-only)	Playa	1957; 1970; 1980; 2010	250
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (3)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					8,238
Managed Resorts
Sanctuary Cap Cana (4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa (3)	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					8,690
(1) Effective November 20, 2018, this resort was rebranded into Hilton all-inclusive resort. Renovations were completed in 2019.
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
(4) Owned by a third party.
(5) Subsequent to March 31, 2020, we entered into an agreement with a third-party to sell these resorts. The sale is expected to close during the second quarter of 2020, although we can offer no assurance that we will complete the transaction.

Results of Operations
Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change	% Change
Revenue
Package	$153,055	$169,792	$(16,737)	(9.9)%
Non-package	22,578	24,482	(1,904)	(7.8)%
Management fees	645	934	(289)	(30.9)%
Cost reimbursements	950	588	362	61.6%
Total revenue	177,228	195,796	(18,568)	(9.5)%
Direct and selling, general and administrative expenses
Direct	97,898	93,743	4,155	4.4%
Selling, general and administrative	33,832	31,828	2,004	6.3%
Pre-opening	—	89	(89)	(100.0)%
Depreciation and amortization	24,959	22,311	2,648	11.9%
Reimbursed costs	950	588	362	61.6%
Goodwill impairment loss	16,173	—	16,173	100.0%
Direct and selling, general and administrative expenses	173,812	148,559	25,253	17.0%
Operating income	3,416	47,237	(43,821)	(92.8)%
Interest expense	(20,955)	(14,194)	(6,761)	47.6%
Other expense	(3,906)	(602)	(3,304)	548.8%
Net (loss) income before tax	(21,445)	32,441	(53,886)	(166.1)%
Income tax (provision) benefit	(1,111)	10,547	(11,658)	(110.5)%
Net (loss) income	$(22,556)	$42,988	$(65,544)	(152.5)%
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
Our comparable portfolio for the three months ended March 31, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019 and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened during November 2019.

Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	66.6%	80.1%	(13.5	)pts	(16.9)%
Net Package ADR	$296.68	$304.88		$(8.20)	(2.7)%
Net Package RevPAR	$197.55	$244.20		$(46.65)	(19.1)%
	($ in thousands)
Net Package Revenue	$148,096	$163,787		$(15,691)	(9.6)%
Net Non-package Revenue	22,423	24,220	(1,797)		(7.4)%
Management Fee Revenue	645	934	(289)		(30.9)%
Total Net Revenue	171,164	188,941	(17,777)		(9.4)%
Adjusted EBITDA	$50,343	$74,785		$(24,442)	(32.7)%
Adjusted EBITDA Margin	29.4%	39.6%	(10.2	)pts	(25.8)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	71.4%	84.3%	(12.9	)pts	(15.3)%
Net Package ADR	$297.72	$310.03		$(12.31)	(4.0)%
Net Package RevPAR	$212.61	$261.20		$(48.59)	(18.6)%
	($ in thousands)
Net Package Revenue	$119,762	$145,216		$(25,454)	(17.5)%
Net Non-package Revenue	19,088	21,598	(2,510)		(11.6)%
Management Fee Revenue	645	934	(289)		(30.9)%
Total Net Revenue	139,495	167,748	(28,253)		(16.8)%
Adjusted EBITDA	$41,303	$65,202		$(23,899)	(36.7)%
Adjusted EBITDA Margin	29.6%	38.9%	(9.3	)pts	(23.9)%
Total Revenue and Total Net Revenue
Our total revenue for the three months ended March 31, 2020 decreased $18.6 million, or 9.5%, compared to the three months ended March 31, 2019. Our Total Net Revenue for the three months ended March 31, 2020 decreased $17.8 million, or 9.4%, compared to the three months ended March 31, 2019. This decrease was driven by a decrease in Net Package Revenue of $15.7 million, or 9.6%, and a decrease in Net Non-package Revenue of $1.8 million, or 7.4%. The decrease in Total Net Revenue was driven by the COVID-19 pandemic. Net Package Revenue and Total Net Revenue decreased by an estimated $27.3 million and $30.8 million, respectively, due to the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2020	2019	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$119,762	$145,216	$(25,454)	(17.5)%
Non-comparable Net Package Revenue	28,334	18,571	9,763	52.6%
Net Package Revenue	148,096	163,787	(15,691)	(9.6)%

Net Non-package Revenue
Comparable Net Non-package Revenue	19,088	21,598	(2,510)	(11.6)%
Non-comparable Net Non-package Revenue	3,335	2,622	713	27.2%
Net Non-package Revenue	22,423	24,220	(1,797)	(7.4)%

Management Fee Revenue
Comparable Management Fee Revenue	645	934	(289)	(30.9)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	645	934	(289)	(30.9)%

Total Net Revenue
Comparable Total Net Revenue	139,495	167,748	(28,253)	(16.8)%
Non-comparable Total Net Revenue	31,669	21,193	10,476	49.4%
Total Net Revenue	171,164	188,941	(17,777)	(9.4)%
Compulsory tips	5,114	6,267	(1,153)	(18.4)%
Cost Reimbursements	950	588	362	61.6%
Total revenue	$177,228	$195,796	$(18,568)	(9.5)%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended March 31, 2020 decreased $28.3 million, or 16.8%, compared to the three months ended March 31, 2019. This decrease was driven by a decrease in Comparable Net Package Revenue of $25.5 million, or 17.5%, a decrease in Comparable Net Non-package Revenue of $2.5 million, or 11.6%, and a decrease of $0.3 million in Comparable Management Fee Revenue. Comparable Total Net Revenue decreased primarily due to the worldwide COVID-19 pandemic. Comparable Net Package Revenue and Comparable Total Net Revenue decreased by an estimated $22.2 million and $25.0 million, respectively, due to the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2020	2019	Change	% Change
Direct expenses	$97,898	$93,743	$4,155	4.4%
Less: compulsory tips	5,114	6,267	(1,153)	(18.4)%
Net Direct Expenses	$92,784	$87,476	$5,308	6.1%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $92.8 million, or 54.2%, of Total Net Revenue for the three months ended March 31, 2020 and $87.5 million, or 46.3%, of Total Net Revenue for the three months ended March 31, 2019.

Net Direct Expenses for the three months ended March 31, 2020 increased $5.3 million, or 6.1%, compared to the three months ended March 31, 2019. Net Direct Expenses increased $10.5 million due to our non-comparable properties, Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened during November 2019. Net Direct Expenses at our comparable properties decreased $3.0 million, or 3.9%, compared to the three months ended March 31, 2019 due to cost cutting measures taken in response to the COVID-19 pandemic. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase as a result of higher revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$20,890	$21,593	$(703)	(3.3)%
Salaries and wages	37,615	31,697	5,918	18.7%
Repairs and maintenance	4,183	3,798	385	10.1%
Utilities and sewerage	9,663	9,033	630	7.0%
Licenses and property taxes	799	904	(105)	(11.6)%
Incentive and management fees	1,680	2,606	(926)	(35.5)%
Franchise / license fees	7,008	6,371	637	10.0%
Transportation and travel expenses	1,375	1,339	36	2.7%
Laundry and cleaning expenses	1,205	1,166	39	3.3%
Property and equipment rental expense	833	987	(154)	(15.6)%
Entertainment expenses and decoration	2,022	1,786	236	13.2%
Office supplies	250	499	(249)	(49.9)%
Other operational expenses	5,261	5,697	(436)	(7.7)%
Total Net Direct Expenses	$92,784	$87,476	$5,308	6.1%
Comparable Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$16,490	$19,160	$(2,670)	(13.9)%
Salaries and wages	30,691	27,629	3,062	11.1%
Repairs and maintenance	3,588	3,492	96	2.7%
Utilities and sewerage	7,620	7,884	(264)	(3.3)%
Licenses and property taxes	658	651	7	1.1%
Incentive and management fees	1,680	2,688	(1,008)	(37.5)%
Franchise / license fees	5,010	5,518	(508)	(9.2)%
Transportation and travel expenses	927	1,128	(201)	(17.8)%
Laundry and cleaning expenses	941	1,064	(123)	(11.6)%
Property and equipment rental expense	697	882	(185)	(21.0)%
Entertainment expenses and decoration	1,659	1,662	(3)	(0.2)%
Office supplies	189	458	(269)	(58.7)%
Other operational expenses	4,318	5,244	(926)	(17.7)%
Total Net Direct Expenses	$74,468	$77,460	$(2,992)	(3.9)%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2020 increased $2.0 million, or 6.3%, compared to the three months ended March 31, 2019. This increase was driven by a $0.6 million increase in professional fees, a $0.5 million increase in share-based compensation and a $0.5 million increase in insurance payments.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2020 increased $2.6 million, or 11.9%, compared to the three months ended March 31, 2019. This increase was due to the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019, which accounted for a $2.5 million increase compared to the three months ended March 31, 2019.
Goodwill Impairment Loss
Our goodwill impairment loss for the three months ended March 31, 2020 increased $16.2 million, or 100.0%, compared to the three months ended March 31, 2019. The change was driven by the decrease in forecasted future cash flows due to the temporary suspension of operations from COVID-19. See further details in Note 14 to our Condensed Consolidated Financial Statements.
Interest Expense
Our interest expense for the three months ended March 31, 2020 increased $6.8 million, or 47.6%, compared to the three months ended March 31, 2019. The increase in interest expense was driven by primarily by a $4.3 million increase due to the change in fair value of our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Due to the drop in interest rates, our cash flow hedge was deemed ineffective in March 2020, resulting in recognizing the change in fair value of our interest rate swaps through interest expense. Additionally, our interest expense increased due to $2.1 million of capitalized interest recorded in the three months ended March 31, 2019 due to our development projects in 2019. For the three months ended March 31, 2020, we did not record any capitalized interest.
Cash interest paid, excluding the effects of capitalized interest, increased $0.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Cash interest paid increased $0.5 million due to interest on the Revolving Credit Facility. As of March 31, 2020, the total amount outstanding under our Revolving Credit Facility was $85.0 million.
Income Tax Expense
For the three months ended March 31, 2020, our income tax expense was $1.1 million, compared to a $10.5 million income tax benefit for the three months ended March 31, 2019. See further details in Note 5 to our Condensed Consolidated Financial Statements.
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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three months ended March 31, 2020 and 2019, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
“Owned Resort EBITDA” represents Adjusted EBITDA before corporate expenses and Management Fee Revenue.
“Owned Resort EBITDA Margin” represents Owned Resort EBITDA as a percentage of Owned Net Revenue.
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue.
Non-U.S. GAAP Measures
We believe that each of Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Total Net Revenue, Net Package ADR, Net Package RevPAR and Net Direct Expenses are useful to investors as they reflect our operating results by excluding compulsory tips. These tips have a margin of zero and do not represent our operating results.
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
Our comparable resorts for the three months ended March 31, 2020 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened during November 2019.
A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended March 31, 2020 and 2019
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$62,317	$70,213	$(7,896)	(11.2)%
Pacific Coast	21,155	25,570	(4,415)	(17.3)%
Dominican Republic	35,596	33,075	2,521	7.6%
Jamaica	51,436	59,147	(7,711)	(13.0)%
Segment Owned Net Revenue	170,504	188,005	(17,501)	(9.3)%
Other	15	2	13	650.0%
Management Fee Revenue	645	934	(289)	(30.9)%
Total Net Revenue	$171,164	$188,941	$(17,777)	(9.4)%

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$24,935	$32,159	$(7,224)	(22.5)%
Pacific Coast	8,872	12,387	(3,515)	(28.4)%
Dominican Republic	7,789	13,463	(5,674)	(42.1)%
Jamaica	19,073	24,348	(5,275)	(21.7)%
Segment Owned Resort EBITDA	60,669	82,357	(21,688)	(26.3)%
Other corporate	(10,971)	(8,506)	(2,465)	29.0%
Management Fee Revenue	645	934	(289)	(30.9)%
Total Adjusted EBITDA	$50,343	$74,785	$(24,442)	(32.7)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	74.1%	85.1%	(11.0	)pts	(12.9)%
Net Package ADR	$299.22	$301.80		$(2.58)	(0.9)%
Net Package RevPAR	$221.58	$256.73		$(35.15)	(13.7)%
	($ in thousands)
Net Package Revenue	$54,886	$62,569		$(7,683)	(12.3)%
Net Non-package Revenue	7,431	7,644	(213)		(2.8)%
Owned Net Revenue	62,317	70,213	(7,896)		(11.2)%
Owned Resort EBITDA	$24,935	$32,159		$(7,224)	(22.5)%
Owned Resort EBITDA Margin	40.0%	45.8%	(5.8	)pts	(12.7)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	74.7%	86.3%	(11.6	)pts	(13.4)%
Net Package ADR	$296.86	$300.45		$(3.59)	(1.2)%
Net Package RevPAR	$221.89	$259.15		$(37.26)	(14.4)%
	($ in thousands)
Net Package Revenue	$44,383	$51,194		$(6,811)	(13.3)%
Net Non-package Revenue	5,875	6,309	(434)		(6.9)%
Owned Net Revenue	50,258	57,503	(7,245)		(12.6)%
Owned Resort EBITDA	$19,805	$25,814		$(6,009)	(23.3)%
Owned Resort EBITDA Margin	39.4%	44.9%	(5.5	)pts	(12.2)%
 Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2020 decreased $7.2 million, or 12.6%, compared to the three months ended March 31, 2019. This decrease was primarily driven by a decrease in Occupancy of 1,160 basis points and a decrease of 1.2% in Net Package ADR. We estimate COVID-19 negatively impacted Comparable Net Package RevPAR for the three months ended March 31, 2020 by 14.9%. Through the end of February,

Comparable Net Package RevPAR increased 3.1% over the same period in prior year. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2020 decreased $6.0 million, or 23.3%, compared to the three months ended March 31, 2019. Owned Resort EBITDA and Comparable Owned Resort EBITDA were negatively impacted by approximately $7.5 and $6.2 million, respectively, due to the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2020 and 2019 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	62.4%	75.8%	(13.4	)pts	(17.7)%
Net Package ADR	$344.28	$347.85		$(3.57)	(1.0)%
Net Package RevPAR	$214.92	$263.65		$(48.73)	(18.5)%
	($ in thousands)
Net Package Revenue	$18,110	$21,972		$(3,862)	(17.6)%
Net Non-package Revenue	3,045	3,598	(553)		(15.4)%
Owned Net Revenue	21,155	25,570	(4,415)		(17.3)%
Owned Resort EBITDA	$8,872	$12,387		$(3,515)	(28.4)%
Owned Resort EBITDA Margin	41.9%	48.4%	(6.5	)pts	(13.4)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2020 decreased $4.4 million, or 17.3%, three months ended March 31, 2019. This decrease was primarily driven by a decrease in Occupancy of 1,340 basis points and a decrease of 1.0% in Net Package ADR. We estimate COVID-19 negatively impacted Comparable Net Package RevPAR for the three months ended March 31, 2020 by 17.4%. Through the end of February, Net Package RevPAR decreased 1.6% over the same period in prior year. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2020 decreased $3.5 million, or 28.4%, compared to the three months ended March 31, 2019. Owned Resort EBITDA was negatively impacted by approximately $2.6 million due to the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended March 31, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	57.3%	71.9%	(14.6	)pts	(20.3)%
Net Package ADR	$227.33	$233.66	$(6.33)		(2.7)%
Net Package RevPAR	$130.21	$168.11	$(37.90)		(22.5)%
	($ in thousands)
Net Package Revenue	$31,330	$28,475	$2,855		10.0%
Net Non-package Revenue	4,266	4,600	(334)		(7.3)%
Owned Net Revenue	35,596	33,075	2,521		7.6%
Owned Resort EBITDA	$7,789	$13,463	$(5,674)		(42.1)%
Owned Resort EBITDA Margin	21.9%	40.7%	(18.8	)pts	(46.2)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	73.4%	89.3%	(15.9	)pts	(17.8)%
Net Package ADR	$180.44	$236.50		$(56.06)	(23.7)%
Net Package RevPAR	$132.44	$211.10		$(78.66)	(37.3)%
	($ in thousands)
Net Package Revenue	$13,499	$21,279		$(7,780)	(36.6)%
Net Non-package Revenue	2,487	3,313	(826)		(24.9)%
Owned Net Revenue	15,986	24,592	(8,606)		(35.0)%
Owned Resort EBITDA	$3,879	$10,225		$(6,346)	(62.1)%
Owned Resort EBITDA Margin	24.3%	41.6%	(17.3	)pts	(41.6)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2020 decreased $8.6 million, or 35.0%, compared to the three months ended March 31, 2019. This decrease was driven by a decrease in Occupancy of 1,590 basis points and a decrease of 23.7% in Net Package ADR. We estimate COVID-19 negatively impacted Comparable Net Package RevPAR for the three months ended March 31, 2020 by 13.2%. Through the end of February, Comparable Net Package RevPAR decreased 24.1% over the same period in prior year. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2020 decreased $6.3 million, or 62.1%, compared to the three months ended March 31, 2019. Owned Resort EBITDA and Comparable Owned Resort EBITDA were negatively impacted by approximately $3.8 and $1.5 million, respectively, due to the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations. Additionally, the negative press regarding the Dominican Republic in 2019 had a negative impact on results in this segment for the three months ended March 31, 2020.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended March 31, 2020 and 2019 for the total segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	70.8%	83.1%	(12.3	)pts	(14.8)%
Net Package ADR	$349.22	$350.47		$(1.25)	(0.4)%
Net Package RevPAR	$247.17	$291.33		$(44.16)	(15.2)%
	($ in thousands)
Net Package Revenue	$43,770	$50,771		$(7,001)	(13.8)%
Net Non-package Revenue	7,666	8,376	(710)		(8.5)%
Owned Net Revenue	51,436	59,147	(7,711)		(13.0)%
Owned Resort EBITDA	$19,073	$24,348		$(5,275)	(21.7)%
Owned Resort EBITDA Margin	37.1%	41.2%	(4.1	)pts	(10.0)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2020 decreased $7.7 million, or 13.0%, compared to the three months ended March 31, 2019. This decrease was driven by a decrease in Occupancy of 1,230 basis points and a decrease of 0.4% in Net Package ADR. We estimate COVID-19 negatively impacted Comparable Net Package RevPAR for the three months ended March 31, 2020 by 16.3%. Through the end of February, Net Package RevPAR increased 3.7% over the same period in prior year. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2020 decreased $5.3 million, or 21.7%, compared to the three months ended March 31, 2019. Owned Resort EBITDA was negatively impacted by approximately $7.4 million due to the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(22,556)	$42,988
Interest expense	20,955	14,194
Income tax provision (benefit)	1,111	(10,547)
Depreciation and amortization	24,959	22,311
EBITDA	24,469	68,946
Other expense (a)	3,906	602
Share-based compensation	3,223	2,748
Pre-opening expenses	—	89
Transaction expense (b)	586	1,967
Severance expense (c)	1,198	—
Other tax expense (d)	237	359
Goodwill impairment loss (e)	16,173	—
Non-service cost components of net periodic pension cost (f)	551	74
Adjusted EBITDA	50,343	74,785
Other corporate	10,971	8,506
Management fee income	(645)	(934)
Owned Resort EBITDA	60,669	82,357
Less: Non-comparable Owned Resort EBITDA	9,040	9,583
Comparable Owned Resort EBITDA (g)	$51,629	$72,774
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

(b)
Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts; the redesign and build-out of our internal controls and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.

(c)	Represents expenses incurred for employee terminations.

(d)
Relates primarily to a Dominican Republic asset/revenue tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax provision we eliminate from our calculation of EBITDA.

(e)
Represents the impairment loss on the goodwill of our Jewel Paradise Cove Beach Resort & Spa, Jewel Dunn's River Beach Resort and Jewel Runaway Bay Beach Resort & Waterpark reporting units recognized during the first quarter of 2020.

(f)
Represents the non-service cost components of net periodic pension cost recorded within other expense in the Condensed Consolidated Statement of Operations. Previously, these expenses were presented within direct expense. We include these costs for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(g)
Comparable resorts for the three months ended March 31, 2020 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened during November 2019.

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
However, the COVID-19 pandemic has altered this seasonal trend in 2020. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Inflation
Operators of lodging properties, in general, possess the ability to adjust room rates to reflect the effects of inflation. However, competitive pressures, in addition to the effects of the COVID-19 pandemic, may limit our ability to raise room rates to fully offset inflationary cost increases. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Liquidity and Capital Resources
The suspension of operations of all of our resorts, which account for all of our revenue, as a result of the COVID-19 pandemic has had a significant adverse effect on our liquidity. We expect our cash flow from operations will be negative in second quarter 2020, and perhaps longer depending on the duration of the COVID-19 pandemic. As of April 30, 2020 we have approximately $58.9 million of available cash. Due to covenant restrictions on our Revolving Credit Facility, the remaining $15.0 million of the facility is currently not available for future draws. See “Impact of COVID-19 Pandemic” above for information regarding the measures we have taken to preserve our available cash.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. As of March 31, 2020, we had $54.1 million of scheduled contractual obligations remaining in 2020. We have deferred substantially all development, expansion, renovation, repositioning and rebranding projects until at least 2021, with timing subject to the duration of the COVID-19 pandemic and the pace at which our business returns to normalized levels.
We expect to meet our short-term liquidity requirements generally through existing cash balances, asset sales and, if necessary, additional borrowings or equity issuances. In order to improve our liquidity position, we are actively pursuing a range of alternatives to raise additional capital, including through additional bank financing, the private placement of debt or equity securities, or the sale of assets. We are also currently engaged in discussions with the lenders under our Revolving Credit Facility to amend certain financial covenants. Subsequent to quarter end, we entered into an agreement to sell the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark for total consideration of approximately $60.0 million in cash. The sale is expected to close during the second quarter of 2020, however there is no assurance that we will complete the transaction.
Long-term liquidity needs may include property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of March 31, 2020, our total debt obligations were $1,068.9 million (which represents the principal amounts outstanding under our Revolving Credit Facility and Term Loan, excluding a $2.0 million issuance discount on our Term Loan and $3.4 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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
Our indebtedness may be recourse, non-recourse or cross-collateralized and may be fixed rate or variable rate. If the indebtedness is non-recourse, the obligation to repay such indebtedness will generally be limited to the particular resort or resorts pledged to secure such indebtedness. In addition, we may invest in resorts subject to existing loans secured by mortgages or similar liens on the resorts or may refinance resorts acquired on a leveraged basis.

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$26,725	$44,723
Net cash provided by (used in) investing activities	$2,013	$(46,011)
Net cash provided by (used in) financing activities	$19,941	$(4,047)
Net Cash Provided by Operating Activities
Our net cash provided by operating activities is generated primarily from operating income from our resorts. For the three months ended March 31, 2020 and 2019, our net cash provided by operating activities totaled $26.7 million and $44.7 million, respectively.

•
Net loss of $22.6 million for the three months ended March 31, 2020 included significant non-cash expenses, including $25.0 million of depreciation and amortization, $16.2 million of goodwill impairment expense, $3.2 million of share-based compensation, and a $6.4 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.

•
Net income of $43.0 million for the three months ended March 31, 2019 included significant non-cash and cash expenses, including $22.3 million of depreciation and amortization, $2.7 million of share based compensation, and a $2.0 million gain on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.

Net Cash Provided by or Used in Investing Activities
For the three months ended March 31, 2020 and 2019, our net cash provided by and used in investing activities was $2.0 million and $46.0 million, respectively.
Activity for the three months ended March 31, 2020:

•	Purchases of property and equipment of $6.4 million;

•	Purchase of intangibles of $0.1 million; and

•	Receipt of key money of $8.5 million.
Activity for the three months ended March 31, 2019:

•	Purchases of property and equipment of $48.3 million;

•	Purchase of intangibles of $0.7 million;

•	Property damage insurance proceeds of $2.0 million; and

•	Receipt of key money of $1.0 million.
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise and license agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets, including expenditures for the replacement, improvement or expansion of existing capital assets (“Maintenance Capital Expenditures”), differ from ongoing repair and maintenance expense items, which do not in our judgment extend the service life or increase the capacity of assets and are charged to expense as incurred. We have approval rights over capital expenditures made by our third-party manager as part of the annual budget process for each property they manage. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other hotels in our markets (“Development Capital

Expenditures”). Due to the impacts of the COVID-19 pandemic on our liquidity, we have deferred all non-critical capital expenditures for the remainder of the year.

Net Cash Used in and Provided by Financing Activities
Our net cash provided by financing activities was $19.9 million for the three months ended March 31, 2020 compared to $4.0 million in cash used in financing activities for the three months ended March 31, 2019.
Activity for the three months ended March 31, 2020:

•	Principal payments on our Term Loan of $2.5 million;

•	Proceeds from borrowings on our Revolving Credit Facility of $40.0 million;

•	Repayments on our Revolving Credit Facility of $15.0 million; and

•	Purchases of ordinary shares of $2.5 million.
Activity for the three months ended March 31, 2019:

•	Principal payments on our Term Loan of $2.5 million; and

•	Purchases of ordinary shares of $1.5 million.
Share Repurchases
On December 14, 2018, our Board authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first quarter of 2020, we purchased 340,109 ordinary shares at an average price of $7.35 per share. We have purchased a total of 2,178,837 shares and there was approximately $83.5 million remaining under our share repurchase authorization. As part of our cash preservation efforts given our liquidity position as a result of the COVID-19 pandemic, we have suspended repurchases of our ordinary shares under our share repurchase program until we have more visibility into the longer-term impact of COVID-19 and economic conditions improve.
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
Contractual Obligations
As of March 31, 2020, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in debt described below.
Total debt increased $22.5 million from $1,046.4 million as of December 31, 2019 to $1,068.9 million as of March 31, 2020. This increase was driven by an increase in the amount outstanding on our Revolving Credit Facility (see Note 11), which was offset by scheduled principal payments. Additionally, we do not anticipate making any further payments on our Revolving Credit Facility in 2020.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three months ended March 31, 2020 and 2019.
Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures. A number of our significant accounting policies are critical due to the fact that they require us to exercise a higher degree of judgment and estimation based on assumptions that are inherently uncertain. While we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures. The impacts of the COVID-19 pandemic have increased uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates and judgments may be subject to greater volatility than has been the case in the past.

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities including our pension obligation and debt. See Note 13, “Fair value of financial instruments,” to our Condensed Consolidated Financial Statements for more information.

Related Party Transactions
See Note 6, “Related party transactions,” to our Condensed Consolidated Financial Statements for information on these transactions.
Recent Accounting Pronouncements
See the recent accounting pronouncements in Note 2 to our Condensed Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of March 31, 2020, 25% of our outstanding indebtedness bore interest at floating rates and 75% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $2.7 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $85.0 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $2.7 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $85.0 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2020 approximately 3.0% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 81.5% of our operating expenses for the three months ended March 31, 2020 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2020 would have impacted our net income before tax by approximately $2.1 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2020 would have impacted our net income before tax by approximately $1.1 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2020 would have impacted our net income before tax by approximately $1.5 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of and for the three months ended March 31, 2020.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our financial condition, cash flows or results of operations. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. Refer to Note 7 to our financial statements included in “Item 1. Financial Statements” of this Form 10-Q for a more detailed description of such proceedings and contingencies.
Item 1A. Risk Factors.

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.

The effects of the ongoing COVID-19 pandemic are having a significant material adverse effect on our business, results of operations, cash flows and financial condition and if the pandemic is long-lasting these effects could be severe.

The recent outbreak of the coronavirus (COVID-19) pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. As a result, the pandemic has significantly disrupted global travel, and has adversely impacted global commercial activity across the travel, lodging and hospitality industries. The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and global economic contraction.

The effects of the COVID-19 pandemic on the resort industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As of March 28, 2020, we have temporarily suspended operations at all of our resorts directly as a result of the effects of the COVID-19 pandemic and have suspended operations at all of our resorts for April, May and June 2020. As a result of the suspension of operations at all of our resorts, we currently have no revenues from resort operations. We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to resume operations at our resorts or when our business will return to normalized levels. The longer and more severe the pandemic, and if there are repeat or cyclical outbreaks of the COVID-19 virus beyond the one being currently experienced, the greater the material adverse effect will be on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

There also can be no guarantee that when the effects of the pandemic subside the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. Additionally, we expect the effects of the pandemic to materially adversely affect our ability to consummate acquisitions and dispositions of resorts as well as to cause us to scale back or delay planned capital expenditures and other projects.

Additional risks to our business relating to the COVID-19 pandemic include the following:

•
We have substantial debt outstanding currently, and our ability to service our significant financial obligations depends on our ability to generate significant cash flow from operations. Our cash flow from operations has been materially reduced as a result of the suspension of operations at our resorts and will continue to be materially reduced as long as operations at our resorts remain suspended or are operating at well-below historical levels. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our revolving credit facility, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to pay our debts and other obligations and fund our other liquidity needs;

•
The agreements which govern our various debt obligations impose restrictions on our business, including certain covenants under our revolving credit facility which currently prevent additional draws on the facility and may materially impact our liquidity and financial position;

•
Commercial airline service has been reduced or suspended to many of the regions in which our resorts are located. If scheduled airline service does not increase or return to normal levels once our resorts are re-opened it could have a material adverse effect on our resort revenues;

•
The economic fallout from the effects of the pandemic on the regions in which our resorts are located could result in increases in crime, theft, vandalism and other safety and health concerns in these areas that could directly impact our resorts or could result in the perception of such risks among prospective guests, which could lead to decreased future demand for our resorts;

•	We may be required to recognize significant non-cash impairment charges as a result of material reductions in our cash flows from operations;

•
We may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to terminations or furloughs as a result of the suspension of operations at our resorts prompted by the effects of the pandemic; and

•
In order to raise additional capital to fund our operations and service our indebtedness, we may need to issue equity securities in the future at prices that may be dilutive to existing stockholders and that may be below what we believe to be the intrinsic value of our ordinary shares.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2020:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands) (2)
January 1, 2020 to January 31, 2020	245,197	$7.45	245,197	$84,166
February 1, 2020 to February 29, 2020	94,912	7.09	94,912	83,492
March 1, 2020 to March 31, 2020	—	—	—	83,492
Total	340,109	$7.35	340,109	$83,492
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
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Board Rules for Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 20, 2020)

10.1*	Form of Restricted Shares Agreement for Directors

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract and/or compensatory plan and arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 11, 2020	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 11, 2020	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)