Form 10-Q
period 2020-06-30
Playa Hotels & Resorts N.V.
filed 2020-08-06
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 134,493,942 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$251,022	$20,931
Restricted cash	27,919	—
Trade and other receivables, net	26,867	71,250
Accounts receivable from related parties	2,933	5,401
Inventories	14,239	16,649
Prepayments and other assets	45,963	44,691
Property and equipment, net	1,805,242	1,929,914
Goodwill, net	62,166	78,339
Other intangible assets	8,555	8,408
Deferred tax assets	22,358	21,381
Total assets	$2,267,264	$2,196,964
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$121,238	$181,603
Payables to related parties	9,260	7,620
Income tax payable	1,813	3,252
Debt	1,251,877	1,040,658
Derivative financial instruments	55,477	31,932
Other liabilities	30,696	24,307
Deferred tax liabilities	86,345	97,941
Total liabilities	1,556,706	1,387,313
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 136,684,273 shares issued and 134,485,477 shares outstanding as of June 30, 2020, and 130,967,671 shares issued and 129,121,576 shares outstanding as of December 31, 2019)	14,861	14,215
Treasury shares (at cost, 2,198,796 shares as of June 30, 2020 and 1,846,095 shares as of December 31, 2019)	(16,642)	(14,088)
Paid-in capital	1,025,942	1,001,088
Accumulated other comprehensive loss	(36,667)	(24,642)
Accumulated deficit	(276,936)	(166,922)
Total shareholders' equity	710,558	809,651
Total liabilities and shareholders' equity	$2,267,264	$2,196,964

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Package	$302	$136,095	$153,357	$305,887
Non-package	240	24,428	22,818	48,910
Management fees	(18)	551	627	1,485
Cost reimbursements	458	2,949	1,408	3,537
Total revenue	982	164,023	178,210	359,819
Direct and selling, general and administrative expenses
Direct	20,380	92,582	118,278	186,325
Selling, general and administrative	19,739	32,048	53,571	63,876
Pre-opening	—	202	—	291
Depreciation and amortization	22,400	25,908	47,359	48,219
Reimbursed costs	458	2,949	1,408	3,537
Impairment loss	25,268	—	41,441	—
Loss on sale of assets	1,729	—	1,729	—
Gain on insurance proceeds	(2,950)	—	(2,950)	—
Direct and selling, general and administrative expenses	87,024	153,689	260,836	302,248
Operating (loss) income	(86,042)	10,334	(82,626)	57,571
Interest expense	(20,916)	(10,666)	(41,871)	(24,860)
Other income (expense)	4,853	364	947	(238)
Net (loss) income before tax	(102,105)	32	(123,550)	32,473
Income tax benefit	14,647	1,008	13,536	11,555
Net (loss) income	$(87,458)	$1,040	$(110,014)	$44,028

Earnings per share
(Losses) earnings per share - Basic	$(0.67)	$0.01	$(0.85)	$0.34
(Losses) earnings per share - Diluted	$(0.67)	$0.01	$(0.85)	$0.34
Weighted average number of shares outstanding during the period - Basic	130,466,383	130,421,695	129,876,545	130,480,549
Weighted average number of shares outstanding during the period - Diluted	130,466,383	130,815,177	129,876,545	130,789,467

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(87,458)	$1,040	$(110,014)	$44,028
Other comprehensive income (loss), net of taxes
Unrealized gain (loss) on interest rate swaps	2,926	(14,784)	(12,122)	(20,642)
Pension obligation gain (loss)	152	(25)	97	(176)
Total other comprehensive income (loss)	3,078	(14,809)	(12,025)	(20,818)
Comprehensive (loss) income	$(84,380)	$(13,769)	$(122,039)	$23,210

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
Net income	—	—	—	—	—	—	42,988	42,988
Other comprehensive loss	—	—	—	—	—	(6,009)	—	(6,009)
Share-based compensation	249,044	29	—	—	2,719	—	—	2,748
Repurchase of ordinary shares	(198,179)	—	198,179	(1,522)	—	—	—	(1,522)
Balance at March 31, 2019	130,490,991	$14,190	252,787	$(1,916)	$995,016	$(9,667)	$(119,577)	$878,046
Net income	—	—	—	—	—	—	1,040	1,040
Other comprehensive loss	—	—	—	—	—	(14,809)	—	(14,809)
Share-based compensation	141,491	15	—	—	1,999	—	—	2,014
Repurchase of ordinary shares	(304,587)	—	304,587	(2,400)	—	—	—	(2,400)
Balance at June 30, 2019	130,327,895	$14,205	557,374	$(4,316)	$997,015	$(24,476)	$(118,537)	$863,891

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(166,922)	$809,651
Net loss	—	—	—	—	—	—	(22,556)	(22,556)
Other comprehensive loss	—	—	—	—	—	(15,103)	—	(15,103)
Share-based compensation, net of tax withholdings	493,226	55	4,500	(34)	3,168	—	—	3,189
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at March 31, 2020	129,274,693	$14,270	2,190,704	$(16,622)	$1,004,256	$(39,745)	$(189,478)	$772,681
Net loss	—	—	—	—	—	—	(87,458)	(87,458)
Other comprehensive income	—	—	—	—	—	3,078	—	3,078
Share-based compensation, net of tax withholdings	332,735	38	8,092	(20)	2,681	—	—	2,699
Equity issuance, net (see Note 8)	4,878,049	553	—	—	19,005	—	—	19,558
Balance at June 30, 2020	134,485,477	$14,861	2,198,796	$(16,642)	$1,025,942	$(36,667)	$(276,936)	$710,558
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(110,014)	$44,028
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,359	48,219
Amortization of debt discount and issuance costs	679	681
Share-based compensation	5,942	4,762
Loss on derivative financial instruments	11,423	1,122
Impairment loss	41,441	—
Deferred income taxes	(12,573)	(14,341)
Loss on sale of assets	1,729	—
Amortization of key money	(439)	(110)
Other	(154)	628
Changes in assets and liabilities:
Trade and other receivables, net	44,462	1,743
Accounts receivable from related parties	2,855	1,504
Inventories	950	(224)
Prepayments and other assets	470	(4,845)
Trade and other payables	(61,207)	(5,512)
Payables to related parties	1,640	4,379
Income tax payable	(1,439)	(984)
Other liabilities	(1,520)	5,026
Net cash (used in) provided by operating activities	(28,396)	86,076
INVESTING ACTIVITIES
Capital expenditures	(7,414)	(92,038)
Receipt of key money	8,500	2,500
Purchase of intangibles	(349)	(1,424)
Proceeds from the sale of assets, net	58,125	6
Property damage insurance proceeds	—	2,009
Net cash provided by (used in) investing activities	58,862	(88,947)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of discount	199,600	—
Issuance costs of debt	(8,677)	—
Proceeds from ordinary shares, net of issuance costs	19,558	—
Repayments of debt	(5,050)	(5,050)
Proceeds from borrowings on revolving credit facility	40,000	—
Repayments of borrowings on revolving credit facility	(15,333)	—
Repurchase of ordinary shares	(2,500)	(3,922)
Repurchase of ordinary shares for tax withholdings	(54)	—
Net cash provided by (used in) financing activities	227,544	(8,972)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	258,010	(11,843)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$20,931	$116,353
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$278,941	$104,510
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$251,022	$104,510
Restricted cash	27,919	—
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$278,941	$104,510
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$28,919	$22,616
Cash paid for income taxes, net	$2,040	$4,990
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$1,590	$5,813
Intangible assets capitalized but not yet paid	$208	$474
Interest capitalized but not yet paid	$—	$95
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,393
Par value of vested restricted share awards	$93	$44
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
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic, and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts from late March through June 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. On July 1, 2020, we reopened 8 out of our 21 resorts and subsequently opened another 4 resorts. Currently, 12 out of our 21 resorts have reopened. We also implemented additional safety measures at our resorts to mitigate the potential health risks of COVID-19.
Although we began operations in July, we cannot predict when our business will return to normalized levels because we cannot predict when all effects of the pandemic will subside. The longer and more severe the pandemic, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our debt.
Liquidity and ability to continue as a going concern
As COVID-19 has had a significant adverse impact on our business and financial condition, we took several actions to help remedy our liquidity situation, which include the following:

•	we temporarily suspended operations in late March and subsequently began opening our resorts, in stages, beginning in July;

•	closed on the sale of equity (see Note 8) and issuance of additional debt (see Note 11) as part of our capital raise efforts;

•	amended our Senior Secured Credit Facility to waive the existing financial maintenance covenants until the fiscal quarter ended September 30, 2021 (see Note 11);

•	sold two of our resorts operated under the Jewel brand for cash consideration (see Note 4);

•	significantly reduced staffing levels at the properties and at our corporate offices;

•	imposed compensation cuts throughout the entirety of our corporate offices;

•	adjusted our marketing spend;

•	canceled all non-essential corporate travel;

•	deferred all non-critical capital expenditures for the remainder of the year; and

•	continue to pursue the potential sale of certain of our non-core resorts.

Due to the measures taken, we expect to be in compliance with all financial maintenance covenants and have sufficient liquidity to meet our obligations for at least twelve months from the date of this report. Accordingly, we believe that our plans to improve our liquidity situation have been effectively implemented and the conditions that previously raised substantial doubt about our ability to continue as a going concern have been mitigated.
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
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2020, particularly given the impact of the COVID-19 pandemic noted above. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Assets held for sale

We classify a hotel as held for sale in the period during which we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed an amount of nonrefundable cash and no significant financing or other contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we perform the following steps: recognize an impairment loss if the fair value is lower than the carrying amount of the hotel and related assets; cease recording depreciation expense; and classify the assets and related liabilities as held for sale on the balance sheet. Any asset impairment is recorded within impairment loss in the Condensed Consolidated Statements of Operations.
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

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended June 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$(165)	$(90)	$(178)	$735	$—	$302
Non-package revenue	187	15	190	(172)	20	240
Management fees	—	—	—	—	(18)	(18)
Cost reimbursements	—	—	—	414	44	458
Total revenue	$22	$(75)	$12	$977	$46	$982

	Three Months Ended June 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$53,460	$19,770	$18,226	$44,639	$—	$136,095
Non-package revenue	8,400	3,155	4,394	8,465	14	24,428
Management fees	—	—	—	—	551	551
Cost reimbursements	—	—	—	2,588	361	2,949
Total revenue	$61,860	$22,925	$22,620	$55,692	$926	$164,023

	Six Months Ended June 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$56,562	$18,634	$31,189	$46,972	$—	$153,357
Non-package revenue	7,734	3,101	4,455	7,494	34	22,818
Management fees	—	—	—	—	627	627
Cost reimbursements	—	—	—	1,010	398	1,408
Total revenue	$64,296	$21,735	$35,644	$55,476	$1,059	$178,210

	Six Months Ended June 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$117,761	$42,493	$46,750	$98,883	$—	$305,887
Non-package revenue	16,239	6,801	8,994	16,859	17	48,910
Management fees	—	—	—	—	1,485	1,485
Cost reimbursements	—	—	—	2,588	949	3,537
Total revenue	$134,000	$49,294	$55,744	$118,330	$2,451	$359,819

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2020 and December 31, 2019 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
Property and equipment, gross
Land, buildings and improvements	$1,909,979	$1,976,214
Fixtures and machinery	80,909	81,437
Furniture and other fixed assets	229,751	228,533
Construction in progress	14,850	42,083
Total property and equipment, gross	2,235,489	2,328,267
Accumulated depreciation	(430,247)	(398,353)
Total property and equipment, net	$1,805,242	$1,929,914

Depreciation expense for property and equipment was $46.7 million and $47.7 million for the six months ended June 30, 2020 and 2019, respectively, and $22.0 million and $25.6 million for the three months ended June 30, 2020 and 2019, respectively.
For the six months ended June 30, 2020 and 2019, $0 million and $5.0 million of interest expense was capitalized on qualifying assets, respectively. For the three months ended June 30, 2020 and 2019, $0 million and $2.9 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.

Sale of assets

On May 22, 2020, we completed the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were reported within our Jamaica reportable segment, for $60.0 million in cash consideration. Upon classification as held for sale, we recorded an impairment loss of $25.3 million based on the sale price of the properties, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy. The impairment is recorded within impairment loss in the Condensed Consolidated Statements of Operations. Upon closing, we received total cash consideration of $58.7 million, after customary closing costs, and recognized a $1.8 million loss within loss on sale of assets in the Condensed Consolidated Statements of Operations.

Consistent with terms of our Existing Credit Agreement (as defined in Note 11), a portion of the net proceeds, after deducting incremental expenses and capital expenditures incurred across our portfolio for 18 months following the sale, will be used to prepay our Term Loan in the fourth quarter of 2021.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our hotels. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

Leases	Financial Statement Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease income (1)	Non-package revenue	$—	$1,245

Leases	Financial Statement Classification	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease income (1)	Non-package revenue	$1,146	$2,716
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

The adverse economic effects of the COVID-19 pandemic (see Note 1) have caused us to reassess our tax positions. Due to the current environment, including the temporary suspension of operations at our hotels, we concluded that the transfer pricing method will not apply for the immediate future, but will resume once operations are normalized.

On March 27, 2020, the United States House of Representatives passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief Bill, and the President of the United States signed the legislation into law. We analyzed The CARES Act and do not expect the provisions of the legislation to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions as of June 30, 2020.
For the three months ended June 30, 2020, our income tax benefit was $14.6 million, compared to a $1.0 million income tax benefit for the three months ended June 30, 2019. The increase in our income tax benefit of $13.6 million was driven primarily by an $8.1 million increased tax benefit due to lower pre-tax book income from our tax paying entities, a $1.2 million increase in the discrete tax benefit associated with future tax liabilities of certain Dominican Republic entities and a $5.8 million tax benefit associated with the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark. The increased income tax benefit was partially offset by an $0.8 million increase in tax expense associated with foreign exchange rate fluctuations and a non-recurring $0.7 million tax benefit from the valuation allowance release during the three months ended June 30, 2019.
For the six months ended June 30, 2020, our income tax benefit was $13.5 million, compared to an $11.6 million income tax benefit for the six months ended June 30, 2019. The increase in our income tax benefit of $1.9 million was driven primarily by a $10.0 million increased tax benefit due to lower pre-tax book income from our tax paying entities, a $4.5 million increase in the discrete tax benefit associated with future tax liabilities of certain Dominican Republic entities, and a $5.8 million tax benefit associated with the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark. The increased income tax benefit was partially offset by a $3.2 million increase in income tax expense from an immaterial correction of a prior year error, a non-recurring $14.3 million tax benefit from the valuation allowance release during the six months ended June 30, 2019 and an $0.8 million increase in tax expense associated with foreign exchange rate fluctuations.

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
Note 6. Related party transactions
Relationship with Hyatt
Hyatt Hotels Corporation (“Hyatt”) is considered a related party due to its ownership of our ordinary shares by its affiliated entities and representation on our Board of Directors. We pay Hyatt fees associated with the franchise agreements of our resorts operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands and receive reimbursements for guests that pay for their stay using the World of Hyatt® guest loyalty program.
Relationship with Sagicor
Sagicor Group Jamaica Limited (“Sagicor”) is considered a related party due to its ownership of our ordinary shares by its affiliated entities and representation on our Board of Directors. We pay Sagicor for insurance coverage for some of our Jamaica properties. Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.

Relationship with Sabre
We have a service agreement with Sabre Hospitality Solutions (“Sabre”), a division of Sabre GLBL Inc., for use of a central reservation and direct booking system. Sabre also provides call center services. Sabre is considered a related party as a member of our Board of Directors serves on the board of Sabre Corporation, the parent company of Sabre GLBL Inc.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2020 and 2019 were as follows ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Transaction	2020	2019	2020	2019
Hyatt	Franchise fees (1)	$1,048	$4,902	$6,564	$9,538
Sagicor	Insurance premiums (1)	$119	$380	$533	$1,131
Sagicor	Cost reimbursements	$442	$2,807	$1,164	$2,807
Sabre	Booking and call center services (2)	$60	$—	$274	$—
Chief Executive Officer	Lease expense (2)	$196	$206	$378	$352
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
Note 8. Ordinary shares
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including existing, repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended June 30, 2020, we did not purchase any ordinary shares under the repurchase program.
On June 12, 2020, we issued 4,878,049 ordinary shares with a par value of €0.10 per share, in a private placement exempt from registration under the Securities Act of 1933, as amended, in connection with our capital raising efforts. We received $19.6 million in cash consideration, after customary closing costs.
As of June 30, 2020, our ordinary share capital consisted of 134,485,477 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,505,051 restricted shares and performance share awards and 22,656 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.

Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of June 30, 2020, there were 6,226,580 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2020 to June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	2,157,336	$9.03
Granted	1,076,619	7.92
Vested	(838,553)	8.97
Forfeited	(68,409)	8.95
Unvested balance at June 30, 2020	2,326,993	$8.54

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
________
(1) Expected volatility was determined based on the historical share prices in our industry.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2020 to June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	913,407	$7.22
Granted	552,395	6.38
Forfeited	(265,088)	7.99
Unvested balance at June 30, 2020	1,200,714	$6.66

Note 10. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(87,458)	$1,040	$(110,014)	$44,028
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	130,466,383	130,421,695	129,876,545	130,480,549
Effect of dilutive securities
Unvested restricted share awards	—	393,482	—	308,918
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	130,466,383	130,815,177	129,876,545	130,789,467

EPS - Basic	$(0.67)	$0.01	$(0.85)	$0.34
EPS - Diluted	$(0.67)	$0.01	$(0.85)	$0.34

For the three and six months ended June 30, 2020, 1,200,714 shares of unvested performance-based equity awards were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period. For the three and six months ended June 30, 2019, 781,045 shares of unvested performance-based equity awards were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period.

For the three and six months ended June 30, 2020, 2,326,993 shares of unvested restricted share awards were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the three and six months ended June 30, 2019, 273,811 and 312,424 shares of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2020 and 2019, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Revolving Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00%	April 27, 2022	$84,667	$60,000

Senior Secured Credit Facilities
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	$981,398	$986,448
Term A1 Loan	11.4777%	April 27, 2024	35,000	—
Term A2 Loan	11.4777%	April 27, 2024	31,000	—
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	28,000	—
Total Term Loans (at stated value)			1,075,398	986,448
Unamortized discount			(1,914)	(2,168)
Unamortized debt issuance costs			(6,975)	(3,622)
Total Term Loans, net			$1,066,509	$980,658

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$—
Unamortized discount			(4,400)	—
Unamortized debt issuance costs			(4,899)	—
Total Property Loan, net			$100,701	$—

Total debt, net			$1,251,877	$1,040,658

________

(1)
Undrawn balances bear interest between 0.5% to 0.25% depending on certain leverage ratios. We had available balances of $0 million and $40.0 million as of June 30, 2020 and December 31, 2019, respectively. The weighted-average interest rate on the outstanding balance of our Revolving Credit Facility was 3.18% and 4.72% as of June 30, 2020 and December 31, 2019, respectively.

(2)
One-month London Interbank Offered Rate (“LIBOR”) rate is subject to a 1.0% floor. The interest rate was 3.75% and 4.55% as of June 30, 2020 and December 31, 2019, respectively. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).

(3)	LIBOR rate is subject to a 1.0% floor. The interest rate was 4.00% as of June 30, 2020.

Fourth Amendment to Amended and Restated Credit Agreement
On June 12, 2020, we entered into the Fourth Amendment to the Amended & Restated Credit Agreement (the “Fourth Amendment”, and collectively with the unamended terms of the Senior Secured Credit Facility, the “Existing Credit Agreement”). The terms of the Senior Secured Credit Facility remain in effect except for the following terms modified by the Fourth Amendment:

i.	replace the total net leverage ratio requirement of the financial covenant with a minimum liquidity test until September 30, 2021 (the “Relief Period”);

ii.	modify the financial covenant for certain test dates after the Relief Period; and

iii.	add certain restrictions on, among other things, the incurrence of additional debt and making of investments, dispositions and restricted payments during the Relief Period.

Additional Credit Facility
On June 12, 2020, we entered into an additional senior secured credit facility with an average interest rate of 9.25% that matures on April 27, 2024 and ranks pari passu with the Existing Credit Agreement (the “Additional Credit Facility”). The Additional Credit Facility consists of the following term loans:

i.	$35.0 million term loan at fixed rate of 11.4777% (the “Term A1 Loan”);

ii.	$31.0 million term loan at fixed rate of 11.4777% (the “Term A2 Loan”); and

iii.
$28.0 million term loan at our option of either a base rate plus a margin of 2.00% or LIBOR plus 3.00% (the “Term A3 Loan”). Term A3 Loan is a Eurocurrency loan subject to a 1.0% LIBOR floor consistent with the Existing Credit Agreement.

We intend to use the proceeds from the Additional Credit Facility for general corporate purposes. The obligations under the Additional Credit Facility are collateralized in a manner that is substantially identical to the Existing Credit Agreement.
Prior to the maturity date, the Additional Credit Facility does not require principal payments, but does include mandatory prepayment requirements for the Term A3 Loan that are consistent with the Existing Credit Agreement. Mandatory prepayments are required for certain asset sales, casualty events and condemnation events (the “Triggering Events”) that are not reinvested in our business where our total net leverage ratio is above 4.00x. We may not voluntarily prepay any portion of the Additional Credit Facility prior to June 2023 without paying a make-whole premium equal to 100% of the interest that would have otherwise accrued from the date of such payment through June 2022 plus 50% of the interest that otherwise would have accrued from June 2022 to June 2023. Subsequent to June 2023, we may prepay any portion of the Additional Credit Facility without penalty.
In connection with the Additional Credit Facility, we terminated the remaining $15.0 million of unused capacity of our Revolving Credit Facility under the Existing Credit Agreement. The Additional Credit Facility contains covenants, including a springing financial maintenance covenant, identical to those contained in the Existing Credit Agreement.

Property Loan Agreement
On June 12, 2020, we entered into a property loan agreement in the amount of $110.0 million that has a fixed interest rate of 9.25% and matures on July 1, 2025 (the “Property Loan”). Prior to maturity, the Property Loan does not require principal payments. The Property Loan is collateralized by the mortgages of our Hyatt Ziva and Hyatt Zilara Cap Cana properties located in the Dominican Republic and the Hilton Rose Hall Resort & Spa located in Jamaica (collectively the “Properties”). We intend to use the proceeds of the Property Loan to finance the operation and management of the Properties and for general corporate purposes.
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Condensed Consolidated Balance Sheet, which had a balance of $27.9 million as of June 30, 2020.
Financial maintenance covenants
We were in compliance with all applicable covenants as of June 30, 2020. See a summary of our applicable covenants and restrictions below:

Debt	Covenant Terms
Existing Credit Agreement
We are required to maintain a minimum liquidity balance of $60.0 million through the Relief Period.

If we have more than 35% drawn on the Revolving Credit Facility for periods subsequent to June 30, 2021, we will be subject to the following total net leverage ratio requirements:

▪
6.50x for the period ended September 30, 2021;
▪
6.00x for the period ended December 31, 2021; and
▪
4.75x for periods thereafter.

Term A1 Loan	Same terms as the Existing Credit Agreement.
Term A2 Loan	No applicable debt covenants.
Term A3 Loan	No applicable debt covenants.
Property Loan	No applicable debt covenants other than the requirement to maintain a cash reserve until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive quarters.

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

On March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense in the Condensed Consolidated Statements of Operations. Following the adoption, the change in the fair value of our interest rate swaps that qualifies as effective cash flow hedges was recorded through other comprehensive loss (“OCI”) in the Condensed Consolidated Statements of Comprehensive (Loss) Income. Unrealized gains and losses in accumulated other comprehensive loss (“AOCI”) are reclassified to interest expense as interest payments are made on our variable rate debt. On February 29, 2020, our interest rate swaps were ineffective due to the decrease in interest rates and all subsequent changes in fair value were recognized through interest expense in the Condensed Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	2020	2019
AOCI from our cash flow hedges as of January 1	$20,164	$—
Change in fair value	16,956	5,834
Reclassification from AOCI to interest expense	(1,908)	24
OCI related to our cash flow hedges for the three months ended March 31	15,048	5,858
Change in fair value	—	14,648
Reclassification from AOCI to interest expense (1)	(2,926)	136
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	14,784
AOCI from our cash flow hedges as of June 30	$32,286	$20,642
________
(1) As of June 30, 2020, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million.

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest rate swaps (1)	Interest expense	$9,774	$—	$18,503	$2,715
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019 ($ in thousands):

Derivative Liabilities for Effective Hedges	Financial Statement Classification	As of June 30,	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$—	$31,932

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of June 30,	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$55,477	$—

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of June 30, 2020 and December 31, 2019. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$55,477	$—	$55,477	$—

	December 31, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$31,932	$—	$31,932	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$976,286	$—	$—	$876,693
Revolving Credit Facility	84,667	—	—	84,802
Term A1 Loan	33,593	—	—	35,201
Term A2 Loan	29,754	—	—	31,178
Term A3 Loan	26,876	—	—	29,040
Property Loan	100,701	—	—	110,176
Total liabilities	$1,251,877	$—	$—	$1,167,090

	Carrying Value	Fair Value
	As of December 31, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$980,658	$—	$—	$983,214
Revolving Credit Facility	60,000	—	—	60,000
Total liabilities	$1,040,658	$—	$—	$1,043,214

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

Financial instruments not recorded at fair value
Term Loans and Property Loan
The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.

Revolving Credit Facility
The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.

Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
Gross trade and other receivables (1)	$27,447	$73,015
Allowance for doubtful accounts (2)	(580)	(1,765)
Total trade and other receivables, net (3)	$26,867	$71,250

________

(1)	Includes $3.0 million in receivables related to business interruption insurance claims as of June 30, 2020. There were no such receivables as of December 31, 2019.

(2)	We recognized an additional $0.8 million in bad debt expense during the year ended December 31, 2019 as a result of the bankruptcy of Thomas Cook, one of our travel partners.

(3)	The opening balance as of January 1, 2019 was $64.8 million.

We have not experienced any significant write-offs to our accounts receivable during the three and six months ended June 30, 2020 and 2019.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
Advances to suppliers	$9,479	$7,865
Prepaid income taxes	11,352	12,412
Prepaid other taxes (1)	11,829	11,156
Right of use assets	5,285	5,673
Contract deposit (2)	2,700	2,700
Other assets	5,318	4,885
Total prepayments and other assets	$45,963	$44,691
________
(1) Includes recoverable value-added tax, general consumption tax and other sales tax accumulated by our Mexico, Jamaica, Netherlands and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. The deposit will be used towards a purchase of a partial interest in Sanctuary Cap Cana if we are able to agree on terms. If the purchase is not completed, this amount, together with an additional $0.8 million due, will be treated as key money.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of June 30, 2020 and December 31, 2019 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2019
Gross carrying value	$51,731	$—	$—	$32,776	$84,507
Accumulated impairment losses	(6,168)	—	—	—	(6,168)
Net carrying value	45,563	—	—	32,776	78,339

Activity during the year
Impairment losses	—	—	—	(16,173)	(16,173)

Balance at June 30, 2020
Gross carrying value	51,731	—	—	32,776	84,507
Accumulated impairment losses	(6,168)	—	—	(16,173)	(22,341)
Net carrying value	$45,563	$—	$—	$16,603	$62,166

As a result of COVID-19 and the temporary suspension of operations at our resorts (see Note 1), the forecasted future cash flows of our reporting units materially decreased during the first and second quarter of 2020. We performed an interim quantitative impairment analysis as of March 31, 2020 and recognized $16.2 million of goodwill impairment losses at the following reporting units within impairment loss in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 as we determined that their carrying values exceeded their fair value ($ in thousands):

Reporting Unit	Reportable Segment	Impairment Loss
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$6,946
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,126
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,101

We recognized no additional goodwill impairment losses on our reporting units based on our interim quantitative impairment analysis as of June 30, 2020.

Other intangible assets
Other intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	5,544	5,187
Other	3,802	3,346
Total gross carrying value	12,121	11,308

Accumulated amortization
Management contract	(190)	(143)
Enterprise resource planning system (2)	(763)	(437)
Other	(2,613)	(2,320)
Total accumulated amortization	(3,566)	(2,900)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,710	1,757
Enterprise resource planning system (2)	4,781	4,750
Other	1,189	1,026
Total net carrying value	$8,555	$8,408

________

(1)	Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.

(2)
Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system, of which $1.3 million and $2.6 million was placed into service in 2020 and 2019, respectively and are being amortized over a weighted-average amortization period of 7 years.

Amortization expense for intangible assets was $0.7 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
Trade payables	$22,724	$45,299
Advance deposits (1)	25,377	53,769
Withholding and other taxes payable	42,074	46,983
Interest payable	870	125
Payroll and related accruals	13,110	14,547
Accrued expenses and other payables	17,083	20,880
Total trade and other payables	$121,238	$181,603

________

(1)	The opening balance as of January 1, 2019 was $57.3 million.

Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
Pension obligation (1)(2)	$5,524	$6,764
Lease liabilities	5,850	6,208
Unfavorable ground lease liability	2,170	2,187
Key money (3)	16,257	8,225
Other	895	923
Total other liabilities	$30,696	$24,307

________
(1) For the six months ended June 30, 2020 and 2019, the service cost component of net periodic pension cost was $0.4 million and $0.4 million, respectively. For the three months ended June 30, 2020 and 2019, the service cost component of net periodic pension cost was $0.2 million and $0.2 million, respectively. These costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the six months ended June 30, 2020 and 2019, the non-service cost components of net periodic pension benefit or cost were $1.3 million and $0.2 million, respectively. For the three months ended June 30, 2020 and 2019, the non-service cost components of net periodic pension benefit or cost were $0.7 million and $0.2 million, respectively. These costs are recorded within other income (expense) in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $8.5 million and $6.5 million in 2020 and 2019, respectively.
Note 15. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and six months ended June 30, 2020 and 2019, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax benefit, and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. The performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee income (“Owned Resort EBITDA”).
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) other income (expense); (c) pre-opening expenses; (d) share-based compensation; (e) other tax expense; (f) transaction expenses; (g) loss on sale of assets; and (h) severance expenses.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Owned net revenue
Yucatán Peninsula	$21	$59,772	$62,338	$129,985
Pacific Coast	(74)	22,087	21,081	47,657
Dominican Republic	11	22,566	35,607	55,641
Jamaica	564	50,464	52,000	109,611
Segment owned net revenue (1)	522	154,889	171,026	342,894
Other	20	14	35	16
Management fees	(18)	551	627	1,485
Cost reimbursements	458	2,949	1,408	3,537
Compulsory tips	—	5,620	5,114	11,887
Total revenue	$982	$164,023	$178,210	$359,819
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net (loss) income for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Owned Resort EBITDA
Yucatán Peninsula	$(8,004)	$21,151	$16,931	$53,310
Pacific Coast	(2,816)	8,569	6,056	20,956
Dominican Republic	(4,881)	5,043	2,908	18,506
Jamaica	(8,097)	14,631	10,976	38,979
Segment Owned Resort EBITDA	(23,798)	49,394	36,871	131,751
Other corporate	(7,606)	(9,887)	(18,577)	(18,393)
Management fees	(18)	551	627	1,485
Total Adjusted EBITDA	(31,422)	40,058	18,921	114,843
Interest expense	(20,916)	(10,666)	(41,871)	(24,860)
Depreciation and amortization	(22,400)	(25,908)	(47,359)	(48,219)
Impairment loss	(25,268)	—	(41,441)	—
Loss on sale of assets	(1,729)	—	(1,729)	—
Other income (expense)	4,853	364	947	(238)
Pre-opening expenses	—	(202)	—	(291)
Share-based compensation	(2,719)	(2,014)	(5,942)	(4,762)
Other tax expense	(231)	(443)	(468)	(802)
Transaction expenses	(289)	(1,273)	(875)	(3,240)
Severance expense	(1,246)	(133)	(2,444)	(133)
Non-service cost components of net periodic pension (benefit) cost (1)	(738)	249	(1,289)	175
Net (loss) income before tax	(102,105)	32	(123,550)	32,473
Income tax benefit	14,647	1,008	13,536	11,555
Net (loss) income	$(87,458)	$1,040	$(110,014)	$44,028
________

(1)
Represents the non-service cost components of net periodic pension (benefit) cost recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
Segment property and equipment, gross
Yucatán Peninsula	$864,815	$865,900
Pacific Coast	287,850	288,358
Dominican Republic	672,769	667,120
Jamaica	405,322	499,569
Total segment property and equipment, gross	2,230,756	2,320,947
Other corporate	4,733	7,320
Accumulated depreciation	(430,247)	(398,353)
Total property and equipment, net	$1,805,242	$1,929,914

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Segment capital expenditures
Yucatán Peninsula	$2,348	$10,055
Pacific Coast	230	395
Dominican Republic	4,286	79,515
Jamaica	1,809	2,507
Total segment capital expenditures (1)	8,673	92,472
Other corporate	331	5,379
Total capital expenditures (1)	$9,004	$97,851
________

(1)	Includes capital expenditures incurred, but not yet paid.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, there were no subsequent events since June 30, 2020 other than the following:
Subsequent to June 30, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen all of our remaining resorts, whether our resorts will be permitted to remain open or when our business will return to normalized levels. There also can be no guarantee that when the effects of the pandemic subside that there will not be a later resurgence of the virus or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

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
The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors discussed in this filing and our other filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, operating results and cash flows, the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic all of our resorts temporarily suspended operations from March 2020 until July 2020 and operations at [nine] resorts continue to be suspended. The extent to which the COVID-19 pandemic will impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, any resurgence of the pandemic after conditions initially improve, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, including magnitude of its impact on unemployment rates and consumer discretionary spending, among others. Additional factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include:

•	general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;

•	the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;

•	changes in economic, social or political conditions in the regions we operate, including changes in perception of public-safety and changes in the supply of rooms from competing resorts;

•	the success and continuation of our relationships with Hyatt Hotels Corporation (“Hyatt”) and Hilton Worldwide Holdings, Inc. (“Hilton”);

•	the volatility of currency exchange rates;

•	the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future;

•	our failure to successfully complete acquisition, expansion, repair and renovation projects in the timeframes and at the costs and returns anticipated;

•	changes we may make in timing and scope of our development and renovation projects;

•	significant increases in construction and development costs;

•	significant increases in utilities costs;

•	our ability to obtain and maintain financing arrangements on attractive terms;

•	our ability to obtain and maintain ample liquidity to fund operations and service debt;

•	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

•	the ability of our guests to reach our resorts given government mandated travel restrictions;

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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of June 30, 2020, Playa owned and/or managed a total portfolio consisting of 21 resorts (8,172 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa also owns four resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended June 30, 2020, during which time operations at all of our resorts were temporarily suspended in response to the COVID-19 pandemic, we generated a net loss of $87.5 million, total revenue of $1.0 million, Net Package RevPAR of $0 and Adjusted EBITDA of $(31.4) million. For the three months ended June 30, 2019, we generated net income of $1.0 million, total revenue of $164.0 million, Net Package RevPAR of $205.55 and Adjusted EBITDA of $40.1 million.
For the six months ended June 30, 2020, we generated a net loss of $110.0 million, total revenue of $178.2 million, Net Package RevPAR of $100.01 and Adjusted EBITDA of $18.9 million. For the six months ended June 30, 2019, we generated net income of $44.0 million, total revenue of $359.8 million, Net Package RevPAR of $225.37 and Adjusted EBITDA of $114.8 million.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, the travel and hospitality industries and our business starting in the first quarter of 2020. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing,” have significantly disrupted global leisure travel, and has adversely impacted global commercial activity, contributing to worldwide economic contraction and rising unemployment. We expect that the continuing economic fallout will create headwinds for leisure travel even after the current government restrictions are lifted.
Due to the spread of the COVID-19 pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020 and subsequently began reopening our resorts on July 1, 2020.
As of July 1, 2020, we reopened 8 out of our 21 resorts and subsequently reopened another 4 resorts. Currently, 12 out of our 21 resorts have reopened:

Resort	Date Reopened
Hyatt Ziva Cancún	7/1/2020
Hyatt Zilara Cancún	7/1/2020
Hilton Playa del Carmen All-Inclusive Resort	7/1/2020
Panama Jack Resorts Cancún	7/15/2020
Hyatt Ziva Rose Hall	7/1/2020
Hyatt Zilara Rose Hall	7/1/2020
Hilton Rose Hall Resort & Spa	7/1/2020
Jewel Paradise Cove Beach Resort & Spa	7/1/2020
Jewel Grande Montego Bay Resort & Spa	7/1/2020
Hyatt Ziva Cap Cana	7/22/2020
Hyatt Zilara Cap Cana	7/22/2020
Sanctuary Cap Cana	7/15/2020
We issued a press release on June 16, 2020 with our anticipated reopening schedule and will update this schedule as we move through the year.
The suspension of operations at all of our resorts during the quarter, which account for all of our revenue, has had a significant adverse effect on our liquidity. As of June 30, 2020 we had $251.0 million of available cash. We have taken the following measures to mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:

•
we announced on June 12, 2020 that we had raised $224.0 million of additional capital from affiliates of Davidson Kempner Capital Management LP (“DK”) in the form of $204.0 million of additional debt financing and $20.0 million of equity financing at a price of $4.10 per share;

•
we sold the Jewel Dunn's River Beach Resort & Spa and the Jewel Runaway Bay Beach Resort & Waterpark for a total cash consideration of $60.0 million. The transaction closed in May 2020 and the cash consideration is reflected in our available cash;

•	we borrowed an additional $40.0 million under our Revolving Credit Facility in March 2020, increasing the amount outstanding on the facility to $85.0 million;

•
the temporary suspension of operations of all of our resorts significantly reduced the variable cost components of our resort-level operating expenses, including resort franchise and franchise-related fees, management fees and expenses related to our resort employees;

•	we have deferred all of our non-critical capital expenditures planned for 2020 and intend to spend a minimal amount on emergency capital expenditures;

•
we adopted voluntary senior executive salary reductions, including reducing our Chief Executive Officer’s salary by 100%, these reductions are being phased back in during the third quarter with the exception of our Chief Executive Officer;

•	we imposed compensation cuts broadly throughout our corporate workforce and canceled all non-essential corporate travel and spending;

•
we have temporarily suspended repurchases of our ordinary shares under our share repurchase program until we have more visibility into the longer-term impact of COVID-19 and economic conditions improve; and

•	we also significantly reduced marketing expenditures during the second quarter.

In addition, the recent reduction in the size of our Board of Directors to align with the Company’s size and needs will further reduce our expenses.
We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen our remaining resorts, whether our resorts will be permitted to remain open or when our business will return to normalized levels. There also can be no guarantee that when the effects of the pandemic subside that there will not be a later resurgence of the virus or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness. See “Part II - Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for additional information.

Our Portfolio of Resorts
The following table presents an overview of our resorts at June 30, 2020. None of the resorts we own individually contributed more than 13.1% of our Total Net Revenue or 31.3% of our consolidated Adjusted EBITDA for the six months ended June 30, 2020. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort (1)	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Secrets Capri	Riviera Maya, Mexico	Secrets (adults-only)	AMResorts	2003	291
Dreams Puerto Aventuras	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort (2)	La Romana, Dominican Republic	Hilton (adults-only)	Playa (2)	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort (2)	La Romana, Dominican Republic	Hilton (all ages)	Playa (2)	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (3)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,720
Managed Resorts
Sanctuary Cap Cana (4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa (3)	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					8,172
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
(4) Owned by a third party.

Results of Operations
Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change	% Change
Revenue
Package	$302	$136,095	$(135,793)	(99.8)%
Non-package	240	24,428	(24,188)	(99.0)%
Management fees	(18)	551	(569)	(103.3)%
Cost reimbursements	458	2,949	(2,491)	(84.5)%
Total revenue	982	164,023	(163,041)	(99.4)%
Direct and selling, general and administrative expenses
Direct	20,380	92,582	(72,202)	(78.0)%
Selling, general and administrative	19,739	32,048	(12,309)	(38.4)%
Pre-opening	—	202	(202)	(100.0)%
Depreciation and amortization	22,400	25,908	(3,508)	(13.5)%
Reimbursed costs	458	2,949	(2,491)	(84.5)%
Impairment loss	25,268	—	25,268	100.0%
Loss on sale of assets	1,729	—	1,729	100.0%
Gain on insurance proceeds	(2,950)	—	(2,950)	100.0%
Direct and selling, general and administrative expenses	87,024	153,689	(66,665)	(43.4)%
Operating (loss) income	(86,042)	10,334	(96,376)	(932.6)%
Interest expense	(20,916)	(10,666)	(10,250)	96.1%
Other income	4,853	364	4,489	1,233.2%
Net (loss) income before tax	(102,105)	32	(102,137)	(319,178.1)%
Income tax benefit	14,647	1,008	13,639	1,353.1%
Net (loss) income	$(87,458)	$1,040	$(88,498)	(8,509.4)%
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
Our comparable portfolio for the three months ended June 30, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	79.8%	(79.8	)pts	(100.0)%
Net Package ADR	$—	$257.66		$(257.66)	(100.0)%
Net Package RevPAR	$—	$205.55		$(205.55)	(100.0)%
	($ in thousands)
Net Package Revenue	$302	$130,896		$(130,594)	(99.8)%
Net Non-package Revenue	240	24,007	(23,767)		(99.0)%
Management Fee Revenue	(18)	551	(569)		(103.3)%
Total Net Revenue	524	155,454	(154,930)		(99.7)%
Adjusted EBITDA	$(31,422)	$40,058		$(71,480)	(178.4)%
Adjusted EBITDA Margin	(5,996.6)%	25.8%	(6,022.4	)pts	(23,342.6)%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	81.3%	(81.3	)pts	(100.0)%
Net Package ADR	$—	$265.62		$(265.62)	(100.0)%
Net Package RevPAR	$—	$215.89		$(215.89)	(100.0)%
	($ in thousands)
Net Package Revenue	$535	$111,412		$(110,877)	(99.5)%
Net Non-package Revenue	218	20,244	(20,026)		(98.9)%
Management Fee Revenue	(18)	551	(569)		(103.3)%
Total Net Revenue	735	132,207	(131,472)		(99.4)%
Adjusted EBITDA	$(24,966)	$35,216		$(60,182)	(170.9)%
Adjusted EBITDA Margin	(3,396.7)%	26.6%	(3,423.3	)pts	(12,869.5)%
Total Revenue and Total Net Revenue
Our total revenue for the three months ended June 30, 2020 decreased $163.0 million, or 99.4%, compared to the three months ended June 30, 2019. Our Total Net Revenue for the three months ended June 30, 2020 decreased $154.9 million, or 99.7%, compared to the three months ended June 30, 2019. These decreases are due to the closures of all our resorts during the second quarter as a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$535	$111,412	$(110,877)	(99.5)%
Non-comparable Net Package Revenue	(233)	19,484	(19,717)	(101.2)%
Net Package Revenue	302	130,896	(130,594)	(99.8)%

Net Non-package Revenue
Comparable Net Non-package Revenue	218	20,244	(20,026)	(98.9)%
Non-comparable Net Non-package Revenue	22	3,763	(3,741)	(99.4)%
Net Non-package Revenue	240	24,007	(23,767)	(99.0)%

Management Fee Revenue
Comparable Management Fee Revenue	(18)	551	(569)	(103.3)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	(18)	551	(569)	(103.3)%

Total Net Revenue
Comparable Total Net Revenue	735	132,207	(131,472)	(99.4)%
Non-comparable Total Net Revenue	(211)	23,247	(23,458)	(100.9)%
Total Net Revenue	524	155,454	(154,930)	(99.7)%
Compulsory tips	—	5,620	(5,620)	(100.0)%
Cost Reimbursements	458	2,949	(2,491)	(84.5)%
Total revenue	$982	$164,023	$(163,041)	(99.4)%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended June 30, 2020 decreased $131.5 million, or 99.4%, compared to the three months ended June 30, 2019. This decrease is due to the closures of all our resorts during the second quarter, a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Direct expenses	$20,380	$92,582	$(72,202)	(78.0)%
Less: compulsory tips	—	5,620	(5,620)	(100.0)%
Net Direct Expenses	$20,380	$86,962	$(66,582)	(76.6)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $20.4 million, or 3,889.3% of Total Net Revenue, for the three months ended June 30, 2020 and $87.0 million, or 55.9% of Total Net Revenue, for the three months ended June 30, 2019.
Net Direct Expenses for the three months ended June 30, 2020 decreased $66.6 million, or 76.6%, compared to the three months ended June 30, 2019. Net Direct Expenses at our comparable properties decreased $55.9 million, or 77.7%, compared to the three months ended June 30, 2019. Net Direct Expenses decreases are due to the closures of all our resorts during the second quarter and cost cutting measures taken in response to the COVID-19 pandemic. We temporarily suspended operations at all of our resorts from late March 2020 through June 2020. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase/decrease as a result of changes in revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$702	$21,269	$(20,567)	(96.7)%
Salaries and wages	11,393	32,663	(21,270)	(65.1)%
Repairs and maintenance	1,478	4,183	(2,705)	(64.7)%
Utilities and sewerage	3,312	9,482	(6,170)	(65.1)%
Licenses and property taxes	898	921	(23)	(2.5)%
Incentive and management fees	(256)	1,856	(2,112)	(113.8)%
Franchise / license fees	1,227	5,929	(4,702)	(79.3)%
Transportation and travel expenses	74	1,120	(1,046)	(93.4)%
Laundry and cleaning expenses	270	1,144	(874)	(76.4)%
Property and equipment rental expense	(31)	923	(954)	(103.4)%
Entertainment expenses and decoration	14	1,901	(1,887)	(99.3)%
Office supplies	59	370	(311)	(84.1)%
Other operational expenses	1,240	5,201	(3,961)	(76.2)%
Total Net Direct Expenses	$20,380	$86,962	$(66,582)	(76.6)%
Comparable Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$503	$17,478	$(16,975)	(97.1)%
Salaries and wages	8,956	26,616	(17,660)	(66.4)%
Repairs and maintenance	1,155	3,414	(2,259)	(66.2)%
Utilities and sewerage	2,426	7,646	(5,220)	(68.3)%
Licenses and property taxes	656	556	100	18.0%
Incentive and management fees	(256)	1,855	(2,111)	(113.8)%
Franchise / license fees	1,183	5,456	(4,273)	(78.3)%
Transportation and travel expenses	21	883	(862)	(97.6)%
Laundry and cleaning expenses	243	853	(610)	(71.5)%
Property and equipment rental expense	(16)	708	(724)	(102.3)%
Entertainment expenses and decoration	19	1,705	(1,686)	(98.9)%
Office supplies	58	327	(269)	(82.3)%
Other operational expenses	1,066	4,418	(3,352)	(75.9)%
Total Net Direct Expenses	$16,014	$71,915	$(55,901)	(77.7)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2020 decreased $12.3 million, or 38.4%, compared to the three months ended June 30, 2019. These decreases were driven by the closures of all our resorts during the second quarter and cost cutting measures taken in response to the COVID-19 pandemic. We temporarily suspended operations at all of our resorts from late March 2020 through June 2020 which drove a $9.7 million decrease in advertising and commissions, a $2.0 million decrease in property selling, general and administrative expenses, a $1.0 million decrease in transaction expenses and a $0.4 million decrease in professional fees. These decreases were offset by an increase of $1.0 million in insurance expense.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2020 decreased $3.5 million, or 13.5%, compared to the three months ended June 30, 2019. The decrease was due to a $5.2 million decrease at our 2019 renovation properties, Hilton Playa del Carmen All-Inclusive Resort and Hilton La Romana All-Inclusive Resort that incurred accelerated depreciation in 2019. This decrease was partially offset by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019, which accounted for a $2.3 million increase.
Impairment loss
Our impairment loss for the three months ended June 30, 2020 increased $25.3 million, or 100.0%, compared to the three months ended June 30, 2019. The increase was due to property and equipment impairment upon classification of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark as held for sale. For further details see Note 4 to our Condensed Consolidated Financial Statements.
Interest Expense
Our interest expense for the three months ended June 30, 2020 increased $10.3 million, or 96.1%, as compared to the three months ended June 30, 2019. The increase in interest expense was driven primarily by a $5.9 million increase due to the change in fair value of our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Due to the drop in interest rates, our cash flow hedge was deemed ineffective and dedesignated in March 2020, resulting in recognizing the change in fair value of our interest rate swaps through interest expense. Additionally, our interest expense increased due to $2.9 million of capitalized interest recorded in the three months ended June 30, 2019 related to our development projects in 2019. For the three months ended June 30, 2020, we did not record any capitalized interest. Finally, our interest expense increased $0.8 million due to draws on our Revolving Credit Facility.
Cash interest paid, excluding the effects of capitalized interest, increased $0.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Cash interest paid increased $0.8 million due to additional interest from draws on the Revolving Credit Facility. As of June 30, 2020, the total amount outstanding under our Revolving Credit Facility was $84.7 million.
Income Tax Benefit
For the three months ended June 30, 2020, our income tax benefit was $14.6 million, compared to a $1.0 million tax benefit for the three months ended June 30, 2019. See further details in Note 5 to our Condensed Consolidated Financial Statements.

Results of Operations
Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change	% Change
Revenue
Package	$153,357	$305,887	$(152,530)	(49.9)%
Non-package	22,818	48,910	(26,092)	(53.3)%
Management fees	627	1,485	(858)	(57.8)%
Cost reimbursements	1,408	3,537	(2,129)	(60.2)%
Total revenue	178,210	359,819	(181,609)	(50.5)%
Direct and selling, general and administrative expenses
Direct	118,278	186,325	(68,047)	(36.5)%
Selling, general and administrative	53,571	63,876	(10,305)	(16.1)%
Pre-opening	—	291	(291)	(100.0)%
Depreciation and amortization	47,359	48,219	(860)	(1.8)%
Reimbursed costs	1,408	3,537	(2,129)	(60.2)%
Impairment loss	41,441	—	41,441	100.0%
Loss on sale of assets	1,729	—	1,729	100.0%
Gain on insurance proceeds	(2,950)	—	(2,950)	100.0%
Direct and selling, general and administrative expenses	260,836	302,248	(41,412)	(13.7)%
Operating (loss) income	(82,626)	57,571	(140,197)	(243.5)%
Interest expense	(41,871)	(24,860)	(17,011)	68.4%
Other income (expense)	947	(238)	1,185	(497.9)%
Net (loss) income before tax	(123,550)	32,473	(156,023)	(480.5)%
Income tax benefit	13,536	11,555	1,981	17.1%
Net (loss) income	$(110,014)	$44,028	$(154,042)	(349.9)%
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
Our comparable portfolio for the six months ended June 30, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	33.6%	79.9%	(46.3	)pts	(57.9)%
Net Package ADR	$297.28	$281.93	$15.35		5.4%
Net Package RevPAR	$100.01	$225.37		$(125.36)	(55.6)%
	($ in thousands)
Net Package Revenue	$148,398	$294,683		$(146,285)	(49.6)%
Net Non-package Revenue	22,663	48,227	(25,564)		(53.0)%
Management Fee Revenue	627	1,485	(858)		(57.8)%
Total Net Revenue	171,688	344,395	(172,707)		(50.1)%
Adjusted EBITDA	$18,921	$114,843		$(95,922)	(83.5)%
Adjusted EBITDA Margin	11.0%	33.3%	(22.3	)pts	(67.0)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	35.7%	82.8%	(47.1	)pts	(56.9)%
Net Package ADR	$300.49	$289.99	$10.50		3.6%
Net Package RevPAR	$107.35	$240.13		$(132.78)	(55.3)%
	($ in thousands)
Net Package Revenue	$110,816	$246,236		$(135,420)	(55.0)%
Net Non-package Revenue	17,829	40,157	(22,328)		(55.6)%
Management Fee Revenue	627	1,485	(858)		(57.8)%
Total Net Revenue	129,272	287,878	(158,606)		(55.1)%
Adjusted EBITDA	$12,130	$96,094		$(83,964)	(87.4)%
Adjusted EBITDA Margin	9.4%	33.4%	(24.0	)pts	(71.9)%
Total Revenue and Total Net Revenue
Our total revenue for the six months ended June 30, 2020 decreased $181.6 million, or 50.5%, compared to the six months ended June 30, 2019. Our Total Net Revenue for the six months ended June 30, 2020 decreased $172.7 million, or 50.1%, compared to the six months ended June 30, 2019. These decreases are due to the closures of all our resorts during the second quarter as a result of the COVID-19 pandemic.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$110,816	$246,236	$(135,420)	(55.0)%
Non-comparable Net Package Revenue	37,582	48,447	(10,865)	(22.4)%
Net Package Revenue	148,398	294,683	(146,285)	(49.6)%

Net Non-package Revenue
Comparable Net Non-package Revenue	17,829	40,157	(22,328)	(55.6)%
Non-comparable Net Non-package Revenue	4,834	8,070	(3,236)	(40.1)%
Net Non-package Revenue	22,663	48,227	(25,564)	(53.0)%

Management Fee Revenue
Comparable Management Fee Revenue	627	1,485	(858)	(57.8)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	627	1,485	(858)	(57.8)%

Total Net Revenue
Comparable Total Net Revenue	129,272	287,878	(158,606)	(55.1)%
Non-comparable Total Net Revenue	42,416	56,517	(14,101)	(25.0)%
Total Net Revenue	171,688	344,395	(172,707)	(50.1)%
Compulsory tips	5,114	11,887	(6,773)	(57.0)%
Cost Reimbursements	1,408	3,537	(2,129)	(60.2)%
Total revenue	$178,210	$359,819	$(181,609)	(50.5)%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the six months ended June 30, 2020 decreased $158.6 million, or 55.1%, compared to the six months ended June 30, 2019. This decrease is due to the closures of all our resorts during the second quarter, a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Direct expenses	$118,278	$186,325	$(68,047)	(36.5)%
Less: compulsory tips	5,114	11,887	(6,773)	(57.0)%
Net Direct Expenses	$113,164	$174,438	$(61,274)	(35.1)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $113.2 million, or 65.9%, of Total Net Revenue for the six months ended June 30, 2020 and $174.4 million, or 50.7%, of Total Net Revenue for the six months ended June 30, 2019.
Net Direct Expenses for the six months ended June 30, 2020 decreased $61.3 million, or 35.1%, compared to the six months ended June 30, 2019. Net Direct Expenses at our comparable properties decreased $58.0 million, or 40.5%, compared to the six months ended June 30, 2019 due to the closures of all our resorts during the second quarter and cost cutting measures taken in response to the COVID-19 pandemic. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase/decrease as a result of changes in revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$21,592	$42,862	$(21,270)	(49.6)%
Salaries and wages	49,008	64,360	(15,352)	(23.9)%
Repairs and maintenance	5,661	7,981	(2,320)	(29.1)%
Utilities and sewerage	12,975	18,515	(5,540)	(29.9)%
Licenses and property taxes	1,697	1,825	(128)	(7.0)%
Incentive and management fees	1,424	4,462	(3,038)	(68.1)%
Franchise / license fees	8,235	12,300	(4,065)	(33.0)%
Transportation and travel expenses	1,449	2,459	(1,010)	(41.1)%
Laundry and cleaning expenses	1,475	2,310	(835)	(36.1)%
Property and equipment rental expense	802	1,910	(1,108)	(58.0)%
Entertainment expenses and decoration	2,036	3,687	(1,651)	(44.8)%
Office supplies	309	869	(560)	(64.4)%
Other operational expenses	6,501	10,898	(4,397)	(40.3)%
Total Net Direct Expenses	$113,164	$174,438	$(61,274)	(35.1)%
Comparable Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$15,350	$34,691	$(19,341)	(55.8)%
Salaries and wages	37,997	52,428	(14,431)	(27.5)%
Repairs and maintenance	4,232	6,420	(2,188)	(34.1)%
Utilities and sewerage	9,257	14,809	(5,552)	(37.5)%
Licenses and property taxes	1,289	1,180	109	9.2%
Incentive and management fees	1,424	4,543	(3,119)	(68.7)%
Franchise / license fees	6,201	10,816	(4,615)	(42.7)%
Transportation and travel expenses	904	1,820	(916)	(50.3)%
Laundry and cleaning expenses	1,026	1,691	(665)	(39.3)%
Property and equipment rental expense	678	1,523	(845)	(55.5)%
Entertainment expenses and decoration	1,565	3,283	(1,718)	(52.3)%
Office supplies	239	765	(526)	(68.8)%
Other operational expenses	5,019	9,164	(4,145)	(45.2)%
Total Net Direct Expenses	$85,181	$143,133	$(57,952)	(40.5)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2020 decreased $10.3 million, or 16.1%, compared to the six months ended June 30, 2019. These decreases are due to the closures of all our resorts during the second quarter and cost cutting measures taken in response to the COVID-19 pandemic, which drove a decrease of $10.4 million in advertising and commissions, a $2.3 million decrease in transaction expenses and a $1.7 million decrease in property selling, general and administrative expenses. These decreases were offset by an increase of $1.5 million in insurance expense, a $1.2 million increase in share-based compensation, a $1.0 million increase in corporate personnel expense and a $0.2 million increase in professional fees.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2020 decreased $0.9 million, or 1.8%, compared to the six months ended June 30, 2019. The decrease was due to a $5.0 million decrease at our 2019 renovation properties, Hilton Playa del Carmen All-Inclusive Resort and Hilton La Romana All-Inclusive Resort that incurred accelerated depreciation in 2019. This decrease was partially offset by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019, which accounted for a $4.9 million increase.
Impairment Loss
Our impairment loss for the six months ended June 30, 2020 increased $41.4 million, or 100.0%, compared to the six months ended June 30, 2019. The increase was driven by $25.3 million of property and equipment impairment recognized upon classification of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark as held for sale (see Note 4 to our Condensed Consolidated Financial Statements). The remaining increase was due to goodwill impairment resulting from the decrease in forecasted future cash flows in the first quarter of 2020 from the temporary suspension of operations from COVID-19 (see Note 14 to our Condensed Consolidated Financial Statements).
Interest Expense
Our interest expense for the six months ended June 30, 2020 increased $17.0 million, or 68.4%, compared to the six months ended June 30, 2019. The increase in interest expense was driven primarily by a $10.3 million increase due to the change in fair value of our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Due to the drop in interest rates, our cash flow hedge was deemed ineffective and dedesignated in March 2020, resulting in recognizing the change in fair value of our interest rate swaps through interest expense. Additionally, our interest expense increased due to $5.0 million of capitalized interest recorded in the six months ended June 30, 2019 for our development projects in 2019. For the six months ended June 30, 2020, we did not record any capitalized interest. Finally, our interest expense increased $1.5 million due to draws on our Revolving Credit Facility.
Cash interest paid, excluding the effects of capitalized interest, increased $1.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Cash interest paid increased $1.5 million due to additional interest from draws on the Revolving Credit Facility. As of June 30, 2020, the total amount outstanding under our Revolving Credit Facility was $84.7 million.
Income Tax Benefit
For the six months ended June 30, 2020, our income tax benefit was $13.5 million, compared to a $11.6 million income tax benefit for the six months ended June 30, 2019. See further details in Note 5 to our Condensed Consolidated Financial Statements.
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
“Management Fee Revenue” is derived from fees earned for managing hotels owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and six months ended June 30, 2020 and 2019, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
EBITDA, Adjusted EBITDA, Owned Resort EBITDA, Owned Resort EBITDA Margin and Adjusted EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income or loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:

•	Other income or expense

•	Pre-opening expense

•	Transaction expenses

•	Severance expense

•	Other tax expense

•	Gain on property damage insurance proceeds

•	Share-based compensation

•	Loss on extinguishment of debt

•
Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms and impairment losses.

We include the non-service cost components of net periodic pension cost or benefit recorded within other income (expense) in the Condensed Consolidated Statements of Operations in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
Our comparable resorts for the three and six months ended June 30, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended June 30, 2020 and 2019
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$21	$59,772	$(59,751)	(100.0)%
Pacific Coast	(74)	22,087	(22,161)	(100.3)%
Dominican Republic	11	22,566	(22,555)	(100.0)%
Jamaica	564	50,464	(49,900)	(98.9)%
Segment Owned Net Revenue	522	154,889	(154,367)	(99.7)%
Other	20	14	6	42.9%
Management fees	(18)	551	(569)	(103.3)%
Total Net Revenue	$524	$155,454	$(154,930)	(99.7)%

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$(8,004)	$21,151	$(29,155)	(137.8)%
Pacific Coast	(2,816)	8,569	(11,385)	(132.9)%
Dominican Republic	(4,881)	5,043	(9,924)	(196.8)%
Jamaica	(8,097)	14,631	(22,728)	(155.3)%
Segment Owned Resort EBITDA	(23,798)	49,394	(73,192)	(148.2)%
Other corporate	(7,606)	(9,887)	2,281	(23.1)%
Management fees	(18)	551	(569)	(103.3)%
Total Adjusted EBITDA	$(31,422)	$40,058	$(71,480)	(178.4)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended June 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	84.4%	(84.4	)pts	(100.0)%
Net Package ADR	$—	$256.75		$(256.75)	(100.0)%
Net Package RevPAR	$—	$216.78		$(216.78)	(100.0)%
	($ in thousands)
Net Package Revenue	$(167)	$51,626		$(51,793)	(100.3)%
Net Non-package Revenue	188	8,146	(7,958)		(97.7)%
Owned Net Revenue	21	59,772	(59,751)		(100.0)%
Owned Resort EBITDA	$(8,004)	$21,151		$(29,155)	(137.8)%
Owned Resort EBITDA Margin	(38,114.3)%	35.4%	(38,149.7	)pts	(107,767.5)%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	84.7%	(84.7	)pts	(100.0)%
Net Package ADR	$—	$259.07		$(259.07)	(100.0)%
Net Package RevPAR	$—	$219.39		$(219.39)	(100.0)%
	($ in thousands)
Net Package Revenue	$(73)	$43,864		$(43,937)	(100.2)%
Net Non-package Revenue	169	6,784	(6,615)		(97.5)%
Owned Net Revenue	96	50,648	(50,552)		(99.8)%
Owned Resort EBITDA	$(6,735)	$18,458		$(25,193)	(136.5)%
Owned Resort EBITDA Margin	(7,015.6)%	36.4%	(7,052.0	)pts	(19,373.6)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2020 decreased $50.6 million, or 99.8%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2020 decreased $25.2 million, or 136.5%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended June 30, 2020 and 2019 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	76.6%	(76.6	)pts	(100.0)%
Net Package ADR	$—	$295.48		$(295.48)	(100.0)%
Net Package RevPAR	$—	$226.37		$(226.37)	(100.0)%
	($ in thousands)
Net Package Revenue	$(89)	$19,076		$(19,165)	(100.5)%
Net Non-package Revenue	15	3,011	(2,996)		(99.5)%
Owned Net Revenue	(74)	22,087	(22,161)		(100.3)%
Owned Resort EBITDA	$(2,816)	$8,569		$(11,385)	(132.9)%
Owned Resort EBITDA Margin	3,805.4%	38.8%	3,766.6	pts	9,707.7%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2020 decreased $22.2 million, or 100.3%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2020 decreased $11.4 million, or 132.9%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended June 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	72.6%	(72.6	)pts	(100.0)%
Net Package ADR	$—	$182.37		$(182.37)	(100.0)%
Net Package RevPAR	$—	$132.34		$(132.34)	(100.0)%
	($ in thousands)
Net Package Revenue	$(178)	$18,171		$(18,349)	(101.0)%
Net Non-package Revenue	189	4,395	(4,206)		(95.7)%
Owned Net Revenue	11	22,566	(22,555)		(100.0)%
Owned Resort EBITDA	$(4,881)	$5,043		$(9,924)	(196.8)%
Owned Resort EBITDA Margin	(44,372.7)%	22.3%	(44,395.0	)pts	(199,080.7)%

Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	79.7%	(79.7	)pts	(100.0)%
Net Package ADR	$—	$186.98		$(186.98)	(100.0)%
Net Package RevPAR	$—	$149.03		$(149.03)	(100.0)%
	($ in thousands)
Net Package Revenue	$(6)	$15,189		$(15,195)	(100.0)%
Net Non-package Revenue	92	3,735	(3,643)		(97.5)%
Owned Net Revenue	86	18,924	(18,838)		(99.5)%
Owned Resort EBITDA	$(1,092)	$5,751		$(6,843)	(119.0)%
Owned Resort EBITDA Margin	(1,269.8)%	30.4%	(1,300.2	)pts	(4,277.0)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2020 decreased $18.8 million, or 99.5%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2020 decreased $6.8 million, or 119.0%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended June 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	80.6%	(80.6	)pts	(100.0)%
Net Package ADR	$—	$294.39		$(294.39)	(100.0)%
Net Package RevPAR	$—	$237.30		$(237.30)	(100.0)%
	($ in thousands)
Net Package Revenue	$736	$42,023		$(41,287)	(98.2)%
Net Non-package Revenue	(172)	8,441	(8,613)		(102.0)%
Owned Net Revenue	564	50,464	(49,900)		(98.9)%
Owned Resort EBITDA	$(8,097)	$14,631		$(22,728)	(155.3)%
Owned Resort EBITDA Margin	(1,435.6)%	29.0%	(1,464.6	)pts	(5,050.3)%

Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	80.3%	(80.3	)pts	(100.0)%
Net Package ADR	$—	$318.98		$(318.98)	(100.0)%
Net Package RevPAR	$—	$256.12		$(256.12)	(100.0)%
	($ in thousands)
Net Package Revenue	$703	$33,283		$(32,580)	(97.9)%
Net Non-package Revenue	(78)	6,700	(6,778)		(101.2)%
Owned Net Revenue	625	39,983	(39,358)		(98.4)%
Owned Resort EBITDA	$(6,699)	$11,774		$(18,473)	(156.9)%
Owned Resort EBITDA Margin	(1,071.8)%	29.4%	(1,101.2	)pts	(3,745.6)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2020 decreased $39.4 million, or 98.4%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2020 decreased $18.5 million, or 156.9%, compared to the three months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Results
Six Months Ended June 30, 2020 and 2019
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$62,338	$129,985	$(67,647)	(52.0)%
Pacific Coast	21,081	47,657	(26,576)	(55.8)%
Dominican Republic	35,607	55,641	(20,034)	(36.0)%
Jamaica	52,000	109,611	(57,611)	(52.6)%
Segment Owned Net Revenue	171,026	342,894	(171,868)	(50.1)%
Other	35	16	19	118.8%
Management Fee Revenue	627	1,485	(858)	(57.8)%
Total Net Revenue	$171,688	$344,395	$(172,707)	(50.1)%

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$16,931	$53,310	$(36,379)	(68.2)%
Pacific Coast	6,056	20,956	(14,900)	(71.1)%
Dominican Republic	2,908	18,506	(15,598)	(84.3)%
Jamaica	10,976	38,979	(28,003)	(71.8)%
Segment Owned Resort EBITDA	36,871	131,751	(94,880)	(72.0)%
Other corporate	(18,577)	(18,393)	(184)	1.0%
Management Fee Revenue	627	1,485	(858)	(57.8)%
Total Adjusted EBITDA	$18,921	$114,843	$(95,922)	(83.5)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the six months ended June 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	37.0%	84.8%	(47.8	)pts	(56.4)%
Net Package ADR	$298.32	$279.62	$18.70		6.7%
Net Package RevPAR	$110.45	$236.98		$(126.53)	(53.4)%
	($ in thousands)
Net Package Revenue	$54,719	$114,195		$(59,476)	(52.1)%
Net Non-package Revenue	7,619	15,790	(8,171)		(51.7)%
Owned Net Revenue	62,338	129,985	(67,647)		(52.0)%
Owned Resort EBITDA	$16,931	$53,310		$(36,379)	(68.2)%
Owned Resort EBITDA Margin	27.2%	41.0%	(13.8	)pts	(33.7)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	37.4%	85.5%	(48.1	)pts	(56.3)%
Net Package ADR	$296.38	$279.82	$16.56		5.9%
Net Package RevPAR	$110.77	$239.15		$(128.38)	(53.7)%
	($ in thousands)
Net Package Revenue	$44,310	$95,058		$(50,748)	(53.4)%
Net Non-package Revenue	6,044	13,094	(7,050)		(53.8)%
Owned Net Revenue	50,354	108,152	(57,798)		(53.4)%
Owned Resort EBITDA	$13,070	$44,272		$(31,202)	(70.5)%
Owned Resort EBITDA Margin	26.0%	40.9%	(14.9	)pts	(36.4)%
 Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2020 decreased $57.8 million, or 53.4%, compared to the six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.

Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2020 decreased $31.2 million, or 70.5%, compared to the six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the six months ended June 30, 2020 and 2019 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	31.2%	76.2%	(45.0	)pts	(59.1)%
Net Package ADR	$342.58	$321.38	$21.20		6.6%
Net Package RevPAR	$106.93	$244.91		$(137.98)	(56.3)%
	($ in thousands)
Net Package Revenue	$18,021	$41,048		$(23,027)	(56.1)%
Net Non-package Revenue	3,060	6,609	(3,549)		(53.7)%
Owned Net Revenue	21,081	47,657	(26,576)		(55.8)%
Owned Resort EBITDA	$6,056	$20,956		$(14,900)	(71.1)%
Owned Resort EBITDA Margin	28.7%	44.0%	(15.3	)pts	(34.8)%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2020 decreased $26.6 million, or 55.8%, six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2020 decreased $14.9 million, or 71.1%, compared to the six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the six months ended June 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	28.6%	72.2%	(43.6	)pts	(60.4)%
Net Package ADR	$226.04	$210.59	$15.45		7.3%
Net Package RevPAR	$64.74	$152.10		$(87.36)	(57.4)%
	($ in thousands)
Net Package Revenue	$31,152	$46,646		$(15,494)	(33.2)%
Net Non-package Revenue	4,455	8,995	(4,540)		(50.5)%
Owned Net Revenue	35,607	55,641	(20,034)		(36.0)%
Owned Resort EBITDA	$2,908	$18,506		$(15,598)	(84.3)%
Owned Resort EBITDA Margin	8.2%	33.3%	(25.1	)pts	(75.4)%

Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	36.7%	84.5%	(47.8	)pts	(56.6)%
Net Package ADR	$180.36	$213.01		$(32.65)	(15.3)%
Net Package RevPAR	$66.19	$179.89		$(113.70)	(63.2)%
	($ in thousands)
Net Package Revenue	$13,493	$36,468		$(22,975)	(63.0)%
Net Non-package Revenue	2,579	7,048	(4,469)		(63.4)%
Owned Net Revenue	16,072	43,516	(27,444)		(63.1)%
Owned Resort EBITDA	$2,787	$15,976		$(13,189)	(82.6)%
Owned Resort EBITDA Margin	17.3%	36.7%	(19.4	)pts	(52.9)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2020 decreased $27.4 million, or 63.1%, compared to the six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2020 decreased $13.2 million, or 82.6%, compared to the six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the six months ended June 30, 2020 and 2019 for the total segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	37.0%	81.9%	(44.9	)pts	(54.8)%
Net Package ADR	$355.09	$322.63	$32.46		10.1%
Net Package RevPAR	$131.43	$264.10		$(132.67)	(50.2)%
	($ in thousands)
Net Package Revenue	$44,506	$92,794		$(48,288)	(52.0)%
Net Non-package Revenue	7,494	16,817	(9,323)		(55.4)%
Owned Net Revenue	52,000	109,611	(57,611)		(52.6)%
Owned Resort EBITDA	$10,976	$38,979		$(28,003)	(71.8)%
Owned Resort EBITDA Margin	21.1%	35.6%	(14.5	)pts	(40.7)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	35.3%	81.7%	(46.4	)pts	(56.8)%
Net Package ADR	$380.91	$349.98	$30.93		8.8%
Net Package RevPAR	$134.64	$285.95	$(151.31)		(52.9)%
	($ in thousands)
Net Package Revenue	$34,992	$73,662	(38,670)		(52.5)%
Net Non-package Revenue	6,111	13,390	(7,279)		(54.4)%
Owned Net Revenue	41,103	87,052	(45,949)		(52.8)%
Owned Resort EBITDA	$8,167	$31,798	$(23,631)		(74.3)%
Owned Resort EBITDA Margin	19.9%	36.5%	(16.6	)pts	(45.5)%

Segment Comparable Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2020 decreased $45.9 million, or 52.8%, compared to the six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2020 decreased $23.6 million, or 74.3%, compared to the six months ended June 30, 2019. These decreases are a result of the temporary suspension of operations at all of our resorts from late March 2020 through June 2020 in response to the COVID-19 pandemic.
Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(87,458)	$1,040	$(110,014)	$44,028
Interest expense	20,916	10,666	41,871	24,860
Income tax benefit	(14,647)	(1,008)	(13,536)	(11,555)
Depreciation and amortization	22,400	25,908	47,359	48,219
EBITDA	(58,789)	36,606	(34,320)	105,552
Other (income) expense (a)	(4,853)	(364)	(947)	238
Share-based compensation	2,719	2,014	5,942	4,762
Pre-opening expenses	—	202	—	291
Transaction expense (b)	289	1,273	875	3,240
Severance expense (c)	1,246	133	2,444	133
Other tax expense (d)	231	443	468	802
Impairment loss (e)	25,268	—	41,441	—
Loss on sale of assets	1,729	—	1,729	—
Non-service cost components of net periodic pension benefit (cost) (f)	738	(249)	1,289	(175)
Adjusted EBITDA	(31,422)	40,058	18,921	114,843
Other corporate	7,606	9,887	18,577	18,393
Management fee income	18	(551)	(627)	(1,485)
Owned Resort EBITDA	(23,798)	49,394	36,871	131,751
Less: Non-comparable Owned Resort EBITDA	(6,456)	4,842	6,791	18,749
Comparable Owned Resort EBITDA (g)	$(17,342)	$44,552	$30,080	$113,002
________

(a)	Represents changes in foreign exchange and other miscellaneous expenses or income.

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

(e)
Represents the property and equipment impairment loss related to the sale of Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark recognized during the second quarter of 2020 and the impairment loss on the goodwill of our Jewel Paradise Cove Beach Resort & Spa, Jewel Dunn's River Beach Resort and Jewel Runaway Bay Beach Resort & Waterpark reporting units recognized during the first quarter of 2020.

(f)
Represents the non-service cost components of net periodic pension benefit (cost) recorded within other income (expense) in the Condensed Consolidated Statement of Operations. Previously, these amounts were presented within direct expense. We include these benefits (costs) for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

(g)
Comparable resorts for the three and six months ended June 30, 2020 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.

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
Liquidity and Capital Resources
The suspension of operations of all of our resorts, which account for all of our revenue, as a result of the COVID-19 pandemic from late March until July 2020, and the phased re-opening thereafter, has had a significant adverse effect on our liquidity. Our cash flow from operations as of June 30, 2020 was a loss of $28.4 million and could remain negative for the third quarter of 2020 and be adversely affected for the duration of the COVID-19 pandemic. As of July 31, 2020 we had approximately $228.0 million of available cash excluding $25.7 million of restricted cash. See “Impact of COVID-19 Pandemic” above for information regarding the measures we have taken to preserve our available cash.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. As of June 30, 2020, we had $45.8 million of scheduled contractual obligations remaining in 2020. We have deferred substantially all development, expansion, renovation, repositioning and rebranding projects until at least 2021, with timing subject to the duration of the COVID-19 pandemic and the pace at which our business returns to more normalized levels.
We expect to meet our short-term liquidity requirements generally through existing cash balances, the sale of non-core assets and, if necessary, additional borrowings or equity issuances. On June 12, 2020, we announced that we had raised $224.0 million of additional capital from affiliates of Davidson Kempner Capital Management LP in the form of $204.0 million of additional debt financing and $20.0 million of equity financing at a price of $4.10 per share. In addition, we sold Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark for a total consideration of $60.0 million in cash in the second quarter.
Long-term liquidity needs may include property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of June 30, 2020, our total debt obligations were $1,270.1 million (which represents the principal amounts outstanding under our Revolving Credit Facility, Term Loans and Property Loan, excluding a $6.3 million issuance discount on our Term Loan and $11.9 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
We are continuing to monitor our liquidity and we may pursue additional sources of liquidity as needed. The availability of additional liquidity options will depend on the economic and financial environment, our credit, our historical and projected financial and operating performance and continued compliance with financial covenants. If operating conditions do not improve, whether as a result of the current pandemic or a resurgence thereof or for other reasons, we may not be able to maintain our current liquidity position or access additional sources of liquidity at acceptable terms or at all.
Financing Strategy
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(28,396)	$86,076
Net cash provided by (used in) investing activities	$58,862	$(88,947)
Net cash provided by (used in) financing activities	$227,544	$(8,972)
Net Cash Provided by Operating Activities
Our net cash (used in) provided by operating activities is generated primarily from operating (loss or) income from our resorts. For the six months ended June 30, 2020, our net cash used in operating activities was $28.4 million. For the six months ended June 30, 2019 our net cash provided by operating activities was $86.1 million.

•
Net loss of $110.0 million for the six months ended June 30, 2020 included significant non-cash expenses, including $47.4 million of depreciation and amortization, $41.4 million of impairment losses, $5.9 million of share-based compensation, and a $11.4 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.

•
Net income of $44.0 million for the six months ended June 30, 2019 included significant non-cash and cash expenses, including $48.2 million of depreciation and amortization, $4.8 million of share based compensation, and a $1.1 million loss on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.

Net Cash Provided by or Used in Investing Activities
For the six months ended June 30, 2020, our net cash provided by investing activities was $58.9 million. For the six months ended June 30, 2019 our net cash used in financing activities was $88.9 million.
Activity for the six months ended June 30, 2020:

•	Net proceeds from the sale of assets of $58.1 million;

•	Purchases of property and equipment of $7.4 million; and

•	Receipt of key money of $8.5 million.
Activity for the six months ended June 30, 2019:

•	Purchases of property and equipment of $92.0 million;

•	Purchase of intangibles of $1.4 million;

•	Property damage insurance proceeds of $2.0 million; and

•	Receipt of key money of $2.5 million.
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

Net Cash Used in and Provided by Financing Activities
Our net cash provided by financing activities was $227.5 million for the six months ended June 30, 2020 compared to $9.0 million in cash used in financing activities for the six months ended June 30, 2019.
Activity for the six months ended June 30, 2020:

•	Net proceeds from debt issuance of $199.6 million;

•	Proceeds from borrowings on our Revolving Credit Facility of $40.0 million;

•	Net proceeds from equity issuance of $19.6 million;

•	Principal payments on our Term Loan of $5.1 million;

•	Issuance costs of debt of $8.7 million;

•	Repayments on our Revolving Credit Facility of $15.3 million; and

•	Repurchases of ordinary shares of $2.5 million.
Activity for the six months ended June 30, 2019:

•	Principal payments on our Term Loan of $5.1 million; and

•	Repurchases of ordinary shares of $3.9 million.
Share Repurchases
On December 14, 2018, our Board authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first quarter of 2020, we purchased 340,109 ordinary shares at an average price of $7.35 per share. We did not repurchase any shares during the second quarter of 2020. We have purchased a total of 2,178,837 shares and there was approximately $83.5 million remaining under our share repurchase authorization as of June 30, 2020. As part of our cash preservation efforts given our liquidity position as a result of the COVID-19 pandemic, we have suspended repurchases of our ordinary shares under our share repurchase program until we have more visibility into the longer-term impact of COVID-19 and economic conditions improve.
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

Fourth Amendment to Amended and Restated Credit Agreement
On June 12, 2020, we entered into the Fourth Amendment to the Amended & Restated Credit Agreement (the “Fourth Amendment”, and collectively with the unamended terms of the Senior Secured Credit Facility, the “Existing Credit Agreement”). The terms of the Senior Secured Credit Facility remain in effect except for the following terms modified by the Fourth Amendment:

i.	replace the total net leverage ratio requirement of the financial covenant with a minimum liquidity test until September 30, 2021 (the “Relief Period”);

ii.	modify the financial covenant for certain test dates after the Relief Period; and

iii.	add certain restrictions on, among other things, the incurrence of additional debt and making of investments, dispositions and restricted payments during the Relief Period.
Additional Credit Facility
On June 12, 2020, we entered into an additional senior secured credit facility with an average interest rate of 9.25% that matures on April 27, 2024 and ranks pari passu with the Existing Credit Agreement (the “Additional Credit Facility”). The Additional Credit Facility consists of the following term loans:

i.	$35.0 million term loan at fixed rate of 11.4777% (the “Term A1 Loan”);

ii.	$31.0 million term loan at fixed rate of 11.4777% (the “Term A2 Loan”); and

iii.
$28.0 million term loan at our option of either a base rate plus a margin of 2.00% or LIBOR plus 3.00% (the “Term A3 Loan”). Term A3 Loan is subject to a 1.0% floor consistent with the Existing Credit Agreement.

We intend to use the proceeds from the Additional Credit Facility for general corporate purposes. The obligations under the Additional Credit Facility are collateralized in a manner that is substantially identical to the Existing Credit Agreement.

Prior to the maturity date, the Additional Credit Facility does not require principal payments, but does include mandatory prepayment requirements for the Term A3 Loan that are consistent with the Existing Credit Agreement. Mandatory prepayments are required for certain asset sales, casualty events and condemnation events (the “Triggering Events”) that are not reinvested in our business where our total net leverage ratio is above 4.00x. We may not voluntarily prepay any portion of the Additional Credit Facility prior to June 2023 without paying a make-whole premium equal to 100% of the interest that would have otherwise accrued from the date of such payment through June 2022 plus 50% of the interest that otherwise would have accrued from June 2022 to June 2023. Subsequent to June 2023, we may prepay any portion of the Additional Credit Facility without penalty.
In connection with the Additional Credit Facility, we terminated the remaining $15.0 million of unused capacity of our Revolving Credit Facility under the Existing Credit Agreement. The Additional Credit Facility contains covenants (including a springing financial maintenance covenant) identical to those contained in the Existing Credit Agreement.

Property Loan Agreement
On June 12, 2020, we entered into a property loan agreement in the amount of $110.0 million that has a fixed interest rate of 9.25% and matures on July 1, 2025 (the “Property Loan”). Prior to maturity, the Property Loan does not require principal payments. The Property Loan is collateralized by the mortgages of our Hyatt Ziva and Hyatt Zilara Cap Cana properties located in the Dominican Republic and the Hilton Rose Hall Resort & Spa located in Jamaica (collectively the “Properties”). We intend to use the proceeds of the Property Loan to finance the operation and management of the Properties and for general corporate purposes.
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Condensed Consolidated Balance Sheet, which had a balance of $27.9 million as of June 30, 2020.
Contractual Obligations
As of June 30, 2020, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in debt, and related requirements, described below.
Total debt increased $223.7 million from $1,046.4 million as of December 31, 2019 to $1,270.1 million as of June 30, 2020. This increase was driven by an increase in the amount outstanding on our Revolving Credit Facility, additional proceeds from Term Loans and addition of a Property Loan (see Note 11), which was offset by scheduled principal payments. We do not anticipate making any further payments on our Revolving Credit Facility in 2020. Additionally, in connection with the terms of the Existing Credit Agreement, we are required to use the net proceeds from the sale of assets to prepay the proportionate balance on our Senior Secured Credit Facility if our net leverage ratio is above 4.00x. In November 2021, we anticipate that we will prepay the net proceeds, which was $56.5 million as of June 30, 2020, from the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark less incremental transaction costs and capital expenditures incurred across our portfolio leading up to the prepayment date.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and six months ended June 30, 2020 and 2019.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of June 30, 2020, 23% of our outstanding indebtedness bore interest at floating rates and 77% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.2 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $84.7 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $0.2 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $84.7 million and given the current LIBOR rate our debt can not fall below the 1% LIBOR floor.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2020 approximately 3.0% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 81.1% of our operating expenses for the six months ended June 30, 2020 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2020 would have impacted our net income before tax by approximately $2.5 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2020 would have impacted our net income before tax by approximately $1.3 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2020 would have impacted our net income before tax by approximately $1.9 million on a year-to-date basis.

At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

The outbreak of the coronavirus (COVID-19) pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. As a result, the pandemic has significantly disrupted global travel, and has adversely impacted global commercial activity across the travel, lodging and hospitality industries. The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and resulted in global economic contraction.

The effects of the COVID-19 pandemic on the hospitality industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Due to the spread of the COVID-19 pandemic and in response to related governmental restrictions and advisories, reductions in scheduled airline services and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts in late March 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As a result of the suspension of operations at all of our resorts, we had no revenues from resort operations in the second quarter of 2020. As of July 1, 2020, we reopened 8 out of our 21 resorts and subsequently reopened another 4 resorts. Currently, 12 out of our 21 resorts have reopened. We cannot predict when the effects of the pandemic will subside, or if there will be a resurgence of the virus, and thus we cannot predict when we will be able to reopen our remaining resorts, whether our opened resorts will be permitted to remain open or when our business at opened resorts will return to normalized levels. The longer and more severe the pandemic, and if there are repeat or cyclical outbreaks of the COVID-19 virus beyond the one being currently experienced, the greater the material adverse effect will be on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

There also can be no guarantee that when the effects of the pandemic subside the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. Additionally, the effects of the pandemic have had, and we expect will continue to have, a material adverse effect on our ability to consummate acquisitions and dispositions of resorts and our ability to timely complete planned capital expenditures and other projects.

Additional risks to our business relating to the COVID-19 pandemic include the following:

•
We have substantial debt outstanding currently, and our ability to service our significant financial obligations depends on our ability to generate significant cash flow from operations. Our cash flow from operations has been materially reduced as a result of the temporary suspension of operations at our resorts and will continue to be materially reduced as long as operations at some of our resorts remain suspended or opened resorts are operating at well-below historical levels. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our revolving credit facility, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to pay our debts and other obligations and fund our other liquidity needs;

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

•	We have been and may continue to be required to recognize significant non-cash impairment charges as a result of material reductions in our cash flows from operations;

•
We may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to terminations or furloughs as a result of the suspension of operations at our resorts prompted by the effects of the pandemic; and

•
In order to raise additional capital to fund our operations and service our indebtedness, we have issued equity securities and we may need to issue additional equity securities in the future at prices that may be dilutive to existing stockholders and that may be below what we believe to be the intrinsic value of our ordinary shares.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated June 12, 2020, with certain funds affiliated with Davidson Kempner Capital Management LP (collectively, the “Buyers”), pursuant to which the Company sold to the Buyers 4,878,049 shares of the Company’s ordinary shares (the “Purchased Shares”) at a purchase price of $4.10 per share, for an aggregate purchase price of $20,000,000. The purchase price per share agreed to by the parties was based on a 25% premium over the 30-day volume-weighted average price of the Company’s ordinary shares on the NASDAQ. The Securities Purchase Agreement contains customary representations and warranties, covenants, and indemnification provisions.

The sale of the Purchased Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), at the time of issue in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D as promulgated by the U.S. Securities and Exchange Commission (the “SEC”) thereunder.

(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description

3.1*	Articles of Association of Playa Hotels & Resorts N.V., as amended.

10.1
Fourth Amendment to Amended & Restated Credit Agreement, dated as of June 12, 2020, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 12, 2020)

10.2*
Credit Agreement, dated as of June 12, 2020, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Cortland Capital Market Services LLC, as Administrative Agent, Acquiom Agency Services LLC, as Mexican Collateral Agent and the lenders party thereto from time to time

10.3
Loan Agreement, dated as of June 12, 2020, among Hilmobay Resort III, LLC and Playa Dominican Resort III, LLC, collectively, as Borrower, Hilmobay Resort Limited and Playa Dominican Resort B.V., collectively, as Security Guarantor, PHR Lender LLC, as Agent for the lenders and the several lenders party thereto from time to time (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on June 12, 2020)

10.4
Securities Purchase Agreement, dated June 12, 2020, by and among Playa Hotels & Resorts N.V. and the buyers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on June 12, 2020)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	August 6, 2020	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 6, 2020	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)