Form 10-Q
period 2020-09-30
Playa Hotels & Resorts N.V.
filed 2020-11-04
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 134,496,340 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$195,516	$20,931
Restricted cash	27,586	—
Trade and other receivables, net	20,871	71,250
Accounts receivable from related parties	2,686	5,401
Inventories	13,319	16,649
Prepayments and other assets	44,486	44,691
Property and equipment, net	1,789,900	1,929,914
Goodwill, net	63,056	78,339
Other intangible assets	8,528	8,408
Deferred tax assets	1,912	21,381
Total assets	$2,167,860	$2,196,964
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$114,137	$181,603
Payables to related parties	9,283	7,620
Income tax payable	2,386	3,252
Debt	1,252,779	1,040,658
Derivative financial instruments	50,832	31,932
Other liabilities	29,521	24,307
Deferred tax liabilities	71,985	97,941
Total liabilities	1,530,923	1,387,313
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 136,695,136 shares issued and 134,496,340 shares outstanding as of September 30, 2020, and 130,967,671 shares issued and 129,121,576 shares outstanding as of December 31, 2019)	14,862	14,215
Treasury shares (at cost, 2,198,796 shares as of September 30, 2020 and 1,846,095 shares as of December 31, 2019)	(16,642)	(14,088)
Paid-in capital	1,027,866	1,001,088
Accumulated other comprehensive loss	(33,609)	(24,642)
Accumulated deficit	(355,540)	(166,922)
Total shareholders' equity	636,937	809,651
Total liabilities and shareholders' equity	$2,167,860	$2,196,964

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Package	$22,705	$111,091	$176,062	$416,978
Non-package	5,518	20,065	28,336	68,975
Management fees	8	83	635	1,568
Cost reimbursements	505	1,586	1,913	5,123
Total revenue	28,736	132,825	206,946	492,644
Direct and selling, general and administrative expenses
Direct	35,679	87,252	153,957	273,577
Selling, general and administrative	22,943	30,771	76,514	94,647
Pre-opening	—	257	—	548
Depreciation and amortization	22,518	29,417	69,877	77,636
Reimbursed costs	505	1,586	1,913	5,123
Impairment loss	867	—	42,308	—
Loss on sale of assets	—	—	1,729	—
Gain on insurance proceeds	(220)	—	(3,170)	—
Direct and selling, general and administrative expenses	82,292	149,283	343,128	451,531
Operating (loss) income	(53,556)	(16,458)	(136,182)	41,113
Interest expense	(19,973)	(9,936)	(61,844)	(34,796)
Other income (expense)	224	(2,537)	1,171	(2,775)
Net (loss) income before tax	(73,305)	(28,931)	(196,855)	3,542
Income tax (provision) benefit	(5,299)	(1,530)	8,237	10,025
Net (loss) income	$(78,604)	$(30,461)	$(188,618)	$13,567

Earnings per share
(Losses) earnings per share - Basic	$(0.58)	$(0.23)	$(1.44)	$0.10
(Losses) earnings per share - Diluted	$(0.58)	$(0.23)	$(1.44)	$0.10
Weighted average number of shares outstanding during the period - Basic	134,493,864	129,841,264	131,426,886	130,265,112
Weighted average number of shares outstanding during the period - Diluted	134,493,864	129,841,264	131,426,886	130,601,247

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(78,604)	$(30,461)	$(188,618)	$13,567
Other comprehensive income (loss), net of taxes
Unrealized gain (loss) on interest rate swaps	2,958	(4,588)	(9,164)	(25,230)
Pension obligation gain (loss)	100	(6)	197	(182)
Total other comprehensive income (loss)	3,058	(4,594)	(8,967)	(25,412)
Comprehensive loss	$(75,546)	$(35,055)	$(197,585)	$(11,845)

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

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity (continued)
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(166,922)	$809,651
Net loss	—	—	—	—	—	—	(22,556)	(22,556)
Other comprehensive loss	—	—	—	—	—	(15,103)	—	(15,103)
Share-based compensation, net of tax withholdings	493,226	55	4,500	(34)	3,168	—	—	3,189
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at March 31, 2020	129,274,693	$14,270	2,190,704	$(16,622)	$1,004,256	$(39,745)	$(189,478)	$772,681
Net loss	—	—	—	—	—	—	(87,458)	(87,458)
Other comprehensive income	—	—	—	—	—	3,078	—	3,078
Share-based compensation, net of tax withholdings	332,735	38	8,092	(20)	2,681	—	—	2,699
Equity issuance, net (see Note 8)	4,878,049	553	—	—	19,005	—	—	19,558
Balance at June 30, 2020	134,485,477	$14,861	2,198,796	$(16,642)	$1,025,942	$(36,667)	$(276,936)	$710,558
Net loss	—	—	—	—	—	—	(78,604)	(78,604)
Other comprehensive income	—	—	—	—	—	3,058	—	3,058
Share-based compensation	10,863	1	—	—	1,924	—	—	1,925
Balance at September 30, 2020	134,496,340	$14,862	2,198,796	$(16,642)	$1,027,866	$(33,609)	$(355,540)	$636,937
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(188,618)	$13,567
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	69,877	77,636
Amortization of debt discount and issuance costs	1,793	1,026
Share-based compensation	7,867	6,612
Loss on derivative financial instruments	9,737	199
Impairment loss	42,308	—
Deferred income taxes	(8,243)	(9,786)
Loss on sale of assets	1,729	—
Amortization of key money	(673)	(187)
Other	1,718	2,018
Changes in assets and liabilities:
Trade and other receivables, net	48,328	15,911
Accounts receivable from related parties	2,715	2,715
Inventories	1,870	320
Prepayments and other assets	1,508	(10,418)
Trade and other payables	(51,663)	(12,882)
Payables to related parties	1,663	3,548
Income tax payable	(866)	(1,578)
Other liabilities	(1,602)	4,349
Net cash (used in) provided by operating activities	(60,552)	93,050
INVESTING ACTIVITIES
Capital expenditures	(28,817)	(165,484)
Receipt of key money	8,500	2,500
Purchase of intangibles	(466)	(2,485)
Proceeds from the sale of assets, net	58,507	104
Property damage insurance proceeds	—	2,009
Net cash provided by (used in) investing activities	37,724	(163,356)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of discount	199,600	—
Issuance costs of debt	(8,677)	—
Proceeds from ordinary shares, net of issuance costs	19,558	—
Repayments of debt	(7,575)	(7,575)
Proceeds from borrowings on revolving credit facility	40,000	—
Repayments of borrowings on revolving credit facility	(15,333)	—
Repurchase of ordinary shares	(2,500)	(10,307)
Repurchase of ordinary shares for tax withholdings	(54)	—
Principal payments on financing lease obligations	(20)	—
Net cash provided by (used in) financing activities	224,999	(17,882)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,171	(88,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$20,931	$116,353
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$223,102	$28,165
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$195,516	$28,165
Restricted cash	27,586	—
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$223,102	$28,165
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$48,762	$33,373
Cash paid for income taxes, net	$2,146	$6,527
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$3,109	$9,046
Right-of-use assets obtained in exchange for new financing lease liabilities	$2,333	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,393
Termination of right-of-use asset and operating lease liability	$646	$—
Intangible assets capitalized but not yet paid	$225	$459
Par value of vested restricted share awards	$94	$45
Interest capitalized but not yet paid	$—	$35
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
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic, and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts from late March through June 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. Currently, 18 out of our 21 resorts have reopened. We also implemented additional safety measures at our resorts to mitigate the potential health risks of COVID-19.
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
•we temporarily suspended operations at all of our resorts in late March and subsequently began opening our resorts, in stages, beginning in July;
•closed on the sale of equity (see Note 8) and issuance of additional debt (see Note 11) as part of our capital raise efforts;
•amended our Senior Secured Credit Facility to waive the existing financial maintenance covenants until the fiscal quarter ended September 30, 2021 (see Note 11);
•sold two of our resorts operated under the Jewel brand for cash consideration (see Note 4);
•significantly reduced staffing levels at the properties and at our corporate offices;
•imposed temporary compensation cuts throughout the entirety of our corporate offices;
•adjusted our marketing spend;
•canceled all non-essential corporate travel;
•deferred all non-critical capital expenditures for the remainder of the year; and
•continue to pursue the potential sale of certain of our non-core resorts.

Due to the measures we are taking and have taken, we expect to be in compliance with all financial maintenance covenants and expect to have sufficient liquidity to meet our obligations for at least twelve months from the date of this report.
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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2020. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Assets held for sale

We classify a resort as held for sale in the period during which we have made the decision to dispose of the resort, a binding agreement to purchase the property has been signed under which the buyer has committed an amount of nonrefundable cash and no significant financing or other contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we perform the following steps: recognize an impairment loss if the fair value is lower than the carrying amount of the resort and related assets; cease recording depreciation expense; and classify the assets and related liabilities as held for sale on the balance sheet. Any asset impairment is recorded within impairment loss in the Condensed Consolidated Statements of Operations.
Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (as amended by ASU No. 2018-19)	This standard amends current guidance on the impairment of financial instruments by adding an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.	January 2020	On January 1, 2020, we adopted ASU No. 2016-13. We determine our credit losses by applying an expected loss rate to the outstanding balance of accounts receivable for each of our reportable segments (refer to Note 15) and our corporate entities. The expected loss rates for our reportable segments and corporate entities were determined primarily using historical credit losses, which are not expected to differ from what is currently expected over the life of our trade receivables.

The adoption of ASU No. 2016-13 was immaterial to our Condensed Consolidated Financial Statements for the three months ended March 31, 2020.
Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The standard simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities.	January 2021	We are in the process of evaluating the impact of ASU No. 2019-12. The adoption of this standard will result in changes to deferred tax liabilities and deferred income tax expense for our resorts located in the Dominican Republic, which are subject to hybrid tax regimes.

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

		January 2022	We are currently evaluating the impact of ASU No. 2020-04 on the Condensed Consolidated Financial Statements. We may elect to early adopt the standard prior to the discontinuation of LIBOR rates as of December 31, 2021.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended September 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$14,775	$526	$1,889	$5,515	$—	$22,705
Non-package revenue	3,128	261	564	1,306	259	5,518
Management fees	—	—	—	—	8	8
Cost reimbursements	—	—	—	474	31	505
Total revenue	$17,903	$787	$2,453	$7,295	$298	$28,736

	Three Months Ended September 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$45,663	$15,450	$11,689	$38,289	$—	$111,091
Non-package revenue	7,437	2,310	2,928	7,377	13	20,065
Management fees	—	—	—	—	83	83
Cost reimbursements	—	—	—	1,311	275	1,586
Total revenue	$53,100	$17,760	$14,617	$46,977	$371	$132,825

	Nine Months Ended September 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$71,337	$19,160	$33,078	$52,487	$—	$176,062
Non-package revenue	10,862	3,362	5,019	8,800	293	28,336
Management fees	—	—	—	—	635	635
Cost reimbursements	—	—	—	1,484	429	1,913
Total revenue	$82,199	$22,522	$38,097	$62,771	$1,357	$206,946

	Nine Months Ended September 30, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$163,424	$57,943	$58,439	$137,172	$—	$416,978
Non-package revenue	23,676	9,111	11,922	24,236	30	68,975
Management fees	—	—	—	—	1,568	1,568
Cost reimbursements	—	—	—	3,899	1,224	5,123
Total revenue	$187,100	$67,054	$70,361	$165,307	$2,822	$492,644
Contract assets and liabilities

We do not have any material contract assets as of September 30, 2020 and December 31, 2019 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2020	2019
Property and equipment, gross
Land, buildings and improvements	$1,916,838	$1,976,214
Fixtures and machinery (1)	84,913	81,437
Furniture and other fixed assets	231,627	228,533
Construction in progress	8,111	42,083
Total property and equipment, gross	2,241,489	2,328,267
Accumulated depreciation	(451,589)	(398,353)
Total property and equipment, net	$1,789,900	$1,929,914
________
(1) Includes the gross balance of our financing lease right-of-use asset of $2.3 million (see Note 11).
Depreciation expense for property and equipment was $68.6 million and $76.9 million for the nine months ended September 30, 2020 and 2019, respectively, and $21.9 million and $29.2 million for the three months ended September 30, 2020 and 2019, respectively.
For the nine months ended September 30, 2020 and 2019, $0 million and $8.6 million of interest expense was capitalized on qualifying assets, respectively. For the three months ended September 30, 2020 and 2019, $0 million and $3.6 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.

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

Consistent with the terms of our Existing Credit Agreement (as defined in Note 11), we expect that a portion of the net proceeds, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to prepay our Term Loan in the second quarter of 2022.

Assets held for sale

Subsequent to quarter end, we entered into an agreement to sell the Dreams Puerto Aventuras for total cash consideration of approximately $34.5 million. The sale is expected to close by the first quarter of 2021, however there is no assurance that we will complete the transaction. The Dreams Puerto Aventuras was classified as held for sale after September 30, 2020.

Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Leases	2020	2019	2020	2019
Operating lease income (1)	$254	$1,215	$1,400	$3,931
________
(1) Our operating lease income, which is recorded within non-package revenue in the Condensed Consolidated Statements of Operations, includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 5. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.

During the first quarter of 2019, we implemented a new transfer pricing policy, where the intercompany pricing mechanics between our entities are based on a return on operating assets per applicable guidelines defined by the Organization for Economic Cooperation and Development. As a result, certain of our resort entities that were previously in loss positions were expected to be profitable, which resulted in the release of their valuation allowances.

The adverse economic effects of the COVID-19 pandemic (see Note 1) have caused us to reassess our tax positions. Due to the current environment, including the temporary suspension of operations at our resorts, we concluded that our resort will be in loss positions for the year ended December 31, 2020 and adjusted our transfer pricing analysis accordingly. Additionally, we are closely monitoring the adverse effects of the COVID-19 pandemic on the realizability of our deferred tax assets. As a result, during the nine months ended September 30, 2020, we recognized an additional $20.2 million valuation allowance against the deferred tax assets of our Mexico, Jamaica and U.S. entities.

On March 27, 2020, the United States House of Representatives passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief Bill, and the President of the United States signed the legislation into law. We analyzed The CARES Act and do not expect the provisions of the legislation to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions as of September 30, 2020.
For the three months ended September 30, 2020, our income tax provision was $5.3 million, compared to a $1.5 million income tax provision for the three months ended September 30, 2019. The increase in our income tax provision of $3.8 million was driven primarily by additional tax expense of $20.2 million related to valuation allowances recognized for our Jamaica, Mexico and U.S. entities during the three months ended September 30, 2020, and a $1.4 million increase in tax expense associated with foreign exchange rate fluctuations. The increase in our income tax provision was offset by a $12.5 million increased tax benefit due to lower pre-tax book income from our tax paying entities, a $4.0 million increase in the discrete tax benefit due to lower future tax liabilities of certain Dominican Republic entities, and a $1.7 million tax benefit associated with an immaterial adjustment related to the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark.
For the nine months ended September 30, 2020, our income tax benefit was $8.2 million, compared to a $10.0 million income tax benefit for the nine months ended September 30, 2019. The decrease in our income tax benefit of $1.8 million was driven primarily by a $3.2 million increase in income tax expense from a correction of an immaterial prior year error, a decreased tax benefit from the $14.3 million valuation allowance release during the nine months ended September 30, 2019 that did not occur during the nine months ended September 30, 2020, a $20.2 million tax provision related to valuation allowances recognized for our Jamaica, Mexico and U.S. entities, and a $2.3 million increase in tax expense associated with foreign exchange rate fluctuations. The decrease in the income tax benefit was offset by a $22.6 million increased tax benefit due to lower pre-tax book income from our tax paying entities, an $8.5 million increase in the discrete tax benefit due to lower future tax liabilities of certain Dominican Republic entities, and a $7.5 million discrete tax benefit associated with the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark.

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
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2020 and 2019 were as follows ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Transaction	2020	2019	2020	2019
Hyatt	Franchise fees (1)	$1,102	$3,516	$7,666	$13,054
Sagicor	Insurance premiums (1)	$187	$186	$720	$1,317
Sagicor	Cost reimbursements	$488	$1,393	$1,652	$4,200
Chief Executive Officer	Lease expense (2)	$186	$187	$564	$539
________
(1)Included in direct expense in the Condensed Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.
(2)Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
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
Note 8. Ordinary shares
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including existing, repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended September 30, 2020, we did not purchase any ordinary shares under the repurchase program.

On June 12, 2020, we issued 4,878,049 ordinary shares with a par value of €0.10 per share, in a private placement exempt from registration under the Securities Act of 1933, as amended, in connection with our capital raising efforts. We received $19.6 million in cash consideration, after customary closing costs.
As of September 30, 2020, our ordinary share capital consisted of 134,496,340 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,478,147 restricted shares and performance share awards and 22,656 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of September 30, 2020, there were 6,242,621 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2020 to September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	2,157,336	$9.03
Granted	1,076,619	7.92
Vested	(849,416)	8.98
Forfeited	(84,450)	8.89
Unvested balance at September 30, 2020	2,300,089	$8.53
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
________
(1) Expected volatility was determined based on the historical share prices in our industry.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2020 to September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	913,407	$7.22
Granted	552,395	6.38
Forfeited	(265,088)	7.99
Unvested balance at September 30, 2020	1,200,714	$6.66
On October 8, 2020, all unvested performance share awards were voluntarily waived by the award recipients and were cancelled.

Note 10. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(78,604)	$(30,461)	$(188,618)	$13,567
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	134,493,864	129,841,264	131,426,886	130,265,112
Effect of dilutive securities
Unvested restricted share awards	—	—	—	336,135
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	134,493,864	129,841,264	131,426,886	130,601,247

EPS - Basic	$(0.58)	$(0.23)	$(1.44)	$0.10
EPS - Diluted	$(0.58)	$(0.23)	$(1.44)	$0.10

For the three and nine months ended September 30, 2020, 1,200,714 shares of unvested performance-based equity awards were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period. For the three and nine months ended September 30, 2019, 934,107 shares of unvested performance-based equity awards were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period.

For the three and nine months ended September 30, 2020, 2,300,089 shares of unvested restricted share awards were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2019, 2,175,638 and 292,937 shares of unvested restricted share awards, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2020 and 2019, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Revolving Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00%	April 27, 2022	$84,667	$60,000

Senior Secured Credit Facilities
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	$978,873	$986,448
Term A1 Loan	11.4777%	April 27, 2024	35,000	—
Term A2 Loan	11.4777%	April 27, 2024	31,000	—
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	28,000	—
Total Term Loans (at stated value)			1,072,873	986,448
Unamortized discount			(1,786)	(2,168)
Unamortized debt issuance costs			(6,471)	(3,622)
Total Term Loans, net			$1,064,616	$980,658

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$—
Unamortized discount			(4,172)	—
Unamortized debt issuance costs			(4,645)	—
Total Property Loan, net			$101,183	$—

Financing lease obligations			$2,313	$—

Total debt, net			$1,252,779	$1,040,658
________
(1)Undrawn balances bear interest between 0.5% to 0.25% depending on certain leverage ratios. We had available balances of $0 million and $40.0 million as of September 30, 2020 and December 31, 2019, respectively. The weighted-average interest rate on the outstanding balance of our Revolving Credit Facility was 3.15% and 4.72% as of September 30, 2020 and December 31, 2019, respectively.
(2)One-month London Interbank Offered Rate (“LIBOR”) rate is subject to a 1.0% floor. The interest rate was 3.75% and 4.55% as of September 30, 2020 and December 31, 2019, respectively. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).
(3)LIBOR rate is subject to a 1.0% floor. The interest rate was 4.00% as of September 30, 2020.

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
i.replace the total net leverage ratio requirement of the financial covenant with a minimum liquidity test until September 30, 2021 (the “Relief Period”);
ii.modify the financial covenant for certain test dates after the Relief Period; and
iii.add certain restrictions on, among other things, the incurrence of additional debt and making of investments, dispositions and restricted payments during the Relief Period.

Additional Credit Facility
On June 12, 2020, we entered into an additional senior secured credit facility with an average interest rate of 9.25% that matures on April 27, 2024 and ranks pari passu with the Existing Credit Agreement (the “Additional Credit Facility”). The Additional Credit Facility consists of the following term loans:
i.$35.0 million term loan at fixed rate of 11.4777% (the “Term A1 Loan”);

ii.$31.0 million term loan at fixed rate of 11.4777% (the “Term A2 Loan”); and
iii.$28.0 million term loan at our option of either a base rate plus a margin of 2.00% or LIBOR plus 3.00% (the “Term A3 Loan”). Term A3 Loan is a Eurocurrency loan subject to a 1.0% LIBOR floor consistent with the Existing Credit Agreement.
We intend to use the proceeds from the Additional Credit Facility for general corporate purposes. The obligations under the Additional Credit Facility are collateralized in a manner that is substantially identical to the Existing Credit Agreement.
Prior to the maturity date, the Additional Credit Facility does not require principal payments, but does include mandatory prepayment requirements for the Term A3 Loan that are consistent with the Existing Credit Agreement. Mandatory prepayments are required for certain asset sales, casualty events and condemnation events that are not reinvested in our business where our total net leverage ratio is above 4.00x. We may not voluntarily prepay any portion of the Additional Credit Facility prior to June 2023 without paying a make-whole premium equal to 100% of the interest that would have otherwise accrued from the date of such payment through June 2022 plus 50% of the interest that otherwise would have accrued from June 2022 to June 2023. Subsequent to June 2023, we may prepay any portion of the Additional Credit Facility without penalty.
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
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Condensed Consolidated Balance Sheet, which had a balance of $27.6 million as of September 30, 2020.
Financing lease obligation
On July 1, 2020, we entered into a twelve year financing lease arrangement with a third-party for the construction, management and maintenance of a thermal energy plant located at the Hyatt Ziva and Hyatt Zilara Cap Cana. We recognized a $2.3 million right-of-use asset and lease liability within property and equipment, net and debt, respectively, on the Condensed Consolidated Balance Sheet.

Financial maintenance covenants
We were in compliance with all applicable covenants as of September 30, 2020. See a summary of our applicable covenants and restrictions below:

Debt	Covenant Terms
Existing Credit Agreement
We are required to maintain a minimum liquidity balance of $60.0 million through the Relief Period.

If we have more than 35% drawn on the Revolving Credit Facility for periods subsequent to June 30, 2021, we will be subject to the following total net leverage ratio requirements:

▪6.50x for the period ended September 30, 2021;
▪6.00x for the period ended December 31, 2021; and
▪4.75x for periods thereafter.

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

On March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense in the Condensed Consolidated Statements of Operations. Following the adoption, the change in the fair value of our interest rate swaps that qualifies as effective cash flow hedges was recorded through other comprehensive loss (“OCI”) in the Condensed Consolidated Statements of Comprehensive Loss. Unrealized gains and losses in accumulated other comprehensive loss (“AOCI”) are reclassified to interest expense as interest payments are made on our variable rate debt. On February 29, 2020, our interest rate swaps were ineffective due to the decrease in interest rates and all subsequent changes in fair value were recognized through interest expense in the Condensed Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	2020	2019
AOCI from our cash flow hedges as of January 1	$20,164	$—
Change in fair value	16,956	5,834
Reclassification from AOCI to interest expense	(1,908)	24
OCI related to our cash flow hedges for the three months ended March 31	15,048	5,858
Change in fair value	—	14,648
Reclassification from AOCI to interest expense	(2,926)	136
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	14,784
Change in fair value	—	4,912
Reclassification from AOCI to interest expense (1)	(2,958)	(324)
OCI related to our cash flow hedges for the three months ended September 30	(2,958)	4,588
AOCI from our cash flow hedges as of September 30	$29,328	$25,230
________
(1) As of September 30, 2020, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million.

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate swaps (1)	Interest expense	$3,803	$—	$22,306	$2,715
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019 ($ in thousands):

Derivative Liabilities for Effective Hedges	Financial Statement Classification	As of September 30,	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$—	$31,932

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of September 30,	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$50,832	$—

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
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Unadjusted quoted prices for similar assets or liabilities in active markets, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
•Level 3: Inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability.

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of September 30, 2020 and December 31, 2019. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$50,832	$—	$50,832	$—

	December 31, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$31,932	$—	$31,932	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$974,103	$—	$—	$893,061
Revolving Credit Facility	84,667	—	—	84,780
Term A1 Loan	33,701	—	—	35,179
Term A2 Loan	29,850	—	—	31,158
Term A3 Loan	26,962	—	—	28,055
Property Loan	101,183	—	—	110,848
Total liabilities	$1,250,466	$—	$—	$1,183,081

	Carrying Value	Fair Value
	As of December 31, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$980,658	$—	$—	$983,214
Revolving Credit Facility	60,000	—	—	60,000
Total liabilities	$1,040,658	$—	$—	$1,043,214

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

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of September 30,	As of December 31,
	2020	2019
Gross trade and other receivables	$22,973	$73,015
Allowance for doubtful accounts (1)	(2,102)	(1,765)
Total trade and other receivables, net (2)	$20,871	$71,250
________
(1) We recognized an additional $0.8 million in bad debt expense during the year ended December 31, 2019 as a result of the bankruptcy of Thomas Cook, one of our travel partners. We also recognized $2.1 million in bad debt expense during the nine months ended September 30, 2020 primarily as result of the negative effects of COVID-19.
(2) The opening balance as of January 1, 2019 was $64.8 million.

We have not experienced any significant write-offs to our accounts receivable during the three and nine months ended September 30, 2020 and 2019.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of September 30,	As of December 31,
	2020	2019
Advances to suppliers	$9,753	$7,865
Prepaid income taxes	11,376	12,412
Prepaid other taxes (1)	11,268	11,156
Operating lease right-of-use assets	4,448	5,673
Contract deposit (2)	2,700	2,700
Other assets	4,941	4,885
Total prepayments and other assets	$44,486	$44,691
________
(1) Includes recoverable value-added tax, general consumption tax and other sales tax accumulated by our Mexico, Jamaica, Netherlands and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. The deposit will be used towards a purchase of a partial interest in Sanctuary Cap Cana if we are able to agree on terms.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of September 30, 2020 and December 31, 2019 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2019
Gross carrying value	$51,731	$—	$—	$32,776	$84,507
Accumulated impairment losses	(6,168)	—	—	—	(6,168)
Net carrying value	45,563	—	—	32,776	78,339

Activity during the year
Adjustments (1)	—	—	—	1,756	1,756
Impairment losses (2)	—	—	—	(17,039)	(17,039)

Balance at September 30, 2020
Gross carrying value	51,731	—	—	34,532	86,263
Accumulated impairment losses	(6,168)	—	—	(17,039)	(23,207)
Net carrying value	$45,563	$—	$—	$17,493	$63,056
________
(1) During the third quarter of 2020, we recognized adjustments to deferred income taxes and goodwill representing a correction of an immaterial error for acquired property and equipment from the business combination with Sagicor in 2018. These adjustments were not significant to our previously reported Condensed Consolidated Financial Statements.
(2) As a result of the immaterial correction noted above, we recognized an additional $0.9 million in impairment losses during the third quarter of 2020.

As a result of COVID-19 and the temporary suspension of operations at our resorts (see Note 1), the forecasted future cash flows of our reporting units materially decreased during the first quarter of 2020. We performed an interim quantitative impairment analysis as of March 31, 2020 and recognized $17.0 million of goodwill impairment losses at the following reporting units within impairment loss in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 as we determined that their carrying values exceeded their fair value ($ in thousands):

Reporting Unit	Reportable Segment	Impairment Loss(1)
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$7,318
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,400
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,321
________
(1) As a result of the immaterial correction to goodwill noted above, we recognized an additional $0.9 million in impairment losses on these three reporting units during the third quarter of 2020.

We recognized no additional goodwill impairment losses on our reporting units based on our interim quantitative impairment analysis as of June 30, 2020.
Other intangible assets
Other intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,
	2020	2019
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	5,633	5,187
Other	4,274	3,346
Total gross carrying value	12,682	11,308

Accumulated amortization
Management contract	(214)	(143)
Enterprise resource planning system (2)	(941)	(437)
Other	(2,999)	(2,320)
Total accumulated amortization	(4,154)	(2,900)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,686	1,757
Enterprise resource planning system (2)	4,692	4,750
Other	1,275	1,026
Total net carrying value	$8,528	$8,408
________
(1) Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system, of which $1.4 million and $2.6 million was placed into service in 2020 and 2019, respectively and are being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $1.3 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of September 30,	As of December 31,
	2020	2019
Trade payables	$17,308	$45,299
Advance deposits (1)	25,086	53,769
Withholding and other taxes payable	37,261	46,983
Interest payable	1,455	125
Payroll and related accruals	14,090	14,547
Accrued expenses and other payables	18,937	20,880
Total trade and other payables	$114,137	$181,603
________
(1) The opening balance as of January 1, 2019 was $57.3 million.
Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of September 30,	As of December 31,
	2020	2019
Pension obligation (1)(2)	$5,563	$6,764
Lease liabilities	4,937	6,208
Unfavorable ground lease liability	2,114	2,187
Key money (3)	16,024	8,225
Other	883	923
Total other liabilities	$29,521	$24,307
________
(1) For the nine months ended September 30, 2020 and 2019, the service cost component of net periodic pension cost was $0.6 million and $0.6 million, respectively. For the three months ended September 30, 2020 and 2019, the service cost component of net periodic pension cost was $0.2 million and $0.2 million, respectively. These costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the nine months ended September 30, 2020 and 2019, the non-service cost components of net periodic pension benefit or cost were $1.6 million and $0.4 million, respectively. For the three months ended September 30, 2020 and 2019, the non-service cost components of net periodic pension benefit or cost were $0.3 million and $0.2 million, respectively. These costs are recorded within other income (expense) in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $8.5 million and $6.5 million in 2020 and 2019, respectively.
Note 15. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and nine months ended September 30, 2020 and 2019, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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

We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) other income (expense); (c) pre-opening expenses; (d) share-based compensation; (e) other tax income (expense); (f) transaction expenses; (g) loss on sale of assets; and (h) severance expenses.
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
The following table presents segment owned net revenue and a reconciliation to total revenue for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Owned net revenue
Yucatán Peninsula	$17,351	$50,996	$79,689	$180,981
Pacific Coast	773	17,404	21,854	65,061
Dominican Republic	2,453	14,585	38,060	70,226
Jamaica	6,458	43,075	58,458	152,686
Segment owned net revenue (1)	27,035	126,060	198,061	468,954
Other	258	14	293	30
Management fees	8	83	635	1,568
Cost reimbursements	505	1,586	1,913	5,123
Compulsory tips	930	5,082	6,044	16,969
Total revenue	$28,736	$132,825	$206,946	$492,644
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net (loss) income for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Owned Resort EBITDA
Yucatán Peninsula	$(1,820)	$13,777	$15,111	$67,087
Pacific Coast	(2,330)	4,495	3,726	25,451
Dominican Republic	(6,296)	(1,201)	(3,388)	17,305
Jamaica	(7,473)	8,802	3,503	47,781
Segment Owned Resort EBITDA	(17,919)	25,873	18,952	157,624
Other corporate	(8,205)	(10,126)	(26,782)	(28,519)
Management fees	8	83	635	1,568
Total Adjusted EBITDA	(26,116)	15,830	(7,195)	130,673
Interest expense	(19,973)	(9,936)	(61,844)	(34,796)
Depreciation and amortization	(22,518)	(29,417)	(69,877)	(77,636)
Impairment loss	(867)	—	(42,308)	—
Loss on sale of assets	—	—	(1,729)	—
Other income (expense)	224	(2,537)	1,171	(2,775)
Pre-opening expenses	—	(257)	—	(548)
Share-based compensation	(1,925)	(1,850)	(7,867)	(6,612)
Other tax income (expense)	170	318	(298)	(484)
Transaction expenses	(541)	(1,253)	(1,416)	(4,493)
Severance expense	(1,448)	(6)	(3,892)	(139)
Non-service cost components of net periodic pension (benefit) cost (1)	(311)	177	(1,600)	352
Net (loss) income before tax	(73,305)	(28,931)	(196,855)	3,542
Income tax (provision) benefit	(5,299)	(1,530)	8,237	10,025
Net (loss) income	$(78,604)	$(30,461)	$(188,618)	$13,567
________
(1) Represents the non-service cost components of net periodic pension (benefit) cost recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of September 30,	As of December 31,
	2020	2019
Segment property and equipment, gross
Yucatán Peninsula	$865,703	$865,900
Pacific Coast	288,429	288,358
Dominican Republic	677,125	667,120
Jamaica	405,733	499,569
Total segment property and equipment, gross	2,236,990	2,320,947
Corporate property and equipment, gross	4,499	7,320
Accumulated depreciation	(451,589)	(398,353)
Total property and equipment, net	$1,789,900	$1,929,914

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Segment capital expenditures
Yucatán Peninsula	$3,423	$18,256
Pacific Coast	1,120	1,476
Dominican Republic	6,728	142,518
Jamaica	2,364	3,204
Total segment capital expenditures (1)	13,635	165,454
Corporate	149	9,076
Total capital expenditures (1)	$13,784	$174,530
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, there were no subsequent events since September 30, 2020 other than the following:
Subsequent to September 30, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen all of our remaining resorts, whether our resorts will be permitted to remain open or when our business will return to normalized levels. There also can be no guarantee that when the effects of the pandemic subside that there will not be a later resurgence of the virus or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 27, 2020 and this quarterly report as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, operating results and cash flows, the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we temporarily suspended operations at all of our resorts from March 2020 until July 2020 and operations at 3 of our resorts remain suspended. The extent to which the COVID-19 pandemic will impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, any resurgence of the pandemic after conditions initially improve, the government actions taken to contain the pandemic or mitigate its impact, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates and consumer discretionary spending, among others. Additional factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include:
•general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;
•the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;
•changes in economic, social or political conditions in the regions we operate, including changes in perception of public-safety and changes in the supply of rooms from competing resorts;
•the success and continuation of our relationships with Hyatt Hotels Corporation (“Hyatt”) and Hilton Worldwide Holdings, Inc. (“Hilton”);
•the volatility of currency exchange rates;
•the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future;
•our failure to successfully complete acquisition, expansion, repair and renovation projects in the timeframes and at the costs and returns anticipated;
•changes we may make in timing and scope of our development and renovation projects;
•significant increases in construction and development costs;
•significant increases in utilities costs;
•our ability to obtain and maintain financing arrangements on attractive terms;
•our ability to obtain and maintain ample liquidity to fund operations and service debt;

•the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;
•the ability of our guests to reach our resorts given government mandated travel restrictions;
•the effectiveness of our internal controls and our corporate policies and procedures and the success and timing of the remediation efforts for the material weakness that we identified in our internal control over financial reporting;
•changes in personnel and availability of qualified personnel;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;
•outbreak of widespread contagious diseases;
•dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;
•the volatility of the market price and liquidity of our ordinary shares and other of our securities; and
•the increasingly competitive environment in which we operate.

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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of September 30, 2020, Playa owned and/or managed a total portfolio consisting of 21 resorts (8,172 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa also owns four resorts in Mexico and the Dominican Republic that are managed by a third party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the three months ended September 30, 2020, during which time operations at seven of our resorts were temporarily suspended and all operating resorts had severely reduced occupancy in response to the COVID-19 pandemic, we generated a net loss of $78.6 million, total revenue of $28.7 million, Net Package RevPAR of $30.71 and Adjusted EBITDA of $(26.1) million. For the three months ended September 30, 2019, we generated a net loss of $30.5 million, total revenue of $132.8 million, Net Package RevPAR of $169.58 and Adjusted EBITDA of $15.8 million.
For the nine months ended September 30, 2020, we generated a net loss of $188.6 million, total revenue of $206.9 million, Net Package RevPAR of $77.58 and Adjusted EBITDA of $(7.2) million. For the nine months ended September 30, 2019, we generated net income of $13.6 million, total revenue of $492.6 million, Net Package RevPAR of $207.22 and Adjusted EBITDA of $130.7 million.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, the travel and hospitality industries and our business starting in the first quarter of 2020. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing,” have significantly disrupted global leisure travel, and has adversely impacted global commercial activity, contributing to worldwide economic contraction and increased unemployment. We expect that the continuing economic fallout will create headwinds for leisure travel even after the current government restrictions are lifted.
Due to the spread of the COVID-19 pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020 and subsequently began reopening our resorts on July 1, 2020.
As of November 1, 2020, 18 out of our 21 resorts have reopened:

Resort	Date Reopened
Hilton Playa del Carmen All-Inclusive Resort	7/1/2020
Hilton Rose Hall Resort & Spa	7/1/2020
Hyatt Zilara Cancún	7/1/2020
Hyatt Zilara Rose Hall	7/1/2020
Hyatt Ziva Cancún	7/1/2020
Hyatt Ziva Rose Hall	7/1/2020
Jewel Grande Montego Bay Resort & Spa	7/1/2020
Jewel Paradise Cove Beach Resort & Spa	7/1/2020
Panama Jack Resorts Cancún	7/15/2020
Sanctuary Cap Cana	7/15/2020
Hyatt Zilara Cap Cana	7/22/2020
Hyatt Ziva Cap Cana	7/22/2020
Secrets Capri	8/3/2020
Hyatt Ziva Los Cabos	9/24/2020
Dreams Puerto Aventuras	10/1/2020
Hyatt Ziva Puerto Vallarta	10/1/2020
Panama Jack Resorts Playa del Carmen	10/1/2020
Dreams Punta Cana	10/2/2020
We anticipate opening the remainder of our resorts during the fourth quarter of 2020.
Our resorts account for all of our revenue. The suspension of operations at our resorts and the severely reduced occupancy at the resorts that have reopened have had a significant adverse effect on our liquidity. As of September 30, 2020, we had $195.5 million of available cash, excluding $27.6 million of restricted cash. We have taken the following measures to mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:
•we announced on June 12, 2020 that we had raised $224.0 million of additional capital from affiliates of Davidson Kempner Capital Management LP (“DK”) in the form of $204.0 million of additional debt financing and $20.0 million of equity financing at a price of $4.10 per share;
•we sold the Jewel Dunn's River Beach Resort & Spa and the Jewel Runaway Bay Beach Resort & Waterpark for a total cash consideration of $60.0 million. The transaction closed in May 2020;
•we borrowed an additional $40.0 million under our Revolving Credit Facility in March 2020, increasing the amount outstanding on the facility to $85.0 million;
•the temporary suspension of operations of all of our resorts significantly reduced the variable cost components of our resort-level operating expenses, including resort franchise and franchise-related fees, management fees and expenses related to our resort employees;
•we have deferred all of our non-critical capital expenditures planned for 2020 and intend to spend a minimal amount on emergency capital expenditures;
•we adopted temporary voluntary senior executive salary reductions while the majority of our resorts were closed, and our Chief Executive Officer’s voluntary 100% salary reduction remains in place;
•we imposed temporary compensation cuts broadly throughout our corporate workforce and canceled all non-essential corporate travel and spending; and

•we have temporarily suspended repurchases of our ordinary shares under our share repurchase program until we have more visibility into the longer-term impact of COVID-19 and economic conditions improve.
In addition, the reduction in the size of our Board of Directors in 2020 to align with the Company’s size and needs has and will continue to reduce our expenses.
We cannot predict when the effects of the pandemic will subside, and thus we cannot predict when we will be able to reopen our remaining resorts, whether our resorts will be permitted to remain open or when our business will return to normalized levels. There also can be no guarantee that when the effects of the pandemic subside that there will not be a later resurgence of the virus or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness. See “Part II - Item 1A. Risk Factors” included elsewhere in this quarterly report for additional information.

Our Portfolio of Resorts
The following table presents an overview of our resorts at September 30, 2020. The table below is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

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
(4) Owned by a third party.

Results of Operations
Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change	% Change
Revenue
Package	$22,705	$111,091	$(88,386)	(79.6)%
Non-package	5,518	20,065	(14,547)	(72.5)%
Management fees	8	83	(75)	(90.4)%
Cost reimbursements	505	1,586	(1,081)	(68.2)%
Total revenue	28,736	132,825	(104,089)	(78.4)%
Direct and selling, general and administrative expenses
Direct	35,679	87,252	(51,573)	(59.1)%
Selling, general and administrative	22,943	30,771	(7,828)	(25.4)%
Pre-opening	—	257	(257)	(100.0)%
Depreciation and amortization	22,518	29,417	(6,899)	(23.5)%
Reimbursed costs	505	1,586	(1,081)	(68.2)%
Impairment loss	867	—	867	100.0%
Gain on insurance proceeds	(220)	—	(220)	100.0%
Direct and selling, general and administrative expenses	82,292	149,283	(66,991)	(44.9)%
Operating loss	(53,556)	(16,458)	(37,098)	225.4%
Interest expense	(19,973)	(9,936)	(10,037)	101.0%
Other income (expense)	224	(2,537)	2,761	(108.8)%
Net loss before tax	(73,305)	(28,931)	(44,374)	153.4%
Income tax provision	(5,299)	(1,530)	(3,769)	246.3%
Net loss	$(78,604)	$(30,461)	$(48,143)	158.0%
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
Our comparable portfolio for the three months ended September 30, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	11.1%	75.5%	(64.4)	pts	(85.3)%
Net Package ADR	$275.71	$224.60	$51.11		22.8%
Net Package RevPAR	$30.71	$169.58	$(138.87)		(81.9)%
	($ in thousands)
Net Package Revenue	$21,813	$106,954	$(85,141)		(79.6)%
Net Non-package Revenue	5,480	19,120	(13,640)		(71.3)%
Management Fee Revenue	8	83	(75)		(90.4)%
Total Net Revenue	27,301	126,157	(98,856)		(78.4)%
Adjusted EBITDA	$(26,116)	$15,830	$(41,946)		(265.0)%
Adjusted EBITDA Margin	(95.7)%	12.5%	(108.2)	pts	(865.6)%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	11.8%	76.7%	(64.9)	pts	(84.6)%
Net Package ADR	$281.95	$231.37	$50.58		21.9%
Net Package RevPAR	$33.23	$177.55	$(144.32)		(81.3)%
	($ in thousands)
Net Package Revenue	$17,337	$92,649	$(75,312)		(81.3)%
Net Non-package Revenue	4,200	16,059	(11,859)		(73.8)%
Management Fee Revenue	8	83	(75)		(90.4)%
Total Net Revenue	21,545	108,791	(87,246)		(80.2)%
Adjusted EBITDA	$(20,052)	$16,034	$(36,086)		(225.1)%
Adjusted EBITDA Margin	(93.1)%	14.7%	(107.8)	pts	(733.3)%

Total Revenue and Total Net Revenue

Our total revenue for the three months ended September 30, 2020 decreased $104.1 million, or 78.4%, compared to the three months ended September 30, 2019. Our Total Net Revenue for the three months ended September 30, 2020 decreased $98.9 million, or 78.4%, compared to the three months ended September 30, 2019. These decreases are due to the closures or reduced occupancy at all our resorts during the third quarter as a result of the COVID-19 pandemic. Total Net Revenue during the third quarter includes a $2.9 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Net Package Revenue and Net Package ADR. Excluding this adjustment, Net Package Revenue would be $18.9 million and Net Package ADR would be $239.50, representing a decrease of 82.3% and an increase of 6.6%, respectively for the three months ended September 30, 2020. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$17,337	$92,649	$(75,312)	(81.3)%
Non-comparable Net Package Revenue	4,476	14,305	(9,829)	(68.7)%
Net Package Revenue	21,813	106,954	(85,141)	(79.6)%

Net Non-package Revenue
Comparable Net Non-package Revenue	4,200	16,059	(11,859)	(73.8)%
Non-comparable Net Non-package Revenue	1,280	3,061	(1,781)	(58.2)%
Net Non-package Revenue	5,480	19,120	(13,640)	(71.3)%

Management Fee Revenue
Comparable Management Fee Revenue	8	83	(75)	(90.4)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	8	83	(75)	(90.4)%

Total Net Revenue
Comparable Total Net Revenue	21,545	108,791	(87,246)	(80.2)%
Non-comparable Total Net Revenue	5,756	17,366	(11,610)	(66.9)%
Total Net Revenue	27,301	126,157	(98,856)	(78.4)%
Compulsory tips	930	5,082	(4,152)	(81.7)%
Cost Reimbursements	505	1,586	(1,081)	(68.2)%
Total revenue	$28,736	$132,825	$(104,089)	(78.4)%

Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended September 30, 2020 decreased $87.2 million, or 80.2%, compared to the three months ended September 30, 2019. These decreases are due to the closures or reduced occupancy at all of our resorts during the third quarter as a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Direct expenses	$35,679	$87,252	$(51,573)	(59.1)%
Less: compulsory tips	930	5,082	(4,152)	(81.7)%
Net Direct Expenses	$34,749	$82,170	$(47,421)	(57.7)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $34.7 million, or 127.3% of Total Net Revenue, for the three months ended September 30, 2020 and $82.2 million, or 65.1% of Total Net Revenue, for the three months ended September 30, 2019.
Net Direct Expenses for the three months ended September 30, 2020 decreased $47.4 million, or 57.7%, compared to the three months ended September 30, 2019. Net Direct Expenses at our comparable properties decreased $41.2 million, or 60.3%, compared to the three months ended September 30, 2019. Net Direct Expenses decreases are due to the closures or reduced occupancy at all of our resorts during the third quarter and cost cutting measures taken in response to the COVID-19 pandemic. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase/decrease as a result of changes in revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$4,876	$20,063	$(15,187)	(75.7)%
Salaries and wages	16,610	31,341	(14,731)	(47.0)%
Repairs and maintenance	2,426	4,231	(1,805)	(42.7)%
Utilities and sewerage	5,242	9,657	(4,415)	(45.7)%
Licenses and property taxes	477	611	(134)	(21.9)%
Incentive and management fees (1)	(437)	874	(1,311)	(150.0)%
Franchise / license fees	1,151	4,850	(3,699)	(76.3)%
Transportation and travel expenses	592	1,076	(484)	(45.0)%
Laundry and cleaning expenses	665	1,188	(523)	(44.0)%
Property and equipment rental expense	34	494	(460)	(93.1)%
Entertainment expenses and decoration	586	1,704	(1,118)	(65.6)%
Office supplies	122	257	(135)	(52.5)%
Other operational expenses	2,405	5,824	(3,419)	(58.7)%
Total Net Direct Expenses	$34,749	$82,170	$(47,421)	(57.7)%
Comparable Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$3,710	$16,704	$(12,994)	(77.8)%
Salaries and wages	13,166	25,766	(12,600)	(48.9)%
Repairs and maintenance	2,009	3,278	(1,269)	(38.7)%
Utilities and sewerage	4,032	7,890	(3,858)	(48.9)%
Licenses and property taxes	177	458	(281)	(61.4)%
Incentive and management fees (1)	(437)	890	(1,327)	(149.1)%
Franchise / license fees	975	4,485	(3,510)	(78.3)%
Transportation and travel expenses	346	886	(540)	(60.9)%
Laundry and cleaning expenses	564	892	(328)	(36.8)%
Property and equipment rental expense	13	403	(390)	(96.8)%
Entertainment expenses and decoration	487	1,550	(1,063)	(68.6)%
Office supplies	103	216	(113)	(52.3)%
Other operational expenses	1,941	4,882	(2,941)	(60.2)%
Total Net Direct Expenses	$27,086	$68,300	$(41,214)	(60.3)%
________
(1)    Reduction to Net Direct Expenses for the three months ended September 30, 2020 was a result of gross operating losses of our resorts that incur incentive and management fees to third-parties.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2020 decreased $7.8 million, or 25.4%, compared to the three months ended September 30, 2019. These decreases were driven by the closures and reduced occupancy at all our resorts during the third quarter and cost cutting measures taken in response to the COVID-19 pandemic. These closures and cost cutting measures drove a $6.1 million decrease in advertising and commissions, a $0.9 million decrease in property selling, general and administrative expenses, a $0.8 million decrease in transaction expenses and a $0.9 million decrease in professional fees. These decreases were offset by an increase of $1.3 million in insurance expense.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2020 decreased $6.9 million, or 23.5%, compared to the three months ended September 30, 2019. The decrease was due to a $8.6 million decrease at our 2019 renovation properties, Hilton Playa del Carmen All-Inclusive Resort and Hilton La Romana All-Inclusive Resort that incurred accelerated depreciation in 2019 and a $1.6 million decrease due to no longer holding in our portfolio Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020. This decrease was partially offset by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019, which accounted for a $3.1 million increase.
Impairment Loss
Our impairment loss for the three months ended September 30, 2020 increased $0.9 million, or 100.0%, compared to the three months ended September 30, 2019. The increase resulted from the correction of an immaterial error for acquired property and equipment from the business combination with Sagicor in 2018. For further details see Note 14 to our Condensed Consolidated Financial Statements.
Interest Expense
Our interest expense for the three months ended September 30, 2020 increased $10.0 million, or 101.0%, as compared to the three months ended September 30, 2019. The increase in interest expense was driven primarily by $3.6 million capitalized interest recorded in the three months ended September 30, 2019 related to our development projects in 2019. For the three months ended September 30, 2020, we did not record any capitalized interest. Additionally, our interest expense increased $2.2 million and $2.6 million, respectively, due to the additional senior secured credit facility and property loan agreement executed on June 12, 2020. Finally, our interest expense increased $0.6 million due to draws on our Revolving Credit Facility.
Cash interest paid, excluding the effects of capitalized interest, increased $5.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Cash interest paid increased $2.3 million and $2.0 million, respectively, due to the additional senior secured credit facility and property loan agreement executed on June 12, 2020 and $0.6 million due to draws on our Revolving Credit Facility. As of September 30, 2020, the total amount outstanding under our Revolving Credit Facility was $84.7 million.
Income Tax Provision
For the three months ended September 30, 2020, our income tax provision was $5.3 million, compared to a $1.5 million income tax provision for the three months ended September 30, 2019. See further details in Note 5 to our Condensed Consolidated Financial Statements.

Results of Operations
Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change	% Change
Revenue
Package	$176,062	$416,978	$(240,916)	(57.8)%
Non-package	28,336	68,975	(40,639)	(58.9)%
Management fees	635	1,568	(933)	(59.5)%
Cost reimbursements	1,913	5,123	(3,210)	(62.7)%
Total revenue	206,946	492,644	(285,698)	(58.0)%
Direct and selling, general and administrative expenses
Direct	153,957	273,577	(119,620)	(43.7)%
Selling, general and administrative	76,514	94,647	(18,133)	(19.2)%
Pre-opening	—	548	(548)	(100.0)%
Depreciation and amortization	69,877	77,636	(7,759)	(10.0)%
Reimbursed costs	1,913	5,123	(3,210)	(62.7)%
Impairment loss	42,308	—	42,308	100.0%
Loss on sale of assets	1,729	—	1,729	100.0%
Gain on insurance proceeds	(3,170)	—	(3,170)	100.0%
Direct and selling, general and administrative expenses	343,128	451,531	(108,403)	(24.0)%
Operating (loss) income	(136,182)	41,113	(177,295)	(431.2)%
Interest expense	(61,844)	(34,796)	(27,048)	77.7%
Other income (expense)	1,171	(2,775)	3,946	(142.2)%
Net (loss) income before tax	(196,855)	3,542	(200,397)	(5,657.7)%
Income tax benefit	8,237	10,025	(1,788)	(17.8)%
Net (loss) income	$(188,618)	$13,567	$(202,185)	(1,490.3)%
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
Our comparable portfolio for the nine months ended September 30, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	26.4%	78.5%	(52.1)	pts	(66.4)%
Net Package ADR	$294.33	$263.99	$30.34		11.5%
Net Package RevPAR	$77.58	$207.22	$(129.64)		(62.6)%
	($ in thousands)
Net Package Revenue	$170,211	$401,637	$(231,426)		(57.6)%
Net Non-package Revenue	28,143	67,347	(39,204)		(58.2)%
Management Fee Revenue	635	1,568	(933)		(59.5)%
Total Net Revenue	198,989	470,552	(271,563)		(57.7)%
Adjusted EBITDA	$(7,195)	$130,673	$(137,868)		(105.5)%
Adjusted EBITDA Margin	(3.6)%	27.8%	(31.4)	pts	(112.9)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	27.7%	80.8%	(53.1)	pts	(65.7)%
Net Package ADR	$297.84	$271.21	$26.63		9.8%
Net Package RevPAR	$82.46	$219.03	$(136.57)		(62.4)%
	($ in thousands)
Net Package Revenue	$128,153	$338,885	$(210,732)		(62.2)%
Net Non-package Revenue	22,029	56,216	(34,187)		(60.8)%
Management Fee Revenue	635	1,568	(933)		(59.5)%
Total Net Revenue	150,817	396,669	(245,852)		(62.0)%
Adjusted EBITDA	$(7,921)	$112,127	$(120,048)		(107.1)%
Adjusted EBITDA Margin	(5.3)%	28.3%	(33.6)	pts	(118.7)%
Total Revenue and Total Net Revenue
Our total revenue for the nine months ended September 30, 2020 decreased $285.7 million, or 58.0%, compared to the nine months ended September 30, 2019. Our Total Net Revenue for the nine months ended September 30, 2020 decreased $271.6 million, or 57.7%, compared to the nine months ended September 30, 2019. These decreases are due to the closures and reduced occupancy at all of our resorts during the second and third quarters as a result of the COVID-19 pandemic. Total Net Revenue for the nine months ended September 30, 2020 includes a $2.9 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Net Package Revenue and Net Package ADR. Excluding this adjustment, Net Package Revenue would be $167.3 million and Net Package ADR would be $289.96, representing a decrease of 58.3% and an increase of 9.8%, respectively for the nine months ended September 30, 2020.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$128,153	$338,885	$(210,732)	(62.2)%
Non-comparable Net Package Revenue	42,058	62,752	(20,694)	(33.0)%
Net Package Revenue	170,211	401,637	(231,426)	(57.6)%

Net Non-package Revenue
Comparable Net Non-package Revenue	22,029	56,216	(34,187)	(60.8)%
Non-comparable Net Non-package Revenue	6,114	11,131	(5,017)	(45.1)%
Net Non-package Revenue	28,143	67,347	(39,204)	(58.2)%

Management Fee Revenue
Comparable Management Fee Revenue	635	1,568	(933)	(59.5)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	635	1,568	(933)	(59.5)%

Total Net Revenue
Comparable Total Net Revenue	150,817	396,669	(245,852)	(62.0)%
Non-comparable Total Net Revenue	48,172	73,883	(25,711)	(34.8)%
Total Net Revenue	198,989	470,552	(271,563)	(57.7)%
Compulsory tips	6,044	16,969	(10,925)	(64.4)%
Cost Reimbursements	1,913	5,123	(3,210)	(62.7)%
Total revenue	$206,946	$492,644	$(285,698)	(58.0)%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the nine months ended September 30, 2020 decreased $245.9 million, or 62.0%, compared to the nine months ended September 30, 2019. This decrease is due to the closures and reduced occupancy at all of our resorts during the second and third quarters, a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Direct expenses	$153,957	$273,577	$(119,620)	(43.7)%
Less: compulsory tips	6,044	16,969	(10,925)	(64.4)%
Net Direct Expenses	$147,913	$256,608	$(108,695)	(42.4)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $147.9 million, or 74.3%, of Total Net Revenue for the nine months ended September 30, 2020 and $256.6 million, or 54.5%, of Total Net Revenue for the nine months ended September 30, 2019.
Net Direct Expenses for the nine months ended September 30, 2020 decreased $108.7 million, or 42.4%, compared to the nine months ended September 30, 2019. Net Direct Expenses at our comparable properties decreased $99.2 million, or 46.9%, compared to the nine months ended September 30, 2019 due to the closures and reduced occupancy at all of our resorts during the second and third quarters and cost cutting measures taken in response to the COVID-19 pandemic. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase/decrease as a result of changes in revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$26,468	$62,925	$(36,457)	(57.9)%
Salaries and wages	65,618	95,701	(30,083)	(31.4)%
Repairs and maintenance	8,087	12,212	(4,125)	(33.8)%
Utilities and sewerage	18,217	28,172	(9,955)	(35.3)%
Licenses and property taxes	2,174	2,436	(262)	(10.8)%
Incentive and management fees	987	5,336	(4,349)	(81.5)%
Franchise / license fees	9,386	17,150	(7,764)	(45.3)%
Transportation and travel expenses	2,041	3,535	(1,494)	(42.3)%
Laundry and cleaning expenses	2,140	3,498	(1,358)	(38.8)%
Property and equipment rental expense	836	2,404	(1,568)	(65.2)%
Entertainment expenses and decoration	2,622	5,391	(2,769)	(51.4)%
Office supplies	431	1,126	(695)	(61.7)%
Other operational expenses	8,906	16,722	(7,816)	(46.7)%
Total Net Direct Expenses	$147,913	$256,608	$(108,695)	(42.4)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$19,060	$51,395	$(32,335)	(62.9)%
Salaries and wages	51,163	78,194	(27,031)	(34.6)%
Repairs and maintenance	6,241	9,698	(3,457)	(35.6)%
Utilities and sewerage	13,289	22,699	(9,410)	(41.5)%
Licenses and property taxes	1,466	1,638	(172)	(10.5)%
Incentive and management fees	987	5,433	(4,446)	(81.8)%
Franchise / license fees	7,176	15,301	(8,125)	(53.1)%
Transportation and travel expenses	1,250	2,706	(1,456)	(53.8)%
Laundry and cleaning expenses	1,590	2,583	(993)	(38.4)%
Property and equipment rental expense	691	1,926	(1,235)	(64.1)%
Entertainment expenses and decoration	2,052	4,833	(2,781)	(57.5)%
Office supplies	342	981	(639)	(65.1)%
Other operational expenses	6,960	14,046	(7,086)	(50.4)%
Total Net Direct Expenses	$112,267	$211,433	$(99,166)	(46.9)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2020 decreased $18.1 million, or 19.2%, compared to the nine months ended September 30, 2019. These decreases are due to the closures and reduced occupancy at all of our resorts during the second and third quarter. Cost cutting measures were taken in response to the COVID-19 pandemic, which drove a decrease of $16.5 million in advertising and commissions, a $3.1 million decrease in transaction expenses and a $2.7 million decrease in property selling, general and administrative expenses. These decreases were offset by an increase of $2.9 million in insurance expense and a $1.3 million increase in share-based compensation.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2020 decreased $7.8 million, or 10.0%, compared to the nine months ended September 30, 2019. The decrease was due to a $13.5 million decrease at our 2019 renovation properties, Hilton Playa del Carmen All-Inclusive Resort and Hilton La Romana All-Inclusive Resort that incurred accelerated depreciation in 2019 and a $2.6 million decrease due to our dispositions of Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020. This decrease was partially offset by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019, which accounted for an $8.0 million increase.
Impairment Loss
Our impairment loss for the nine months ended September 30, 2020 increased $42.3 million, or 100.0%, compared to the nine months ended September 30, 2019. The increase was driven by $25.3 million of property and equipment impairment recognized upon classification of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark as held for sale (see Note 4 to our Condensed Consolidated Financial Statements). The remaining increase was due to goodwill impairment resulting from the decrease in forecasted future cash flows in the first quarter of 2020 from the temporary suspension of operations from COVID-19 and a $0.9 million correction of an immaterial error for acquired property and equipment from the business combination with Sagicor in 2018 recognized in the third quarter of 2020 (see Note 14 to our Condensed Consolidated Financial Statements).
Interest Expense
Our interest expense for the nine months ended September 30, 2020 increased $27.0 million, or 77.7%, compared to the nine months ended September 30, 2019. The increase in interest expense was driven primarily by a $9.5 million increase due to the change in fair value of our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive (loss) income. Due to the drop in interest rates, our cash flow hedge was deemed ineffective and dedesignated in March 2020, resulting in recognizing the change in fair value of our interest rate swaps through interest expense. Additionally, our interest expense increased due to $8.5 million of capitalized interest recorded in the nine months ended September 30, 2019 for our development projects in 2019. For the nine months ended September 30, 2020, we did not record any capitalized interest. Finally, our interest expense increased $2.7 million and $2.8 million, respectively, due to the additional senior secured credit facility and property loan agreement executed on June 12, 2020 and $1.8 million due to draws on our Revolving Credit Facility.
Cash interest paid, excluding the effects of capitalized interest, increased $6.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Cash interest paid increased $2.3 million and $2.0 million, respectively, due to the additional senior secured credit facility and property loan agreement executed on June 12, 2020 and $1.8 million due to additional interest from draws on the Revolving Credit Facility. As of September 30, 2020, the total amount outstanding under our Revolving Credit Facility was $84.7 million.
Income Tax Benefit
For the nine months ended September 30, 2020, our income tax benefit was $8.2 million, compared to a $10.0 million income tax benefit for the nine months ended September 30, 2019. See further details in Note 5 to our Condensed Consolidated Financial Statements.
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
•Net Package Revenue

•Net Non-package Revenue
•Owned Net Revenue
•Management Fee Revenue
•Total Net Revenue
•Occupancy
•Net Package ADR
•Net Package RevPAR
•Adjusted EBITDA
•Adjusted EBITDA Margin
•Owned Resort EBITDA
•Owned Resort EBITDA Margin
•Comparable Non-U.S. GAAP Measures
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and nine months ended September 30, 2020 and 2019, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
Net Package ADR
“Net Package ADR” represents total Net Package Revenue for a period divided by the total number of rooms sold during such period. Net Package ADR trends and patterns provide useful information concerning the pricing environment and the nature of the guest base of our portfolio or comparable portfolio, as applicable. Net Package ADR is a commonly used performance measure in the all-inclusive segment of the lodging industry and is commonly used to assess the stated rates that guests are willing to pay through various distribution channels.
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
EBITDA, Adjusted EBITDA, Owned Resort EBITDA, Owned Resort EBITDA Margin and Adjusted EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income or loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:
•Other income or expense
•Pre-opening expense
•Transaction expenses
•Severance expense
•Other tax expense
•Gain on property damage insurance proceeds
•Share-based compensation
•Loss on extinguishment of debt
•Other items, which may include but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms and impairment losses.
We include the non-service cost components of net periodic pension cost or benefit recorded within other income or expense in the Condensed Consolidated Statements of Operations in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
We also believe that Adjusted EBITDA is useful to investors for two principal reasons. First, we believe Adjusted EBITDA assists investors in comparing our performance over various reporting periods on a consistent basis by removing from our operating results the impact of items that do not reflect our core operating performance. For example, changes in foreign exchange rates (which are the principal driver of changes in other income or expense), and expenses related to capital raising, strategic initiatives and other corporate initiatives, such as expansion into new markets (which are the principal drivers of changes in transaction expenses), are not indicative of the operating performance of our resorts. The other adjustments included in our definition of Adjusted EBITDA relate to items that occur infrequently and therefore would obstruct the comparability of our operating results over reporting periods. For example, revenue from insurance policies, other than business interruption insurance policies, is infrequent in nature, and we believe excluding these expense and revenue items permits investors to better evaluate the core operating performance of our resorts over time. We believe Adjusted EBITDA Margin provides our investors a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful.
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
Our comparable resorts for the three and nine months ended September 30, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended September 30, 2020 and 2019
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$17,351	$50,996	$(33,645)	(66.0)%
Pacific Coast	773	17,404	(16,631)	(95.6)%
Dominican Republic	2,453	14,585	(12,132)	(83.2)%
Jamaica	6,458	43,075	(36,617)	(85.0)%
Segment Owned Net Revenue	27,035	126,060	(99,025)	(78.6)%
Other	258	14	244	1,742.9%
Management fees	8	83	(75)	(90.4)%
Total Net Revenue	$27,301	$126,157	$(98,856)	(78.4)%

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$(1,820)	$13,777	$(15,597)	(113.2)%
Pacific Coast	(2,330)	4,495	(6,825)	(151.8)%
Dominican Republic	(6,296)	(1,201)	(5,095)	424.2%
Jamaica	(7,473)	8,802	(16,275)	(184.9)%
Segment Owned Resort EBITDA	(17,919)	25,873	(43,792)	(169.3)%
Other corporate	(8,205)	(10,126)	1,921	(19.0)%
Management fees	8	83	(75)	(90.4)%
Total Adjusted EBITDA	$(26,116)	$15,830	$(41,946)	(265.0)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended September 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	19.7%	85.3%	(65.6)	pts	(76.9)%
Net Package ADR	$288.40	$225.21	$63.19		28.1%
Net Package RevPAR	$56.94	$192.00	$(135.06)		(70.3)%
	($ in thousands)
Net Package Revenue	$14,259	$44,292	$(30,033)		(67.8)%
Net Non-package Revenue	3,092	6,704	(3,612)		(53.9)%
Owned Net Revenue	17,351	50,996	(33,645)		(66.0)%
Owned Resort EBITDA	$(1,820)	$13,777	$(15,597)		(113.2)%
Owned Resort EBITDA Margin	(10.5)%	27.0%	(37.5)	pts	(138.9)%
Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	19.2%	85.2%	(66.0)	pts	(77.5)%
Net Package ADR	$296.16	$227.14	$69.02		30.4%
Net Package RevPAR	$56.91	$193.56	$(136.65)		(70.6)%
	($ in thousands)
Net Package Revenue	$11,508	$39,140	$(27,632)		(70.6)%
Net Non-package Revenue	2,376	5,685	(3,309)		(58.2)%
Owned Net Revenue	13,884	44,825	(30,941)		(69.0)%
Owned Resort EBITDA	$(1,157)	$13,423	$(14,580)		(108.6)%
Owned Resort EBITDA Margin	(8.3)%	29.9%	(38.2)	pts	(127.8)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2020 decreased $30.9 million, or 69.0%, compared to the three months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts in the third quarter in response to the COVID-19 pandemic. Comparable Owned Net Revenue during the third quarter includes a $1.4 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Comparable Net Package Revenue and Comparable Net Package ADR. Excluding this adjustment, Comparable Net Package Revenue would be $10.1 million, representing a decrease of 74.1% for the three months ended September 30, 2020. Comparable Net Package ADR would be $260.61 and Comparable Net Package RevPAR would be $50.08, representing an increase of 14.7% and a decrease of 74.1%, respectively for the three months ended September 30, 2020.
Total segment Owned Net Revenue during the third quarter includes a $2.0 million favorable VAT tax adjustment. Excluding this adjustment, Net Package Revenue would be $12.2 million, representing a decrease of 72.4% for the three months ended September 30, 2020. Net Package ADR would be $247.49 and Net Package RevPAR would be $48.86, representing an increase of 9.9% and a decrease of 74.6%, respectively for the three months ended September 30, 2020.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2020 decreased $14.6 million, or 108.6%, compared to the three months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts in the third quarter in response to the COVID-19 pandemic.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended September 30, 2020 and 2019 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	1.0%	76.1%	(75.1)	pts	(98.7)%
Net Package ADR	$578.90	$236.24	$342.66		145.0%
Net Package RevPAR	$6.01	$179.66	$(173.65)		(96.7)%
	($ in thousands)
Net Package Revenue	$512	$15,306	$(14,794)		(96.7)%
Net Non-package Revenue	261	2,098	(1,837)		(87.6)%
Owned Net Revenue	773	17,404	(16,631)		(95.6)%
Owned Resort EBITDA	$(2,330)	$4,495	$(6,825)		(151.8)%
Owned Resort EBITDA Margin	(301.4)%	25.8%	(327.2)	pts	(1,268.2)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2020 decreased $16.6 million, or 95.6%, compared to the three months ended September 30, 2019. These decreases are a result of the temporary suspension of operations at both resorts in this segment during the third quarter in response to the COVID-19 pandemic. Owned Net Revenue during the third quarter includes a $0.3 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Owned Net Revenue and Net Package ADR. Excluding this adjustment, Owned Net Revenue would be $0.2 million representing a decrease of 98.8% for the three months ended September 30, 2020. Net Package ADR would be $203.13 and Net Package RevPAR would be $2.11, representing a decrease of 14.0% and a decrease of 98.8%, respectively for the three months ended September 30, 2020.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2020 decreased $6.8 million, or 151.8%, compared to the three months ended September 30, 2019. These decreases are a result of the temporary suspension of operations at both resorts in this segment during the third quarter in response to the COVID-19 pandemic.
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended September 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	2.9%	54.9%	(52.0)	pts	(94.7)%
Net Package ADR	$268.25	$156.30	$111.95		71.6%
Net Package RevPAR	$7.76	$85.85	$(78.09)		(91.0)%
	($ in thousands)
Net Package Revenue	$1,889	$11,658	$(9,769)		(83.8)%
Net Non-package Revenue	564	2,927	(2,363)		(80.7)%
Owned Net Revenue	2,453	14,585	(12,132)		(83.2)%
Owned Resort EBITDA	$(6,296)	$(1,201)	$(5,095)		424.2%
Owned Resort EBITDA Margin	(256.7)%	(8.2)%	(248.5)	pts	3,030.5%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	—%	59.6%	(59.6)	pts	(100.0)%
Net Package ADR	$—	$153.45	$(153.45)		(100.0)%
Net Package RevPAR	$—	$91.53	$(91.53)		(100.0)%
	($ in thousands)
Net Package Revenue	$(6)	$9,431	$(9,437)		(100.1)%
Net Non-package Revenue	87	2,502	(2,415)		(96.5)%
Owned Net Revenue	81	11,933	(11,852)		(99.3)%
Owned Resort EBITDA	$(1,599)	$811	$(2,410)		(297.2)%
Owned Resort EBITDA Margin	(1,974.1)%	6.8%	(1,980.9)	pts	(29,130.9)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2020 decreased $11.9 million, or 99.3%, compared to the three months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts in the third quarter in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2020 decreased $2.4 million, or 297.2%, compared to the three months ended September 30, 2019.These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts in the third quarter in response to the COVID-19 pandemic.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended September 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	16.6%	78.3%	(61.7)	pts	(78.8)%
Net Package ADR	$236.94	$254.72	$(17.78)		(7.0)%
Net Package RevPAR	$39.23	$199.40	$(160.17)		(80.3)%
	($ in thousands)
Net Package Revenue	$5,153	$35,698	$(30,545)		(85.6)%
Net Non-package Revenue	1,305	7,377	(6,072)		(82.3)%
Owned Net Revenue	6,458	43,075	(36,617)		(85.0)%
Owned Resort EBITDA	$(7,473)	$8,802	$(16,275)		(184.9)%
Owned Resort EBITDA Margin	(115.7)%	20.4%	(136.1)	pts	(667.2)%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	16.6%	77.5%	(60.9)	pts	(78.6)%
Net Package ADR	$244.74	$282.45	$(37.71)		(13.4)%
Net Package RevPAR	$40.52	$219.00	$(178.48)		(81.5)%
	($ in thousands)
Net Package Revenue	$5,323	$28,772	$(23,449)		(81.5)%
Net Non-package Revenue	1,218	5,760	(4,542)		(78.9)%
Owned Net Revenue	6,541	34,532	(27,991)		(81.1)%
Owned Resort EBITDA	$(6,768)	$7,348	$(14,116)		(192.1)%
Owned Resort EBITDA Margin	(103.5)%	21.3%	(124.8)	pts	(585.9)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2020 decreased $28.0 million, or 81.1%, compared to the three months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts in the third quarter in response to the COVID-19 pandemic. Comparable Owned Net Revenue during the third quarter includes a $0.5 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Comparable Net Package Revenue and Comparable Net Package ADR. Excluding this adjustment, Comparable Net Package Revenue would be $4.8 million representing a decrease of 83.3% for the three months ended September 30, 2020. Comparable Net Package ADR would be $221.32 and Comparable Net Package RevPAR would be $36.64, representing a decrease of 21.6% and a decrease of 83.3%, respectively for the three months ended September 30, 2020.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2020 decreased $14.1 million, or 192.1%, compared to the three months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts in the third quarter in response to the COVID-19 pandemic.
Segment Results
Nine Months Ended September 30, 2020 and 2019
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$79,689	$180,981	$(101,292)	(56.0)%
Pacific Coast	21,854	65,061	(43,207)	(66.4)%
Dominican Republic	38,060	70,226	(32,166)	(45.8)%
Jamaica	58,458	152,686	(94,228)	(61.7)%
Segment Owned Net Revenue	198,061	468,954	(270,893)	(57.8)%
Other	293	30	263	876.7%
Management Fee Revenue	635	1,568	(933)	(59.5)%
Total Net Revenue	$198,989	$470,552	$(271,563)	(57.7)%

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$15,111	$67,087	$(51,976)	(77.5)%
Pacific Coast	3,726	25,451	(21,725)	(85.4)%
Dominican Republic	(3,388)	17,305	(20,693)	(119.6)%
Jamaica	3,503	47,781	(44,278)	(92.7)%
Segment Owned Resort EBITDA	18,952	157,624	(138,672)	(88.0)%
Other corporate	(26,782)	(28,519)	1,737	(6.1)%
Management Fee Revenue	635	1,568	(933)	(59.5)%
Total Adjusted EBITDA	$(7,195)	$130,673	$(137,868)	(105.5)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the nine months ended September 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	31.2%	84.9%	(53.7)	pts	(63.3)%
Net Package ADR	$296.21	$261.93	$34.28		13.1%
Net Package RevPAR	$92.48	$222.42	$(129.94)		(58.4)%
	($ in thousands)
Net Package Revenue	$68,978	$158,487	$(89,509)		(56.5)%
Net Non-package Revenue	10,711	22,494	(11,783)		(52.4)%
Owned Net Revenue	79,689	180,981	(101,292)		(56.0)%
Owned Resort EBITDA	$15,111	$67,087	$(51,976)		(77.5)%
Owned Resort EBITDA Margin	19.0%	37.1%	(18.1)	pts	(48.8)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	31.3%	85.4%	(54.1)	pts	(63.3)%
Net Package ADR	$296.33	$262.09	$34.24		13.1%
Net Package RevPAR	$92.68	$223.78	$(131.10)		(58.6)%
	($ in thousands)
Net Package Revenue	$55,818	$134,198	$(78,380)		(58.4)%
Net Non-package Revenue	8,420	18,779	(10,359)		(55.2)%
Owned Net Revenue	64,238	152,977	(88,739)		(58.0)%
Owned Resort EBITDA	$11,913	$57,695	$(45,782)		(79.4)%
Owned Resort EBITDA Margin	18.5%	37.7%	(19.2)	pts	(50.9)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2020 decreased $88.7 million, or 58.0%, compared to the nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic. Comparable Owned Net Revenue during the third quarter includes a $1.4 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Comparable Net Package Revenue and Comparable Net Package ADR. Excluding this adjustment, Comparable Net Package Revenue would be $54.4 million representing a decrease of 59.4% for the nine months ended September 30, 2020. Comparable Net Package ADR would be $289.00 and Comparable Net Package RevPAR would be $90.39, representing an increase of 10.3% and a decrease of 59.6%, respectively for the nine months ended September 30, 2020.
Total segment Owned Net Revenue during the third quarter includes a $2.0 million favorable VAT tax adjustment. Excluding this adjustment, Net Package Revenue would be $67.0 million, representing a decrease of 57.8% for the nine months ended September 30, 2020. Net Package ADR would be $287.53 and Net Package RevPAR would be $89.77, representing an increase of 9.8% and a decrease of 59.6%, respectively for the nine months ended September 30, 2020.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2020 decreased $45.8 million, or 79.4%, compared to the nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the nine months ended September 30, 2020 and 2019 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	21.1%	76.2%	(55.1)	pts	(72.3)%
Net Package ADR	$346.49	$292.73	$53.76		18.4%
Net Package RevPAR	$73.05	$222.92	$(149.87)		(67.2)%
	($ in thousands)
Net Package Revenue	$18,533	$56,354	$(37,821)		(67.1)%
Net Non-package Revenue	3,321	8,707	(5,386)		(61.9)%
Owned Net Revenue	21,854	65,061	(43,207)		(66.4)%
Owned Resort EBITDA	$3,726	$25,451	$(21,725)		(85.4)%
Owned Resort EBITDA Margin	17.0%	39.1%	(22.1)	pts	(56.5)%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2020 decreased $43.2 million, or 66.4%, nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic. Owned Net Revenue during the third quarter includes a $0.3 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Owned Net Revenue and Net Package ADR. Excluding this adjustment, Owned Net Revenue would be $18.2 million representing a decrease of 67.7% for the nine months ended September 30, 2020. Net Package ADR would be $340.27 and Net Package RevPAR would be $71.73, representing an increase of 16.2% and a decrease of 67.8%, respectively for the nine months ended September 30, 2020.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2020 decreased $21.7 million, or 85.4%, compared to the nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the nine months ended September 30, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	20.0%	66.9%	(46.9)	pts	(70.1)%
Net Package ADR	$228.09	$196.91	$31.18		15.8%
Net Package RevPAR	$45.61	$131.77	$(86.16)		(65.4)%
	($ in thousands)
Net Package Revenue	$33,041	$58,304	$(25,263)		(43.3)%
Net Non-package Revenue	5,019	11,922	(6,903)		(57.9)%
Owned Net Revenue	38,060	70,226	(32,166)		(45.8)%
Owned Resort EBITDA	$(3,388)	$17,305	$(20,693)		(119.6)%
Owned Resort EBITDA Margin	(8.9)%	24.6%	(33.5)	pts	(136.2)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	24.4%	76.1%	(51.7)	pts	(67.9)%
Net Package ADR	$180.29	$197.27	$(16.98)		(8.6)%
Net Package RevPAR	$43.95	$150.12	$(106.17)		(70.7)%
	($ in thousands)
Net Package Revenue	$13,487	$45,899	$(32,412)		(70.6)%
Net Non-package Revenue	2,666	9,550	(6,884)		(72.1)%
Owned Net Revenue	16,153	55,449	(39,296)		(70.9)%
Owned Resort EBITDA	$1,188	$16,787	$(15,599)		(92.9)%
Owned Resort EBITDA Margin	7.4%	30.3%	(22.9)	pts	(75.6)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2020 decreased $39.3 million, or 70.9%, compared to the nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2020 decreased $15.6 million, or 92.9%, compared to the nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the nine months ended September 30, 2020 and 2019 for the total segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	31.3%	80.6%	(49.3)	pts	(61.2)%
Net Package ADR	$337.62	$300.38	$37.24		12.4%
Net Package RevPAR	$105.66	$242.26	$(136.60)		(56.4)%
	($ in thousands)
Net Package Revenue	$49,659	$128,492	$(78,833)		(61.4)%
Net Non-package Revenue	8,799	24,194	(15,395)		(63.6)%
Owned Net Revenue	58,458	152,686	(94,228)		(61.7)%
Owned Resort EBITDA	$3,503	$47,781	$(44,278)		(92.7)%
Owned Resort EBITDA Margin	6.0%	31.3%	(25.3)	pts	(80.8)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	29.0%	80.3%	(51.3)	pts	(63.9)%
Net Package ADR	$354.84	$327.96	$26.88		8.2%
Net Package RevPAR	$103.04	$263.34	$(160.30)		(60.9)%
	($ in thousands)
Net Package Revenue	$40,315	$102,434	(62,119)		(60.6)%
Net Non-package Revenue	7,329	19,150	(11,821)		(61.7)%
Owned Net Revenue	47,644	121,584	(73,940)		(60.8)%
Owned Resort EBITDA	$1,399	$39,145	$(37,746)		(96.4)%
Owned Resort EBITDA Margin	2.9%	32.2%	(29.3)	pts	(91.0)%

Segment Comparable Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2020 decreased $73.9 million, or 60.8%, compared to the nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic. Comparable Owned Net Revenue during the third quarter includes a $0.5 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable adjustment to Comparable Net Package Revenue and Comparable Net Package ADR. Excluding this adjustment, Comparable Net Package Revenue would be $39.8 million representing a decrease of 61.1% for the nine months ended September 30, 2020. Comparable Net Package ADR would be $350.35 and Comparable Net Package RevPAR would be $101.73, representing an increase of 6.8% and a decrease of 61.4%, respectively for the nine months ended September 30, 2020.
Segment Comparable Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2020 decreased $37.7 million, or 96.4%, compared to the nine months ended September 30, 2019. These decreases are a result of the temporary suspension or reduced occupancy at all of our resorts during the second and third quarters in response to the COVID-19 pandemic.

Non-U.S. GAAP Financial Measures
Reconciliation of Net (Loss) Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(78,604)	$(30,461)	$(188,618)	$13,567
Interest expense	19,973	9,936	61,844	34,796
Income tax provision (benefit)	5,299	1,530	(8,237)	(10,025)
Depreciation and amortization	22,518	29,417	69,877	77,636
EBITDA	(30,814)	10,422	(65,134)	115,974
Other (income) expense (a)	(224)	2,537	(1,171)	2,775
Share-based compensation	1,925	1,850	7,867	6,612
Pre-opening expenses	—	257	—	548
Transaction expense (b)	541	1,253	1,416	4,493
Severance expense (c)	1,448	6	3,892	139
Other tax (income) expense (d)	(170)	(318)	298	484
Impairment loss (e)	867	—	42,308	—
Loss on sale of assets	—	—	1,729	—
Non-service cost components of net periodic pension benefit (cost) (f)	311	(177)	1,600	(352)
Adjusted EBITDA	(26,116)	15,830	(7,195)	130,673
Other corporate	8,205	10,126	26,782	28,519
Management fee income	(8)	(83)	(635)	(1,568)
Owned Resort EBITDA	(17,919)	25,873	18,952	157,624
Less: Non-comparable Owned Resort EBITDA	(6,065)	(204)	726	18,546
Comparable Owned Resort EBITDA (g)	$(11,854)	$26,077	$18,226	$139,078
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
(e)    Represents the property and equipment impairment loss related to the sale of Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark and the impairment loss on the goodwill of our Jewel Paradise Cove Beach Resort & Spa, Jewel Dunn's River Beach Resort and Jewel Runaway Bay Beach Resort & Waterpark reporting units.
(f)    Represents the non-service cost components of net periodic pension benefit (cost) recorded within other income (expense) in the Condensed Consolidated Statement of Operations. Previously, these amounts were presented within direct expense. We include these benefits (costs) for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
(g)    Comparable resorts for the three and nine months ended September 30, 2020 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
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
Liquidity and Capital Resources
The suspension of operations of all of our resorts, which account for all of our revenue, as a result of the COVID-19 pandemic from late March until July 2020, and the phased re-opening thereafter, has had a significant adverse effect on our liquidity. Our net cash used in operating activities for the nine months ended September 30, 2020 was $60.6 million and we expect to have negative cash flows from operations for the fourth quarter of 2020 and that our cash flows from operations will be adversely affected for the duration of the COVID-19 pandemic. As of October 31, 2020, we had approximately $177.6 million of available cash excluding $23.7 million of restricted cash. See “Impact of COVID-19 Pandemic” above for information regarding the measures we have taken to preserve our available cash.
As of September 30, 2020, we had $195.5 million of available cash, excluding restricted cash, down from $251.0 million as of June 30, 2020. The reduction in available cash was attributable to cash used in operations in July, August and September 2020 of $18.0 million, $15.4 million and $16.2 million, respectively, development capital expenditures of $6.9 million and maintenance capital expenditures of $2.2 million, partially offset by $3.2 million of business interruption insurance proceeds.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. As of September 30, 2020, we had $23.1 million of scheduled contractual obligations remaining in 2020. We have deferred substantially all development, expansion, renovation, repositioning and rebranding projects until at least 2021, with timing subject to the duration of the COVID-19 pandemic and the pace at which our business returns to more normalized levels.
We expect to meet our short-term liquidity requirements generally through existing cash balances, the sale of non-core assets and, if necessary, additional borrowings or equity issuances. On June 12, 2020, we announced that we had raised $224.0 million of additional capital from affiliates of Davidson Kempner Capital Management LP in the form of $204.0 million of additional debt financing and $20.0 million of equity financing at a price of $4.10 per share. In addition, in May 2020 we sold Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark for a total consideration of $60.0 million in cash during the second quarter of 2020.
Long-term liquidity needs may include property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of September 30, 2020, our total debt obligations were $1,269.9 million (which represents the principal amounts outstanding under our Revolving Credit Facility, Term Loans, Property Loan and Financing lease obligations, excluding a $6.0 million issuance discount on our Term Loan and $11.1 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(60,552)	$93,050
Net cash provided by (used in) investing activities	$37,724	$(163,356)
Net cash provided by (used in) financing activities	$224,999	$(17,882)
Net Cash Provided by Operating Activities
Our net cash (used in) provided by operating activities is generated primarily from operating (loss or) income from our resorts. For the nine months ended September 30, 2020, our net cash used in operating activities was $60.6 million. For the nine months ended September 30, 2019 our net cash provided by operating activities was $93.1 million.
•Net loss of $188.6 million for the nine months ended September 30, 2020 included significant non-cash expenses, including $69.9 million of depreciation and amortization, $42.3 million of impairment losses, $7.9 million of share-based compensation, and a $9.7 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.
•Net income of $13.6 million for the nine months ended September 30, 2019 included significant non-cash and cash expenses, including $77.6 million of depreciation and amortization, $6.6 million of share based compensation, and a $0.2 million loss on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.
Net Cash Provided by or Used in Investing Activities
For the nine months ended September 30, 2020, our net cash provided by investing activities was $37.7 million. For the nine months ended September 30, 2019 our net cash used in financing activities was $163.4 million.
Activity for the nine months ended September 30, 2020:
•Net proceeds from the sale of assets of $58.5 million;
•Purchases of property and equipment of $28.8 million;
◦Includes $18.1 million in payments for prior year non-cash purchases of property and equipment;
•Purchase of intangibles of $0.5 million; and
•Receipt of key money of $8.5 million.
Activity for the nine months ended September 30, 2019:
•Purchases of property and equipment of $165.5 million;
•Purchase of intangibles of $2.5 million;
•Property damage insurance proceeds of $2.0 million; and
•Receipt of key money of $2.5 million.
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise and license agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets, including expenditures for the replacement, improvement or expansion of existing capital assets (i.e., maintenance capital expenditures), differ from ongoing repair and maintenance expense items, which do not in our judgment extend the service life or increase the capacity of assets and are charged to expense as incurred. We have approval rights over capital expenditures made by our third-party manager as part of the annual budget process for each property they manage. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other resorts in our markets. Due to the impacts of the COVID-19 pandemic on our liquidity, we have deferred all non-critical capital expenditures for the remainder of the year.

Net Cash Used in and Provided by Financing Activities
Our net cash provided by financing activities was $225.0 million for the nine months ended September 30, 2020 compared to $17.9 million in cash used in financing activities for the nine months ended September 30, 2019.
Activity for the nine months ended September 30, 2020:
•Net proceeds from debt issuance of $199.6 million;
•Proceeds from borrowings on our Revolving Credit Facility of $40.0 million;
•Net proceeds from equity issuance of $19.6 million;
•Principal payments on our Term Loan of $7.6 million;
•Issuance costs of debt of $8.7 million;
•Repayments on our Revolving Credit Facility of $15.3 million; and
•Repurchases of ordinary shares of $2.5 million.
Activity for the nine months ended September 30, 2019:
•Principal payments on our Term Loan of $7.6 million; and
•Repurchases of ordinary shares of $10.3 million.
Share Repurchases
On December 14, 2018, our Board authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first quarter of 2020, we purchased 340,109 ordinary shares at an average price of $7.35 per share. We did not repurchase any shares during the second or third quarter of 2020. We have purchased a total of 2,178,837 shares and there was approximately $83.5 million remaining under our share repurchase authorization as of September 30, 2020. As part of our cash preservation efforts given our liquidity position as a result of the COVID-19 pandemic, we have suspended repurchases of our ordinary shares under our share repurchase program until we have more visibility into the longer-term impact of COVID-19 and economic conditions improve.
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
i.replace the total net leverage ratio requirement of the financial covenant with a minimum liquidity test until September 30, 2021 (the “Relief Period”);
ii.modify the financial covenant for certain test dates after the Relief Period; and
iii.add certain restrictions on, among other things, the incurrence of additional debt and making of investments, dispositions and restricted payments during the Relief Period.
Additional Credit Facility
On June 12, 2020, we entered into an additional senior secured credit facility with an average interest rate of 9.25% that matures on April 27, 2024 and ranks pari passu with the Existing Credit Agreement (the “Additional Credit Facility”). The Additional Credit Facility consists of the following term loans:
i.$35.0 million term loan at fixed rate of 11.4777% (the “Term A1 Loan”);
ii.$31.0 million term loan at fixed rate of 11.4777% (the “Term A2 Loan”); and
iii.$28.0 million term loan at our option of either a base rate plus a margin of 2.00% or LIBOR plus 3.00% (the “Term A3 Loan”). Term A3 Loan is subject to a 1.0% floor consistent with the Existing Credit Agreement.
We intend to use the proceeds from the Additional Credit Facility for general corporate purposes. The obligations under the Additional Credit Facility are collateralized in a manner that is substantially identical to the Existing Credit Agreement.
Prior to the maturity date, the Additional Credit Facility does not require principal payments, but does include mandatory prepayment requirements for the Term A3 Loan that are consistent with the Existing Credit Agreement. Mandatory prepayments are required for certain asset sales, casualty events and condemnation events that are not reinvested in our business where our total net leverage ratio is above 4.00x. We may not voluntarily prepay any portion of the Additional Credit Facility prior to June 2023 without paying a make-whole premium equal to 100% of the interest that would have otherwise accrued from the date of such payment through June 2022 plus 50% of the interest that otherwise would have accrued from June 2022 to June 2023. Subsequent to June 2023, we may prepay any portion of the Additional Credit Facility without penalty.

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
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Condensed Consolidated Balance Sheet, which had a balance of $27.6 million as of September 30, 2020.
Contractual Obligations
As of September 30, 2020, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in debt, and related requirements, described below.
Total debt increased $223.5 million from $1,046.4 million as of December 31, 2019 to $1,269.9 million as of September 30, 2020. This increase was driven by an increase in the amount outstanding on our Revolving Credit Facility, additional proceeds from Term Loans, addition of a Property Loan and the recognition of a financing lease (see Note 11), which was offset by scheduled principal payments on our Term Loan. We do not anticipate making any further payments on our Revolving Credit Facility in 2020.
Additionally, in connection with the terms of the Existing Credit Agreement, we are required to use the net proceeds from the sale of assets to prepay the proportionate balance on our Senior Secured Credit Facility if our net leverage ratio is above 4.00x. In May 2022, we anticipate that we will prepay the net proceeds, which was $50.3 million as of September 30, 2020, from the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark less incremental transaction costs and capital expenditures incurred across our portfolio leading up to the prepayment date.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and nine months ended September 30, 2020 and 2019.
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
Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities including our pension obligation and debt (excluding the financing lease obligation). See Note 13, “Fair value of financial instruments,” to our Condensed Consolidated Financial Statements for more information.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of September 30, 2020, 23% of our outstanding indebtedness bore interest at floating rates and 77% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.2 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $84.7 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $0.1 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $84.7 million and given the current LIBOR rate our debt can not fall below the 1% LIBOR floor.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2020 approximately 3.3% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 81% of our operating expenses for the nine months ended September 30, 2020 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2020 would have impacted our net income before tax by approximately $3.5 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2020 would have impacted our net income before tax by approximately $1.7 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2020 would have impacted our net income before tax by approximately $2.5 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

The outbreak of the coronavirus (COVID-19) pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. As a result, the pandemic has significantly disrupted global travel, and has adversely impacted global commercial activity across the travel, lodging and hospitality industries. The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and has resulted in a global economic contraction.

The effects of the COVID-19 pandemic on the hospitality industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Due to the rapid and broad spread of the virus and in response to related governmental restrictions and advisories, reductions in scheduled airline services and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts in late March 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As a result of the suspension of operations at all of our resorts, we had no revenues from resort operations in the second quarter of 2020. Currently, 18 out of our 21 resorts have reopened and we anticipate opening the remaining resorts during the fourth quarter of 2020. However, we have experienced severely reduced occupancy at the resorts that have reopened due to the effects of the pandemic. We cannot predict when the effects of the pandemic will subside, or if there will be a resurgence of the virus, and thus we cannot predict whether our opened resorts will be permitted to remain open or when our business at opened resorts will return to normalized levels. The longer and more severe the pandemic, and if there are repeat or cyclical outbreaks of the COVID-19 virus beyond the one being currently experienced, the greater the material adverse effect will be on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

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

Additional risks to our business relating to the COVID-19 pandemic include the following:
•We have substantial debt outstanding currently, and our ability to service our significant financial obligations depends on our ability to generate significant cash flow from operations. Our cash flow from operations has been materially reduced as a result of the temporary suspension of operations and reduced occupancy at our resorts and will continue to be materially reduced as long as operations at some of our resorts remain suspended or opened resorts are operating at well-below historical levels. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our revolving credit facility, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to pay our debts and other obligations and fund our other liquidity needs;
•The agreements which govern our various debt obligations impose restrictions on our business, including certain covenants under our revolving credit facility which currently prevent additional draws on the facility and may materially impact our liquidity and financial position;

•Commercial airline service has been reduced or suspended to many of the regions in which our resorts are located. If scheduled airline service does not increase or return to normal levels once our resorts are re-opened it could have a material adverse effect on our resort revenues;
•The economic fallout from the effects of the pandemic on the regions in which our resorts are located could result in increases in crime, theft, vandalism and other safety and health concerns in these areas that could directly impact our resorts or could result in the perception of such risks among prospective guests, which could lead to decreased future demand for our resorts;
•We have been and may continue to be required to recognize significant non-cash impairment charges as a result of material reductions in our cash flows from operations;
•We may be subject to increased risks related to employee matters, including increased employment litigation and claims for severance or other benefits tied to terminations or furloughs as a result of the suspension of operations at our resorts prompted by the effects of the pandemic; and
•In order to raise additional capital to fund our operations and service our indebtedness, we have issued equity securities and we may need to issue additional equity securities in the future at prices that may be dilutive to existing stockholders and that may be below what we believe to be the intrinsic value of our ordinary shares.
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss) (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 4, 2020	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 4, 2020	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)