Form 10-K
period 2020-12-31
Playa Hotels & Resorts N.V.
filed 2021-03-04
CIK 1692412

v4.5
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
 _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NO. 001-38012
 Playa Hotels & Resorts N.V.
(Exact name of registrant as specified in its charter)

The	Netherlands	98-1346104
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

Nieuwezijds Voorburgwal 104
1012 SG	Amsterdam,	the	Netherlands	Not Applicable
(Address of Principal Executive Offices)				(Zip Code)
+ 31 20 571 12 02
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, €0.10 par value	PLYA	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $211.4 million (based upon the closing sale price of the registrant's ordinary shares on June 30, 2020 on the NASDAQ).

As of February 26, 2021, there were 164,029,575 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2021 annual general meeting of shareholders to be held on May 13, 2021.

FORWARD-LOOKING STATEMENTS
This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect our current views with respect to, among other things, our capital resources, portfolio performance, results of operations, liquidity and financial condition. Likewise, our consolidated financial statements and all of our statements regarding anticipated growth in our operations, anticipated market conditions, demographics and results of operations are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Currently, some of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements are the adverse effects of the current coronavirus (COVID-19) pandemic on our financial condition, liquidity, results of operations and prospects, reductions in service by the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we temporarily suspended operations at all of our resorts from March 2020 until July 2020, and reopened all but one of them throughout the rest of 2020. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the pandemic, the government actions taken to contain the pandemic or mitigate its impact, the speed, effectiveness and distribution of vaccines and treatment therapies, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates and consumer discretionary spending, among others. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
•our ability to obtain and maintain financing arrangements on attractive terms or at all;
•our ability to obtain and maintain ample liquidity to fund operations and service debt;
•the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;

•the ability of our guests to reach our resorts given government mandated travel restrictions, as well as the demand for our resorts resulting from government mandated safety protocols and health concerns;
•the effectiveness of our internal controls and our corporate policies and procedures and the success and timing of the remediation efforts for the material weakness that we identified in our internal control over financial reporting;
•changes in personnel and availability of qualified personnel;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;
•outbreak of widespread contagious diseases other than COVID-19;
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
Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our shareholders to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.
•The effects of the ongoing COVID-19 pandemic are having a significant material adverse effect on our business, results of operations, cash flows and financial condition and if the pandemic is long-lasting these effects could be severe.
•General economic uncertainty and weak demand in the lodging industry could have a material adverse effect on us.
•We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies such as hurricanes, which could have a material adverse effect on us.
•Terrorist acts, armed conflict, civil unrest, criminal activity and threats thereof, and other international events impacting the security of travel or the perception of security of travel could adversely affect the demand for travel generally and demand for vacation packages at our resorts, which could have a material adverse effect on us.
•Our relationship with Hyatt may deteriorate and disputes between Hyatt and us may arise. The Hyatt relationship is important to our business and, if it deteriorates, the value of our portfolio could decline significantly, and it could have a material adverse effect on us.
•Our right of first offer in the Hyatt Strategic Alliance Agreement will expire on December 31, 2021 and certain provisions of our Hyatt franchise agreements impose certain restrictions on us, and such agreements are terminable under certain circumstances, any of which could have a material adverse effect on us.
•Our relationship with Hilton may deteriorate and disputes between Hilton and us may arise. The Hilton relationship is important to our business and, if it deteriorates, the value of our portfolio could decline significantly, and it could have a material adverse effect on us.
•Our right of first offer in the Hilton Strategic Alliance Agreement will expire on August 7, 2023, and could be terminated earlier by Hilton if we fail to meet certain development milestones, and certain provisions of our Hilton Strategic Alliance Agreement impose certain restrictions on us, any of which could have a material adverse effect on us.

•The success of four of our current resorts, as well as the eight Hilton all-inclusive resorts that we have committed to open under the Strategic Alliance Agreement, will depend substantially on the success of the Hilton all-inclusive resort brand.
•We are exposed to fluctuations in currency exchange rates.
•We rely on a third party, AMResorts, to manage two of our resorts and we can provide no assurance that AMResorts will manage these resorts successfully or that AMResorts will not be subject to conflicts harmful to our interests.
•Our resort development, acquisition, expansion, repositioning and rebranding projects will be subject to timing, budgeting and other risks, which could have a material adverse effect on us.
•Climate change may adversely affect our business, which could materially and adversely affect us.
•Our insurance may not be adequate to cover our potential losses, liabilities and damages and we may not be able to secure insurance to cover all of our risks, which could have a material adverse effect on us.
•Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations and cash flows.
•A significant number of our employees are unionized, and if labor negotiations or work stoppages were to disrupt our operations, it could have a material adverse effect on us.
•Many of our guests rely on a combination of scheduled commercial airline services and tour operator services for passenger connections, and price increases or service changes by airlines or tour operators could have a material adverse effect on us.
•The ongoing need for capital expenditures at our resorts could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
•We have substantial debt outstanding currently and may incur additional debt in the future. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our business.
•The agreements which govern our various debt obligations impose restrictions on our business and limit our ability to undertake certain actions.
•Our variable rate indebtedness is priced using a spread over the London Interbank Offered Rate (“LIBOR”) and subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us, which could have a material adverse effect on us.
•We have identified a material weakness in our internal control over financial reporting relating to taxes as of December 31, 2020 and 2019. As a result, we have an increased risk of a material misstatement in our consolidated financial statements, and our internal control over financial reporting was not effective as of such dates.
•Some of the resorts in our portfolio located in Mexico were constructed and renovated without certain approvals. The authority granted to the Mexican government is plenary and we can give no assurance it will not exercise its authority to impose fines, remediation measures or close part or all of the related resort(s).
•The seasonality and cyclical nature of the lodging industry could have a material adverse effect on us.
•The increasing use of Internet travel intermediaries by consumers could have a material adverse effect on us.
•Cyber risk and the failure to maintain the integrity of internal or guest data could harm our reputation and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions or lawsuits.
•Information technology systems, software or website failures or interruptions could have a material adverse effect on our business or results of operations.
•We could be exposed to liabilities under the FCPA and other anti-corruption laws and regulations, including non-U.S. laws, any of which could have a material adverse impact on us.
•Our existing resorts and resorts that we may acquire may contain or develop harmful mold that could lead to liability for adverse health effects and costs of remediating the problem, either of which could have a material adverse effect on us.
•Illiquidity of real estate investments could significantly impede our ability to sell resorts or otherwise respond to adverse changes in the performance of our resorts, which could have a material adverse effect on us.

•We could incur significant costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on us.
•The rights of our shareholders and the duties of our directors are governed by Dutch law, our Articles of Association and internal rules and policies adopted by our board of directors (the “Board”), and differ in some important respects from the rights of shareholders and the duties of members of a board of directors of a U.S. corporation.
•Each of Farallon Capital Management, L.L.C., Sagicor and Hyatt own a significant portion of our ordinary shares and have representation on our Board. Any of these investors may have interests that differ from those of other shareholders.
•Provisions of our Articles of Association or Dutch corporate law might deter or discourage acquisition bids for us that shareholders might consider to be favorable and prevent or frustrate any attempt to replace or remove our Board at the time of such acquisition bid.
•If, based on Mexican law, the accounting value of our ordinary shares is derived more than 50% from property in Mexico, it could result in the imposition of tax on a selling shareholder who is not eligible to claim benefits under the income tax treaty between Mexico and the United States or under any other favorable income tax treaty with Mexico.
Explanatory Note
On June 1, 2018, we completed a business combination with certain companies affiliated with Sagicor Group Jamaica Limited (collectively “Sagicor”) whereby Sagicor contributed to us a portfolio of all-inclusive resorts, developable land sites and certain intangible assets (collectively the “Sagicor Assets”). Previously, the resorts we acquired from Sagicor were managed by an external third-party but we assumed management of these resorts upon the closing of the transaction. Consideration for the Sagicor Assets consisted of 20,000,000 of our ordinary shares and $93.1 million in cash. Our financial statements and other financial information include the consolidation of the Sagicor Assets from June 2, 2018 to December 31, 2020.

PART I
Item 1. Business.
Overview

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2020, we owned and/or managed a total portfolio consisting of 21 resorts (8,172 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa’s strategy is to leverage its globally recognized brand partnerships in order to capitalize on the gap between the 14% U.S. brand-affiliated room supply in the regions in which we operate and the nearly 40% of visitors that come to these regions from the U.S. We believe that this strategy should position us to generate attractive returns for our shareholders and enhance the lives of our associates and the communities in which we operate.

We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. We believe that our resorts have a competitive advantage due to their location, brand affiliations, extensive amenities, scale and design. Our portfolio is comprised of all-inclusive resorts that share some combination of the following characteristics:
•Prime beachfront locations;
•Globally recognized U.S. brand partners;
•Convenient air access from a number of North American and other international gateway markets;
•Strategic locations in popular vacation destinations in countries with strong government commitments to tourism;
•High quality physical condition; and
•Capacity for further revenues and earnings growth through incremental renovation or repositioning opportunities.

Our all-inclusive resorts provide guests an attractive vacation experience that offers both compelling value and price certainty, while at the same time providing Playa more predictable revenue, expense and occupancy rates than traditional full-service hotel business models. Generally, all-inclusive guests book and pay further in advance, resulting in lower cancellation rates and incremental sales of upgrades, premium services and amenities not included in the all-inclusive package pricing.

We have strategic relationships with both Hyatt Hotels Corporation (“Hyatt”) and Hilton Worldwide Holdings, Inc. (“Hilton”) , two of the preeminent globally recognized hotel brands. We believe that Hyatt’s and Hilton’s selection of Playa as its strategic partner in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America provides us with unique advantages, including the following:
•Access to worldwide reservation systems, global marketing scale, and over 135 million combined hotel loyalty members to drive revenue growth;
•Higher propensity for guests to book direct, which results in significantly improved returns over bookings from online tour operators;
•Lower customer acquisition costs, and higher net Average Daily Rates (ADRs);
•Higher net asset value for branded resorts affiliated with global franchisors;
•Brand partners are a second set of eyes, focused on maximizing returns;
•Immediate customer recognition for a new or converted resort;
•Exposure to new consumers, who may not be familiar with the all-inclusive model;
•Access to guests from different regions, creating a better segmentation mix, reducing the risk from an owner’s perspective;
•Stronger marketing and public relations presence;
•Branded resorts tend to reduce price sensitivity and encourage purchase decisions, resulting in higher revenues;
•Branded resorts, on average, have higher occupancy than non-branded resorts;
•Branded resorts have higher rates of group business; and
•Branded resorts have lower failure rates.

We have an exclusive agreement with Panama Jack International, Inc. (“Panama Jack”), a consumer products company that focuses on resort clothes and furnishings and sun care products, that provides us with the right to develop and own and/or manage all-inclusive resorts under the Panama Jack brand in certain regions. We currently own two resorts operated under the Panama Jack Brand. Other resorts in our portfolio operate under the Dreams, Jewel and Sanctuary brands.

In the fourth quarter of 2019, we completed and opened our first ever ground-up development project, the 750-room Hyatt Ziva and Hyatt Zilara Cap Cana. We also completed significant renovation work at the 524-room Hilton Playa del Carmen All-Inclusive Resort, 356-room Hilton La Romana All-Inclusive Adult Resort and the 418-room Hilton La Romana All-Inclusive Family Resort during the fourth quarter of 2019 as part of the rebranding and conversion of those respective resorts.

We consider each of our resorts to be an operating segment, none of which meets the threshold for a reportable segment. For further discussion about our operating segments and financial information about the geographic regions in which we operate, please see Segment Results in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to the accompanying Consolidated Financial Statements.

Impact of COVID-19

The COVID-19 pandemic and the public health measures that have been undertaken in response have had and continue to have a significant adverse impact on the global economy, the travel and hospitality industries and our business starting in the first quarter of 2020. Refer to Part II, Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 Pandemic for a discussion of the impact COVID-19 is having on our business, results of operations and financial condition.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other owners, operators, developers and acquirers of all-inclusive resorts:

•Premier Collection of All-Inclusive Resorts in Highly Desirable Locations. We believe that our portfolio represents a premier collection of all-inclusive resorts. Our award-winning resorts are located in prime beachfront locations in popular vacation destinations, including Cancún, Playa del Carmen, Puerto Vallarta and Los Cabos in Mexico, Punta Cana and La Romana in the Dominican Republic and Montego Bay in Jamaica. Guests may conveniently access our resorts from a number of North American and other international gateway markets.
•Diversified Portfolio of All-Inclusive Resorts. We currently offer our guests resorts located in four main geographic markets and across a range of price points, which we believe helps foster loyalty among our guests and drive repeat business. We operate resorts under seven distinct brands. Having multiple brands to offer owners and developers is essential to our ability to secure management agreements and attractive acquisitions since having a portfolio of brands mitigates the risks of brand-on-brand supply growth and subsequent cannibalization and expands our addressable market.
•Exclusive Focus on the All-Inclusive Model. We believe the all-inclusive resort model is increasing in popularity as more people come to appreciate the benefits of a high-quality vacation experience that offers value, ease of planning and a high degree of cost certainty. Because our guests have pre-purchased their vacation packages, we also have the opportunity to earn incremental revenue if our guests purchase upgrades, premium services and amenities that are not included in the all-inclusive package.
•Integrated and Scalable Operating Platform. We believe we have developed a scalable resort management platform designed to improve operating efficiency at the 18 resorts we currently manage. Our platform enables us to integrate additional resorts we may acquire, manage resorts owned by third-parties and potentially internalize the management of the two resorts we own but do not manage. Our platform also enables managers of each of our key functions, including sales, marketing and resort management, to observe, analyze, share and respond to trends throughout our portfolio. As a result, we are able to implement management initiatives on a real-time, portfolio-wide basis.
•Strategic Relationship with Hyatt to Develop All-Inclusive Resorts. Our strategic relationship with Hyatt under our Hyatt Strategic Alliance Agreement, as amended, provides us with a range of benefits, including the right to operate certain of our existing resorts under the Hyatt Ziva and Hyatt Zilara brands (the “Hyatt All-Inclusive Resort Brands”) in certain countries and, through December 31, 2021, certain rights with respect to the development and management of future Hyatt All-Inclusive Resort Brands resorts in Mexico, Costa Rica, the Dominican Republic, Jamaica and Panama (the “Market Area”).

The Hyatt Ziva brand is marketed as an all-inclusive resort brand for all-ages and the Hyatt Zilara brand is marketed as an all-inclusive resort brand for adults-only. We believe these brands are currently Hyatt’s primary vehicle for all-inclusive resort growth and demonstrate Hyatt’s commitment to the all-inclusive model. The Hyatt All-Inclusive Resort Brands have access to Hyatt’s low cost and high margin distribution channels, such as Hyatt guests using the World of Hyatt® guest loyalty program (which we understand had approximately 25 million members as of December 31, 2020), Hyatt’s reservation system, Hyatt's mobile application and website and Hyatt’s extensive group sales business. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt and our company and resort websites.
•Strategic Relationship with Hilton to Develop All-Inclusive Resorts. Our strategic alliance with Hilton affords us with the opportunity to leverage our management expertise and obtain access to Hilton’s global portfolio of brands and over 112 million Hilton Honors members as of December 31, 2020. During 2018, we successfully converted two of our resorts into three Hilton all-inclusive resorts, with the potential to convert, develop or manage up to an additional eight resorts in certain locations in the Caribbean, Mexico, and South and Central America by 2025. Our strategic alliance with Hilton further diversifies our portfolio, and we believe enables us to reach more potential guests and reduce our customer acquisition costs.

•Advantageous Exposure to Leisure Travel. Our beachfront resort portfolio skews our customer mix to be composed of approximately 90% leisure travelers. We believe that this concentration positions us to recover faster from the effects of market recessions than many of our lodging peers, as historically the leisure segment of the travel market has tended to rebound faster than the business-oriented segment.
•Focus on Safety Measures. As we adjust to a new operating environment during the COVID-19 pandemic, we have the luxury of having expansive footprints, numerous dining outlets, and predominantly outdoor and open designs at the majority of our resorts, which provides us flexibility to redesign the layout of our resorts with social distancing and safety precautions in mind. Furthermore, we have implemented an enhanced mobile app that incorporates contactless QR codes to augment and facilitate the guest experience at all of our managed properties. We have also incorporated safety practices from our brand partners, government agencies and various health experts to develop our Playa Safe StayTM operating protocols. We believe that our protocols and the association with globally recognized, responsible brands will be a competitive advantage.
•Experienced Leadership with a Proven Track Record. Our senior management team has significant experience in the lodging industry, including operating all-inclusive resorts.
•Bruce Wardinski, our Chief Executive Officer has over 30 years of experience in the hospitality industry, founded our Predecessor and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline Corporation, an independent hotel owner, lessee and manager; and Crestline Capital Corporation, a New York Stock Exchange (“NYSE”) listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, an NYSE-listed owner of upscale full-service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)) and various roles with Marriott International, Inc. As of December 31, 2020, 2.1% of our outstanding ordinary shares were beneficially owned by Mr. Wardinski.
•Greg Maliassas, our Chief Operating Officer, has over 20 years of experience in the hospitality and lodging industry. Mr. Maliassas previously served as Senior Vice President Operations for the luxury brands of Accor Hotels in Central & Eastern Europe, Benelux and Switzerland, overseeing a portfolio of over 45 hotels.
•Kevin Froemming, our Chief Commercial Officer, has over 24 years of experience in the hospitality industry and spent 10 years as the sales and marketing leader of Sandals Resorts International, leading the growth of its two well-known all-inclusive brands, Sandals and Beaches.
•Ryan Hymel, our Chief Financial Officer, has over 18 years of experience working within the hospitality sector. He previously served as Senior Vice President and Treasurer of Playa and has worked at Barceló Crestline Corporation and Crestline Capital Corporation, two hotel and resort owners and operators.
•Tracy Colden, our Executive Vice President and General Counsel, has over 30 years of experience in the hospitality and lodging industry. She previously served as a principal in the Law Offices of Tracy M. J. Colden, as Executive Vice President and General Counsel for Highland Hospitality Corporation, and as Executive Vice President and General Counsel of Crestline Capital Corporation. Ms. Colden was also an Assistant General Counsel at Host Marriott Corporation.

Our Business and Growth Strategies

Since the first quarter of 2020, our primary focus has been on responding to the operational, financial and safety challenges presented by the COVID-19 pandemic and that continues to be our primary focus, along with positioning ourselves to capitalize on what we believe to be significant pent-up demand for leisure travel to our markets when the travel restrictions and public health concerns imposed as a result of COVID-19 recede. As conditions improve, we expect to refocus on our traditional business and growth strategies described below.
    Our goal is to be the leading owner, operator and developer of all-inclusive beachfront resorts in the markets we serve and to generate attractive risk-adjusted returns above our cost of capital and create value for our shareholders by implementing the following business and growth strategies:
•Selectively Pursue Strategic Growth Opportunities. The all-inclusive segment of the lodging industry is highly fragmented. We believe that we are well positioned to grow our portfolio through acquisitions and partnerships in the all-inclusive segment of the lodging industry, such as the acquisition of the Sagicor Assets. We believe that our extensive experience in all-inclusive resort operations, brand relationships, acquisition, expansion, renovation, repositioning and rebranding, established and scalable management platform and ability to offer NASDAQ-listed ordinary shares to potential resort sellers will make us a preferred asset acquirer.
•Secure New Management Agreements. We intend to pursue opportunities to capitalize on our scalable and integrated resort management platform and our expertise and experience with managing all-inclusive resorts, by seeking to manage all-inclusive resorts owned by third parties for a fee and to potentially, over time, internalize the management of the resorts we own that are currently managed by a third-party. We will also look to make minority investments in high return projects to obtain management agreements.
•Utilization of New Technologies and Leverage of Big Data. We utilize numerous technologies aimed at improving guest satisfaction and shareholder returns. We launched a new website in 2018 using a new search engine and metasearch optimization tools aimed at driving direct bookings, our lowest cost customer acquisition channel. As a result, we benefited from more direct business at our Playa-managed resorts in 2019 and 2020. Our percentage of direct stays increased from 25.2% of room nights in 2019 to 37.6% in 2020 and our percentage of direct bookings, including future stays, increased from 30.8% of room nights in 2019 to 47.3% in 2020.
We also launched a new end-to-end technology at select resorts which uses sophisticated algorithms to identify in real-time what upgrades, packages and pricing to offer guests. This enables us to provide guests with several options to enhance their experience, while increasing revenue post-booking. Other new technological innovations underway include our recently launched travel agent portal, which facilitates travel agent bookings without the additional commission layer of a tour and travel operator, as well as the continued launch of our new yield management system, which should maximize guest revenues by optimizing both package rates and channel mix.
Additionally, by virtue of our partnerships with Hyatt and Hilton, we have greatly increased our access to member data and analytics with respect to millions of guests, further enabling us to drive lower customer acquisition costs, bookings and revenues.
•Disposition of non-core assets. We continuously monitor, review and optimize our portfolio to align with our strategic vision and maximize our return on invested capital. As part of this ongoing process, we may sell assets that no longer fit our criteria for capital investment. For example, in May 2020, we completed the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, and in February 2021, we completed the sale of the Dreams Puerto Aventuras. We will look to use proceeds from these and other asset sales to pay down debt, reinvest in projects within our existing portfolio or pursue new growth opportunities.
AMResorts Management Agreements

As of the filing date, two of our resorts (Dreams Punta Cana and Dreams Palm Beach) are operated by AMResorts pursuant to management agreements that contain customary terms and conditions, including those related to fees, termination conditions, capital expenditures, transfers of control of parties or transfers of ownership to competitors, sales of the resorts and non-competition and non-solicitation. The agreement for the Dreams Punta Cana is scheduled to expire in 2022 and the agreement for the Dreams Palm Beach is scheduled to expire in 2025. We pay AMResorts and its affiliates, as operators of these resorts, base management fees and incentive management fees. In addition, we reimburse the operators for some of the costs they incur in the provision of certain centralized services. We may also choose to opportunistically sell one or more of these resorts and redeploy the proceeds from any such sales, subject to certain restrictions under our Senior Secured Credit Facility (as defined below).

On October 31, 2020, we terminated the management agreement for the Capri Resort, formerly known as the Secrets Capri, with AMResorts, and the resort has been closed since then. In connection with the termination, we agreed to extend the term of the management agreement for Dreams Palm Beach to February 2025.

On February 5, 2021, we completed the sale of the Dreams Puerto Aventuras, which was managed by AMResorts.

Vacation Package Distribution Channels and Sales and Reservations

Our experienced sales and marketing team uses a strategic sales and marketing program across a variety of distribution channels through which our all-inclusive vacation packages are sold. Key components of this sales and marketing program include:

•Developing programs aimed at targeting consumers directly through:

◦Our company and resort websites;

◦The Hyatt website and toll free reservation telephone numbers;

◦The World of Hyatt® guest loyalty program;

◦The Hilton website and toll free reservation system;

◦The Hilton Honors guest loyalty program; and

◦Our toll free reservation system that provides a comprehensive view of inventory in real time, based on demand;

•Targeting the primary tour operators and the wholesale market for transient business with a scalable program that supports shoulder and lower rate seasons while seeking to maximize revenue during high season, which also includes:

◦Engaging in cooperative marketing programs with leading travel industry participants;

◦Participating in travel agent tour operator promotional campaigns; and

◦Utilizing online travel leaders, such as Expedia and Booking.com, to supplement sales during shoulder and lower rate seasons;

•Targeting group and incentive markets to seek and grow a strong base of corporate and event business;

•Highlighting destination wedding and honeymoon programs;

•Participating in key industry trade shows targeted to the travel agent and wholesale market;

•Engaging in online and social media, including:

◦Search engine optimization;

◦Targeted online and bounce-back advertising;

◦Social media presence via sites such as Facebook, Twitter, Instagram and Pinterest; and

◦Flash sales and special offers for high need periods;

•Monitoring and managing TripAdvisor and other similar consumer sites; and

•Activating a targeted public relations plan to generate media attention-both traditional and new media including travel bloggers who focus on vacation travel to Mexico and the Caribbean.

We also seek luxury transient business to provide high rate business during peak seasons, such as winter and spring holidays, while “bargain hunters” can be targeted through social media for last minute high need periods. This multi-pronged strategy is designed to increase Net Package RevPAR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as generate strong Occupancy through all of the resort seasons.

Competition

We face intense competition for guests from other participants in the all-inclusive segment of the lodging industry and, to a lesser extent, from traditional hotels and resorts that are not all-inclusive. The all-inclusive segment remains a relatively small part of the broadly defined global vacation market that has historically been dominated by hotels and resorts that are not all-inclusive. Our principal competitors include other operators of all-inclusive resorts and resort companies, such as Barceló Hotels & Resorts, RIU Hotels & Resorts, IBEROSTAR Hotels & Resorts, Karisma Hotels & Resorts, AMResorts, Meliá Hotels International, Excellence Resorts, RCD Hotels (Hard Rock Hotels & Resorts), Blue Diamond Resorts and Palace Resorts, as well as some smaller, independent and local owners and operators.

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

Additionally, we compete with other U.S. global brands that have recently entered the all-inclusive segment, such as Marriott International, Inc., for management contracts.

Government Regulation

We have operations and are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulation has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.

See Item 1A. Risk Factors for further information regarding the potential impact of government regulations, including the following risk factors: “We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us, which could have a material adverse effect on us.”; “We could be exposed to liabilities under the FCPA and other anti-corruption laws and regulations, including non-U.S. laws, any of which could have a material adverse impact on us.”; “We could incur significant costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on us.”; The tax laws, rules and regulations (or interpretations thereof) in the jurisdictions in which we operate may change, which could have a material adverse effect on us.”; and “Increases in property taxes would increase our operating costs, which could have a material adverse effect on us.”

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

The COVID-19 pandemic altered this seasonal trend in 2020. See “Impact of COVID-19 Pandemic” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Cyclicality

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel and resort room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and Occupancy, and thus Net Package RevPAR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or increase in lodging supply, could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Further, many of the costs of running a resort are fixed rather than variable. As a result, in an environment of declining revenues the rate of decline in earnings is likely to be higher than the rate of decline in revenues.

The COVID-19 pandemic has significantly impacted the lodging industry in 2020. See “Impact of COVID-19 Pandemic” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Previously Disclosed Information

For additional information about our business, including information about our relationships and agreements with Hyatt, Hilton, and Panama Jack, as well as our insurance and intellectual property, please refer to Part I, Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2019.

Corporate Information

Playa Hotels & Resorts N.V. was organized as a public limited company (naamloze vennootschap) under the laws of the Netherlands in December 2016. Our registered office in the Netherlands is located at Nieuwezijds Voorburgwal 104, 1012 SG Amsterdam. Our telephone number at that address is +31 20 571 12 02. We maintain a website at www.playaresorts.com, which includes additional contact information. All reports that we have filed with the Securities and Exchange Commission (the “SEC”) including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website.

Human Capital Resources

Each and every one of our employees plays an integral role in delivering Service From the Heart to our guests and separating us from our competition. “We take care and motivate our employees—and in turn—they take care of our guests with love” is the Company’s official philosophy. We stand behind this statement of taking care of our employees and continuously make their health and safety our top priority, especially amid the ongoing pandemic.

As a result of the COVID-19 pandemic, we have advanced health and safety measures already in place and implemented new standards and procedures in order to keep employees at all levels of the Company as safe as possible. Furthermore, new standard operating procedures and daily health and safety screenings are in place which include temperature checks and COVID-19 tests. All resort staff is provided with proper personal protective equipment according to their tasks and hygiene conditions. Onsite medical consultants are conveniently available for resort employees at no extra cost. Additionally, health insurance is offered to all employees in each of our locations, for both permanent and contract positions. Employees that are not needed onsite, including corporate employees, are encouraged to work remotely with additional technical support and resources provided as needed.

To financially assist employees affected by the COVID-19 pandemic, at the request of employees throughout the organization, we established the Ernesto Oliver Lopez Memorial Fund in honor of a Playa employee who fell victim to the virus in 2020. Funds donated by employees and community members go directly to Playa employees in need, whether that be providing food and necessities for their family or paying health-related expenses.

All Playa employees undergo a comprehensive orientation and training. In addition to health and safety courses that include a specific course for respiratory disease prevention implemented in 2020, we offer continuous learning and development with courses on Playa’s culture, vision and philosophy, guest satisfaction, performance management for leadership, mentoring and coaching, stress management, emotional intelligence, effective interviewing and talent development, high impact teams, conflict resolution and quality management. For example, one growth and development opportunity for our high-potential employees is a talent program. Specific individuals are prepared for future leadership positions within the organization through hands-on training, mentorship and education. All of our resort leadership teams participate in our talent program in order to allow identified employees to be promoted at their resort, at another resort within the country, or be relocated within the Playa organization. This program allows Playa to acquire the best talent, retain and motivate its employees, and succession plan.

The Company places a tremendous emphasis on health and wellness. Throughout the year, employees participate in educational health seminars, special events such as Breast Cancer Awareness Month and wellness programs both in-person and online, depending on the employee’s location. An emphasis is placed on preventative healthcare with special efforts including a mammogram truck for screenings and onsite flu shot distribution. Further, corporate employees are recognized for preventative health screenings, reading health-related articles and participating in educational wellness-related challenges that include eating a nutritionally balanced diet and increasing physical activity.

In the first quarter of 2020, our Board of Directors created an ESG Committee which has representation from several areas of the organization to obtain a broader reach for idea generation and to effectively promote best practices and cross-collaboration. Our ESG Committee oversees Playa's commitment to incorporating environmental sustainability, social responsibility and governance into our daily operations at all levels with an emphasis on reducing our environmental impact, mitigating risks, improving our communities and driving value for all our stakeholders. Our Board of Directors and our ESG Committee are focused on cultivating an energetic, engaged and passionate culture that helps each of our employees achieve their own personal goals. Playa supports employees through learning and development opportunities, offering a competitive benefits package and spending time discussing performance and goals of each employee and how the Company can support them in their future. Playa employees understand and take advantage of our Open-Door Policy to communicate suggestions and concerns to Playa’s leadership team. We believe that every individual has a voice that adds value to our organization. By listening to our employees, we learn how to constantly improve and make changes to continuously enhance our working environment.

We strive to foster a culture of inclusive growth and provide a respectful and professional workplace to empower all our employees to express what is important to them and to their communities.

Outside of the workplace, we strive to enrich our communities by partnering with local organizations, volunteering and creating opportunities like internship programs and youth career initiatives. One example of how we care for the communities in which our employees work and live includes the sponsorship of a local school in Jamaica to provide necessities, school supplies and computers, construct and improve facilities, and promote self-sustainability. We also contribute through wetlands restoration, constructing homes for employees, assisting local food banks, and supporting children in group homes and people with disabilities.

Although our operations are international in scope, each community has its own unique needs, characteristics and people. We take pride in our positive impact and investments we make in our local communities, including in times of disaster and giving our employees the creative freedom to guide our resources and attention.

As of December 31, 2020, we directly and indirectly employed approximately 8,000 employees worldwide, significantly all of which are located at our resorts and regional offices in Jamaica (1,100), Mexico (4,000), and the Dominican Republic (2,800). We employed approximately 100 employees at our corporate offices in the U.S. and Canada. Due to the negative effects of the COVID-19 pandemic on our operations, we temporarily adjusted our staffing levels at our resorts during 2020 but remain committed to delivering unparalleled Service From the Heart to our guests.
Item 1A. Risk Factors.
Risk Factors
The following discussion summarizes material factors that could make an investment in us speculative or risky and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations, the value of our ordinary shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section entitled “Forward-Looking Statements.”

The effects of the ongoing COVID-19 pandemic are having a significant material adverse effect on our business, results of operations, cash flows and financial condition and if the pandemic is long-lasting these effects could be severe.

The outbreak of the coronavirus (COVID-19) pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, testing requirements, quarantines and shelter-in-place orders. As a result, the pandemic has significantly disrupted global travel, and has adversely impacted global commercial activity across the travel, lodging and hospitality industries. The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and has resulted in a global economic contraction.

The effects of the COVID-19 pandemic on the lodging industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Due to the rapid and broad spread of the virus and in response to related governmental restrictions and advisories, reductions in scheduled airline services and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts in late March 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As a result of the suspension of operations at all of our resorts, we had no revenues from resort operations in the second quarter of 2020 and revenues were below historical levels in the third and fourth quarters of 2020. As of December 31, 2020, all but one of our resorts have reopened. However, we have experienced severely reduced occupancy at the reopened resorts due to the effects of the pandemic, including government imposed restrictions on travel, such as recently imposed re-entry requirements imposed by the U.S. Center for Disease Control. We cannot predict when the effects of the pandemic will subside, how long there will be continuing resurgences of the virus or the effectiveness of vaccines and speed of vaccine distribution, and thus we cannot predict whether our resorts will be permitted to remain open or when our business will return to normalized or even to break-even levels. The longer and more severe the pandemic, and actual or even the possibility of repeat or cyclical outbreaks of the COVID-19 virus, the greater the material adverse effect will be on our business, financial condition, liquidity, results of operations, prospects, access to equity and credit markets and ability to service our indebtedness

There also can be no guarantee that when the effects of the pandemic subside the demand for lodging, and consumer confidence in travel generally, will recover as quickly and fully as other industries. Additionally, the effects of the pandemic have had, and we expect will continue to have, a material adverse effect on our ability to consummate acquisitions and dispositions of resorts and our ability to timely complete planned capital expenditures and other projects.

Additional risks to our business relating to the COVID-19 pandemic include the following:
•We have substantial debt outstanding currently, and our ongoing ability to service our significant financial obligations depends on our ability to generate significant free cash flow from operations. Our cash flow from operations has been materially reduced as a result of the temporary suspension of operations and reduced occupancy at our resorts and will continue to be materially reduced for as long as opened resorts are operating at well-below historical levels or if one or more of our resorts are closed again in the future. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us or permitted under our Revolving Credit Facility or otherwise, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to pay our debts and other obligations and fund our other liquidity needs;
•The agreements which govern our various debt obligations impose restrictions on our business, including certain covenants which limit/prohibit us from incurring additional indebtedness and may materially impact our liquidity and financial condition and could require us to seek to meet capital needs through asset sales or dilutive equity sales;
•Commercial airline service has been reduced or suspended to many of the regions in which our resorts are located. If scheduled airline service does not increase or return to normal levels once our resorts are re-opened it could have a material adverse effect on our resort revenues;
•Adverse changes in our credit and any ratings could have an adverse impact on our interest expense;
•Safety protocols established by certain jurisdictions in which our resorts are located, for example, Jamaica, or re-entry requirements from countries where our guests originate, such as the United States, have made travel to our resorts more challenging and less attractive, adversely affecting demand at our resorts;
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
•We have incurred and will continue to incur additional costs related to sanitation and hygiene requirements, social distancing and other mitigation measures;
•Steps to reduce costs may negatively impact our reputation and guest loyalty, and future demand at our resorts may suffer as a result;
•We may experience disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and

•In order to raise additional capital to fund our operations and service our indebtedness, we have sold assets and issued equity securities and we may need to sell further assets or issue additional equity securities in the future at prices that are below the value of those assets or that may be dilutive to existing shareholders and that may be below what we believe to be the intrinsic value of our ordinary shares.
In addition, our business could be materially and adversely affected by the effect of, or the public perception or a risk of, other pandemic diseases. For example, the outbreaks of severe acute respiratory syndrome (“SARS”) and avian flu in 2003 had a severe impact on the travel industry, and the outbreaks of H1N1 flu in 2009 also had an adverse effect. Cases of the Zika virus have been reported in regions in which our resorts are located. Additionally, the public perception of a risk of another pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our resorts are located, may adversely affect us by reducing demand for our resorts or result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our resorts and could have a material adverse effect on us.
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
Our resorts are concentrated in Mexico (which accounted for 54.3% of our Total Net Revenue as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), Jamaica (26.3% of our Total Net Revenue) and the Dominican Republic (19.0% of our Total Net Revenue) for the year ended December 31, 2020. Damage to these resorts or a disruption of their operations or a reduction of travel to them due to a hurricane or other weather-related or other emergency could adversely impact their revenue, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages. In addition, all of our resorts are located on beach front properties and are particularly susceptible to weather-related emergencies, such as hurricanes, or other marine environmental hazards, such as flooding, pollution or algae blooms.
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
As of the filing date, eight of the 20 resorts in our portfolio are located in Mexico, and Mexico has experienced criminal violence for years, primarily due to the activities of drug cartels and related organized crime. These activities and the possible escalation of violence or other safety concerns, including food and beverage safety concerns, associated with them in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns, could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in violence, crime or civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future, may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects.
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
Under the terms of our franchise agreements with Hyatt (the “Hyatt Resort Agreements”), we are required to meet specified operating standards and other terms and conditions. We expect that Hyatt will periodically inspect our resorts that carry a Hyatt All-Inclusive Resort Brand to ensure that we follow Hyatt’s standards. If we fail to maintain brand standards at one or more of our Hyatt All-Inclusive Resort Brand resorts, or otherwise fail to comply with the terms and conditions of the Hyatt Resort Agreements, then Hyatt could terminate the agreements related to those resorts and potentially all of our Hyatt resorts. Under the terms of the Hyatt franchise agreements, if, among other triggers, (i) the Hyatt franchise agreements for a certain number of Hyatt All-Inclusive Resort Brand resorts are terminated or (ii) certain persons acquire our ordinary shares in excess of a specified percentage and certain mechanisms in our Articles of Association fail to operate to reduce such percentage within thirty (30) days, Hyatt has the right to terminate the Hyatt franchise agreements for all (but not less than all) of our resorts. In that situation, we would be subject to liquidated damage payments to Hyatt, even for those resorts that are in compliance with their Hyatt franchise agreements. If one or more Hyatt franchise agreements is terminated, the underlying value and performance of our related resort(s) could decline significantly from the loss of associated name recognition, participation in the World of Hyatt® guest loyalty program, Hyatt’s reservation system and website, and access to Hyatt group sales business, as well as from the costs of “rebranding” such resorts and the payment of liquidated damages to Hyatt.
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
Pursuant to the Hyatt Strategic Alliance Agreement, which will expire on December 31, 2021, we and Hyatt will provide each other the right of first offer with respect to any Hyatt All-Inclusive Opportunity in the Market Area and the right to receive an introduction to any third party with respect to any management opportunity for us or franchising opportunity for Hyatt, in each case, in the Market Area. However, such right of first offer for Hyatt All-Inclusive Opportunities is conditioned on the originating party’s acquisition of the related property within sixty (60) days of its offer to the receiving party. Accordingly, if, for example, Hyatt determines to acquire such property subsequent to the expiration of the aforementioned sixty (60) day period, it would be free to do so without any obligations to Playa in respect of such property.
Subject to its obligations under the Hyatt Strategic Alliance Agreement, Hyatt is free to develop or license other all-inclusive resorts in the Market Area, even under the Hyatt All-Inclusive Resort Brands. Additionally, outside of the Market Area, Hyatt is free to develop or license other all-inclusive resorts under the Hyatt All-Inclusive Resort Brands and other Hyatt brands at any time. Similarly, subject to our obligations under the Hyatt Strategic Alliance Agreement and the Hyatt Resorts Agreements, we will be allowed to operate any all-inclusive resort under any brand, such as Hilton and Panama Jack, provided that we implement strict informational and operational barriers, including marketing, management, development and strategic planning, between our operations with respect to our operations of such other resorts and our operations with respect to the Hyatt All-Inclusive Resort Brands.
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

The success of eight of our resorts will depend substantially on the success of the Hyatt All-Inclusive Resort Brands, which exposes us to risks associated with concentrating a significant portion of our portfolio in a family of two brands. There is a risk that we and Hyatt may not succeed in marketing the Hyatt All-Inclusive Resort Brands and that we may not receive the anticipated return on the investment incurred in connection with rebranding the eight resorts under the Hyatt All-Inclusive Resort Brands, which could have a material adverse effect on us.
Eight of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands. As a result of this concentration, our success will depend, in part, on the continued success of these brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of Hyatt and its brands is reduced or compromised, the goodwill associated with Hyatt All-Inclusive Resort Brand resorts in our portfolio would likely be adversely affected. Under the Hyatt Resort Agreements, Hyatt provides (or causes to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with Hyatt’s requirements. We cannot assure you that we and Hyatt will be successful in our marketing efforts to grow either Hyatt All-Inclusive Resort Brand. Additionally, we are not permitted under the Hyatt franchise agreements to change the brands of our resorts operating under the Hyatt All-Inclusive Resort Brands for fifteen (15) years (plus any additional years pursuant to Hyatt’s renewal options) after the opening of the relevant resorts as Hyatt All-Inclusive Resort Brand resorts, even if the brands are not successful. As a result, we could be materially and adversely affected if these brands do not succeed.

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
Under our Strategic Alliance Agreement with Hilton, we have a right of first offer to franchise or manage a new Hilton all-inclusive resort under the Hilton all-inclusive resort brand (the “Hilton Brand”) within certain countries located in the Caribbean and Mexico, and certain countries in Central and South America (the “Target Markets”) through August 7, 2023. However, except for the Hilton franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hilton Brand or any other Hilton-sponsored brands. In addition, in the future, Hilton, in its sole discretion and subject to its obligations under the Hilton Strategic Alliance Agreement in the Target Markets, may designate other third parties as authorized operators of resorts, or Hilton may decide to directly operate resorts, under the Hilton Brand or any other Hilton-sponsored brand, whether owned by third parties or Hilton itself.
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
Pursuant to the Hilton Strategic Alliance Agreement, which will expire on August 7, 2023, we have the right of first offer to franchise or manage hotels under the Hilton Brand in the Target Markets, subject to certain conditions set forth in the Hilton Strategic Alliance Agreement. If we do not submit an application to franchise such new hotel within the one hundred fifty (150)-day time period specified in the Hilton Strategic Alliance Agreement, our right of first offer with respect to that particular property will expire. Our application to franchise such hotel remains subject to Hilton’s normal franchise criteria, so there is no guarantee that Hilton will accept our franchise application. In addition, during the one hundred fifty (150)-day period for which our right of first offer remains open for any particular property until the time when Hilton approves or denies our franchise application or our written confirmation to Hilton that we do not intend to submit a franchise application, we may not propose to, negotiate, hold discussions or enter into any agreement with any third party to operate, or authorize the operating of, any independent or non-Brand resorts in the country under consideration. It could take us some time to evaluate a particular opportunity before submitting a franchise application and Hilton would also need time to review and process our franchise application; therefore, this restriction may delay or hinder our ability to pursue other opportunities with non-Hilton brands during this period of time.
Our right of first offer with respect to resorts under the Hilton Brand is also subject to our obligation to open a minimum number of hotels under the Hilton Brand in each Target Market and our achievement of certain development milestones on a year-by-year basis in each Target Market. Pursuant to the terms of the Hilton Strategic Alliance Agreement, if we do not open a total of eight additional Brand resorts by December 31, 2024 (provided that the last hotel in each Target Market may open in 2025), consisting of at least four resorts in the Caribbean and at least four resorts within Mexico, Central and South America, in each case under the Hilton Brand and having at least three hundred fifty (350) guest rooms, Hilton will have the right to terminate the Strategic Alliance Agreement and our right of first offer in the Target Market in which we do not achieve such development obligation may also be terminated by Hilton. In addition, we have agreed to certain development milestones with Hilton, and if we do not open one Brand hotel in each of the specified Target Markets during each calendar year beginning 2021 and ending 2025, then Hilton will have the right to terminate the Strategic Alliance Agreement and our right of first offer in the Target Market in which we do not achieve such development milestones may also be terminated by Hilton. Our inability to meet the applicable development milestones and Hilton’s potential termination of the Strategic Alliance Agreement could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
We are required to obtain Hilton’s consent to issue equity securities under certain circumstances or undergo change of control transactions, which could impede our ability to seek certain strategic opportunities and could have a material adverse effect on us.
Under the terms of the Hilton Strategic Alliance Agreement, Hilton has the right to terminate the Strategic Alliance Agreement if we permit the transfer of any equity interests in Playa (other than equity securities listed on a securities exchange or quoted in a publication or electronic reporting service maintained by the National Association of Securities Dealers, Inc. or comparable organization) without the prior written consent of Hilton. This restriction on our ability to issue securities could hinder our ability to, among other things, acquire properties through the issuance of securities in an offering exempt from registration, as we did in the Sagicor acquisition, without jeopardizing our strategic relationship with Hilton, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Under the terms of the Hilton franchise agreements, we are obligated to undergo certain consent and/or review procedures, including providing Hilton with at least sixty (60) days’ advance written notice and providing Hilton with certain applicable information, before we are permitted to (i) effect the transfer of more than 50% of our equity securities, (ii) undergo a change of control, or (iii) issue securities in a public or private offering that refers to Hilton or the Hilton franchise agreements in the offering materials. If we do not comply with these informational and consent requirements, Hilton has the right to terminate the franchise agreements immediately, without any opportunity for us to cure such breach, and we would be liable to Hilton for liquidated damages. The termination by Hilton of the franchise agreements and our payment of liquidated damages to Hilton could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.

The success of four of our current resorts, as well as the eight Hilton Brand resorts that we have committed to open under the Strategic Alliance Agreement, will depend substantially on the success of the Hilton Brand. There is a risk that we and Hilton may not succeed in marketing the Hilton Brand and that we may not receive the anticipated return on the investment incurred in connection with development or rebranding of our resorts under the Hilton Brand, which could have a material adverse effect on us.
Four of the resorts in our current portfolio bear the name of the Hilton Brand, and we have committed under the Hilton Strategic Alliance Agreement to add an additional eight Hilton Brand resorts before 2025. As a result of this concentration, our success will depend, in part, on the continued success of this brand. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of Hilton and its current or potential brands is reduced or compromised, the goodwill associated with the resorts in our portfolio under the Hilton Brand would likely be adversely affected. Under the Hilton franchise agreements, Hilton provides various marketing services to the relevant resorts, and we are obligated to conduct local and regional marketing, advertising and promotional programs, subject to compliance with Hilton’s requirements. We cannot assure you that we and Hilton will be successful in our marketing efforts to grow the Hilton Brand. Additionally, we are not permitted under the Hilton franchise agreements to change the brands of our resorts operating under the Hilton Brand for fifteen (15) years after the opening of the relevant resorts, even if the Hilton Brand is not successful. As a result, we could be materially and adversely affected if the Hilton Brand does not succeed.

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
The majority of our operating expenses are incurred locally at our resorts and are denominated in Mexican Pesos, Dominican Pesos or Jamaican dollars. The net proceeds from our outstanding debt borrowings were received and are payable by our subsidiaries in U.S. dollars and our functional reporting currency is U.S. dollars. An increase in the relative value of the local currencies, in which we incur our costs at each resort, relative to the U.S. dollar, in which our revenue from each resort is denominated, would adversely affect our results of operations for those resorts. Our current policy is not to hedge against changes in foreign exchange rates and we therefore may be adversely affected by appreciation in the value of other currencies against the U.S. dollar, or to prolonged periods of exchange rate volatility. These fluctuations may negatively impact our financial condition, liquidity and results of operations to the extent we are unable to adjust our pricing accordingly.

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
Furthermore, appreciation of local currencies relative to the U.S. dollar could make fulfillment of our and our subsidiaries’ U.S. dollar denominated obligations, including our subsidiaries' debt service payments, more challenging and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.

We rely on a third party, AMResorts, to manage two of our resorts and we can provide no assurance that AMResorts will manage these resorts successfully or that AMResorts will not be subject to conflicts harmful to our interests.
Pursuant to management agreements with AMResorts, two of our resorts are managed by AMResorts as of the filing date. Absent payment by us of significant termination fees, until the expiration of the management agreements in 2022 for the Dreams Punta Cana and 2025 for the Dreams Palm Beach, we are not able to self-manage these resorts. We can provide no assurance that AMResorts will manage these resorts successfully.
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
We may develop, acquire, expand, reposition or rebrand resorts (such as the two resorts we have rebranded under the Hilton Brand) from time to time as suitable opportunities arise, taking into consideration general economic conditions. To the extent that we determine to develop, acquire, expand, reposition or rebrand resorts, we could be subject to risks associated with, among others:
•construction delays or cost overruns that may increase project costs;
•receipt of zoning, occupancy and other required governmental permits and authorizations;
•strikes or other labor issues;
•development costs incurred for projects that are not pursued to completion;
•investment of substantial capital without, in the case of developed or repositioned resorts, immediate corresponding income;
•results that may not achieve our desired revenue or profit goals;
•acts of nature such as earthquakes, hurricanes, floods or fires that could adversely impact a resort;
•ability to raise capital, including construction or acquisition financing; and
•governmental restrictions on the nature or size of a project.

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
We have been and may continue to be adversely impacted by the consequences of climate change, such as increases in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature, which have resulted and may continue to result in physical damage or a decrease in demand for our properties, all of which are located in coastal beachfront locations that are vulnerable to significant property damage from severe weather events, including hurricanes. Future weather-related events, such as hurricanes, could materially and adversely affect us, including our financial condition, liquidity and results of operations. In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of the properties in order to comply with such regulations. Actual or anticipated losses resulting from the consequences of climate change could also impact the cost or availability of insurance.
Additionally, many of our resorts are beach-front properties that have been exposed to elevated levels of Sargassum seaweed. In recent years, the amount of Sargassum that has washed up onshore in various geographies in Mexico has increased. If not removed promptly, the seaweed can overrun the beach, making it difficult to swim in the water and generating a foul odor if it is allowed to rot. The heightened level of Sargassum in recent years has led to negative media coverage and increased awareness of the potential problem and has required additional operating expenses to remove. Although we do our best to remove the seaweed and prevent the build-up, the exact cause of overgrowth is unknown.
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
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2020, we directly and indirectly employed approximately 8,000 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.
A significant number of our employees are unionized, and if labor negotiations or work stoppages were to disrupt our operations, it could have a material adverse effect on us.
Approximately 41% of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively and we are exposed to the risk of disruptions to our operations. Our results could be adversely affected if future labor negotiations were to disrupt our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we were unable to negotiate labor contracts on reasonable terms, we could be materially and adversely affected, including our results of operations. In addition, our ability to make adjustments to control compensation and benefits costs, rebalance our portfolio or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
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
Our resorts have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. In addition, Hyatt and Hilton will require periodic capital improvements by us as a condition of maintaining the use of their brands. In addition to liquidity risks, these capital improvements may result in declines in revenues while rooms or restaurants are out of service due to capital improvement projects or other risks. The costs of these capital improvements or any of the above noted factors could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
We have substantial debt outstanding currently and may incur additional debt in the future. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our business.
As of December 31, 2020, our total debt obligations were $1,267.3 million which represents the principal amounts outstanding under our term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term
Loan, the “Senior Secured Credit Facility”), our additional senior secured credit facility (the “Additional Credit Facility”), our property loan agreement (the “Property Loan”) and finance lease obligations, excluding $5.6 million of issuance discounts and $10.4 million of unamortized debt issuance costs. In addition, the terms of the Senior Secured Credit Facility will permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
Our substantial debt may have important consequences to you. For instance, it could:
•make it more difficult for us to satisfy our financial obligations;
•require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;
•
•place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources;
•limit our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may adversely affect our operations;
•cause us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;
•limit our ability to make investments or acquisitions, dispose of assets, pay cash dividends or redeem or repurchase shares; and/or
•limit our ability to refinance existing debt or to obtain additional financing required to fund working capital and other business needs, including capital requirements and acquisitions.
Our ability to service our significant financial obligations depends on our ability to generate significant cash flow from operations, which is partially subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, and we cannot assure you that our business will generate cash flow from operations, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to fund our operations, engage in acquisitions, capital improvements or other development activities, pay our debts and other obligations and fund our other liquidity needs. If we are not able to generate sufficient cash flow from operations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all, and any additional debt financing we do obtain may significantly increase our leverage on unfavorable terms. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements and secured lenders could foreclose on their collateral, any of which could have a material adverse effect on us.
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
The agreements which govern our various debt obligations, including the Senior Secured Credit Facility, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:
•incur additional debt;
•pay dividends or repurchase shares or make other distributions to shareholders;
•make investments or acquisitions;
•create liens or use assets as security in other transactions;
•issue guarantees;
•merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
•amend our Articles of Association or bylaws;
•engage in transactions with affiliates; and
•purchase, sell or transfer certain assets.

The Senior Secured Credit Facility, Additional Credit Facility and Property Loan require us to comply with certain financial and other covenants. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, mergers, acquisitions or other corporate opportunities. The breach of any of these covenants could result in a default under the Senior Secured Credit Facility, Additional Credit Facility or Property Loan. An event of default under any of our debt agreements could permit such lenders to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the Revolving Credit Facility. If we are unable to repay debt to our lenders, or are otherwise in default under any provision governing any secured debt obligations, our secured lenders could proceed against us and against any collateral securing that debt.
Our variable rate indebtedness is priced using a spread over the London Interbank Offered Rate (“LIBOR”) and subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
A portion of our borrowings, specifically $289.0 million under our Senior Secured Credit Facility and Additional Credit Facility, bears interest at floating interest rates pegged to LIBOR. On November 30, 2020, the U.S. Federal Reserve Board expressed support for a plan to cease publication of the one week and two month LIBOR rates after December 31, 2021, with the remaining LIBOR rates after June 30, 2023, and encouraged banks to transition away from LIBOR prior to its discontinuance. Accordingly, it is highly likely that the LIBOR indices for the primary LIBOR rates under our Senior Secured Credit Facility and Additional Credit Facility will be discontinued after June 30, 2023, and, until our Senior Secured Credit Facility and Additional Credit Facility are modified to provide for a specific benchmark replacement, it is unclear what rate will thereafter apply to such credit facilities. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. The New York Federal Reserve has been publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), since April 2018 and such rate has been proposed as a replacement of LIBOR by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. While the loan market may eventually adopt SOFR as the replacement for LIBOR, there can be no assurance as to the timing of such adoption. The transition to a new index could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. If LIBOR ceases to exist, we may need to amend the terms of our credit facilities that are indexed to LIBOR to replace with SOFR or such other standard that is established, which could have a material adverse effect on us, including on our cost of funds, access to capital markets and financial results.

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
With respect to the applicable resorts:
•Two of the acquired resorts, Panama Jack Resorts Cancún and Hyatt Zilara Cancún, were built prior to implementation of the MIA in 1988 and, therefore, required no such authorization. However, certain renovations to these resorts were carried out after 1988 without an MIA because the prior owner determined that no authorization was needed pursuant to an exception in the Mexican law. We can give no assurance that the Mexican authorities will have the same interpretation of the applicability of the exception as the prior owner.
•The remaining two resorts, Hilton Playa del Carmen All-Inclusive Resort and Panama Jack Resorts Playa del Carmen, were constructed after 1988 without the required MIA and ETJ authorizations. Notwithstanding the foregoing, those resorts were operated by the prior owner, and since our Predecessor’s acquisition at the time of our Predecessor’s formation transaction have been operated by our Predecessor and us, with no interference in the normal course of business.
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
Under the Regulation (EU) No 575/2013 of the European Parliament and of the Council of June 26, 2013, which took effect on January 1, 2014, as amended by Regulation (EU) 2019/876 (the “CRR”), there is uncertainty regarding how certain key terms in the CRR are to be interpreted.

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
We have identified a material weakness in our internal control over financial reporting related to income taxes as of December 31, 2020 and 2019. As a result, we have an increased risk of a material misstatement in our consolidated financial statements, and our internal control over financial reporting was not effective as of such dates.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified an existing material weakness in our internal control over financial reporting as of December 31, 2020 and 2019, as follows:

•The control activities related to our income tax provision did not operate with a level of precision that would identify a material misstatement (the “Tax Weakness”).
This material weakness increases the risk of a material misstatement in our financial statements, including in this Annual Report on Form 10-K and for the prior periods during which the material weakness existed. We have taken steps to remediate the identified Tax Weakness, however, it will take time for us to develop, implement and test additional controls over financial reporting. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring. Accordingly, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our ordinary shares. See Part II, Item 9A of this Annual Report on Form 10-K for more details about the Tax Weakness and our remediation efforts.
The results of operations of our resorts may be adversely affected by various operating risks common to the lodging industry, including competition, over-supply and dependence on tourism, which could have a material adverse effect on us.
Our resorts are subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:
•the availability of and demand for hotel and resort rooms;
•over-building of hotels and resorts in the markets in which we operate, which results in increased supply and may adversely affect Occupancy and revenues at our resorts;
•pricing strategies of our competitors;
•increases in operating costs due to inflation and other factors that may not be offset by increased room rates or other income;
•international, national, and regional economic and geopolitical conditions;
•the impact of war, crime, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats (including Travel Advisories issued by the U.S. Department of State) and civil unrest;
•
•the impact of any economic or political instability in Mexico due to unsettled political conditions, including civil unrest, widespread criminal activity, acts of terrorism, force majeure, war or other armed conflict, strikes and governmental actions;
•the desirability of particular locations and changes in travel patterns;
•the occurrence of natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, and oil spills;

•events that may be beyond our control that could adversely affect the reputation of one or more of our resorts or that may disproportionately and adversely impact the reputation of our brands or resorts;
•taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures, and costs;
•adverse effects of a downturn in the lodging industry, especially leisure travel and tourism spending;
•changes in interest rates and in the availability, cost and terms of debt financing;
•necessity for periodic capital reinvestment to maintain, repair, expand, renovate and reposition our resorts;
•the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, those associated with privacy, marketing and sales, licensing, labor, employment, the environment, and the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”);
•the availability, cost and other terms of capital to allow us to fund investments in our portfolio and the acquisition of new resorts;
•regional, national and international development of competing resorts;
•increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our guests, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity;
•availability, cost and other terms of insurance;
•organized labor activities, which could cause the diversion of business from resorts involved in labor negotiations, loss of group business, and/or increased labor costs;
•currency exchange fluctuations;
•trademark or intellectual property infringement; and
•risks generally associated with the ownership of hotels, resorts and real estate, as we discuss in detail below.
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
The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel and resort room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and Occupancy, and thus Net Package RevPAR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or increase in lodging supply, could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. Further, the costs of running a resort tend to be more fixed than variable. As a result, in an environment of declining revenue, the rate of decline in earnings is likely to be higher than the rate of decline in revenue.

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
Because real estate investments are relatively illiquid, our ability to sell one or more resorts promptly for reasonable prices in response to changing economic, financial and investment conditions will be limited. The real estate market is affected by many factors beyond our control that could impact the timing of a disposition, including adverse changes in economic and market conditions, changes in interest and tax rates and in the availability and cost and other terms of debt financing, and changes in governmental laws and regulations.
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
Each of Farallon Capital Management, L.L.C., Sagicor and Hyatt own a significant portion of our ordinary shares and have representation on our Board. Any of these investors may have interests that differ from those of other shareholders.

As of January 31, 2021, approximately 8.9% of our outstanding ordinary shares were beneficially owned by Cabana Investors B.V. and Playa Four Pack, L.L.C. (collectively, “Cabana”), each of which is an affiliate of Farallon Capital Management, L.L.C. (“Farallon”). In addition, one of our directors was designated by Cabana. As of January 31, 2021, approximately 5.9% of our outstanding ordinary shares were beneficially owned by Sagicor Financial Corporation Limited. One of our directors has been designated by Sagicor. As of January 31, 2021, approximately 7.2% of our outstanding ordinary shares were beneficially owned by HI Holdings Playa B.V. (“HI Holdings Playa”), an affiliate of Hyatt. In addition, one of our directors was designated by HI Holdings Playa and is currently an employee of Hyatt.

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
Certain provisions of our Articles of Association may make it more difficult for a third party to acquire control of us or effect a change in our Board. These provisions include:
•A provision that our directors are appointed by our General Meeting at the binding nomination of our Board. Such binding nomination may only be overruled by the General Meeting by a resolution adopted by at least a majority of the votes cast, if such votes represent more than 50% of our issued share capital.
•A provision that our shareholders at a General Meeting may suspend or remove directors at any time. A resolution of our General Meeting to suspend or remove a director may be passed by a majority of the votes cast, provided that the resolution is based on a proposal by our Board. In the absence of a proposal by our Board, a resolution of our General Meeting to suspend or remove a director shall require a vote of at least a majority of the votes cast, if such votes represent more than 50% of our issued share capital.
•A requirement that certain actions can only be taken by the General Meeting with at least two-thirds of the votes cast, unless such resolution is passed at the proposal by our Board, including an amendment of our Articles of Association, the issuance of shares or the granting of rights to subscribe for shares, the limitation or exclusion of preemptive rights, the reduction of our issued share capital, the application for bankruptcy, the making of a distribution from our profits or reserves on our ordinary shares, the making of a distribution in the form of shares in our capital or in the form of assets, instead of cash, the entering into of a merger or demerger, our dissolution and the designation or granting of authorizations such as the authorization to issue shares and to limit or exclude preemptive rights. Our General Meeting adopted a resolution to grant such authorizations to our Board.
•A provision prohibiting (a) a “Brand Owner” (which generally means a franchisor, licensor or owner of a hotel concept or brand that has at least 12 all-inclusive resorts and that competes with any Hyatt All-Inclusive Resort Brand resort) from acquiring our ordinary shares such that the Brand Owner (together with its affiliates) acquires beneficial ownership in excess of 15% of our outstanding shares, or (b) a “Restricted Brand Company” from acquiring our ordinary shares such that the Restricted Brand Company (together with its affiliates) acquires beneficial ownership in excess of 5% of our outstanding ordinary shares. Upon becoming aware of either share cap being exceeded, we will send a notice to such shareholder informing such shareholder of a violation of this provision and granting the shareholder two weeks to dispose of such excess ordinary shares to an unaffiliated third party. Such notice will immediately trigger the transfer obligation and suspend the right to attend our General Meeting and voting rights (together, “Shareholder Rights”) of the shares exceeding the cap. If such excess shares are not disposed by such time, (i) the Shareholder Rights on all shares held by the shareholder exceeding the share cap will be suspended until the transfer obligations have been complied with, (ii) we will be irrevocably authorized under our Articles of Association to transfer the excess shares to a foundation until sold to an unaffiliated third party and (iii) such foundation shall issue depositary receipts for the ordinary shares concerned to the relevant Brand Owner or Restricted Brand Company for as long as those ordinary shares are held by the foundation.
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
In addition, as of the date of this Annual Report on Form 10-K, a bill is currently pending in the Dutch Senate which, if enacted in its current form (which is expected to occur shortly following the publication of this Annual Report on Form 10-K), would permit the Board in some circumstances to call a special "cooling-off period" in the event of certain unsolicited takeover approaches and unsolicited shareholder activism. During the statutory cooling-off period of up to 250 days, the General Meeting would not be able to dismiss, suspend or appoint members of the Board (or amend the provisions in the Articles of Association dealing with such matters) except at the proposal of the Board.
During the cooling-off period, if invoked, the Board must gather all relevant information necessary for a careful decision-making process, including consulting with shareholders representing at least 3% of our issued share capital at the time the cooling-off period was invoked. Formal statements expressed by these stakeholders during such consultations must be published on our website to the extent these stakeholders have approved that publication.
Ultimately one week following the last day of the cooling-off period, the Board must publish a report in respect of its policy and conduct of affairs during the cooling-off period on our website. This report must remain available for inspection by shareholders and others with meeting rights under Dutch law at our office and must be tabled for discussion at the next General Meeting.
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
In the future, we may incur debt or issue equity ranking senior to our ordinary shares. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our ordinary shares. We may also issue ordinary shares in a public or private offering at prices below the current market price of the ordinary shares. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our ordinary shares and be dilutive to existing shareholders.

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
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
As of December 31, 2020, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Capri Resort (1)	Riviera Maya, Mexico	Playa (adults-only)	Playa	2003	291
Dreams Puerto Aventuras(2)	Riviera Maya, Mexico	Dreams (all ages)	AMResorts	1991; 2009	305
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa(3)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,720
Managed Resorts
Sanctuary Cap Cana(4)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	323
Jewel Grande Montego Bay Resort & Spa(3)	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
Total Rooms Operated					452
Total Rooms Owned and Operated					8,172

(1) Following termination of the management agreement with AMResorts in October 2020, this resort has been temporarily closed.
(2) On November 3, 2020, we entered into an agreement to sell this property and closed on the sale on February 5, 2021.
(3) We acquired an 88-unit tower and spa as part of the business combination with Sagicor. Additionally, we manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.
(4) Owned by a third party.
Item 3. Legal Proceedings.

The information contained under the heading “Litigation, claims and assessments” in Note 8 – Commitments and contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our ordinary shares have been traded on NASDAQ under the symbol “PLYA” since March 13, 2017.
Shareholder Information
As of February 26, 2021, we had 164,029,575 ordinary shares outstanding that were held by approximately 80 shareholders of record, which does not include Depository Trust Company participants, beneficial owners holding shares through nominee names or our employees holding restricted shares granted pursuant to our 2017 Omnibus Incentive Plan that have not vested.
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

Performance Graph
The graph below compares the cumulative total return for our ordinary shares from March 13, 2017 through December 31, 2020 with the comparable cumulative return of three indices: the Dow Jones United States Travel and Leisure Index (“DOW JONES US TRAVEL & LEISURE”), the NASDAQ Composite Index (“NASDAQ”), and the Russell 2000 Index (“RUSSELL 2000”). The graph assumes $100 invested on March 13, 2017 in our ordinary shares and the three indices presented.

Unregistered Sales of Equity Securities and Use of Proceeds
The Company entered into a securities purchase agreement, dated June 12, 2020, with certain funds affiliated with Davidson Kempner Capital Management LP (collectively, the “Buyers”), pursuant to which the Company sold to the Buyers 4,878,049 shares of the Company’s ordinary shares at a purchase price of $4.10 per share, for an aggregate purchase price of $20,000,000. The offer and sale were completed pursuant to the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D as promulgated by the SEC thereunder.

Issuer Purchases of Equity Securities
None.
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
Consolidated Statement of Operations Data ($ in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018 (1)	2017	2016
Total revenue	$273,189	$636,477	$617,013	$559,545	$521,491
Operating (loss) income	$(190,237)	$25,710	$90,597	$88,669	$84,631
Net (loss) income	$(262,370)	$(4,357)	$18,977	$(241)	$20,216
Net (loss) income available to ordinary shareholders	$(262,370)	$(4,357)	$18,977	$(9,042)	$(23,460)
(Losses) earnings per share - Basic (2)	$(1.98)	$(0.03)	$0.16	$(0.09)	$(0.46)
(Losses) earnings per share - Diluted (2)	$(1.98)	$(0.03)	$0.16	$(0.09)	$(0.46)
________
(1)Includes the results of operations of the Sagicor Assets (as defined in Note 4 of the Consolidated Financial Statements included herein) acquired in the June 2018 business combination with certain companies affiliated with Sagicor Group Jamaica Limited.
(2)As a result of the business combination with Pace Holdings Corp and New Pace Holdings Corp as described in our Form 10-K for the year ended December 31, 2019, the number of ordinary shares attributable to Playa Hotels & Resorts B.V. shareholders is reflected retroactively to the earliest period presented. Accordingly, the weighted-average number of shares outstanding was adjusted for the retrospective application of the recapitalization for all periods prior to 2017.
Consolidated Balance Sheet Data ($ in thousands):

	Year Ended December 31,
	2020	2019	2018 (1)	2017	2016
Property and equipment, net	$1,727,383	$1,929,914	$1,808,412	$1,466,326	$1,400,317
Cash and cash equivalents	$146,919	$20,931	$116,353	$117,229	$33,512
Total assets	$2,097,665	$2,196,964	$2,135,158	$1,737,823	$1,590,890
Total debt	$1,251,267	$1,040,658	$989,387	$898,215	$828,317
Total liabilities	$1,529,529	$1,387,313	$1,295,317	$1,138,274	$1,074,336
Cumulative redeemable preferred shares	$—	$—	$—	$—	$345,951
Total equity (excluding preferred shares)	$568,136	$809,651	$839,841	$599,549	$170,603
________
(1)Includes the Sagicor Assets (as defined in Note 4 of the Consolidated Financial Statements included herein) acquired in the June 2018 business combination with certain companies affiliated with Sagicor Group Jamaica Limited.

Consolidated Statement of Cash Flow Data ($ in thousands):

	Year Ended December 31,
	2020	2019	2018 (1)	2017	2016
Net cash provided by (used in):
Operating activities	$(99,938)	$72,188	$114,430	$64,191	$76,181
Investing activities	$29,412	$(203,816)	$(204,586)	$(109,829)	$(19,046)
Financing activities	$222,455	$36,206	$89,280	$119,704	$(55,815)
Capital expenditures	$(36,360)	$(208,970)	$(110,851)	$(106,230)	$(19,262)
________
(1)Includes the results of operations of the Sagicor Assets (as defined in Note 4 of the Consolidated Financial Statements included herein).
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses 2019 and 2020 items and year-to-year comparisons between 2019 and 2020. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2020, Playa owned and/or managed a total portfolio consisting of 21 resorts (8,172 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta, Hyatt Ziva Los Cabos and Capri Resort. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa also owns three resorts in Mexico and the Dominican Republic that are managed by a third-party and Playa manages the Sanctuary Cap Cana in the Dominican Republic. We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. All of our resorts offer guests luxury accommodations, noteworthy architecture, extensive on-site activities and multiple food and beverage options. Our guests also have the opportunity to purchase upgrades from us such as premium rooms, dining experiences, wines and spirits and spa packages.
For the year ended December 31, 2020, during which time operations at all of our resorts were temporarily suspended for several months in response to the COVID-19 pandemic and for which occupancy levels were at historic lows after reopening, we generated a net loss of $262.4 million, total revenue of $273.2 million, Net Package RevPAR of $76.61 and Adjusted EBITDA of $(21.2) million. For the year ended December 31, 2019, we generated a net loss of $4.4 million, total revenue of $636.5 million, Net Package RevPAR of $198.28 and Adjusted EBITDA of $150.7 million. For a discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, and a discussion of Net Package RevPAR, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures,” below.
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
Due to the spread of the COVID-19 pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020 and subsequently began reopening our resorts on July 1, 2020. As of December 31, 2020, all of our resorts had reopened with the exception of the Capri Resort.
Our resorts account for all of our revenue. The suspension of operations at our resorts, and the severely reduced occupancy at the resorts that have reopened, has had a significant adverse effect on our liquidity. As of December 31, 2020, we had $146.9 million of available cash, excluding $25.9 million of restricted cash. We took the following measures during the 2020 fiscal year to mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:
•raised $224.0 million of additional capital during the second quarter of 2020 from affiliates of Davidson Kempner Capital Management LP (“DK”) in June 2020 in the form of $204.0 million of additional debt financing and $20.0 million of equity financing at $4.10 per share;
•sold the Jewel Dunn's River Beach Resort & Spa and the Jewel Runaway Bay Beach Resort & Waterpark in May 2020 for a total cash consideration of $60.0 million;
•the temporary suspension of operations of all of our resorts during the second quarter of 2020 significantly reduced the variable cost components of our resort-level operating expenses, including resort franchise and franchise-related fees, management fees and expenses related to our resort employees;
•deferred all of our non-critical capital expenditures planned for 2020;
•adopted temporary voluntary senior executive salary reductions while the majority of our resorts were closed, and our Chief Executive Officer’s voluntary 100% salary reduction remained in place through December 31, 2020; and
•imposed temporary compensation cuts broadly throughout our corporate workforce and canceled all non-essential corporate travel and spending.
We have taken the following actions to improve our liquidity position thus far in 2021:
•raised $138.0 million, net of underwriting discounts, of additional capital in January 2021 through an underwritten public equity offering at $5.00 per share;
•paid down the outstanding balance under our Revolving Credit Facility in February 2021 and also amended and extended our existing facility, further extending the covenant waiver period were we to draw the credit line over 35%; and
•sold the Dreams Puerto Aventuras in February 2021 for a total cash consideration of $34.5 million.
In addition, we reduced the size of our Board of Directors in 2020 to align with the Company’s size and needs, and such reduction has reduced, and will continue to reduce, our expenses.
We cannot predict when the effects of the pandemic will subside, and thus we cannot predict whether our resorts will be permitted to remain open or when our business will return to normalized or even to break-even levels. There also can be no guarantee that when the effects of the pandemic subside that there will not be continuing resurgences of the virus or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the actual occurrence or even the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness. See Part I, Item 1A. Risk Factors included elsewhere in this report for additional information.

Results of Operations

Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change	% Change
Revenue
Package	$229,447	$538,088	$(308,641)	(57.4)%
Non-package	40,746	90,157	(49,411)	(54.8)%
Management fees	807	1,820	(1,013)	(55.7)%
Cost reimbursements	2,189	6,412	(4,223)	(65.9)%
Total revenue	273,189	636,477	(363,288)	(57.1)%
Direct and selling, general and administrative expenses
Direct	209,832	369,050	(159,218)	(43.1)%
Selling, general and administrative	104,188	125,788	(21,600)	(17.2)%
Pre-opening	—	1,452	(1,452)	(100.0)%
Depreciation and amortization	92,570	101,897	(9,327)	(9.2)%
Reimbursed costs	2,189	6,412	(4,223)	(65.9)%
Impairment loss	55,619	6,168	49,451	801.7%
Loss on sale of assets	2,021	—	2,021	100.0%
Gain on insurance proceeds	(2,993)	—	(2,993)	100.0%
Direct and selling, general and administrative expenses	463,426	610,767	(147,341)	(24.1)%
Operating (loss) income	(190,237)	25,710	(215,947)	(839.9)%
Interest expense	(81,942)	(44,087)	(37,855)	85.9%
Other expense	(1,164)	(3,200)	2,036	(63.6)%
Net loss before tax	(273,343)	(21,577)	(251,766)	1,166.8%
Income tax benefit	10,973	17,220	(6,247)	(36.3)%
Net loss	$(262,370)	$(4,357)	$(258,013)	5,921.8%

The tables below set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, and reconciliations to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.
Our comparable portfolio for the year ended December 31, 2020 excludes the following resorts:
•Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019;
•Jewel Runaway Bay Beach Resort & Waterpark and Jewel Dunn’s River Beach Resort & Spa, which were sold in May 2020; and
•Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019.

    Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	26.9%	77.3%	(50.4)	pts	(65.2)%
Net Package ADR	$284.84	$256.53	$28.31		11.0%
Net Package RevPAR	$76.61	$198.28	$(121.67)		(61.4)%
	($ in thousands)
Net Package Revenue	$221,659	$517,592	$(295,933)		(57.2)%
Net Non-package Revenue	40,473	87,779	(47,306)		(53.9)%
Management Fee Revenue	807	1,820	(1,013)		(55.7)%
Total Net Revenue	262,939	607,191	(344,252)		(56.7)%
Adjusted EBITDA	$(21,173)	$150,694	$(171,867)		(114.1)%
Adjusted EBITDA Margin	(8.1)%	24.8%	(32.9)	pts	(132.7)%
    Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	28.2%	79.6%	(51.4)	pts	(64.6)%
Net Package ADR	$284.86	$263.35	$21.51		8.2%
Net Package RevPAR	$80.35	$209.55	$(129.20)		(61.7)%
	($ in thousands)
Net Package Revenue	$166,801	$433,565	$(266,764)		(61.5)%
Net Non-package Revenue	31,252	72,809	(41,557)		(57.1)%
Management Fee Revenue	807	1,820	(1,013)		(55.7)%
Total Net Revenue	198,860	508,194	(309,334)		(60.9)%
Adjusted EBITDA	$(20,369)	$132,003	$(152,372)		(115.4)%
Adjusted EBITDA Margin	(10.2)%	26.0%	(36.2)	pts	(139.2)%
Total Revenue and Total Net Revenue
Our total revenue for the year ended December 31, 2020 decreased $363.3 million, or 57.1%, compared to the year ended December 31, 2019. Our Total Net Revenue for the year ended December 31, 2020 decreased $344.3 million, or 56.7%, compared to the year ended December 31, 2019. These decreases are due to the closures of and reduced occupancy at all our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic. Total Net Revenue during the year ended December 31, 2020 includes a $2.6 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable impact to Net Package Revenue and Net Package ADR. Excluding this adjustment, Net Package Revenue would be $219.0 million and Net Package ADR would be $281.48, representing a decrease of 57.7% and an increase of 9.7%, respectively, for the year ended December 31, 2020. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2020	2019	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$166,801	$433,565	$(266,764)	(61.5)%
Non-comparable Net Package Revenue	54,858	84,027	(29,169)	(34.7)%
Net Package Revenue	221,659	517,592	(295,933)	(57.2)%

Net Non-package Revenue
Comparable Net Non-package Revenue	31,252	72,809	(41,557)	(57.1)%
Non-comparable Net Non-package Revenue	9,221	14,970	(5,749)	(38.4)%
Net Non-package Revenue	40,473	87,779	(47,306)	(53.9)%

Management Fee Revenue
Comparable Management Fee Revenue	807	1,820	(1,013)	(55.7)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	807	1,820	(1,013)	(55.7)%

Total Net Revenue
Comparable Total Net Revenue	198,860	508,194	(309,334)	(60.9)%
Non-comparable Total Net Revenue	64,079	98,997	(34,918)	(35.3)%
Total Net Revenue	262,939	607,191	(344,252)	(56.7)%
Compulsory tips	8,061	22,874	(14,813)	(64.8)%
Cost Reimbursements	2,189	6,412	(4,223)	(65.9)%
Total revenue	$273,189	$636,477	$(363,288)	(57.1)%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2020	2019	Change	% Change
Direct expenses	$209,832	$369,050	$(159,218)	(43.1)%
Less: compulsory tips	8,061	22,874	(14,813)	(64.8)%
Net Direct Expenses	$201,771	$346,176	$(144,405)	(41.7)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses for the year ended December 31, 2020 were $201.8 million, or 76.7%, of Total Net Revenue. Our Net Direct Expenses for the year ended December 31, 2019 were $346.2 million, or 57.0%, of Total Net Revenue.
Net Direct Expenses for the year ended December 31, 2020 decreased $144.4 million, or 41.7%, compared to the year ended December 31, 2019. Net Direct Expenses at our comparable properties decreased $127.2 million, or 45.3%, compared to the year ended December 31, 2019. The decreases in Net Direct Expenses are due to the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase/decrease as a result of changes in revenues.

Net Direct Expenses consists of the following ($ in thousands):

Total Portfolio

	Year Ended December 31,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$36,155	$84,564	$(48,409)	(57.2)%
Salary and wages	87,119	130,882	(43,763)	(33.4)%
Repairs and maintenance	11,699	17,136	(5,437)	(31.7)%
Utilities and sewerage	25,094	37,791	(12,697)	(33.6)%
Licenses and property taxes	3,224	3,010	214	7.1%
Incentive and management fees	1,162	6,366	(5,204)	(81.7)%
Franchise/license fees	12,874	21,881	(9,007)	(41.2)%
Transportation and travel expenses	2,844	4,825	(1,981)	(41.1)%
Laundry and cleaning expenses	3,022	4,753	(1,731)	(36.4)%
Property and equipment rental expense	1,090	3,305	(2,215)	(67.0)%
Entertainment expenses and decoration	3,948	7,684	(3,736)	(48.6)%
Office supplies	623	1,511	(888)	(58.8)%
Other operational expenses	12,917	22,468	(9,551)	(42.5)%
Total Net Direct Expenses	$201,771	$346,176	$(144,405)	(41.7)%
Comparable Portfolio

	Year Ended December 31,		Increase/Decrease
	2020	2019	Change	% Change
Food and beverages	$26,183	$68,109	$(41,926)	(61.6)%
Resort salary and wages	68,208	105,414	(37,206)	(35.3)%
Repairs and maintenance	9,324	13,407	(4,083)	(30.5)%
Utility expenses	18,485	29,936	(11,451)	(38.3)%
Licenses and property taxes	2,273	2,037	236	11.6%
Incentive and management fees	1,162	6,463	(5,301)	(82.0)%
Franchise/license fees	9,640	19,380	(9,740)	(50.3)%
Transportation and travel expenses	1,716	3,536	(1,820)	(51.5)%
Laundry and cleaning expenses	2,270	3,467	(1,197)	(34.5)%
Property and equipment rental expense	844	2,641	(1,797)	(68.0)%
Entertainment expenses	3,149	6,742	(3,593)	(53.3)%
Office supplies	497	1,259	(762)	(60.5)%
Other operational expenses	10,103	18,660	(8,557)	(45.9)%
Total Net Direct Expenses	$153,854	$281,051	$(127,197)	(45.3)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2020 decreased $21.6 million, or 17.2%, compared to the year ended December 31, 2019. These decreases were primarily driven by the closures of and reduced occupancy at all our resorts during the year ended December 31, 2020 and cost cutting measures taken in response to the COVID-19 pandemic. These resort closures and cost cutting measures drove a $21.6 million decrease in advertising and sales commissions and a $2.7 million decrease in credit card commissions. We also experienced a $3.7 million decrease in transaction expenses due to the completion of the SAP implementation at all of our properties and our corporate entities during 2019. These decreases were partially offset by an increase of $4.3 million in insurance expense, an additional $1.7 million in bad debt expense due to the negative effects of COVID-19, and a $1.5 million increase due to repair and maintenance expenses at our properties in the Yucatán Peninsula due to Hurricane Delta and Hurricane Zeta during the fourth quarter of 2020.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2020 decreased $9.3 million, or 9.2%, compared to the year ended December 31, 2019. The decrease was due primarily to $16.1 million of accelerated depreciation incurred in 2019 related to renovation projects at the Hilton Playa del Carmen All-Inclusive Resort and Hilton La Romana All-Inclusive Resort and a $4.2 million decrease due to the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020. These decreases were partially offset by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019, which accounted for a $9.9 million increase.
Impairment Loss
Our impairment loss for the year ended December 31, 2020 increased $49.5 million, or 801.7%, compared to the year ended December 31, 2019. The increase was driven by $25.3 million of property and equipment impairment recognized upon classification of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark as held for sale in May 2020 and $10.6 million of property and equipment impairment recognized upon classification of the Dreams Puerto Aventuras as held for sale in November 2020. For further details on our property and equipment impairment losses, see Note 5 to our Consolidated Financial Statements. The remaining increase was driven by $17.7 million of goodwill impairment resulting from the decrease in forecasted future cash flows during the first quarter of 2020 from the temporary suspension of operations from COVID-19, as we fully impaired the goodwill of our Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa and Jewel Paradise Cove Beach Resort & Spa reporting units and $2.0 million of goodwill impairment losses recognized at the Hilton Rose Hall Resort & Spa during the fourth quarter of 2020. We partially impaired the goodwill of this reporting unit. For further details on our goodwill impairment losses, see Note 18 to our Consolidated Financial Statements. These increases were partially offset by a decrease of $6.2 million as a result of the full impairment of goodwill at the Panama Jack Resorts Playa del Carmen recognized during the year ended December 31, 2019.
Loss on Sale of Assets
Our loss on sale of assets for the year ended December 31, 2020 increased $2.0 million, or 100.0%, as compared to the year ended December 31, 2019. The increase was due to the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, which resulted in a $1.8 million loss for the year ended December 31, 2020.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the year ended December 31, 2020 increased $3.0 million, or 100.0%, as compared to the year ended December 31, 2019 as a result of insurance proceeds received for the temporary suspension of operations at all of our resorts in late March 2020 due to the COVID-19 pandemic. We had no gain on insurance proceeds during the year ended December 31, 2019.
Interest Expense
Our interest expense for the year ended December 31, 2020 increased $37.9 million, or 85.9%, as compared to the year ended December 31, 2019. The increase in interest expense was driven primarily by $13.0 million capitalized interest recorded in the year ended December 31, 2019 related to our development projects at Hilton Playa del Carmen All-Inclusive Resort, Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana. For the year ended December 31, 2020, we did not record any capitalized interest as none of our resorts were under development. The increase in interest expense was also driven by an $8.9 million increase due to the change in fair value of our interest rate swaps. In March 2019, we adopted hedge accounting and designated our interest rate swaps as cash flow hedges, which required changes in fair value to be recorded through other comprehensive (loss) income. Starting in March 2020, as our cash flow hedges were deemed ineffective due to the decline in interest rates, we recognized all changes in fair value of our interest rate swaps through interest expense. Furthermore, our interest expense increased due to the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $4.9 million and $5.4 million, respectively. For further details, see Note 14 to our Consolidated Financial Statements. Finally, our interest expense increased $1.9 million due to $40.0 million in draws on our Revolving Credit Facility during the first quarter of 2020.
Cash interest paid, excluding the effects of capitalized interest, increased to $70.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, representing a $13.9 million, or 24.7%, increase over the period. Cash interest paid increased due to the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $4.5 million and $5.4 million, respectively, and $1.9 million due to draws on our Revolving Credit Facility. As of December 31, 2020, the total amount outstanding under our Revolving Credit Facility was $84.7 million.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2020 was $11.0 million, a decrease of $6.2 million compared to the year ended December 31, 2019, during which we reported an income tax benefit of $17.2 million. The decrease in tax benefit was driven primarily by a lower tax benefit of $19.4 million from the rate-favorable jurisdictions, an $11.2 million increase of tax expense associated with other book tax differences including nondeductible interest expense and goodwill impairment expense, a $3.0 million increase in tax expense associated with a newly established basis difference in fixed assets, and a $58.8 million increase of tax expense on valuation allowance. The decrease in tax benefit was partially offset by a $62.9 million increase of tax benefit due to decreased book income, a $14.1 million increase of tax benefit related to our Dominican Republic tax paying entities, a $1.8 million increase of tax benefit related to foreign exchange rates change, and a $6.6 million increase of tax benefit from Dutch tax law change.
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
•Net Package Revenue
•Net Non-package Revenue
•Owned Net Revenue
•Management Fee Revenue
•Total Net Revenue
•Occupancy
•Net Package ADR
•Net Package RevPAR
•Net Direct Expenses
•EBITDA
•Adjusted EBITDA
•Adjusted EBITDA Margin
•Owned Resort EBITDA
•Owned Resort EBITDA Margin
•Comparable Non-U.S. GAAP Measures

Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Management Fee Revenue, Total Net Revenue and Net Direct Expenses
“Net Package Revenue” is derived from the sale of all-inclusive packages, which include room accommodations, food and beverage services, kids club and entertainment activities, net of compulsory tips paid to employees. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Revenue is recognized, net of discounts and rebates, when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was immaterial to our operations for the years ended December 31, 2020, 2019 and 2018, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
Net Package RevPAR
“Net Package RevPAR” is the product of Net Package ADR and the average daily occupancy percentage. Net Package RevPAR does not reflect the impact of non-package revenue. Although Net Package RevPAR does not include this additional revenue, it generally is considered the key performance statistic in the all-inclusive segment of the lodging industry to identify trend information with respect to net room revenue produced by our portfolio or comparable portfolio, as applicable, and to evaluate operating performance on a consolidated basis or a regional basis, as applicable.
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Owned Resort EBITDA, and Owned Resort EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:
•Other income or expense
•Pre-opening expense
•Share-based compensation

•Other tax expense
•Transaction expenses
•Severance expense
•Gain on property damage insurance proceeds
•Loss on extinguishment of debt
•Other items which may include, but are not limited to the following: management contract termination fees; gains or losses from legal settlements; repairs from hurricanes and tropical storms; impairment losses and Jamaica delayed opening accrual reversals.
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
Our comparable portfolio for the year ended December 31, 2020 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Jewel Runaway Bay Beach Resort & Waterpark and Jewel Dunn’s River Beach Resort & Spa, which were sold in May 2020, Capri Resort, which was closed in November 2020 and Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019.

A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”
Segment Results
Years Ended December 31, 2020 and 2019
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$109,629	$235,788	$(126,159)	(53.5)%
Pacific Coast	33,065	85,219	(52,154)	(61.2)%
Dominican Republic	49,898	90,783	(40,885)	(45.0)%
Jamaica	69,173	193,558	(124,385)	(64.3)%
Segment Owned Net Revenue	261,765	605,348	(343,583)	(56.8)%
Other	367	23	344	1,495.7%
Management Fee Revenue	807	1,820	(1,013)	(55.7)%
Total Net Revenue	$262,939	$607,191	$(344,252)	(56.7)%

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$17,783	$82,534	$(64,751)	(78.5)%
Pacific Coast	4,281	31,618	(27,337)	(86.5)%
Dominican Republic	(6,694)	16,596	(23,290)	(140.3)%
Jamaica	(1,284)	55,175	(56,459)	(102.3)%
Segment Owned Resort EBITDA	14,086	185,923	(171,837)	(92.4)%
Other corporate	(36,066)	(37,049)	983	(2.7)%
Management Fee Revenue	807	1,820	(1,013)	(55.7)%
Total Adjusted EBITDA	$(21,173)	$150,694	$(171,867)	(114.1)%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income or loss, respectively, each as computed under U.S. GAAP, see Note 19 to our Consolidated Financial Statements.
Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the years ended December 31, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	33.2%	84.9%	(51.7)	pts	(60.9)%
Net Package ADR	$283.15	$256.81	$26.34		10.3%
Net Package RevPAR	$93.94	$218.14	$(124.20)		(56.9)%
	($ in thousands)
Net Package Revenue	$93,585	$205,813	$(112,228)		(54.5)%
Net Non-package Revenue	16,044	29,975	(13,931)		(46.5)%
Owned Net Revenue	109,629	235,788	(126,159)		(53.5)%
Owned Resort EBITDA	$17,783	$82,534	$(64,751)		(78.5)%
Owned Resort EBITDA Margin	16.2%	35.0%	(18.8)	pts	(53.7)%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	33.2%	85.5%	(52.3)	pts	(61.2)%
Net Package ADR	$283.79	$256.94	$26.85		10.4%
Net Package RevPAR	$94.09	$219.58	$(125.49)		(57.2)%
	($ in thousands)
Net Package Revenue	$75,697	$176,083	$(100,386)		(57.0)%
Net Non-package Revenue	12,545	25,192	(12,647)		(50.2)%
Owned Net Revenue	88,242	201,275	(113,033)		(56.2)%
Owned Resort EBITDA	$14,234	$72,897	$(58,663)		(80.5)%
Owned Resort EBITDA Margin	16.1%	36.2%	(20.1)	pts	(55.5)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2020 decreased $113.0 million, or 56.2%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic. Comparable Owned Net Revenue during the year ended December 31, 2020 includes a $1.1 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment resulted in a favorable impact to Comparable Net Package Revenue and Comparable Net Package ADR. Excluding this adjustment, Comparable Net Package Revenue would be $74.6 million, representing a decrease of 57.7% for the year ended December 31, 2020. Comparable Net Package ADR would be $279.53 and Comparable Net Package RevPar would be $92.68, representing an increase of 8.8% and a decrease of 57.8%, respectively, for the year ended December 31, 2020.
Total segment Owned Net Revenue during the year ended December 31, 2020 includes a $1.8 million favorable VAT tax adjustment. Excluding this adjustment, Net Package Revenue would be $91.8 million, representing a decrease of 55.4% for the year ended December 31, 2020. Net Package ADR would be $277.77 and Net Package RevPAR would be $92.15, representing an increase of 8.2% and a decrease of 57.8%, respectively, for the year ended December 31, 2020.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2020 decreased $58.7 million, or 80.5%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the years ended December 31, 2020 and 2019 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	25.8%	76.4%	(50.6)	pts	(66.2)%
Net Package ADR	$315.24	$284.99	$30.25		10.6%
Net Package RevPAR	$81.38	$217.84	$(136.46)		(62.6)%
	($ in thousands)
Net Package Revenue	$27,582	$73,627	$(46,045)		(62.5)%
Net Non-package Revenue	5,483	11,592	(6,109)		(52.7)%
Owned Net Revenue	33,065	85,219	(52,154)		(61.2)%
Owned Resort EBITDA	$4,281	$31,618	$(27,337)		(86.5)%
Owned Resort EBITDA Margin	12.9%	37.1%	(24.2)	pts	(65.2)%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2020 decreased $52.2 million, or 61.2%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic. Owned Net Revenue during the year ended December 31, 2020 includes a $0.3 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment resulted in a favorable impact to Owned Net Revenue and Net Package ADR. Excluding this adjustment, Owned Net Revenue would be $27.2 million, representing a decrease of 63.0% for the year ended December 31, 2020. Net Package ADR would be $311.44 and Net Package RevPAR would be $80.40, representing an increase of 9.3% and a decrease of 63.1%, respectively, for the year ended December 31, 2020.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2020 decreased $27.3 million, or 86.5%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the years ended December 31, 2020 and 2019 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	18.7%	64.1%	(45.4)	pts	(70.8)%
Net Package ADR	$237.34	$190.64	$46.70		24.5%
Net Package RevPAR	$44.46	$122.26	$(77.80)		(63.6)%
	($ in thousands)
Net Package Revenue	$42,542	$75,716	$(33,174)		(43.8)%
Net Non-package Revenue	7,356	15,067	(7,711)		(51.2)%
Owned Net Revenue	49,898	90,783	(40,885)		(45.0)%
Owned Resort EBITDA	$(6,694)	$16,596	$(23,290)		(140.3)%
Owned Resort EBITDA Margin	(13.4)%	18.3%	(31.7)	pts	(173.2)%

Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	20.5%	72.2%	(51.7)	pts	(71.6)%
Net Package ADR	$177.89	$185.87	$(7.98)		(4.3)%
Net Package RevPAR	$36.39	$134.21	$(97.82)		(72.9)%
	($ in thousands)
Net Package Revenue	$14,918	$54,867	$(39,949)		(72.8)%
Net Non-package Revenue	3,154	11,741	(8,587)		(73.1)%
Owned Net Revenue	18,072	66,608	(48,536)		(72.9)%
Owned Resort EBITDA	$(891)	$17,773	$(18,664)		(105.0)%
Owned Resort EBITDA Margin	(4.9)%	26.7%	(31.6)	pts	(118.4)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2020 decreased $48.5 million, or 72.9%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2020 decreased $18.7 million, or 105.0%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic.
Jamaica
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the years ended December 31, 2020 and 2019 for the total segment portfolio and comparable segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	30.1%	79.0%	(48.9)	pts	(61.9)%
Net Package ADR	$320.30	$289.70	$30.60		10.6%
Net Package RevPAR	$96.36	$228.89	$(132.53)		(57.9)%
	($ in thousands)
Net Package Revenue	$57,950	$162,436	$(104,486)		(64.3)%
Net Non-package Revenue	11,223	31,122	(19,899)		(63.9)%
Owned Net Revenue	69,173	193,558	(124,385)		(64.3)%
Owned Resort EBITDA	$(1,284)	$55,175	$(56,459)		(102.3)%
Owned Resort EBITDA Margin	(1.9)%	28.5%	(30.4)	pts	(106.7)%

Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2020	2019	Change		% Change
Occupancy	28.2%	78.3%	(50.1)	pts	(64.0)%
Net Package ADR	$329.62	$316.57	$13.05		4.1%
Net Package RevPAR	$93.00	$247.89	$(154.89)		(62.5)%
	($ in thousands)
Net Package Revenue	$48,604	$128,988	$(80,384)		(62.3)%
Net Non-package Revenue	9,703	24,261	(14,558)		(60.0)%
Owned Net Revenue	58,307	153,249	(94,942)		(62.0)%
Owned Resort EBITDA	$(2,734)	$44,944	$(47,678)		(106.1)%
Owned Resort EBITDA Margin	(4.7)%	29.3%	(34.0)	pts	(116.0)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2020 decreased $94.9 million, or 62.0%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic. Comparable Owned Net Revenue during the year ended December 31, 2020 includes a $0.5 million favorable VAT tax adjustment following OECD guidelines for Transfer Pricing for Multinational Enterprises which considers the economic impact of the COVID-19 pandemic. This adjustment results in a favorable impact to Comparable Net Package Revenue and Comparable Net Package ADR. Excluding this adjustment, Comparable Net Package Revenue would be $48.1 million, representing a decrease of 62.7% for the year ended December 31, 2020. Comparable Net Package ADR would be $326.17 and Comparable Net Package RevPar would be $92.02, representing an increase of 3.0% and a decrease of 62.9%, respectively, for the year ended December 31, 2020.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2020 decreased $47.7 million, or 106.1%, compared to the year ended December 31, 2019. This decrease is a result of the closures of and reduced occupancy at all of our resorts during the second, third and fourth quarters in response to the COVID-19 pandemic.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA and Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(262,370)	$(4,357)	$18,977
Interest expense	81,942	44,087	62,243
Income tax (benefit) provision	(10,973)	(17,220)	12,199
Depreciation and amortization	92,570	101,897	73,278
EBITDA	(98,831)	124,407	166,697
Other expense (income) (a)	1,164	3,200	(2,822)
Share-based compensation	10,158	8,845	6,116
Pre-opening expense	—	1,452	321
Transaction expense (b)	2,497	6,175	9,615
Severance expense (c)	3,844	515	333
Other tax expense (d)	613	577	1,633
Jamaica delayed opening accrual reversal (e)	—	—	(342)
Impairment loss (f)	55,619	6,168	—
Loss on sale of assets	2,021	—	—
Property damage insurance gain	—	—	(2,212)
Repairs from hurricanes and tropical storms (g)	1,542	—	—
Non-service cost components of net periodic pension benefit (cost) (h)	200	(645)	(308)
Adjusted EBITDA	$(21,173)	$150,694	$179,031
Other corporate	36,066	37,049	34,786
Management Fee Revenue	(807)	(1,820)	(755)
Owned Resort EBITDA	$14,086	$185,923	$213,062
Less: Non-comparable Owned Resort EBITDA (i)	(804)	18,691	43,914
Comparable Owned Resort EBITDA	$14,890	$167,232	$169,148
________
(a)    Represents changes in foreign exchange and other miscellaneous expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: debt refinancing costs; other capital raising efforts; the redesign and build-out of our internal controls for the periods in 2019, and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.
(c)    Represents expenses incurred for employee terminations.
(d)    Relates primarily to a Dominican Republic asset/revenue tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is similar to the income tax provision we eliminate from our calculation of EBITDA.
(e)    Represents a reversal on an expense accrual recorded in 2014 related to our future stay obligations provided to guests affected by the delayed opening of Hyatt Ziva and Hyatt Zilara Rose Hall. This reversal concluded in the first quarter of 2018.
(f)    Represents the property and equipment impairment loss related to the sale of Jewel Dunn’s River Beach Resort & Spa, Jewel Runaway Bay Beach Resort & Waterpark and Dreams Puerto Aventuras, and the goodwill impairment loss on our Jewel Paradise Cove Beach Resort & Spa, Jewel Dunn's River Beach Resort, Jewel Runaway Bay Beach Resort & Waterpark and Hilton Rose Hall Resort & Spa reporting units.
(g)    Represents repair and maintenance expenses at our properties in the Yucatán Peninsula due to Hurricane Delta and Hurricane Zeta during the fourth quarter of 2020. These are expenses incurred that are not covered by insurance claims nor offset by insurance proceeds.
(h)    Represents the non-service cost components of net periodic pension benefit (cost) recorded within other expense (income) in the Consolidated Statement of Operations. We include these benefits (costs) for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
(i)    Comparable resorts for the year ended December 31, 2020 exclude the following: Hilton La Romana All-Inclusive Resort and Hilton Playa del Carmen All-Inclusive Resort, which were under renovation in 2019, Hyatt Ziva and Hyatt Zilara Cap Cana, a ground-up development opened November 2019, Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
Seasonality
The seasonality of the lodging industry and the location of our resorts in Mexico and the Caribbean have historically resulted in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations and liquidity, which are consistently higher during the first quarter of each year than in successive quarters.

The COVID-19 pandemic altered this seasonal trend in 2020. See “Impact of COVID-19 Pandemic” for more information regarding the effects of the COVID-19 pandemic on our results of operations.
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
Liquidity and Capital Resources
The suspension of operations of all of our resorts, which account for all of our revenue, as a result of the COVID-19 pandemic from late March until July 2020, and the phased re-opening thereafter with historically low occupancy rates, has had a significant adverse effect on our liquidity. Our net cash used in operating activities for the year ended December 31, 2020 was $99.9 million and we expect that our cash flows from operations will be adversely affected for the duration of the COVID-19 pandemic and for a transitional period thereafter. As of January 31, 2021, we had approximately $272.0 million of available cash, excluding $24.8 million of restricted cash. See “Impact of COVID-19 Pandemic” above for information regarding the measures we have taken to preserve our available cash and improve our liquidity position.
As of December 31, 2020, we had $146.9 million of available cash, excluding restricted cash, down from $195.5 million as of September 30, 2020. The reduction in available cash was attributable to cash used in operations in October, November and December 2020 of $16.8 million, $14.3 million and $11.0 million, respectively, development capital expenditures of $4.5 million and maintenance capital expenditures of $2.0 million.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. As of December 31, 2020, we had $175.1 million of scheduled contractual obligations in 2021; however, we fully repaid the $84.7 million outstanding balance under our Revolving Credit Facility in February 2021. We have deferred substantially all development, expansion, renovation, repositioning and rebranding projects until at least 2021, with timing subject to the duration of the COVID-19 pandemic and the pace at which our business returns to more normalized levels.
We expect to meet our short-term liquidity requirements generally through existing cash balances, the sale of non-core assets and, if necessary, equity issuances. We sold the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark for gross consideration of $60.0 million in cash during the second quarter of 2020, and sold the Dreams Puerto Aventuras for gross consideration of $34.5 million in cash in February 2021. On June 12, 2020, we announced that we had raised $224.0 million of additional capital from affiliates of Davidson Kempner Capital Management LP in the form of $204.0 million of additional debt financing and $20.0 million of equity financing at a price of $4.10 per share. Additionally, on January 11, 2021, we issued 28,750,000 ordinary shares with a par value of €0.10 per share in connection with a public equity offering at a price of $5.00 per share. We received $138.0 million in cash consideration, net of underwriting discounts.
Long-term liquidity needs may include property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of December 31, 2020, our total debt obligations were $1,267.3 million (which represents the principal amounts outstanding under our Revolving Credit Facility, Term Loans, Property Loan and financing lease obligations, excluding $5.6 million in issuance discounts and $10.4 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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
Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements ($ in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(99,938)	$72,188
Net cash provided by (used in) investing activities	$29,412	$(203,816)
Net cash provided by financing activities	$222,455	$36,206
Net Cash (Used in) Provided by Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. Our net cash used in operating activities for the year ended December 31, 2020 was $99.9 million, compared to $72.2 million provided by operating activities for the year ended December 31, 2019.
•Net loss of $262.4 million for the year ended December 31, 2020 included significant non-cash income and expenses, including $92.6 million of depreciation and amortization, $55.6 million of impairment losses, $10.2 million of share-based compensation and a $8.2 million loss on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.
•Net loss of $4.4 million for the year ended December 31, 2019 included significant non-cash income and expenses, including $101.9 million of depreciation and amortization, $8.8 million of share-based compensation and a $0.7 million gain on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.
Net Cash Provided by (Used in) Investing Activities
    For the years ended December 31, 2020 and 2019, our net cash provided by investing activities was $29.4 million and used in investing activities was $203.8 million, respectively.
Activity for the year ended December 31, 2020:
•Net proceeds from the sale of assets of $58.3 million;
•Purchases of property and equipment of $36.4 million
◦Includes $18.7 million in payments for prior year non-cash purchases of property and equipment;
•Purchases of intangibles of $1.0 million; and
•Receipt of key money of $8.5 million.
Activity for the year ended December 31, 2019:
•Purchases of property and equipment of $209.0 million which includes $112.1 million in cash used for the development of Hyatt Ziva and Hyatt Zilara Cap Cana and $78.9 million for other development and maintenance capital expenditures;
•Purchases of intangibles of $3.6 million; and

•Receipt of key money of $6.5 million.
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise and license agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets, including expenditures for the replacement, improvement or expansion of existing capital assets (i.e., maintenance capital expenditures), differ from ongoing repair and maintenance expense items, which do not in our judgment extend the service life or increase the capacity of assets and are charged to expense as incurred. We have approval rights over capital expenditures made by our third-party manager as part of the annual budget process for each property they manage. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other resorts in our markets. Due to the impacts of the COVID-19 pandemic on our liquidity, we deferred all non-critical capital expenditures in 2020 and anticipate further deferring them until we have further visibility into the longer-term impact of COVID-19 and economic conditions improve.
Net Cash Provided by Financing Activities
Our net cash provided by financing activities was $222.5 million for the year ended December 31, 2020, compared to $36.2 million provided by financing activities for the year ended December 31, 2019.
Activity for the year ended December 31, 2020:
•Net proceeds from debt issuance of $199.6 million;
•Proceeds from borrowings on our Revolving Credit Facility of $40.0 million;
•Net proceeds from equity issuance of $19.6 million;
•Principal payments on our Term Loan of $10.1 million;
•Issuance costs of debt of $8.7 million;
•Repayments on our Revolving Credit Facility of $15.3 million; and
•Repurchases of ordinary shares of $2.5 million.
Activity for the year ended December 31, 2019:
•Purchases of ordinary shares of $13.7 million;
•Principal payments on our Term Loan of $10.1 million; and
•Proceeds from draws on our Revolving Credit Facility of $60.0 million.
Dividends
We do not plan on paying cash dividends on our ordinary shares in the foreseeable future. No cash dividends were paid for the year ended December 31, 2020.
Share Repurchases
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first quarter of 2020, we purchased 340,109 ordinary shares at an average price of $7.35 per share. We did not repurchase any shares after the first quarter in 2020. We have purchased a total of 2,178,837 shares and there was approximately $83.5 million remaining under our share repurchase authorization as of December 31, 2020. As part of our cash preservation efforts given our liquidity position as a result of the COVID-19 pandemic, we have suspended repurchases of our ordinary shares under our share repurchase program until we have more visibility into the longer-term impact of COVID-19 and economic conditions improve.

Senior Secured Credit Facility, Additional Credit Facility and Property Loan
As of December 31, 2020, our total debt obligations were $1,267.3 million which represents the principal amounts outstanding under our term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term
Loan, the “Senior Secured Credit Facility”), our additional senior secured credit facility (the “Additional Credit Facility”), our property loan agreement (the “Property Loan”) and finance lease obligations, excluding $5.6 million of issuance discounts and $10.4 million of unamortized debt issuance costs.
For discussion of our debt obligations, including recent amendments affecting the maturity dates, interest rates and financial covenants, refer to Note 14 and Note 21 to the Consolidated Financial Statement included within Item 8. Financial Statements and Supplementary Data.
Contractual Obligations
The following table sets forth our obligations and commitments to make future payments under contracts and contingent commitments as of December 31, 2020 ($ in thousands):

	1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility interest payments (1)(2)	$1,403	$138	$—	$—	$1,541
Revolving Credit Facility principal payments (3)	84,667	—	—	—	84,667
Term Loan principal payments	10,100	20,200	1,010,386	—	1,040,686
Term Loan interest payments (4)	67,638	115,837	23,643	—	207,118
Property Loan principal payments	—	—	110,000	—	110,000
Property Loan interest payments	9,440	20,633	16,337	—	46,410
Prepayment of Senior Secured Credit Facility (5)	—	29,662	—	—	29,662
Operating and financing lease obligations	1,261	2,314	1,800	4,067	9,442
Pension obligation	561	1,052	1,241	4,441	7,295
Total contractual obligations	$175,070	$189,836	$1,163,407	$8,508	$1,536,821
________
(1)The commitment fee, which may range from 0.5% to 0.25% depending on certain leverage ratios, was 0.5% on the $0.3 million undrawn balance of our Revolving Credit Facility as of December 31, 2020.
(2)Draws under the Revolving Credit Facility bear interest at one-month LIBOR plus 3.0%. The weighted-average interest rate was 3.15% on the $84.7 million outstanding balance of our Revolving Credit Facility as of December 31, 2020.
(3)Under the Fifth Amendment to our Senior Secured Credit Facility entered into in February 2021, we are obligated to repay $17.0 million of our outstanding balance on our Revolving Credit Facility in April 2022 and the remaining outstanding balance in January 2024; however, we fully repaid the outstanding balance as of December 31, 2020 on February 5, 2021. See Note 21, “Subsequent Events,” to our Consolidated Financial Statements for more information.
(4)The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range from 2.87% to 3.75%. Payments were calculated using the average forecasted one-month forward-looking LIBOR curve.
(5)In connection with the terms of the Existing Credit Agreement, we are required to use the net proceeds from the sale of assets to prepay the proportionate balance on our Senior Secured Credit Facility if our net leverage ratio is above 4.00x. We anticipate that we will prepay the net proceeds from the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, less incremental transaction costs and capital expenditures incurred across our portfolio leading up to the prepayment date, in May 2022.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the years ended December 31, 2020 and 2019.
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
Judgment is also required in estimating the fair value of our reporting units. Under the discounted cash flow approach, we utilize various assumptions and estimates including projections of revenues and expenses based on estimated growth rates and discount rates based on the weighted-average cost of capital. Our estimates of growth and costs are based on historical data as well as various internal projections and external sources. The weighted-average cost of capital is estimated based on each reporting unit's cost of debt and equity and a selected capital structure. Under the market multiple or market transaction approach, we rely on assumptions and estimates including comparable asset sales and EBITDA multiples.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 15 to our Consolidated Financial Statements) to manage exposure to this risk. As of December 31, 2020, approximately 23% of our outstanding indebtedness bore interest at floating rates and approximately 77% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.2 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $84.7 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $0.1 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $84.7 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2020 approximately 3.8% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 79.5% of our operating expenses for the year ended December 31, 2020 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2020 would have impacted our net income before tax by approximately $5.0 million on a year-to-date basis. The effect of an immediate 5.0% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2020 would have impacted our net income before tax by approximately $2.3 million on a year-to-date basis. The effect of an immediate 5.0% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2020 would have impacted our net income before tax by approximately $3.2 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2021, expressed an adverse opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Impairment - Refer to Notes 2 and 18
Critical Audit Matter Description
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company’s evaluation of goodwill for impairment involves either a quantitative comparison of the fair value of each reporting unit to its carrying value or a qualitative assessment. The fair value of the Panama Jack Resorts Cancún reporting unit did not exceed its carrying value by a substantial amount as of March 31, 2020 or as of its annual test date of July 1, 2020. The fair value of the Hilton Rose Hall Resort & Spa reporting unit did not exceed its carrying value by a substantial amount as of its annual test date of October 1, 2020, and its fair value did not exceed its carrying value as of December 31, 2020, which resulted in a partial impairment. The Company determined the fair value of its Panama Jack Resorts Cancún and Hilton Rose Hall Resort & Spa reporting units (collectively the “Reporting Units”) as of the dates described above primarily using the discounted cash flow method. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to projections of revenues and expenses based on estimated growth rates and discount rates based on the weighted-average cost of capital. The weighted-average cost of capital is estimated based on each reporting unit's cost of debt and equity and a selected capital structure.

The goodwill balance was $61.7 million as of December 31, 2020. During the fourth quarter of 2020, the Company recorded a partial goodwill impairment of approximately $2.0 million related to its Hilton Rose Hall Resort & Spa reporting unit.

We identified goodwill impairment for the Reporting Units as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the Reporting Units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projections of future revenues and expenses and selection of the discount rates.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and expenses and the selection of the discount rates based on the weighted-average cost of capital used by management to estimate the fair value of the Reporting Units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Reporting Units.
•We evaluated management’s projected revenues and expenses by comparing these projections to (1) historical results and (2) macroeconomic and industry forecasts.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation models, methodology, and significant assumptions used by the Company, specifically the discount rate based on the weighted-average cost of capital including:
◦Testing the mathematical accuracy of the discount rate selected by the Company.
◦Developing a range of independent estimates and comparing to the discount rate selected by management.
•Given the inherent uncertainty related to the timing of economic recovery and the resulting adverse impacts associated with the COVID-19 outbreak on the Reporting Units, we evaluated the reasonableness of management’s assumptions related to the severity of business disruption associated with the COVID-19 outbreak on the Reporting Units and timing of economic recovery by:
◦Comparing management’s analysis of the expected business disruption from the COVID-19 outbreak on the Reporting Units to the business impacts observed since the outbreak during the Company’s fiscal year 2020.
◦Comparing management’s analysis of the timing of economic recovery to external economic recovery and industry forecasts.
•Compared the carrying value for each of the Reporting Units to amounts recorded by the Company.
•Recalculated the excess or deficit of fair value over the carrying value for each of the Reporting Units.
/s/ Deloitte & Touche LLP
McLean, VA
March 4, 2021
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 4, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company’s control activities related to its income tax provision did not operate with a level of precision that would identify a material misstatement. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
McLean, VA
March 4, 2021

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$146,919	$20,931
Restricted cash	25,941	—
Trade and other receivables, net	25,433	71,250
Accounts receivable from related parties	3,726	5,401
Inventories	13,813	16,649
Prepayments and other assets	47,638	44,691
Property and equipment, net	1,727,383	1,929,914
Assets held for sale	34,472	—
Goodwill, net	61,654	78,339
Other intangible assets	8,556	8,408
Deferred tax assets	2,130	21,381
Total assets	$2,097,665	$2,196,964
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$123,410	$181,603
Payables to related parties	8,073	7,620
Income tax payable	348	3,252
Debt	1,251,267	1,040,658
Derivative financial instruments	46,340	31,932
Other liabilities	29,768	24,307
Deferred tax liabilities	70,323	97,941
Total liabilities	1,529,529	1,387,313
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 136,770,086 shares issued and 134,571,290 shares outstanding as of December 31, 2020, and 130,967,671 shares issued and 129,121,576 shares outstanding as of December 31, 2019)	14,871	14,215
Treasury shares (at cost, 2,198,796 shares as of December 31, 2020 and 1,846,095 shares as of December 31, 2019)	(16,642)	(14,088)
Paid-in capital	1,030,148	1,001,088
Accumulated other comprehensive loss	(30,949)	(24,642)
Accumulated deficit	(429,292)	(166,922)
Total shareholders' equity	568,136	809,651
Total liabilities and shareholders' equity	$2,097,665	$2,196,964

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations
($ in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Package	$229,447	$538,088	$532,090
Non-package	40,746	90,157	83,190
Management fees	807	1,820	755
Cost reimbursements	2,189	6,412	978
Total revenue	273,189	636,477	617,013
Direct and selling, general and administrative expenses
Direct	209,832	369,050	340,080
Selling, general and administrative	104,188	125,788	115,975
Pre-opening	—	1,452	321
Depreciation and amortization	92,570	101,897	73,278
Reimbursed costs	2,189	6,412	978
Impairment loss	55,619	6,168	—
Loss on sale of assets	2,021	—	—
Gain on insurance proceeds	(2,993)	—	(4,216)
Direct and selling, general and administrative expenses	463,426	610,767	526,416
Operating (loss) income	(190,237)	25,710	90,597
Interest expense	(81,942)	(44,087)	(62,243)
Other (expense) income	(1,164)	(3,200)	2,822
Net (loss) income before tax	(273,343)	(21,577)	31,176
Income tax benefit (provision)	10,973	17,220	(12,199)
Net (loss) income	$(262,370)	$(4,357)	$18,977

Earnings per share
(Losses) earnings per share - Basic	$(1.98)	$(0.03)	$0.16
(Losses) earnings per share - Diluted	$(1.98)	$(0.03)	$0.16
Weighted average number of shares outstanding during the period - Basic	132,210,205	130,023,463	122,150,851
Weighted average number of shares outstanding during the period - Diluted	132,210,205	130,023,463	122,418,500

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(262,370)	$(4,357)	$18,977
Other comprehensive (loss) income
Pension obligation (loss) gain	(102)	(820)	168
Unrealized loss on interest rate swaps	(6,205)	(20,164)	—
Total other comprehensive (loss) income	(6,307)	(20,984)	168
Comprehensive (loss) income	$(268,677)	$(25,341)	$19,145

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	110,297,697	$11,803	7,367	$(80)	$773,194	$(3,826)	$(181,542)	$599,549
Net income	—	—	—	—	—	—	18,977	18,977
Other comprehensive income	—	—	—	—	—	168	—	168
Share-based compensation	189,670	22	—	—	6,094	—	—	6,116
Shares issued in business combination (see Note 4)	20,000,000	2,336	—	—	213,064	—	—	215,400
Repurchase of Earnout Warrants (see Note 11)	—	—	—	—	(55)	—	—	(55)
Repurchase of ordinary shares	(47,241)	—	47,241	(314)	—	—	—	(314)
Balance at December 31, 2018	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(162,565)	$839,841
Net loss	—	—	—	—	—	—	(4,357)	(4,357)
Other comprehensive loss	—	—	—	—	—	(20,984)	—	(20,984)
Share-based compensation	472,937	54	—	—	8,791	—	—	8,845
Repurchase of ordinary shares	(1,791,487)	—	1,791,487	(13,694)	—	—	—	(13,694)
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(166,922)	$809,651
Net loss	—	—	—	—	—	—	(262,370)	(262,370)
Other comprehensive loss	—	—	—	—	—	(6,307)	—	(6,307)
Equity issuance, net (see Note 10)	4,878,049	553	—	—	19,005	—	—	19,558
Share-based compensation, net of tax withholdings	911,774	103	12,592	(54)	10,055	—	—	10,104
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(429,292)	$568,136

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(262,370)	$(4,357)	$18,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	92,570	101,897	73,278
Amortization of debt discount and issuance costs	2,825	1,371	1,523
Share-based compensation	10,158	8,845	6,116
Loss (gain) on derivative financial instruments	8,204	(708)	12,476
Gain on property damage insurance proceeds	—	—	(2,212)
Impairment loss	55,619	6,168	—
Deferred income taxes	(11,472)	(22,947)	3,006
Loss on sale of assets	2,021	—	—
Amortization of key money	(907)	(263)	—
Bad debt expense	3,115	1,402	338
Other	(845)	1,070	762
Changes in assets and liabilities:
Trade and other receivables, net	42,702	(9,890)	(11,536)
Accounts receivable from related parties	1,675	1,029	(4,935)
Inventories	1,132	(1,218)	(456)
Prepayments and other assets	(657)	(10,742)	3,396
Trade and other payables	(39,866)	1,618	13,725
Payables to related parties	453	3,300	1,354
Income tax payable	(2,904)	1,353	809
Other liabilities	(1,391)	(5,740)	(2,191)
Net cash (used in) provided by operating activities	(99,938)	72,188	114,430
INVESTING ACTIVITIES
Capital expenditures	(36,360)	(208,970)	(110,851)
Acquisition of Sagicor business, net of cash acquired	—	—	(93,128)
Purchase of intangibles	(1,001)	(3,569)	(2,832)
Receipt of key money	8,500	6,500	2,000
Proceeds from the sale of assets, net	58,273	214	22
Property damage insurance proceeds	—	2,009	203
Net cash provided by (used in) investing activities	29,412	(203,816)	(204,586)
FINANCING ACTIVITIES
Proceeds from debt issuance, net of discount	199,600	—	99,499
Issuance costs of debt	(8,677)	—	—
Proceeds from ordinary shares, net of issuance costs	19,558	—	—
Repayment of debt	(10,100)	(10,100)	(9,850)
Proceeds from borrowings on revolving credit facility	40,000	60,000	—
Repayments of borrowings on revolving credit facility	(15,333)	—	—
Repurchase of ordinary shares	(2,500)	(13,694)	(314)
Repurchase of ordinary shares for tax withholdings	(54)	—	—
Principal payments on financing lease obligations	(39)	—	—
Repurchase of Earnout Warrants	—	—	(55)
Net cash provided by financing activities	222,455	36,206	89,280
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,929	(95,422)	(876)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$20,931	$116,353	$117,229
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$172,860	$20,931	$116,353

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows (Continued)
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$146,919	$20,931	$116,353
Restricted cash	25,941	—	—
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$172,860	$20,931	$116,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$70,017	$43,089	$53,420
Cash paid for income taxes, net	$4,414	$8,159	$10,890
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$1,441	$20,958	$484
Intangible assets capitalized but not yet paid	$114	$251	$516
Interest capitalized but not yet paid	$—	$41	$16
Par value of vested restricted share awards	$103	$54	$22
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,393	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,333	$—	$—
Termination of right-of-use asset and operating lease liability	$646	$—	$—
Non-cash issuance of shares in business combination (see Note 4)	$—	$—	$215,400
The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Consolidated Financial Statements
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. As of the filing date, we own and/or manage a portfolio of 20 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements (our “Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic, and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts from late March through June 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As of December 31, 2020, all but one of our resorts have reopened. We also implemented additional safety measures at our resorts to mitigate the potential health risks of COVID-19. Although we began operations in July, we cannot predict when our business will return to normalized levels because we cannot predict when all effects of the pandemic will subside. The longer and more severe the pandemic, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our debt.

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
Foreign exchange gains and losses are presented in the Consolidated Statements of Operations within other (expense) income. We recognized foreign currency losses of $2.0 million, $2.1 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. We recognized impairment losses on property and equipment, net of $35.9 million, $0 million and $0 million, respectively, for the years ended December 31, 2020, 2019 and 2018.
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
Commitments and contingencies
We are subject to various legal proceedings, regulatory proceedings and claims, the outcomes of which are subject to uncertainty. We record an estimated loss from a loss contingency, with a corresponding charge to income, if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We provide disclosure on contingencies when there is a reasonable possibility that a loss has been incurred (see Note 8).
Ordinary shares and paid-in capital
Ordinary shares are classified as equity when there is no obligation to transfer cash or other assets to the respective holder. Incremental costs directly attributable to the issuance of ordinary shares are recognized as a reduction of equity, net of any tax effects.
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
Goodwill
Goodwill arises in connection with business combinations and is generally allocated to our reporting units, which are also our operating segments, based on their relative fair values. Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate a potential impairment. As a result of COVID-19 and the temporary suspension of operations at our resorts, the forecasted future cash flows of our reporting units materially decreased during the first quarter of 2020. We performed an interim quantitative impairment analysis as of March 31, 2020 and recognized $17.7 million of goodwill impairment losses at the Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa (see Note 18). We completed our most recent annual impairment assessment for our goodwill associated with the reporting units within our Yucatán Peninsula and Jamaica reportable segments as of July 1, 2020 and October 1, 2020, respectively, and concluded that goodwill was not impaired as of such testing dates. As a result of the COVID-19 testing requirements enacted by the Jamaican government and the re-entry requirements imposed by the U.S. Center for Disease Control, we performed an interim quantitative impairment analysis over the Hilton Rose Hall Resort & Spa as of December 31, 2020 and concluded that the goodwill was partially impaired. We recognized a $2.0 million impairment loss during the fourth quarter of 2020 for this reporting unit (see Note 18).
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
Other intangible assets
The useful life for definite lived intangibles is determined to be equal to their economic life. An impairment loss is recognized for our indefinite or definite lived assets when the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2020, 2019 and 2018.
Revenue recognition
Revenue is recognized on an accrual basis when the rooms are occupied and services have been rendered. We primarily derive our revenue from the following sources:
•Package revenue: Revenues derived from all-inclusive packages purchased by our guests, which include room accommodations, food and beverage services and entertainment activities, are included in the package revenue line item of the Consolidated Statements of Operations and are considered one performance obligation. Contract liabilities consist of advanced deposits received from customers which are deferred until the rooms are occupied and the services have been rendered. Advance deposits are included in trade and other payables in the Consolidated Balance Sheet. Revenue is measured at the fair value of the consideration received or receivable, stated net of estimated discounts, rebates and value added taxes and recognized when our performance obligation of all-inclusive services is considered transferred to the customer.
•Non-package revenue: Revenue associated with upgrades, premium services and amenities that are not included in the all-inclusive package. This includes, but is not limited to, premium rooms, dining experiences, wines and spirits and spa packages which are included in the non-package revenue line item of the Consolidated Statements of Operations. Revenue is recognized based on the agreed upon price after the completion of the sale when the product or service is transferred to the customer. Food and beverage revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.
•Management fees: Management fees are derived from resorts that we manage, typically under long-term contracts with the property owner. Management fees are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. We recognize revenue over the term of the service period as the third-party owners benefit from our management services. Revenue from management contracts is included in the management fees line item of the Consolidated Statements of Operations.
•Cost reimbursements: Cost reimbursements are derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. These revenues are fully offset by reimbursed costs and have no impact on net income. Cost reimbursements are recognized when agreed upon reimbursable costs are incurred from managing resorts owned by third-parties and included in the cost reimbursements line item of the Consolidated Statements of Operations.
Revenue from operations in the Dominican Republic is net of statutory withholdings for government mandated compulsory tips of $2.0 million, $3.8 million and $5.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2020, 2019 and 2018, we recorded advertising costs of $11.3 million, $26.6 million and $27.3 million, respectively. Advertising costs are presented in the Consolidated Statements of Operations within selling, general and administrative expenses.
Share-based compensation
We have an equity incentive plan that provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. We recognized share-based compensation based on the following scenarios:
•Awards vesting with the passage of time: Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period.
•Awards vesting with market conditions: The conditions are incorporated into the fair value measurement and recognized as an expense on a straight-line basis over the vesting period. The compensation expense is not adjusted if the conditions are not met. The determination of fair value on the date of grant is subjective and involves significant estimates and assumptions including expected volatility of our shares, expected dividend yield, expected term and assumptions of whether these awards will achieve performance thresholds.
•Awards vesting with performance conditions: Compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.
The effects of forfeitures are recognized in compensation expense when they occur.
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive (loss) income in our Consolidated Statements of Comprehensive (Loss) Income and reclassified into interest expense in our Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet this criteria, then the change in fair value is recognized in interest expense.

Leases
We determine if an arrangement is a lease or contains a lease at the inception of the contract. Our leases generally contain fixed and variable components. The variable components of our leases are primarily based on operating performance of the leased property. Our lease agreements may also include non-lease components, such as common area maintenance, which we do not combine with the lease component.
Lease liabilities, which represent our obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent our right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of future payments over the lease term. We calculate the present value of future payments using the discount rate implicit in the lease, if available, or our incremental borrowing rate.
For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset and recorded within depreciation and amortization in the Consolidated Statements of Operations.
Assets and Liabilities Held for Sale
We classify resorts as held for sale when the sale is probable, will be completed within one year and actions to complete the sale are unlikely to change or it is unlikely that the sale will not occur. This is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist that could prevent the transaction from being completed in a timely manner. We typically classify resorts as held for sale when all the following conditions are met:
•our Board of Directors has approved the sale (to the extent that the dollar amount of the sale requires Board approval);
•a binding agreement to sell the resort has been signed under which the buyer has committed a significant amount of nonrefundable cash; and
•no significant financing contingencies exist that could prevent the transaction from being completed in a timely manner.
If these criteria are met, we will cease recording depreciation expense, record an impairment loss to the extent the carrying amount of the resort exceeds the fair value and classify the assets and related liabilities as held for sale on the Consolidated Balance Sheet. Assets and related liabilities classified as held for sale are measured at the lower of their carrying value or fair value less costs to sell. Gains on sales are recognized at the time of sale.
Accounting standards
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that could have a material effect on our financial statements:

Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (as amended by ASU No. 2018-19)	This standard amends current guidance on the impairment of financial instruments by adding an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.	January 2020	On January 1, 2020, we adopted ASU No. 2016-13. We determine our credit losses by applying an expected loss rate to the outstanding balance of accounts receivable for each of our reportable segments (refer to Note 19) and our corporate entities. The expected loss rates for our reportable segments and corporate entities were determined primarily using historical credit losses, which are not expected to differ from what is currently expected over the life of our trade receivables.

The adoption of ASU No. 2016-13 was immaterial to our Consolidated Financial Statements for the year ended December 31, 2020. Refer to further discussion in Note 18.

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
The adoption of ASU No. 2019-12 will result in changes to deferred tax liabilities and deferred income tax expense for our resorts located in the Dominican Republic, which are subject to hybrid tax regimes. We do not expect the adoption of ASU No. 2019-12 to have a material impact on our Consolidated Financial Statements.

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	January 2022	We are currently evaluating the impact of ASU No. 2020-04 on the Consolidated Financial Statements. We may elect to early adopt the standard prior to the discontinuation of LIBOR rates beginning on December 31, 2021.
Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 19) ($ in thousands):

	Year Ended December 31, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$96,942	$28,535	$42,584	$61,386	$—	$229,447
Non-package revenue	16,263	5,532	7,356	11,223	372	40,746
Management fees	—	—	—	—	807	807
Cost reimbursements	—	—	—	1,661	528	2,189
Total revenue	$113,205	$34,067	$49,940	$74,270	$1,707	$273,189

	Year Ended December 31, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$212,794	$76,056	$75,874	$173,364	$—	$538,088
Non-package revenue	31,282	12,620	15,067	31,164	24	90,157
Management fees	—	—	—	—	1,820	1,820
Cost reimbursements	—	—	—	4,678	1,734	6,412
Total revenue	$244,076	$88,676	$90,941	$209,206	$3,578	$636,477

	Year Ended December 31, 2018
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$236,815	$75,506	$104,858	$114,569	$342	$532,090
Non-package revenue	30,141	13,866	20,279	18,941	(37)	83,190
Management fees	—	—	—	—	755	755
Cost reimbursements	—	—	—	—	978	978
Total revenue	$266,956	$89,372	$125,137	$133,510	$2,038	$617,013
Performance obligations

We recognize revenues when the performance obligations are satisfied by transferring control of the product or service to our customers as described in Note 2.

We do not disclose the value of unsatisfied performance obligations for contracts with consideration determined by our performance completed to date or with an expected length of one year or less. Due to the nature of our business, our revenue is not significantly impacted by refunds. Cash payments received in advance of guests staying at our resorts are refunded to resort guests if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the resort stay occurs or services are rendered.
Contract assets and liabilities

We do not have any material contract assets as of December 31, 2020 and 2019 other than trade and other receivables on our Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

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
Note 4. Business combinations

Business combination with the Sagicor Parties

On February 26, 2018, we entered into a Share Exchange Implementation Agreement with JCSD Trustee Services Limited, X Fund Properties Limited, Sagicor Pooled Investment Funds Limited, and Sagicor Real Estate X Fund Limited (collectively, the “Sagicor Parties”), as amended by that certain First Amendment to Share Exchange Implementation Agreement dated May 31, 2018 (as amended, the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Sagicor Parties agreed to contribute a portfolio of the following assets (the “Sagicor Assets”) to a subsidiary of ours in exchange for consideration consisting of a combination of our ordinary shares and cash:

•The Hilton Rose Hall Resort & Spa;
•The Jewel Runaway Bay Beach Resort & Waterpark;
•The Jewel Dunn’s River Beach Resort & Spa;
•The Jewel Paradise Cove Beach Resort & Spa;
•The 88 units comprising one of the towers in the multi-tower condominium and spa at the Jewel Grande Montego Bay Resort & Spa;
•Developable land sites adjacent to the Jewel Grande Montego Bay Resort & Spa and the Hilton Rose Hall Resort & Spa;
•The management contract for the units owned by the Sagicor Parties at the Jewel Grande Montego Bay Resort & Spa; and
•All of the Sagicor Parties’ rights to “The Jewel” resort brand.

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

Fair values of assets acquired and liabilities assumed
The following table presents our estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Acquisition Date as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2019 and as finalized during the three months ended June 30, 2019 ($ in thousands):

	June 1, 2018 (as previously reported)	Adjustments(1)	June 1, 2018 (as finalized)
Total purchase consideration	$308,528	$—	$308,528
Net assets acquired
Working capital	(1,665)	—	(1,665)
Property and equipment	304,299	(5,950)	298,349
Identifiable intangible assets and liabilities	(449)	—	(449)
Deferred income taxes	(25,582)	1,996	(23,586)
Goodwill	31,925	3,954	35,879
Total net assets acquired	$308,528	$—	$308,528
________
(1) In addition to the adjustments recorded during the measurement period, we recognized adjustments to deferred income taxes and goodwill representing immaterial corrections of errors for acquired property and equipment in the third quarter of 2019 and the second half of 2020. The adjustments were not significant to our previously reported Consolidated Financial Statements.
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
Deferred income taxes
Deferred income taxes primarily relate to the fair value of non-current assets and liabilities acquired from the Sagicor Parties, including property and equipment and intangible liabilities. We calculated deferred income taxes based on the statutory rate in the jurisdiction of the legal entities where the acquired non-current assets and liabilities are recorded. Deferred tax assets, net of a $0.8 million valuation allowance, were $0.2 million and deferred tax liabilities were $23.8 million related to the acquisition.
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

Pro forma results of operations
The following unaudited pro forma results of operations were prepared as though the business combination was completed on January 1, 2018. This unaudited pro forma financial information does not necessarily reflect the results of operations of Playa that actually would have resulted had the acquisition of the Sagicor Assets occurred at the date indicated, nor does it project the results of operations of Playa for any future date or period ($ in thousands):

Year Ended December 31,
2018
Pro forma revenue	$666,778
Pro forma net income	$31,511
The unaudited pro forma financial information for the year ended December 31, 2018 includes adjustments for:
•Depreciation and amortization expense resulting from the estimated fair values of acquired property and equipment and identifiable definite-lived intangible assets and liabilities, respectively;
•Elimination of the Sagicor Assets’ management fees and interest expense;
•Interest expense resulting from the issuance of a $100.0 million term loan add-on; and
•Related income tax effects.
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

June 2, 2018 - December 31, 2018
Revenue	$55,598
Net income	$898

Note 5. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of December 31,
	2020	2019
Property and equipment, gross
Land, buildings and improvements	$1,863,406	$1,976,214
Fixtures and machinery(1)	83,802	81,437
Furniture and other fixed assets	225,869	228,533
Construction in progress	4,552	42,083
Total property and equipment, gross	2,177,629	2,328,267
Accumulated depreciation	(450,246)	(398,353)
Total property and equipment, net	$1,727,383	$1,929,914
________
(1) Includes the gross balance of our finance lease right-of-use asset of $2.3 million (see Note 9). Amortization expense for our finance lease was $0.1 million and $0 million for the years ended December 31, 2020 and 2019, respectively. We did not have any capital leases, as defined under ASC 840, Leases, as of and for the year ended December 31, 2018.

Depreciation expense for property and equipment was $90.9 million, $100.8 million and $72.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
For the years ended December 31, 2020, 2019 and 2018, $0 million, $13.1 million and $5.2 million of interest expense was capitalized on qualifying assets, respectively. Interest expense was capitalized using the weighted-average interest rate of the debt.
Sale of assets

On May 22, 2020, we completed the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were reported within our Jamaica reportable segment, for $60.0 million in cash consideration. Upon classification as held for sale, we recorded an impairment loss of $25.3 million based on the sale price of the properties, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 16). The impairment is recorded within impairment loss in the Consolidated Statements of Operations. Upon closing, we received total cash consideration of $58.7 million, after customary closing costs, and recognized a loss of $1.8 million within loss on sale of assets in the Consolidated Statements of Operations.

Consistent with the terms of our Existing Credit Agreement (as defined in Note 11), we expect that a portion of the net proceeds, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to prepay our Term Loan in May 2022.

Assets held for sale

On November 3, 2020, we entered into an agreement to sell the Dreams Puerto Aventuras, which is reported within our Yucatán Peninsula reportable segment, for $34.5 million in cash consideration. Upon classification as held for sale, we recorded an impairment loss of $10.6 million based on the sale price, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 16). The impairment is recorded within impairment loss in the Consolidated Statements of Operations. The assets are recorded at their fair value less costs to sell within assets held for sale in the Consolidated Balance Sheet.
Note 6. Income taxes
Net (loss) income before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$1,053	$(7,030)	$(5,168)
Foreign	(274,396)	(14,547)	36,344
Net (loss) income before tax	$(273,343)	$(21,577)	$31,176
The components of our income tax benefit (provision) for the years ended December 31, 2020, 2019 and 2018 were as follows ($ in thousands):

	Year Ended December 31,
	2020	2019(1)	2018(1)
Current
Domestic	$431	$(8)	$(1)
Foreign	(892)	(5,592)	(9,183)
Total current income tax provision	(461)	(5,600)	(9,184)
Deferred
Domestic	(7,684)	7,684	—
Foreign	19,118	15,136	(3,015)
Total deferred income tax benefit (provision)	11,434	22,820	(3,015)
Income tax benefit (provision)	$10,973	$17,220	$(12,199)
________
(1) During 2020, we recognized $0.8 million in additional net income tax expense related to prior periods, which was not significant to our previously reported Consolidated Financial Statements.

Reconciliation of Netherlands statutory income tax rate to actual income tax rate
A reconciliation of The Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
	2020		2019		2018
Income tax benefit (provision) at statutory rate	$68,336	25.0%	$5,394	25.0%	$(7,794)	25.0%
Differences between statutory rate and foreign rate	(598)	(0.2)%	18,836	87.3%	21,629	(69.4)%
Inflation adjustments	4,366	1.6%	4,276	19.8%	4,848	(15.6)%
Nondeductible interest and expenses	(19,893)	(7.3)%	(12,043)	(55.8)%	(7,963)	25.5%
Goodwill impairment	(4,900)	(1.8)%	(1,542)	(7.1)%	—	—%
Foreign exchange rate differences	(4,194)	(1.5)%	(6,038)	(28.0)%	(3,561)	11.4%
Dominican Republic tax classification	7,949	2.9%	(6,109)	(28.3)%	(5,145)	16.5%
Dutch and U.S. tax rate change	10,545	3.9%	3,952	18.3%	(13,721)	44.0%
Basis difference in fixed assets	(3,026)	(1.1)%	—	—%	—	—%
Other prior year and miscellaneous adjustments	601	0.1%	(60)	(0.3)%	(193)	0.7%
Change in valuation allowance	(48,213)	(17.6)%	10,554	48.9%	(299)	1.0%
Income tax benefit (provision)	$10,973	4.0%	$17,220	79.8%	$(12,199)	39.1%
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the year ended December 31, 2020, we recognized an income tax benefit of $11.0 million, resulting in an effective tax rate for the year of 4.0%. The 2020 income tax benefit was driven primarily by a $68.3 million benefit on the tax impact of book losses, a $4.4 million tax benefit associated with inflation adjustments, a $10.5 million tax benefit on measurement of the Dutch deferred tax assets and liabilities pursuant to the Dutch tax rate change, and a $7.9 million tax benefit associated with our Dominican Republic entities. The 2020 income tax benefit was partially offset by $24.8 million of tax expense on non-deductible interest, goodwill and other expenses, a $4.2 million tax expense due to changes in foreign exchange rates, a $3.0 million tax expense associated with a newly established basis difference in fixed assets and a $48.2 million increase in our valuation allowance.
For the year ended December 31, 2019, we recognized an income tax benefit of $17.2 million, resulting in an effective tax rate for the year of 79.8%. The 2019 income tax benefit was driven primarily by a $5.4 million benefit on the tax impact of book losses, an $18.8 million tax benefit from our rate-favorable jurisdictions, a $4.3 million tax benefit associated with inflation adjustments, a $4.0 million tax benefit on measurement of the Dutch deferred tax assets and liabilities pursuant to the Dutch tax rate change and a $10.6 million decrease in our valuation allowance. The income tax benefit was partially offset by the $13.6 million tax expense on non-deductible interest, goodwill impairment expense and other expenses, a $6.1 million expense associated with our Dominican Republic entities and a $6.0 million tax expense associated with foreign exchange rate fluctuations.

For the year ended December 31, 2018, we recognized an income tax provision of $12.2 million, resulting in an effective tax rate for the year of 39.1%. The 2018 income tax provision was driven primarily by $13.7 million of tax expense on measurement of the Dutch deferred tax assets and liabilities pursuant to the Dutch tax rate change, a $7.8 million tax expense on the tax impact of book income, an $8.0 million tax expense on non-deductible interest and other expenses, a $5.1 million expense associated with our Dominican Republic entities and a $3.6 million tax expense associated with foreign exchange rate fluctuations. The net income tax expense was partially offset by the tax benefit of $21.6 million from the rate-favorable jurisdictions and a $4.8 million tax benefit associated with inflation adjustments.
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
Effects of the Dutch Tax Rate Change
On December 18, 2018, the Dutch Senate approved the 2019 tax package. Effective January 1, 2019, the corporate tax rate reduced from 25% to 22.55% for 2020, and 20.5% for 2021 and forward for amounts in excess of €0.2 million. These adjusted rates impact the carrying value of our deferred tax assets that are offset by a full valuation allowance. Additionally, our Netherlands entities have deferred tax liabilities on fixed assets without a valuation allowance. Our Netherlands deferred tax assets decreased $13.7 million and valuation allowance decreased $13.7 million and resulted in no net financial statement impact.

On December 17, 2019, the Dutch Senate approved the 2020 tax package, effective January 1, 2020. Compared to the 2019 tax package, the 2020 tax package increased the corporate tax rate to 25% for 2020 and increased the corporate tax rate to 21.7% for 2021 and forward for amounts in excess of €0.2 million. These adjusted rates increased the carrying value of our deferred tax assets by $4.2 million, which was offset by a full valuation allowance increase of $4.2 million and resulted in no net financial statement impact.

Based on the rules presented on September 15, 2020, the Dutch government presented the 2021 tax plan package to the Lower House of Parliament. The new tax plan changed the corporate income tax rate for 2021 and forward back to 25% for amounts in excess of €0.2 million. This was enacted by December 31, 2020. The adjusted rate increased the carrying value of our deferred tax assets by $10.5 million, which was offset by a full valuation allowance increase of $10.5 million and resulted in no net financial statement impact.
Dominican Republic

Taxes in the Dominican Republic are determined based upon Advanced Pricing Agreements (“APA”) approved by the Ministry of Finance of the Dominican Republic. APAs were signed in December 2017 and remained in effect through 2020 for two of our Dominican Republic resort entities. Pursuant to the signed APAs, our Dominican Republic entities are subject to the greater of an income tax, asset tax or gross receipts tax.

During 2020, our Dominican Republic entities were not subject to income tax. We project that they will be subject to income taxes in some of the foreseeable years. Under these circumstances, we applied ASC 740-10-55-144 to compute a hybrid tax rate for our deferred taxes. For the year ended December 31, 2020, we recorded a deferred tax benefit of $7.9 million. We will closely monitor the operations of our Dominican Republic entities and update the computation as necessary on a quarterly basis.

During 2019, our Dominican Republic entities were not subject to income tax. We projected that they would be subject to income taxes in some of the foreseeable years. Under these circumstances, we applied ASC 740-10-55-144 to compute a hybrid tax rate for our deferred taxes. For the year ended December 31, 2019, we recorded deferred tax expense of $5.7 million.

During 2018, some of our Dominican Republic entities were subject to income tax. We projected that they would be subject to income taxes in some of the foreseeable years. Under these circumstances, we applied ASC 740-10-55-144 to compute a hybrid tax rate for our deferred taxes. For the year ended December 31, 2018, we recorded current income tax expense of $0.3 million and deferred tax expense of $4.8 million.
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

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows ($ in thousands):

	As of December 31,
	2020	2019
Deferred tax assets
Advance customer deposits	$1,721	$5,074
Trade payables and other accruals	9,921	8,381
Labor liability accrual	1,000	1,020
Property and equipment	2,441	788
Lease obligation	857	1,123
Other assets	—	2,564
Net operating losses	145,576	110,135
Total deferred tax asset	161,516	129,085
Valuation allowance	(123,967)	(79,788)
Net deferred tax asset	37,549	49,297

Deferred tax liabilities
Accounts receivable and prepayments to vendors	60	613
Property and equipment	102,781	124,121
Other liabilities	2,901	1,123
Total deferred tax liability	105,742	125,857
Net deferred tax liability	$(68,193)	$(76,560)
As of December 31, 2020 and 2019, we had $89.1 million and $35.1 million, respectively, of net operating loss carryforwards in our Mexican subsidiaries that expire in varying amounts from 2021 to 2030.
As of December 31, 2020 and 2019, we had $353.2 million and $356.3 million, respectively, of net operating loss carryforwards in our Dutch subsidiaries that expire in varying amounts from 2021 to 2027.
As of December 31, 2020 and 2019, we had $95.7 million and $56.5 million, respectively, of net operating loss carryforwards in our Jamaica subsidiaries. Jamaican NOLs do not expire, however, the utilization is limited to 50% of taxable income before the net operating loss deduction annually for our legacy Jamaican entity. This 50% cap does not apply to our Jamaican entities formed in 2018 because of the exception that it does not apply during the five years of assessment following the first year of operation of a new trade, profession, or business.
As of December 31, 2020 and 2019, we had $25.9 million and $28.5 million, respectively, of net operating loss carryforwards in our U.S. subsidiaries. These carryforwards generated before 2018 expire in various amounts from 2034 to 2037, while net operating losses generated in 2018 and forward do not expire.
As of December 31, 2020, we had $1.5 million of net operating loss carryforwards in one of our Dominican Republic subsidiaries which expires after 2025. As of December 31, 2019, we had no net operating loss carryforwards.
The ability to utilize the tax net operating losses in any single year ultimately depends upon our ability to generate sufficient taxable income.
We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our subsidiaries. We intend to permanently reinvest all foreign earnings and have no intention to repatriate foreign earnings to the U.S. for the forseeable future.

The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2020, 2019 and 2018 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2020	$(79,788)	$(45,833)	$1,654	$(123,967)
December 31, 2019	$(94,575)	$(7,008)	$21,795	$(79,788)
December 31, 2018	$(98,755)	$(23,789)	$27,969	$(94,575)
The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2020, our valuation allowance relates primarily to net operating loss carryforwards, which we do not expect to utilize, most notably in the U.S., Netherlands, and certain legal entities in Mexico and Jamaica.
We are subject to income taxes in a variety of global jurisdictions and are not currently under income tax examination in any of our significant jurisdictions. For these significant jurisdictions, the earliest years that remain subject to examination are 2009 for Mexico, 2018 for the Netherlands, 2014 for Jamaica and 2017 for the Dominican Republic and the United States. We consider the potential outcome of current and future examinations in our assessment of our reserve for uncertain tax positions.
We had no uncertain tax positions as of December 31, 2020, 2019 and 2018.
Note 7. Related party transactions
Relationship with Hyatt
Hyatt Hotels Corporation (“Hyatt”) is considered a related party of the Company due to its ownership of our ordinary shares by its affiliated entities and representation on our Board of Directors. We pay Hyatt fees associated with the franchise agreements of our resorts operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands and receive reimbursements for guests that pay for their stay using the World of Hyatt® guest loyalty program.
Relationship with Sagicor
Sagicor Group Jamaica Limited (“Sagicor”) is considered a related party of the Company due to its ownership of our ordinary shares by its affiliated entities and representation on our Board of Directors. We pay Sagicor for insurance coverage for some of our Jamaica properties. Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2020, 2019 and 2018 were as follows ($ in thousands):

		Year Ended December 31,
Related Party	Transaction	2020	2019	2018
Hyatt	Franchise fees (1)	$9,937	$17,423	$16,688
Sagicor	Insurance premiums (1)	$927	$1,659	$1,765
Sagicor	Cost reimbursements	$1,870	$5,142	$—
Chief Executive Officer	Lease expense (2)	$770	$745	$989
________
(1)Included in direct expense in the Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.
(2)Included in selling, general, and administrative expense in the Consolidated Statements of Operations.

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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We provided all requested documentation to the Dutch tax authorities and, in the fourth quarter of 2018, they reached their final determination resulting in a gain of $1.2 million reported in other (expense) income for the year ended December 31, 2018. As of December 31, 2020 and 2019, there was no operating tax contingency outstanding.
Note 9. Leases
We enter into operating leases primarily for administrative offices. Our administrative offices, located in Virginia, Florida and Cancún, are leased under various lease agreements that extend for varying periods through 2025, with the option to extend our Cancún and Florida office leases through 2026 and 2030, respectively. The extension options are reasonably certain to be exercised and included in the amounts recorded.
We also have a finance lease arrangement with a third-party for the construction, management and maintenance of a thermal energy plant in the Dominican Republic. The lease commenced on July 1, 2020 at the Hyatt Ziva and Hyatt Zilara Cap Cana for a term of twelve years.
Our future minimum lease payments as of December 31, 2020 were as follows ($ in thousands):

	Operating Leases	Finance Leases
Minimum future lease payments
2021	$954	$307
2022	988	312
2023	697	317
2024	560	323
2025	589	328
Thereafter	1,798	2,269
Total minimum future lease payments	5,586	3,856
Less: imputed interest	(824)	(1,562)
Total lease liability(1)	$4,762	$2,294
________
(1) Operating and finance leases are included in other liabilities and debt, respectively, in our Consolidated Balance Sheet.

The following table presents the components of lease expense and supplemental cash flow information ($ in thousands):

	Year Ended December 31,
	2020	2019
Lease expense(1)(2)	$2,497	$2,563
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$721	$643
Operating cash outflows for finance leases	$112	$—
Financing cash outflows for finance leases	$39	$—
________
(1) Includes variable and short term lease expenses, which are individually immaterial. Our lease expense is reported in direct expense and selling, general and administrative expense in the Consolidated Statements of Operations depending on the nature of the lease.
(2) Lease expense under ASC 840, Leases, related to our non-cancelable operating leases, including variable lease cost, was $2.4 million for the year ended December 31, 2018.

The following table presents other relevant information related to our leases as of December 31, 2020:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	6.91 years	11.50 years
Weighted-average discount rate (1)	4.54%	9.72%
________
(1) The discount rates applied to each operating lease reflects our estimated incremental borrowing rate which was determined based on lending rates specific to the type of leased real estate. The discount rate applied to our finance lease was implicit in the lease.

We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the year ended December 31, 2020 ($ in thousands):

		Year Ended December 31,
Leases	Financial Statement Classification	2020	2019
Operating lease income (1)	Non-package revenue	$1,753	$5,105
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 10. Ordinary shares
On June 1, 2018, we issued 20,000,000 ordinary shares to the Sagicor Parties as part of the business combination with them (see Note 4).
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the year ended December 31, 2020, we purchased 340,109 ordinary shares under the repurchase program. The shares repurchased are recorded as treasury shares on the Consolidated Balance Sheet as of December 31, 2020.
On June 12, 2020, we issued 4,878,049 ordinary shares with a par value of €0.10 per share, in a private placement exempt from registration under the Securities Act in connection with our capital raising efforts. We received $19.6 million in cash consideration, after customary closing costs.
As of December 31, 2020, our ordinary share capital consisted of 134,571,290 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 2,203,659 restricted shares and 21,480 restricted share units were outstanding under the 2017 Plan (as defined in Note 12). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.

Note 11. Warrants
We previously issued 3,000,000 warrants (the “Earnout Warrants”) which entitle the holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years after March 12, 2017. The Earnout Warrants expire on March 12, 2022 or earlier upon redemption or liquidation in accordance with their term.
On August 8, 2018, we repurchased 12,230 of the outstanding Earnout Warrants for less than $0.1 million. The Earnout Warrant repurchase resulted in a reduction to paid-in capital and had no impact on our Consolidated Statements of Operations for the year ended December 31, 2018.
As of December 31, 2020, there were 2,987,770 Earnout Warrants outstanding.
Note 12. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by our Board of Directors and shareholders on March 10, 2017 and was amended on May 16, 2019 to increase the number of ordinary shares authorized and available for grant from 4,000,000 shares to 12,000,000 shares. The Compensation Committee of our Board of Directors may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards under the 2017 Plan. As of December 31, 2020, there were 8,043,686 shares available for future grants under the 2017 Plan. Compensation expense related to the 2017 Plan is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

Restricted share awards
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares) subject to restrictions and a risk of forfeiture. Restricted shares issued to employees and executives generally vest over a period of three or five years. Restricted share units generally vest over a period of three years. For restricted share awards with a three-year vesting period, one-third of the award vests on each of the first three anniversaries of the grant date of the award. For restricted share awards with a five-year vesting period, 25% of the award vests on the third anniversary of the grant date of the award, 25% vests on the fourth anniversary of the grant date of the award and 50% vests on the fifth anniversary of the grant date of the award. Restricted share awards issued to our directors for their services as directors generally vest one year from the grant date of the award.
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

A summary of our restricted share awards from January 1, 2020 to December 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	2,157,336	$9.03
Granted	1,076,619	7.92
Vested	(924,366)	8.95
Forfeited	(84,450)	8.89
Unvested balance at December 31, 2020	2,225,139	$8.53

The following table provides additional information on our restricted share awards for the years ended December 31, 2020, 2019 and 2018 ($ in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value	$7.92	$7.25	$10.25
Fair value of vested restricted share awards	$4,837	$3,600	$1,963
Share-based compensation expense	$9,123	$8,065	$5,072

As of December 31, 2020, the unrecognized compensation cost related to restricted share awards was $9.5 million and is expected to be recognized over a weighted-average period of 1.6 years.

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

In the table above, the total shareholder return component is a market condition as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to this component is recognized on a straight-line basis over the vesting period. The grant date fair value of the portion of the awards based on the compounded annual growth rate of our Adjusted EBITDA (as defined in Note 19) was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component is reassessed at each reporting date based on our estimate of the probable level of achievement, and the accrual of compensation expense is adjusted as appropriate. Due to the adverse effects of COVID-19, all outstanding performance share awards granted in 2018, 2019 and 2020 were voluntarily waived and forfeited during the fourth quarter of 2020 and accounted for as cancellations under ASC 718. The performance share awards were returned to the pool of shares available for future grants under the 2017 Plan.

A summary of our performance share awards from January 1, 2020 to December 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2020	913,407	$7.22
Granted	552,395	6.38
Forfeited	(265,088)	7.99
Canceled	(1,200,714)	6.66
Unvested balance at December 31, 2020	—	$—

The following table provides additional information on our performance share awards for the years ended December 31, 2020, 2019 and 2018 ($ in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value	$6.38	$5.83	$8.53
Share-based compensation expense	$1,035	$780	$1,045

As of December 31, 2020, the unrecognized compensation cost related to performance share awards was $1.2 million and is expected to be recognized over a weighted-average period of 1.4 years.

Note 13. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) were as follows ($ in thousands, except share data):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net (loss) income	$(262,370)	$(4,357)	$18,977
Denominator
Denominator for basic EPS - weighted-average shares	132,210,205	130,023,463	122,150,851
Effect of dilutive securities
Unvested restricted share awards	—	—	267,649
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	132,210,205	130,023,463	122,418,500
EPS - Basic	$(1.98)	$(0.03)	$0.16
EPS - Diluted	$(1.98)	$(0.03)	$0.16

For the years ended December 31, 2020, 2019, and 2018, unvested restricted share awards of 2,225,139, 2,157,336 and 9,482, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the years ended December 31, 2019 and 2018, unvested performance-based equity awards of 913,407 and 523,545, respectively, were not included in the computation of diluted EPS after assumed conversions as the performance criteria were not met as of the end of the respective reporting period. As of December 31, 2020, there were no unvested performance-based equity awards.

For the years ended December 31, 2020, 2019 and 2018, outstanding Earnout Warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.

Note 14. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	December 31, 2020	December 31, 2019
Revolving Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00%	April 27, 2022	$84,667	$60,000

Senior Secured Credit Facilities
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	$976,348	$986,448
Term A1 Loan	11.4777%	April 27, 2024	35,000	—
Term A2 Loan	11.4777%	April 27, 2024	31,000	—
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	28,000	—
Total Term Loans (at stated value)			1,070,348	986,448
Unamortized discount			(1,658)	(2,168)
Unamortized debt issuance costs			(6,015)	(3,622)
Total Term Loans, net			$1,062,675	$980,658

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$—
Unamortized discount			(3,960)	—
Unamortized debt issuance costs			(4,409)	—
Total Property Loan, net			$101,631	$—

Financing lease obligations (4)			$2,294	$—

Total debt, net			$1,251,267	$1,040,658
_______
(1)We had available balances of $0.3 million and $40.0 million as of December 31, 2020 and 2019, respectively. The weighted-average interest rate on the outstanding balance of our Revolving Credit Facility was 3.15% and 4.72% as of December 31, 2020 and 2019, respectively.
(2)One-month London Interbank Offered Rate (“LIBOR”) rate is subject to a 1.0% floor. The interest rate was 3.75% and 4.55% as of December 31, 2020 and 2019, respectively. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 15).
(3)LIBOR rate is subject to a 1.0% floor. The interest rate was 4.00% as of December 31, 2020.
(4)Interest expense for our finance lease was $0.1 million and $0 million for the years ended December 31, 2020 and 2019, respectively. We did not have any capital leases, as defined under ASC 840, Leases, as of December 31, 2018.

Aggregate debt maturities for future annual periods are as follows ($ in thousands):

	As of December 31, 2020
	Term Loan	Property Loan	Revolving Credit Facility (1)
2021	$10,100	$—	$84,667
2022	10,100	—	—
2023	10,100	—	—
2024	1,040,048	—	—
2025	—	110,000	—
Thereafter	—	—	—
Total debt maturities	$1,070,348	$110,000	$84,667
________
(1)As of December 31, 2020, we were not contractually obligated to repay the outstanding balance on our Revolving Credit Facility until 2022. Under the Fifth Amendment to the Amended and Restated Credit Agreement entered in February 2021, we are obligated to repay $17.0 million of our outstanding balance on our Revolving Credit Facility in April 2022 and the remaining outstanding balance in January 2024; however, we fully repaid the outstanding balance as of December 31, 2020 on February 5, 2021. Refer to Note 21 for further discussion.

Senior Secured Credit Facility

Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility (“Senior Secured Credit Facility”), which consists of a term loan facility which is scheduled to mature on April 27, 2024 (“Term Loan”) and a revolving credit facility which was originally scheduled to mature on April 27, 2022 (“Revolving Credit Facility”). The Term Loan bears interest at a rate per annum equal to LIBOR plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The Revolving Credit Facility bears interest at LIBOR plus 3.00%. We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum on the average daily undrawn balance of the Revolving Credit Facility.

The obligations under the Senior Secured Credit Facility are guaranteed by (a) substantially all of our material subsidiaries, subject to certain exceptions and (b) the Company on a limited recourse basis, with such guaranty being collateralized by a lien on our ordinary shares.

The obligations are further collateralized by, among other things, a lien on (i) all resorts located in Mexico, (ii) certain personal property associated with such resort properties and (iii) pledges of equity interests in certain of our subsidiaries that directly or indirectly own equity interests in any resort property or certain management companies.

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
On February 5, 2021, we amended certain terms of the Senior Secured Credit Facility. Refer to Note 21 for further details.

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
On February 5, 2021, we amended certain terms of the Additional Credit Facility. Refer to Note 21 for further details.

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
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Consolidated Balance Sheet, which had a balance of $25.9 million as of December 31, 2020.
Financing lease obligation
On July 1, 2020, we entered into a twelve year finance lease arrangement with a third-party for the construction, management and maintenance of a thermal energy plant located at the Hyatt Ziva and Hyatt Zilara Cap Cana. We recognized a $2.3 million right-of-use asset and lease liability within property and equipment, net and debt, respectively, on the Consolidated Balance Sheet.
Financial maintenance covenants
We were in compliance with all applicable covenants as of December 31, 2020. See a summary of our applicable covenants and restrictions below as of December 31, 2020:

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

As of March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Prior to our adoption of hedge accounting, the change in fair value of our interest rate swaps was recognized through interest expense in the Consolidated Statements of Operations. Following the adoption, the change in the fair value of our interest rate swaps that qualifies as effective cash flow hedges is recorded through other comprehensive loss (“OCI”) in the Consolidated Statements of Comprehensive (Loss) Income. Unrealized gains and losses in accumulated other comprehensive loss (“AOCI”) are reclassified to interest expense as interest payments are made on our variable rate debt. On February 29, 2020, our interest rate swaps were ineffective due to the decrease in interest rates and all subsequent changes in fair value were recognized through interest expense in the Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	2020	2019	2018
AOCI from our cash flow hedges as of January 1	$20,164	$—	$—
Change in fair value	16,956	5,834	—
Reclassification from AOCI to interest expense	(1,908)	24	—
OCI related to our cash flow hedges for the three months ended March 31	15,048	5,858	—
Change in fair value	—	14,648	—
Reclassification from AOCI to interest expense	(2,926)	136	—
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	14,784	—
Change in fair value	—	4,912	—
Reclassification from AOCI to interest expense	(2,958)	(324)	—
OCI related to our cash flow hedges for the three months ended September 30	(2,958)	4,588	—
Change in fair value	—	(3,907)	—
Reclassification from AOCI to interest expense	(2,959)	(1,159)	—
AOCI from our cash flow hedges as of December 31(1)	$26,369	$20,164	$—
________
(1) As of December 31, 2020, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million, which represents prior losses recognized in AOCI when our interest rate swaps were designated as a hedging instruments.

Derivative Liabilities Not Designated as Hedging Instruments (1)	Financial Statement Classification	Year Ended December 31,
		2020	2019	2018
Interest rate swaps(2)	Interest expense	$26,299	$2,715	$17,093
________
(1) Effective February 29, 2020, our interest rate swaps were ineffective and no longer designated as hedging instruments.
(2) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.

The following tables present the effect of our interest rate swaps in the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019 ($ in thousands):

Derivative Liabilities for Effective Hedges	Financial Statement Classification	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$—	$31,932

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of December 31,
		2020	2019
Interest rate swaps	Derivative financial instruments	$46,340	$—

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of December 31, 2020 and 2019. We did not have any Level 3 instruments during any of the periods presented in our Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$46,340	$—	$46,340	$—

	December 31, 2019	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$31,932	$—	$31,932	$—

The following table presents our fair value hierarchy for our financial assets measured at fair value on a nonrecurring basis within our Consolidated Balance Sheet presented as of December 31, 2020 ($ in thousands):

	November 3, 2020	Level 1	Level 2	Level 3
Fair value measurements on a nonrecurring basis
Impaired long-lived assets (1)	$34,475	$—	$34,475	$—
________
(1) On November 3, 2020, we recorded an impairment loss of $10.6 million based on the sale price of the Dreams Puerto Aventuras, which we consider an observable input other than quoted prices. Refer to further discussion of the sale in Note 5.

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2020 and 2019 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$971,920	$—	$—	$936,799
Revolving Credit Facility	84,667	—	—	84,769
Term A1 Loan	33,792	—	—	35,182
Term A2 Loan	29,930	—	—	31,161
Term A3 Loan	27,033	—	—	28,028
Property Loan	101,631	—	—	109,871
Total liabilities	$1,248,973	$—	$—	$1,225,810

	Carrying Value	Fair Value
	As of December 31, 2019	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$980,658	$—	$—	$983,214
Revolving Credit Facility	60,000	—	—	60,000
Total liabilities	$1,040,658	$—	$—	$1,043,214

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
Note 17. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Our pension obligation is a Level 3 financial instrument that is recorded at fair value and calculated using actuarial valuations by applying the “projected unit credit method.” The fair value as of December 31, 2020 and 2019 was determined based on the EMSSAH-09 and EMSSAM-09 mortality tables and the application of certain assumptions including a discount rate, a salary increase and estimated personnel turnover and disability. Liabilities are recognized as other liabilities in the Consolidated Balance Sheets. Actuarial gains and losses are recognized in the Consolidated Statements of Operations.

The following table sets forth our pension obligation, funded status and accumulated pension obligation ($ in thousands):

	As of December 31,
	2020	2019
Change in pension obligation
Balance at beginning of period	$6,764	$5,123
Service cost	822	795
Interest cost	428	492
Actuarial loss	332	881
Effect of foreign exchange rates	(560)	384
Curtailment	(264)	(171)
Benefits paid	(1,264)	(783)
(Divestiture) Acquisitions	(27)	43
Balance at end of period	$6,231	$6,764
Underfunded status	(6,231)	(6,764)
Accumulated pension obligation	$(4,382)	$(4,709)

There were no plan assets as of December 31, 2020 or 2019 as contributions are made only to the extent benefits are paid. The underfunded status of the plan is recorded in other liabilities in the Consolidated Balance Sheets.

The following table presents the components of net periodic pension cost ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Service cost	$822	$795	$674
Interest cost	428	492	364
Effect of foreign exchange rates	(560)	384	(12)
Amortization of prior service cost	1	1	25
Amortization of loss (gain)	6	(20)	(18)
Compensation-non-retirement post-employment benefits	214	(1)	(34)
Settlement and curtailment gain	(289)	(211)	(17)
Total net periodic pension cost	$622	$1,440	$982

The service cost component of net periodic pension cost is recorded within direct expense in the Consolidated Statements of Operations. All components of net periodic pension cost other than the service cost component are recorded within other (expense) income for all periods presented.

The weighted-average assumptions used to determine the pension obligation as of December 31, 2020 and 2019 and the net periodic pension cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	As of December 31,
	2020	2019	2018
Discount rate	7.10%	7.50%	9.55%
Rate of compensation increase	4.79%	4.79%	4.79%

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

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

As of December 31, 2020
2021	$561
2022	499
2023	553
2024	590
2025	651
Thereafter	4,441
Total expected plan payments	$7,295

Note 18. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31,
	2020	2019
Gross trade and other receivables (1)	$28,346	$73,015
Allowance for doubtful accounts (2)	(2,913)	(1,765)
Total trade and other receivables, net	$25,433	$71,250
________
(1)    The opening balance as of January 1, 2019 was $65.4 million.
(2)    We recognized an additional $0.8 million in bad debt expense during the year ended December 31, 2019 as a result of the bankruptcy of Thomas Cook, one of our travel partners. We also recognized $3.1 million in bad debt expense during the year ended December 31, 2020 primarily as result of the negative effects of COVID-19.

Financial instruments that are subject to credit risk consist primarily of trade accounts receivable. Trade accounts receivable are generated from sales of services to customers in the United States, Canada, Europe, Latin America and Asia. Our policy is to mitigate this risk by granting a credit limit to each client depending on the client’s volume and credit quality. In order to increase the initially established credit limit, approval is required from the credit manager. Each resort periodically reviews the age of the clients’ balances and the balances which may be of doubtful recoverability.

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

The change in the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2020	$(1,765)	$(3,115)	$1,967	$(2,913)
December 31, 2019	$(593)	$(1,402)	$230	$(1,765)
December 31, 2018	$(785)	$(338)	$530	$(593)

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31,
	2020	2019
Advances to suppliers	$8,748	$7,865
Prepaid income taxes	12,731	12,412
Prepaid other taxes (1)	14,033	11,156
Operating lease right of use assets	4,263	5,673
Contract deposit (2)	2,700	2,700
Other assets	5,163	4,885
Total prepayments and other assets	$47,638	$44,691
________
(1) Includes recoverable value-added tax, general consumption tax and other sales tax accumulated by our Mexico, Jamaica, Netherlands and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. The deposit will be used towards a purchase of a partial interest in Sanctuary Cap Cana if we are able to agree on terms.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 19) as of December 31, 2020 and 2019 were as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2019
Gross carrying value	$51,731	$—	$—	$32,776	$84,507
Accumulated impairment losses	(6,168)	—	—	—	(6,168)
Net carrying value	45,563	—	—	32,776	78,339

Activity during the year
Adjustments (1)	—	—	—	3,103	3,103
Impairment losses (2)	—	—	—	(19,788)	(19,788)

Balance at December 31, 2020
Gross carrying value	51,731	—	—	35,879	87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654
________
(1) During the second half of 2020, we recognized adjustments to deferred income taxes and goodwill representing a corrections of immaterial errors for acquired property and equipment from the business combination with Sagicor in 2018 (see Note 4). These adjustments were not significant to our previously reported Consolidated Financial Statements.
(2) As a result of the immaterial corrections noted above, we recognized an additional $1.5 million in impairment losses during the second half of 2020.

As a result of the negative impacts of COVID-19 and the temporary suspension of operations at our resorts (see Note 1), we performed an interim quantitative impairment analysis as of March 31, 2020 for all of our reporting units. The forecasted future cash flows of our reporting units materially decreased during the first quarter of 2020 and as a result, we recognized $17.7 million of goodwill impairment losses at the following reporting units within impairment loss in the Consolidated Statements of Operations as we determined that their carrying values exceeded their fair value ($ in thousands):

Reporting Unit	Reportable Segment	2020 Impairment Loss(1)
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$7,604
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,612
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,489
________
(1) As a result of the immaterial corrections to goodwill previously noted, we recognized $1.5 million in impairment losses on these three reporting units during the second half of 2020, which are included in the table above.
The fair values of our Hilton Playa del Carmen All-Inclusive Resort and Hyatt Zilara Cancún reporting units in Mexico substantially exceeded their carrying values as of March 31, 2020 and as of July 1, 2020, our annual testing date. We did not identify any additional triggering events subsequent to the annual testing date for these reporting units. The fair value of our Panama Jack Resorts Cancún reporting unit did not exceed its carrying value by a substantial amount as of March 31, 2020 or July 1, 2020. We therefore performed an interim quantitative impairment analysis for the Panama Jack Resorts Cancún reporting unit as of September 30, 2020 and concluded that the goodwill was not impaired. Due to the stronger recovery in the Mexico market, the fair value of this reporting unit exceeded its carrying value by a substantial amount as of September 30, 2020. We did not identify any additional triggering events subsequent to the September 30, 2020 interim testing date for this reporting unit.
The fair value of the Hilton Rose Hall Resort & Spa reporting unit in Jamaica substantially exceeded its carrying value as of March 31, 2020. However, as a result of the COVID-19 testing requirements enacted by the Jamaican government, the fair value of the reporting unit did not exceed its carrying value by a substantial margin as of October 1, 2020, our annual testing date. As a result of the continued COVID-19 testing requirements, combined with the re-entry requirements imposed by the U.S. Center for Disease Control, we also performed an interim quantitative impairment analysis over the Hilton Rose Hall Resort & Spa reporting unit as of December 31, 2020 and concluded that the goodwill was partially impaired. We recognized a $2.0 million impairment loss within impairment loss in the Consolidated Statements of Operations for this reporting unit ($ in thousands):

Reporting Unit	Reportable Segment	2020 Impairment Loss
Hilton Rose Hall Resort & Spa	Jamaica	$2,033
During the fourth quarter of 2019, we performed an interim quantitative impairment analysis over our Panama Jack Resorts Playa del Carmen reporting unit due to the unfavorable market conditions in the Yucatán Peninsula region. The financial performance of this reporting unit did not recover during the fourth quarter of 2019 consistent with our other reporting units in the region. The decline in current and forecasted cash flows was considered a triggering event for quantitative impairment testing. As a result of our quantitative impairment analysis, we determined that the carrying value of our Panama Jack Resorts Playa del Carmen reporting unit exceeded its fair value and we recognized an impairment loss of $6.2 million for the year ended December 31, 2019. The impairment loss was equivalent to the total amount of goodwill allocated to this reporting unit ($ in thousands):

Reporting Unit	Reportable Segment	2019 Impairment Loss
Panama Jack Resorts Playa del Carmen	Yucatán Peninsula	$6,168

Other intangible assets
Other intangible assets as of December 31, 2020 and 2019 consisted of the following ($ in thousands):

	As of December 31,
	2020	2019
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract (2)	1,900	1,900
Enterprise resource planning system (3)	6,047	5,187
Other	4,238	3,346
Total gross carrying value	13,060	11,308

Accumulated amortization
Management contract (2)	(238)	(143)
Enterprise resource planning system (3)	(1,125)	(437)
Other	(3,141)	(2,320)
Total accumulated amortization	(4,504)	(2,900)

Net carrying value
Casino and other licenses (1)	875	875
Management contract (2)	1,662	1,757
Enterprise resource planning system (3)	4,922	4,750
Other	1,097	1,026
Total net carrying value	$8,556	$8,408
________
(1) Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents the fair value of a management contract acquired in the business combination with the Sagicor Parties (see Note 4).
(3) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning (“ERP”) system, of which $1.4 million and $2.6 million was placed into service in 2020 and 2019, respectively, and are being amortized over a weighted-average amortization period of 7 years.
Amortization expense on our intangible assets was $1.7 million, $1.1 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense relating to intangible assets with finite lives for the years ended December 31, 2021 to 2025 is expected to be as follows ($ in thousands):

As of December 31, 2020
2021	$1,432
2022	1,338
2023	1,112
2024	997
2025	909
Thereafter	1,893
Total future amortization expense	$7,681

Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31,
	2020	2019
Trade payables	$23,348	$45,299
Advance deposits(1)	29,707	53,769
Withholding and other taxes payable	37,450	46,983
Interest payable	618	125
Payroll and related accruals	15,668	14,547
Accrued expenses and other payables	16,619	20,880
Total trade and other payables	$123,410	$181,603
________
(1) The opening balance as of January 1, 2019 was $57.3 million.
Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31,
	2020	2019
Pension obligation	$6,231	$6,764
Operating lease liabilities	4,762	6,208
Unfavorable ground lease liability (1)	2,090	2,187
Key money (2)	15,790	8,225
Other	895	923
Total other liabilities	$29,768	$24,307
________
(1) Represents the unamortized balance of the unfavorable ground lease intangible acquired in the business combination with the Sagicor Parties (see Note 4).
(2) Represents the unamortized balance of key money received, which is recorded as a reduction to franchise fees within direct expenses in the Consolidated Statements of Operations. We received $8.5 million and $6.5 million in 2020 and 2019, respectively.
Note 19. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we report four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic, and (iv) Jamaica. For the years ended December 31, 2020, 2019 and 2018, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) other (expense) income; (b) pre-opening expense; (c) share-based compensation; (d) other tax expense; (e) transaction expense; (f) severance expense; (g) property damage insurance gain; (h) repairs from hurricanes and tropical storms; (i) impairment loss; (j) loss on sale of assets; and (k) Jamaica delayed opening accrual reversal.

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
The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Owned net revenue (1)
Yucatán Peninsula	$109,629	$235,788	$259,393
Pacific Coast	33,065	85,219	86,317
Dominican Republic	49,898	90,783	125,137
Jamaica	69,173	193,558	126,702
Segment owned net revenue (2)	261,765	605,348	597,549
Other	367	23	305
Management fees	807	1,820	755
Cost reimbursements	2,189	6,412	978
Compulsory tips	8,061	22,874	17,426
Total revenue	$273,189	$636,477	$617,013
________
(1) We recognized $3.0 million, $0 million and $2.0 million in business interruption insurance recoveries for the years ended December 31, 2020, 2019 and 2018, respectively. The business interruption insurance recoveries recognized in 2020 primarily relate to the suspension of operations experienced as a result of the COVID-19 pandemic, and those received in 2018 relate to Hurricane Irma and Hurricane Maria that occurred in the third quarter of 2017.
(2) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income (loss) for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Owned Resort EBITDA
Yucatán Peninsula	$17,783	$82,534	$107,884
Pacific Coast	4,281	31,618	31,038
Dominican Republic	(6,694)	16,596	41,228
Jamaica	(1,284)	55,175	32,912
Segment Owned Resort EBITDA	14,086	185,923	213,062
Other corporate	(36,066)	(37,049)	(34,786)
Management fees	807	1,820	755
Total adjusted EBITDA	(21,173)	150,694	179,031
Interest expense	(81,942)	(44,087)	(62,243)
Depreciation and amortization	(92,570)	(101,897)	(73,278)
Impairment loss	(55,619)	(6,168)	—
Loss on sale of assets	(2,021)	—	—
Other (expense) income	(1,164)	(3,200)	2,822
Repairs from hurricanes and tropical storms	(1,542)	—	—
Pre-opening expense	—	(1,452)	(321)
Share-based compensation	(10,158)	(8,845)	(6,116)
Other tax expense	(613)	(577)	(1,633)
Transaction expense	(2,497)	(6,175)	(9,615)
Severance expense	(3,844)	(515)	(333)
Jamaica delayed opening accrual reversal	—	—	342
Property damage insurance gain	—	—	2,212
Non-service cost components of net periodic pension (benefit) cost (1)	(200)	645	308
Net (loss) income before tax	(273,343)	(21,577)	31,176
Income tax benefit (provision)	10,973	17,220	(12,199)
Net (loss) income	$(262,370)	$(4,357)	$18,977
________
(1)    Represents the non-service cost components of net periodic pension (benefit) cost recorded within other (expense) income in the Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31,
	2020	2019
Segment property and equipment, gross
Yucatán Peninsula (1)	$799,849	$865,900
Pacific Coast	288,328	288,358
Dominican Republic	678,900	667,120
Jamaica	406,047	499,569
Total segment property and equipment, gross	2,173,124	2,320,947
Corporate property and equipment, gross	4,505	7,320
Accumulated depreciation	(450,246)	(398,353)
Total property and equipment, net	$1,727,383	$1,929,914
________
(1)    Property and equipment of the Dreams Puerto Aventuras resort is included within assets held for sale in the Consolidated Balance Sheet.

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Segment capital expenditures
Yucatán Peninsula	$4,487	$28,495	$16,684
Pacific Coast	1,345	3,144	3,181
Dominican Republic	9,966	178,599	79,543
Jamaica	3,112	5,178	6,262
Total segment capital expenditures (1)	18,910	215,416	105,670
Corporate	160	14,512	5,665
Total capital expenditures (1)	$19,070	$229,928	$111,335
________
(1) Represents gross additions to property and equipment.
Note 20. Quarterly financial information (unaudited)
The information for each historical period has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

The following tables set forth the historical unaudited quarterly financial data for the periods indicated ($ in thousands, except share data):

	Three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenues	$66,243	$28,736	$982	$177,228
Operating (loss) income	$(54,055)	$(53,556)	$(86,042)	$3,416
Net loss	$(73,752)	$(78,604)	$(87,458)	$(22,556)
Losses per share - basic	$(0.55)	$(0.58)	$(0.67)	$(0.17)
Losses per share - diluted	$(0.55)	$(0.58)	$(0.67)	$(0.17)

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$143,833	$132,825	$164,023	$195,796
Operating (loss) income	$(15,403)	$(16,458)	$10,334	$47,237
Net (loss) income	$(17,924)	$(30,461)	$1,040	$42,988
(Losses) earnings per share - basic	$(0.14)	$(0.23)	$0.01	$0.33
(Losses) earnings per share - diluted	$(0.14)	$(0.23)	$0.01	$0.33

Note 21. Subsequent events
For our Consolidated Financial Statements as of December 31, 2020, we evaluated subsequent events through March 4, 2021, which is the date the Consolidated Financial Statements were issued.
Performance Share Awards
On January 4, 2021, we issued 1,027,519 performance share awards that may become earned and vested based on the achievement of performance targets during a three-year performance period, where 50% of the performance share awards will vest based on the total shareholder return of our ordinary shares relative to those of our peer group and 50% will vest based on the compounded annual growth rate of our ordinary shares. Both performance targets constitute market conditions.
Equity Issuance
On January 11, 2021, we issued 28,750,000 ordinary shares with a par value of €0.10 per share in connection with a public equity offering. We received $138.0 million in cash consideration, net of underwriting discounts.
Fifth Amendment to Amended and Restated Credit Agreement
On February 5, 2021, we entered into the Fifth Amendment to the Amended & Restated Credit Agreement (the “Fifth Amendment”, and collectively with the unamended terms of the Senior Secured Credit Facility, the “Existing Credit Agreement”). The terms of the Senior Secured Credit Facility remain in effect except for the following terms modified by the Fifth Amendment:
i.extend the maturity date for $68.0 million of the $85.0 million revolving credit facility through January 2024. The remaining $17.0 million matures in April 2022;
ii.repayment of $84.7 million outstanding on our Revolving Credit Facility as a condition to maturity extension;
iii.increase the interest rate on the extended portion of our revolving credit facility to LIBOR plus an applicable margin of 4.00%;
iv.extend the Relief Period through March 31, 2022;
v.further modify the financial covenant for certain test dates after the Relief Period; and
vi.add certain restrictions on, among other things, the incurrence of additional debt and making of investments, dispositions and restricted payments during the Relief Period and thereafter.
Second Amendment to Additional Credit Facility
On February 5, 2021, we entered into the Second Amendment to the Additional Credit Facility (the “Second Amendment”). The terms of the Additional Credit Facility remain in effect except for the following terms modified by the Second Amendment:
i.extend the Relief Period through March 31, 2022;
ii.further modify the financial covenant for certain test dates after the Relief Period; and
iii.add certain restrictions on, among other things, the incurrence of additional debt and making of investments, dispositions and restricted payments during the Relief Period and thereafter.

Sale of Dreams Puerto Aventuras
We completed the sale of the Dreams Puerto Aventuras on February 5, 2021 and received total cash consideration of $34.3 million, after customary closing costs. A portion of the net proceeds, after deducting incremental expenses and capital expenditures incurred across our portfolio for 24 months following the sale, will be used to prepay our Term Loan.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheet
($ in thousands)

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$10,534	$327
Intercompany receivables from subsidiaries	506	125
Prepayments and other assets	140	119
Investment in subsidiaries	708,450	809,338
Total assets	$719,630	$809,909
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$185	$258
Advances from subsidiaries	151,309	—
Total liabilities	151,494	258
Total shareholders’ equity	568,136	809,651
Total liabilities and shareholders' equity	$719,630	$809,909

The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Operations
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$—
Selling, general and administrative expenses	(11,099)	(11,429)	(8,355)
Operating loss	(11,099)	(11,429)	(8,355)
Other (expense) income	(5)	(17)	1,382
Interest income	—	29	—
Interest expense	—	—	(197)
Net loss before equity in net (loss) income of subsidiaries	(11,104)	(11,417)	(7,170)
Equity in net (loss) income of subsidiaries	(251,266)	7,060	26,147
Net (loss) income	$(262,370)	$(4,357)	$18,977
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$2,398	$4,456	$(493)
INVESTING ACTIVITIES
Investment in subsidiaries	(161,000)	—	(7,000)
Return of investment in subsidiaries	—	—	6,784
Net cash used in investing activities	(161,000)	—	(216)
FINANCING ACTIVITIES
Advances from subsidiaries	151,309	—	—
Repayment of intercompany loans	—	—	(7,500)
Repurchase of ordinary shares	(2,500)	(13,694)	(314)
Proceeds from ordinary shares	20,000	—	—
Repurchase of Earnout Warrants	—	—	(55)
Net cash provided by (used in) financing activities	168,809	(13,694)	(7,869)
DECREASE IN CASH AND CASH EQUIVALENTS	10,207	(9,238)	(8,578)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$327	$9,565	$18,143
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,534	$327	$9,565
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash investment in subsidiaries	$—	$—	$225,000
Non-cash return of investment in subsidiaries	$—	$—	$(9,600)
Non-cash repurchases of ordinary shares for tax withholdings	$54	$—	$—
Non-cash equity issuance costs	$442	$—	$—
Par value of vested restricted share awards	$103	$54	$22

The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Notes to Condensed Financial Statements

1. Background and basis of presentation
Playa Hotels & Resorts N.V. (“Playa,” “we,” “us,” or the “Company”) was incorporated as a public limited liability company in the Netherlands concurrent with a business combination pursuant to a transaction agreement by and among us, Playa Hotels & Resorts B.V., Pace Holdings Corp., an entity that was formed as a special purpose acquisition company for the purpose of effecting a merger or other similar business combination with one or more target businesses, and New Pace Holdings Corp. Playa became the parent company (holding) of the Company’s portfolio through its wholly-owned subsidiary Playa Resorts Holding B.V. When presenting parent company financial statements (our “Condensed Financial Statements”), the Company accounts for its investment in subsidiaries using the equity method of accounting.

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
2. Commitments and contingencies
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
During the third quarter of 2015, we identified and recorded a potential Dutch operating tax contingency resulting from allocations to be made of certain corporate expenses from 2014 and 2015. We provided all requested documentation to the Dutch tax authorities and, in the fourth quarter of 2018, they reached their final determination resulting in a gain of $1.2 million reported in other income for the year ended December 31, 2018. As of December 31, 2020 and 2019, there was no operating tax contingency outstanding.
3. Dividends from subsidiaries
We received $3.5 million, $8.3 million and $0 million in cash dividends for the years ended December 31, 2020, 2019 and 2018, respectively, which are included within operating activities in the Condensed Statement of Cash Flows for all periods presented.
4. Advances from subsidiaries
We received non-interest bearing cash advances of $93.1 million and $58.2 million from our Netherlands and Jamaican subsidiaries, respectively, during the year end December 31, 2020. These are included within financing activities in the Condensed Statement of Cash Flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) in the role of Principal Executive Officer and our Chief Financial Officer (“CFO”) in the role of Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of the identification of a material weakness in our internal control over financial reporting relating to taxes (see the Tax Weakness defined below). This material weakness in our internal control over financial reporting relating to taxes, which was present during 2019 and 2020, was not known or considered at the time management evaluated the effectiveness of our disclosure controls and procedures during these periods.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 and 2019 due to the identification of the following:

•The control activities related to our income tax provision did not operate with a level of precision that would identify a material misstatement (the “Tax Weakness”).
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. While the Tax Weakness did not result in a material misstatement to our Consolidated Financial Statements for any comparative prior periods through and including December 31, 2020, there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an adverse opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2020 as stated in their audit report in Item 8 of this Annual Report on Form 10-K.
Remediation Plan
During the year ended December 31, 2020 and through the date of this filing, we initiated and implemented    measures designed to improve our internal control processes and procedures related to income tax accounting. As a result of these efforts, we believe we are making progress toward remediating the underlying causes of the material weakness. Specifically, we hired additional resources and are in the process of developing and implementing enhanced policies, procedures and controls relating to income tax account reconciliations and analysis, including enhancing our documentation to reflect the control attributes that are performed and enhancing the precision of the control.

However, effectiveness will need to be successfully tested over several quarters before we can conclude that the Tax Weakness has been remediated. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.
Changes in Internal Control Over Financial Reporting
Other than the identification of the Tax Weakness, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as provided below, the information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2020. See Note 12 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	8,043,686
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	8,043,686
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)    Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2019.

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

Schedule I - Condensed Financial Information of Registrant

(2)     Financial Statement Schedules
All other financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

(3)    Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company on August 6, 2020)

3.2	Board Rules for Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the to the Current Report on Form 8-K filed by the Company on February 22, 2021)

4.1	Description of Securities of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Company on February 27, 2020)

10.1	Shareholder Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

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

10.6*
2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.7*	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2019)

10.8*	Second Amendment to 2017 Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 21, 2019)

Exhibit Number	Exhibit Description
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

10.19
Shareholder Agreement, dated as of May 31, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.20
Second Amendment to Amended & Restated Credit Agreement, dated as of June 7, 2018, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit10.1 to the Current Report on Form 8-K filed by the Company on June 8, 2018)

10.21*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 4, 2019)

10.22*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on January 4, 2019)

10.23*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Alexander Stadlin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on January 4, 2019)

10.24*
Executive Employment Agreement, dated as of December 28, 2018, by and between Playa Management USA, LLC, and Kevin Froemming (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on January 4, 2019)

10.25*
Amendment to Executive Employment Agreement, dated as of December 16, 2019, by and between Playa Resorts Management, LLC and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2019)

10.26*
Amendment to Executive Employment Agreement, dated as of September 23, 2019, by and between Playa Management USA, LLC, and Kevin Froemming (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 25, 2019)

Exhibit Number	Exhibit Description
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

10.30* **	Executive Employment Agreement, dated as of January 2, 2020, by and between Playa Resorts Management, LLC, and Tracy-Marie J. Colden **

10.31
Fourth Amendment to Amended & Restated Credit Agreement, dated as of June 12, 2020, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 12, 2020)

10.32
Credit Agreement, dated as of June 12, 2020, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Cortland Capital Market Services LLC, as Administrative Agent, Acquiom Agency Services LLC, as Mexican Collateral Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 6, 2020)

10.33
Loan Agreement, dated as of June 12, 2020, among Hilmobay Resort III, LLC and Playa Dominican Resort III, LLC, collectively, as Borrower, Hilmobay Resort Limited and Playa Dominican Resort B.V., collectively, as Security Guarantor, PHR Lender LLC, as Agent for the lenders and the several lenders party thereto from time to time (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on June 12, 2020)

10.34
Securities Purchase Agreement, dated June 12, 2020, by and among Playa Hotels & Resorts N.V. and the buyers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on June 12, 2020)

10.35
Fifth Amendment to Amended & Restated Credit Agreement, dated as of February 5, 2021, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 5, 2021)

10.36
Second Amendment to Credit Agreement, dated as of February 5, 2021, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as borrower, Cortland Capital Market Services LLC, as Administrative Agent, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 5, 2021)

21.1**	Subsidiaries of Playa Hotels & Resorts N.V.

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule I - Condensed Financial Information of Registrant

104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Filed herewith

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	March 4, 2021	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	3/4/2021

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	3/4/2021

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	3/4/2021

/s/ Charles Floyd
Charles Floyd	Director	3/4/2021

/s/ Richard B. Fried
Richard B. Fried	Director	3/4/2021

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	3/4/2021

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	3/4/2021

/s/ Karl Peterson
Karl Peterson	Director	3/4/2021

/s/ Christopher W. Zacca
Christopher W. Zacca	Director	3/4/2021