Form 10-Q
period 2021-03-31
Playa Hotels & Resorts N.V.
filed 2021-05-05
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2021

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

+31 6 82 55 84 30
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

As of April 30, 2021, there were 164,029,575 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$200,427	$146,919
Restricted cash	25,939	25,941
Trade and other receivables, net	27,083	25,433
Accounts receivable from related parties	3,482	3,726
Inventories	14,063	13,813
Prepayments and other assets	42,051	47,638
Property and equipment, net	1,630,006	1,727,383
Assets held for sale	55,864	34,472
Goodwill, net	61,654	61,654
Other intangible assets	8,303	8,556
Deferred tax assets	11	2,130
Total assets	$2,068,883	$2,097,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$117,153	$123,410
Payables to related parties	8,054	8,073
Income tax payable	158	348
Debt	971,999	1,251,267
Related party debt	193,064	—
Derivative financial instruments	40,811	46,340
Other liabilities	29,358	29,768
Liabilities held for sale	5,419	—
Deferred tax liabilities	64,161	70,323
Total liabilities	1,430,177	1,529,529
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 166,237,579 shares issued and 164,029,575 shares outstanding as of March 31, 2021 and 136,770,086 shares issued and 134,571,290 shares outstanding as of December 31, 2020)	18,470	14,871
Treasury shares (at cost, 2,208,004 shares as of March 31, 2021 and 2,198,796 shares as of December 31, 2020)	(16,697)	(16,642)
Paid-in capital	1,167,444	1,030,148
Accumulated other comprehensive loss	(28,066)	(30,949)
Accumulated deficit	(502,445)	(429,292)
Total shareholders' equity	638,706	568,136
Total liabilities and shareholders' equity	$2,068,883	$2,097,665

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Package	$63,894	$153,055
Non-package	12,995	22,578
Management fees	344	645
Cost reimbursements	513	950
Total revenue	77,746	177,228
Direct and selling, general and administrative expenses
Direct	60,221	97,898
Selling, general and administrative	24,668	33,832
Depreciation and amortization	20,883	24,959
Reimbursed costs	513	950
Impairment loss	24,011	16,173
Loss on sale of assets	273	—
Direct and selling, general and administrative expenses	130,569	173,812
Operating (loss) income	(52,823)	3,416
Interest expense	(18,167)	(20,955)
Other expense	(706)	(3,906)
Net loss before tax	(71,696)	(21,445)
Income tax benefit (provision)	1,951	(1,111)
Net loss	$(69,745)	$(22,556)

Earnings per share
Losses per share - Basic	$(0.43)	$(0.17)
Losses per share - Diluted	$(0.43)	$(0.17)
Weighted average number of shares outstanding during the period - Basic	160,827,261	129,286,708
Weighted average number of shares outstanding during the period - Diluted	160,827,261	129,286,708

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(69,745)	$(22,556)
Other comprehensive income (loss), net of taxes
Unrealized gain (loss) on interest rate swaps	2,894	(15,048)
Pension obligation loss	(11)	(55)
Total other comprehensive income (loss)	2,883	(15,103)
Comprehensive loss	$(66,862)	$(37,659)

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(166,922)	$809,651
Net loss	—	—	—	—	—	—	(22,556)	(22,556)
Other comprehensive loss	—	—	—	—	—	(15,103)	—	(15,103)
Share-based compensation, net of tax withholdings	493,226	55	4,500	(34)	3,168	—	—	3,189
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at March 31, 2020	129,274,693	$14,270	2,190,704	$(16,622)	$1,004,256	$(39,745)	$(189,478)	$772,681

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(429,292)	$568,136
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(432,700)	$564,728
Net loss	—	—	—	—	—	—	(69,745)	(69,745)
Other comprehensive income	—	—	—	—	—	2,883	—	2,883
Share-based compensation, net of tax withholdings	708,285	87	9,208	(55)	3,092	—	—	3,124
Equity issuance (see Note 8)	28,750,000	3,512	—	—	134,204	—	—	137,716
Balance at March 31, 2021	164,029,575	$18,470	2,208,004	$(16,697)	$1,167,444	$(28,066)	$(502,445)	$638,706
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,745)	$(22,556)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,883	24,959
Amortization of debt discount and issuance costs	1,011	339
Share-based compensation	3,179	3,223
(Gain) loss on derivative financial instruments	(2,635)	6,369
Impairment loss	24,011	16,173
Deferred income taxes	(2,034)	2,500
Loss on sale of assets	273	—
Amortization of key money	(234)	(206)
Bad debt expense	(9)	(542)
Other	199	71
Changes in assets and liabilities:
Trade and other receivables, net	(1,350)	9,880
Accounts receivable from related parties	244	(35)
Inventories	(356)	(545)
Prepayments and other assets	4,636	946
Trade and other payables	(2,940)	(13,596)
Payables to related parties	(1,345)	2,171
Income tax payable	(190)	(976)
Other liabilities	(160)	(1,450)
Net cash (used in) provided by operating activities	(26,562)	26,725
INVESTING ACTIVITIES
Capital expenditures	(4,561)	(6,434)
Receipt of key money	—	8,500
Purchase of intangibles	(29)	(56)
Proceeds from the sale of assets, net	34,212	3
Net cash provided by investing activities	29,622	2,013
FINANCING ACTIVITIES
Proceeds from ordinary shares, net of issuance costs	137,716	—
Repayments of debt	(2,525)	(2,525)
Proceeds from borrowings on revolving credit facility	—	40,000
Repayments of borrowings on revolving credit facility	(84,667)	(15,000)
Repurchase of ordinary shares	—	(2,500)
Repurchase of ordinary shares for tax withholdings	(55)	(34)
Principal payments on lease obligations	(23)	—
Net cash provided by financing activities	50,446	19,941
INCREASE IN CASH AND CASH EQUIVALENTS	53,506	48,679
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$172,860	$20,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$226,366	$69,610
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$200,427	$69,610
Restricted cash	25,939	—
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$226,366	$69,610
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$18,798	$14,034
Cash paid for income taxes, net	$197	$2,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$720	$4,083
Intangible assets capitalized but not yet paid	$59	$236
Par value of vested restricted share awards	$87	$55
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 22 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic, and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts from late March through June 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As of March 31, 2021, all of our resorts have reopened with the exception of the Capri Resort. We also implemented additional safety measures at our resorts to mitigate the potential health risks of COVID-19. We cannot predict when our business will return to normalized levels because we cannot predict when all effects of the pandemic will subside. The longer and more severe the pandemic, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our debt.
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report”).
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2021. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
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
The adoption of ASU No. 2019-12 resulted in changes to our deferred tax liabilities and deferred income tax expense for our resorts located in the Dominican Republic, which are subject to hybrid tax regimes. We adopted ASU No. 2019-12 on a modified retrospective basis through a $3.4 million cumulative-effect adjustment to opening retained earnings in our Condensed Consolidated Financial Statements for the three months ended March 31, 2021.

Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

		January 2022	We are currently evaluating the impact of ASU No. 2020-04 on the Condensed Consolidated Financial Statements. We may elect to early adopt the standard prior to the discontinuation of one-month LIBOR rates.
Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended March 31, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$28,870	$7,552	$17,463	$10,009	$—	$63,894
Non-package revenue	5,808	1,362	3,432	2,268	125	12,995
Management fees	—	—	—	—	344	344
Cost reimbursements	—	—	—	377	136	513
Total revenue	$34,678	$8,914	$20,895	$12,654	$605	$77,746

	Three Months Ended March 31, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$56,727	$18,724	$31,367	$46,237	$—	$153,055
Non-package revenue	7,547	3,086	4,265	7,666	14	22,578
Management fees	—	—	—	—	645	645
Cost reimbursements	—	—	—	596	354	950
Total revenue	$64,274	$21,810	$35,632	$54,499	$1,013	$177,228

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2021 and December 31, 2020 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2021	2020
Property and equipment, gross
Land, buildings and improvements	$1,755,739	$1,863,406
Fixtures and machinery (1)	79,707	83,802
Furniture and other fixed assets	204,046	225,869
Construction in progress	4,853	4,552
Total property and equipment, gross	2,044,345	2,177,629
Accumulated depreciation	(414,339)	(450,246)
Total property and equipment, net	$1,630,006	$1,727,383
________
(1) Includes the gross balance of our financing lease right-of-use asset, which was $2.3 million as of March 31, 2021 and December 31, 2020 (see Note 11).
Depreciation expense for property and equipment was $20.5 million and $24.7 million for the three months ended March 31, 2021 and 2020, respectively.

Sale of assets

On February 5, 2021, we completed the sale of the Dreams Puerto Aventuras, which was reported in our Yucatán Peninsula reportable segment, for $34.5 million in cash consideration. Upon closing of the sale, we received total cash consideration of $34.3 million, after customary closing costs, and recognized a loss of $0.2 million within loss on sale of assets in the Condensed Consolidated Statements of Operations.

Consistent with the terms of our Existing Credit Agreement (as defined in Note 11), we expect that a portion of the net proceeds, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to prepay our Term Loan in February 2023.

Assets held for sale

On March 31, 2021, we entered into an agreement to sell our equity interest in the Capri Resort, which is reported within our Yucatán Peninsula reportable segment, for $55.0 million in cash consideration. Upon entering into the agreement, we classified the resort and related deferred tax liabilities as held for sale and recorded an impairment loss of $24.0 million based on the sale price, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 13). The impairment is recorded within impairment loss in the Condensed Consolidated Statements of Operations. The assets associated with the sale are recorded at fair value less costs to sell within assets held for sale in the Condensed Consolidated Balance Sheet.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
Leases	2021	2020
Operating lease income (1)	$606	$1,146
________
(1) Our operating lease income, which is recorded within non-package revenue in the Condensed Consolidated Statements of Operations, includes variable lease revenue which is typically calculated as a percentage of our tenant's net sales.

Note 5. Income taxes
We are domiciled in The Netherlands and are taxed in The Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.

We continually monitor the realizability of our net operating loss carryforwards and other deferred tax assets, including any new adverse effects of the COVID-19 pandemic (see Note 1) and the timing of reversals of deferred tax liabilities. As a result, we recognized an additional $3.0 million valuation allowance against the deferred tax assets of our Mexico and Jamaica entities during the three months ended March 31, 2021.
For the three months ended March 31, 2021, our income tax benefit was $2.0 million, compared to an income tax provision of $1.1 million for the three months ended March 31, 2020. The increase in our income tax benefit of $3.1 million was driven primarily by a $3.5 million increased tax benefit due to lower pre-tax book income from our tax paying entities, a $4.1 million increased tax benefit due to impairment on the Capri Resort and a $5.7 million increased tax benefit associated with foreign exchange rate fluctuations. These increases in our income tax benefit were partially offset by a $3.0 million increased income tax provision related to valuation allowances recognized for our Jamaica and Mexico entities, a $2.9 million income tax provision for the sale of the Dreams Puerto Aventuras, a $3.3 million decreased discrete tax benefit due to higher deferred tax liabilities of certain Dominican Republic entities and a $1.1 million decreased income tax benefit related to the Jamaica employment tax credit.
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
Relationship with Sagicor
Sagicor Financial Corporation Limited and its affiliated entities (collectively “Sagicor”) is considered a related party due to its ownership of our ordinary shares and representation on our Board of Directors. We pay Sagicor for insurance coverage for one of our Jamaica properties. Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.
Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (DKCM) is the investment manager of multiple affiliated funds and is considered a related party due to the funds' ownership of our ordinary shares following the equity raise in January 2021 (see Note 8). The affiliated funds managed by DKCM are also the lenders to our Property Loan and Additional Credit Facility, which consists of our Term A1, Term A2 and Term A3 loans (see Note 11). We pay DKCM periodic interest payments related to the outstanding debt.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2021 and 2020 were as follows ($ in thousands):

		Three Months Ended March 31,
Related Party	Transaction	2021	2020
Hyatt	Franchise fees (1)	$3,516	$5,516
Sagicor	Insurance premiums (1)	$155	$414
Sagicor	Cost reimbursements	$430	$722
Chief Executive Officer	Lease expense (2)	$228	$182
DKCM	Interest expense	$5,404	$—
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
Note 8. Ordinary shares
On January 11, 2021, we issued 28,750,000 ordinary shares with a par value of €0.10 per share in connection with a public equity offering. We received $137.7 million in cash consideration, net of underwriting discounts and customary closing costs.
As of March 31, 2021, our ordinary share capital consisted of 164,029,575 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,431,295 restricted shares and performance share awards and 29,168 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of March 31, 2021, there were 4,833,991 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).

A summary of our restricted share awards from January 1, 2021 to March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	2,225,139	$8.53
Granted	1,925,298	5.45
Vested	(717,493)	8.22
Forfeited	—	—
Unvested balance at March 31, 2021	3,432,944	$6.87
Performance share awards consist of ordinary shares that may become earned and vested at the end of a three-year performance period based on the achievement of performance targets adopted by our Compensation Committee. On January 4, 2021, we issued 1,027,519 performance share awards with market conditions where 50% of the performance awards will vest based on the total shareholder return of our ordinary shares relative to those of our peer group (“Relative TSR Awards”) and 50% will vest based on the compound annual growth rate of the price of our ordinary shares (“Absolute TSR Awards”). The Relative TSR Awards and Absolute TSR Awards may vest between 0% and 150% of target and up to 100% of target, respectively.
The table below summarizes the key inputs used in the Monte-Carlo simulation to determine the grant date fair value of our performance share awards ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
January 4, 2021
Peer Shareholder Return	50%	$3,088	57.69%	0.16%	—%
Growth Rate	50%	$2,230	57.69%	0.16%	—%
________
(1) Expected volatility was determined based on the historical share prices in our industry.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2021 to March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	1,027,519	5.18
Unvested balance at March 31, 2021	1,027,519	$5.18
Note 10. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss	$(69,745)	$(22,556)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	160,827,261	129,286,708
Effect of dilutive securities
Unvested restricted share awards	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	160,827,261	129,286,708

EPS - Basic	$(0.43)	$(0.17)
EPS - Diluted	$(0.43)	$(0.17)

For the three months ended March 31, 2021 and 2020, 1,027,519 and 1,200,714 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. The performance targets of our unvested performance-based equity awards were partially achieved as of March 31, 2021, but were not met as of March 31, 2020.

For the three months ended March 31, 2021 and 2020, 3,432,944 and 2,711,789 shares of unvested restricted share awards were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three months ended March 31, 2021 and 2020, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.
Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	March 31, 2021	December 31, 2020
Revolving Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00% LIBOR + 4.00%	April 27, 2022 ($17.0 million) January 27, 2024 ($68.0 million)	$—	$84,667

Senior Secured Credit Facilities
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	$973,823	$976,348
Term A1 Loan	11.4777%	April 27, 2024	35,000	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000	31,000
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	28,000	28,000
Total Term Loans (at stated value)			1,067,823	1,070,348
Unamortized discount			(1,533)	(1,658)
Unamortized debt issuance costs			(5,571)	(6,015)
Total Term Loans, net			$1,060,719	$1,062,675

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$110,000
Unamortized discount			(3,751)	(3,960)
Unamortized debt issuance costs			(4,176)	(4,409)
Total Property Loan, net			$102,073	$101,631

Financing lease obligations			$2,271	$2,294

Total debt, net			$1,165,063	$1,251,267
________
(1)Undrawn balances bear interest between 0.25% to 0.5% depending on certain leverage ratios. We had available balances of $85.0 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively. The weighted-average interest rate on the outstanding balance of our Revolving Credit Facility was 3.15% as of December 31, 2020.
(2)One-month London Interbank Offered Rate (“LIBOR”) is subject to a 1.0% floor. The interest rate was 3.75% as of both March 31, 2021 and December 31, 2020. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).
(3)LIBOR rate is subject to a 1.0% floor. The interest rate was 4.00% as of both March 31, 2021 and December 31, 2020.

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
ii.repaid the $84.7 million outstanding balance on our Revolving Credit Facility as a condition to maturity extension;
iii.increase the interest rate on the extended portion of our revolving credit facility to LIBOR plus an applicable margin of 4.00%;
iv.extend the replacement of the total net leverage ratio requirement of the financial covenant with a minimum liquidity balance through March 31, 2022 (the “Relief Period”);
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
Financial maintenance covenants
We were in compliance with all applicable covenants as of March 31, 2021. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Existing Credit Agreement
We are required to maintain a minimum liquidity balance of $60.0 million through the Relief Period.

If we have more than 35% drawn on the Revolving Credit Facility for periods subsequent to December 31, 2021, we will be subject to the following total net leverage ratio requirements:

▪6.50x for the period ended March 31, 2022;
▪6.00x for the period ended June 30, 2022; and
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

Our interest rate swaps are designated as cash flow hedges, but are deemed ineffective due to the decrease in interest rates. All changes in fair value are recognized through interest expense in the Condensed Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	2021	2020
AOCI from our cash flow hedges as of January 1	$26,369	$20,164
Change in fair value	—	16,956
Reclassification from AOCI to interest expense	(2,894)	(1,908)
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	15,048
AOCI from our cash flow hedges as of March 31	$23,475	$35,212
________
(1) As of March 31, 2021, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million.

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	Three Months Ended March 31,
		2021	2020
Interest rate swaps (1)	Interest expense	$2,811	$8,729
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020 ($ in thousands):

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of March 31,	As of December 31,
		2021	2020
Interest rate swaps	Derivative financial instruments	$40,811	$46,340

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

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of March 31, 2021 and December 31, 2020. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$40,811	$—	$40,811	$—

	December 31, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$46,340	$—	$46,340	$—
The following table presents our fair value hierarchy for our financial assets measured at fair value on a nonrecurring basis as of March 31, 2021 ($ in thousands):

	March 31, 2021	Level 1	Level 2	Level 3
Fair value measurements on a nonrecurring basis
Impaired long-lived assets (1)	$55,000	$—	$55,000	$—
________
(1) On March 31, 2021, we recorded an impairment loss of $24.0 million based on the sale price of the Capri Resort, which we consider an observable input other than quoted prices. Refer to further discussion of the sale in Note 4.
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2021 and December 31, 2020 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$969,728	$—	$—	$952,973
Term A1 Loan	33,879	—	—	35,433
Term A2 Loan	30,008	—	—	31,383
Term A3 Loan	27,104	—	—	27,645
Property Loan	102,073	—	—	111,985
Total liabilities	$1,162,792	$—	$—	$1,159,419

	Carrying Value	Fair Value
	As of December 31, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$971,920	$—	$—	$936,799
Revolving Credit Facility	84,667	—	—	84,769
Term A1 Loan	33,792	—	—	35,182
Term A2 Loan	29,930	—	—	31,161
Term A3 Loan	27,033	—	—	28,028
Property Loan	101,631	—	—	109,871
Total liabilities	$1,248,973	$—	$—	$1,225,810

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

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of March 31,	As of December 31,
	2021	2020
Gross trade and other receivables (1)	$29,939	$28,346
Allowance for doubtful accounts (2)	(2,856)	(2,913)
Total trade and other receivables, net	$27,083	$25,433
________
(1) The opening balance as of January 1, 2020 was $73.0 million.
(2) We recognized an additional $3.1 million in bad debt expense during the year ended December 31, 2020 primarily as result of the negative effects of COVID-19.

We have not experienced any significant write-offs to our accounts receivable during the three months ended March 31, 2021 and 2020.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of March 31,	As of December 31,
	2021	2020
Advances to suppliers	$6,111	$8,748
Prepaid income taxes	11,389	12,731
Prepaid other taxes (1)	13,204	14,033
Operating lease right-of-use assets	4,075	4,263
Contract deposit (2)	2,700	2,700
Other assets	4,572	5,163
Total prepayments and other assets	$42,051	$47,638
________
(1) Includes recoverable value-added tax, general consumption tax and other sales tax accumulated by our Mexico, Jamaica, Netherlands and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. Subsequent to March 31, 2021, we entered into an agreement to classify this deposit as key money.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of March 31, 2021 and December 31, 2020 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2020
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	45,563	—	—	16,091	61,654

Activity during the period
Impairment losses	—	—	—	—	—

Balance at March 31, 2021
Gross carrying value	51,731	—	—	35,879	87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654
As a result of COVID-19 and the temporary suspension of operations at our resorts (see Note 1), the forecasted future cash flows of our reporting units materially decreased during the first quarter of 2020. We performed an interim quantitative impairment analysis as of March 31, 2020 and recognized goodwill impairment losses at the following reporting units for the three months ended March 31, 2020 as we determined that their carrying values exceeded their fair value ($ in thousands):

Reporting Unit	Reportable Segment	Impairment Loss
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$6,946
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,126
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,101

We recognized no goodwill impairment losses on our reporting units during the three months ended March 31, 2021.

Other intangible assets
Other intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2021	2020
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	6,106	6,047
Other	4,206	4,238
Total gross carrying value	13,087	13,060

Accumulated amortization
Management contract	(261)	(238)
Enterprise resource planning system (2)	(1,310)	(1,125)
Other	(3,213)	(3,141)
Total accumulated amortization	(4,784)	(4,504)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,639	1,662
Enterprise resource planning system (2)	4,796	4,922
Other	993	1,097
Total net carrying value	$8,303	$8,556
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning system, of which $1.4 million was placed into service in 2020 and is being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of March 31,	As of December 31,
	2021	2020
Trade payables	$16,368	$23,348
Advance deposits (1)	35,492	29,707
Withholding and other taxes payable	36,755	37,450
Interest payable	153	618
Payroll and related accruals	12,497	15,668
Accrued expenses and other payables	15,888	16,619
Total trade and other payables	$117,153	$123,410
________
(1) The opening balance as of January 1, 2020 was $53.8 million.

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of March 31,	As of December 31,
	2021	2020
Pension obligation (1)(2)	$6,267	$6,231
Lease liabilities	4,580	4,762
Unfavorable ground lease liability	2,067	2,090
Key money (3)	15,556	15,790
Other	888	895
Total other liabilities	$29,358	$29,768
________
(1) For the three months ended March 31, 2021 and 2020, the service cost component of net periodic pension cost was $0.2 million and $0.2 million, respectively. These costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the three months ended March 31, 2021 and 2020, the non-service cost components of net periodic pension benefit or cost were $0.1 million and $0.6 million, respectively. These costs are recorded within other expense in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $8.5 million of key money in 2020.
Note 15. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three months ended March 31, 2021 and 2020, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax benefit (provision), and depreciation and amortization expense (“Adjusted EBITDA”), which should not be considered an alternative to net loss or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. The performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee income (“Owned Resort EBITDA”).
We define Adjusted EBITDA as net loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) other expense; (d) share-based compensation; (e) other tax expense; (f) transaction expenses; and (g) severance expenses.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Owned net revenue
Yucatán Peninsula	$33,603	$62,317
Pacific Coast	8,621	21,155
Dominican Republic	20,881	35,596
Jamaica	11,722	51,436
Segment owned net revenue (1)	74,827	170,504
Other	125	15
Management fees	344	645
Cost reimbursements	513	950
Compulsory tips	1,937	5,114
Total revenue	$77,746	$177,228
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net loss for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Owned Resort EBITDA
Yucatán Peninsula	$7,174	$24,935
Pacific Coast	485	8,872
Dominican Republic	1,666	7,789
Jamaica	(2,780)	19,073
Segment Owned Resort EBITDA	6,545	60,669
Other corporate	(9,394)	(10,971)
Management fees	344	645
Total Adjusted EBITDA	(2,505)	50,343
Interest expense	(18,167)	(20,955)
Depreciation and amortization	(20,883)	(24,959)
Impairment loss	(24,011)	(16,173)
Loss on sale of assets	(273)	—
Other expense	(706)	(3,906)
Share-based compensation	(3,179)	(3,223)
Other tax expense	(163)	(237)
Transaction expenses	(579)	(586)
Severance expense	(1,287)	(1,198)
Non-service cost components of net periodic pension cost (benefit) (1)	57	(551)
Net loss before tax	(71,696)	(21,445)
Income tax benefit (provision)	1,951	(1,111)
Net loss	$(69,745)	$(22,556)
________
(1) Represents the non-service cost components of net periodic pension cost (benefit) recorded within other expense in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of March 31,	As of December 31,
	2021	2020
Segment property and equipment, gross
Yucatán Peninsula	$665,284	$799,849
Pacific Coast	288,339	288,328
Dominican Republic	679,286	678,900
Jamaica	406,879	406,047
Total segment property and equipment, gross	2,039,788	2,173,124
Corporate property and equipment, gross	4,557	4,505
Accumulated depreciation	(414,339)	(450,246)
Total property and equipment, net	$1,630,006	$1,727,383

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Segment capital expenditures
Yucatán Peninsula	$681	$1,580
Pacific Coast	141	257
Dominican Republic	645	6,932
Jamaica	1,027	1,634
Total segment capital expenditures (1)	2,494	10,403
Corporate	57	114
Total capital expenditures (1)	$2,551	$10,517
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, there were no subsequent events since March 31, 2021.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 4, 2021 and as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, results of operations and prospects, the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we have experienced severely reduced occupancy levels at our resorts compared to historic levels. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the pandemic, the government actions taken to contain the pandemic or mitigate its impact, the speed, effectiveness and distribution of vaccine and treatment therapies, the rate of public adoption of COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates and consumer discretionary spending, among others. Additional factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include:
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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of March 31, 2021, Playa owned and/or managed a total portfolio consisting of 22 resorts (8,366 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta, Hyatt Ziva Los Cabos and Capri Resort. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa owns two resorts in the Dominican Republic that are managed by a third-party and manages three resorts on behalf of third-party owners. Playa leverages years of all-inclusive resort operating expertise and relationships with globally recognized hospitality brands to provide a best in class experience and exceptional value to our guests, while building a direct relationship to improve customer acquisition cost and drive repeat business.
For the three months ended March 31, 2021, during which time we had severely reduced occupancy as a result of the COVID-19 pandemic, we generated a net loss of $69.7 million, total revenue of $77.7 million, Net Package RevPAR of $91.40 and Adjusted EBITDA of $(2.5) million. For the three months ended March 31, 2020, we generated a net loss of $22.6 million, total revenue of $177.2 million, Net Package RevPAR of $197.55 and Adjusted EBITDA of $50.3 million.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, the travel and hospitality industries and our business starting in the first quarter of 2020. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing,” have significantly disrupted global leisure travel, and have adversely impacted global commercial activity, contributing to worldwide economic contraction and increased unemployment. We expect that the continuing economic fallout will create headwinds for leisure travel even after the current government restrictions are lifted.
Due to the spread of the COVID-19 pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020 and subsequently began reopening our resorts on July 1, 2020. As of March 31, 2021, all of our resorts had reopened with the exception of the Capri Resort. Our resorts account for all of our revenue. The suspension of operations at our resorts, and the severely reduced occupancy at the resorts that have reopened, has had a significant adverse effect on our liquidity. As of March 31, 2021, we had $200.4 million of available cash, excluding $25.9 million of restricted cash. For discussion of the measures that were previously taken to improve our liquidity during fiscal year 2020, please refer to our Annual Report on Form 10-K filed with the SEC on March 4, 2021. We have taken the following measures during the 2021 fiscal year to further mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:
•raised $138.0 million, net of underwriting discounts, of additional capital in January 2021 through an underwritten public equity offering at $5.00 per share;
•paid down the outstanding balance under our Revolving Credit Facility in February 2021 and also amended and extended our existing facility, further extending the covenant waiver period were we to draw the credit line over 35%;
•sold the Dreams Puerto Aventuras in February 2021 for a total cash consideration of $34.5 million; and
•entered into an agreement to sell the Capri Resort in March 2021 for a total cash consideration of $55.0 million.
We cannot predict when the effects of the pandemic will subside, and thus we cannot predict whether our resorts will be permitted to remain open or when our business will return to normalized or even to break-even levels. There also can be no guarantee that when the current effects of the pandemic subside that there will not be resurgences of the virus or its variants or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the actual occurrence or even the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

Our Portfolio of Resorts
As of March 31, 2021, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Capri Resort (1)	Riviera Maya, Mexico	Secrets (adults-only)	Playa	2003	291
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (2)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,415
Managed Resorts
Sanctuary Cap Cana (3)	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa (2)	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Resort Playa del Carmen (4)	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún (5)	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008, 2021	438
Total Rooms Operated					951
Total Rooms Owned and Operated					8,366
________
(1) Following the termination of the management agreement with AMResorts in October 2020, this resort has been temporarily closed. On March 31, 2021, we entered into an agreement to sell this resort and expect to close the transaction in the second quarter of 2021.
(2) We acquired an 88-unit tower and spa as part of the business combination with Sagicor. Additionally, we manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.
(3) Owned by a third party.
(4) We entered into a management agreement to operate this resort during the first quarter of 2021. The resort is currently closed for renovations but is expected to open in the second quarter of 2021.
(5) We entered into a management agreement to operate this resort during the first quarter of 2021. The resort is currently closed for renovations but is expected to open in the third quarter of 2021.

Results of Operations
Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change	% Change
Revenue
Package	$63,894	$153,055	$(89,161)	(58.3)%
Non-package	12,995	22,578	(9,583)	(42.4)%
Management fees	344	645	(301)	(46.7)%
Cost reimbursements	513	950	(437)	(46.0)%
Total revenue	77,746	177,228	(99,482)	(56.1)%
Direct and selling, general and administrative expenses
Direct	60,221	97,898	(37,677)	(38.5)%
Selling, general and administrative	24,668	33,832	(9,164)	(27.1)%
Depreciation and amortization	20,883	24,959	(4,076)	(16.3)%
Reimbursed costs	513	950	(437)	(46.0)%
Impairment loss	24,011	16,173	7,838	48.5%
Loss on sale of assets	273	—	273	100.0%
Direct and selling, general and administrative expenses	130,569	173,812	(43,243)	(24.9)%
Operating (loss) income	(52,823)	3,416	(56,239)	(1,646.3)%
Interest expense	(18,167)	(20,955)	2,788	(13.3)%
Other expense	(706)	(3,906)	3,200	(81.9)%
Net loss before tax	(71,696)	(21,445)	(50,251)	234.3%
Income tax benefit (provision)	1,951	(1,111)	3,062	(275.6)%
Net loss	$(69,745)	$(22,556)	$(47,189)	209.2%
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
Our comparable portfolio for the three months ended March 31, 2021 excludes the following resorts: Dreams Puerto Aventuras, which was sold in February 2021 and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	31.6%	66.6%	(35.0)	pts	(52.6)%
Net Package ADR	$288.88	$296.68	$(7.80)		(2.6)%
Net Package RevPAR	$91.40	$197.55	$(106.15)		(53.7)%
	($ in thousands)
Net Package Revenue	$62,083	$148,096	$(86,013)		(58.1)%
Net Non-package Revenue	12,869	22,423	(9,554)		(42.6)%
Management Fee Revenue	344	645	(301)		(46.7)%
Total Net Revenue	75,296	171,164	(95,868)		(56.0)%
Adjusted EBITDA	$(2,505)	$50,343	$(52,848)		(105.0)%
Adjusted EBITDA Margin	(3.3)%	29.4%	(32.7)	pts	(111.2)%

Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	31.6%	65.8%	(34.2)	pts	(52.0)%
Net Package ADR	$291.49	$303.16	$(11.67)		(3.8)%
Net Package RevPAR	$92.06	$199.38	$(107.32)		(53.8)%
	($ in thousands)
Net Package Revenue	$61,435	$134,535	$(73,100)		(54.3)%
Net Non-package Revenue	12,311	20,322	(8,011)		(39.4)%
Management Fee Revenue	344	645	(301)		(46.7)%
Total Net Revenue	74,090	155,502	(81,412)		(52.4)%
Adjusted EBITDA	$(2,875)	$45,129	$(48,004)		(106.4)%
Adjusted EBITDA Margin	(3.9)%	29.0%	(32.9)	pts	(113.4)%

Total Revenue and Total Net Revenue

Our total revenue for the three months ended March 31, 2021 decreased $99.5 million, or 56.1%, compared to the three months ended March 31, 2020. Our Total Net Revenue for the three months ended March 31, 2021 decreased $95.9 million, or 56.0%, compared to the three months ended March 31, 2020. These decreases are due to reduced occupancy at all our resorts during the first quarter as a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2021	2020	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$61,435	$134,535	$(73,100)	(54.3)%
Non-comparable Net Package Revenue	648	13,561	(12,913)	(95.2)%
Net Package Revenue	62,083	148,096	(86,013)	(58.1)%

Net Non-package Revenue
Comparable Net Non-package Revenue	12,311	20,322	(8,011)	(39.4)%
Non-comparable Net Non-package Revenue	558	2,101	(1,543)	(73.4)%
Net Non-package Revenue	12,869	22,423	(9,554)	(42.6)%

Management Fee Revenue
Comparable Management Fee Revenue	344	645	(301)	(46.7)%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	344	645	(301)	(46.7)%

Total Net Revenue
Comparable Total Net Revenue	74,090	155,502	(81,412)	(52.4)%
Non-comparable Total Net Revenue	1,206	15,662	(14,456)	(92.3)%
Total Net Revenue	75,296	171,164	(95,868)	(56.0)%
Compulsory tips	1,937	5,114	(3,177)	(62.1)%
Cost Reimbursements	513	950	(437)	(46.0)%
Total revenue	$77,746	$177,228	$(99,482)	(56.1)%

Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended March 31, 2021 decreased $81.4 million, or 52.4%, compared to the three months ended March 31, 2020. These decreases are due to reduced occupancy at all of our resorts during the first quarter as a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2021	2020	Change	% Change
Direct expenses	$60,221	$97,898	$(37,677)	(38.5)%
Less: compulsory tips	1,937	5,114	(3,177)	(62.1)%
Net Direct Expenses	$58,284	$92,784	$(34,500)	(37.2)%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $58.3 million, or 77.4% of Total Net Revenue, for the three months ended March 31, 2021 and $92.8 million, or 54.2% of Total Net Revenue, for the three months ended March 31, 2020.
Net Direct Expenses for the three months ended March 31, 2021 decreased $34.5 million, or 37.2%, compared to the three months ended March 31, 2020. Net Direct Expenses at our comparable properties decreased $28.2 million, or 33.5%, compared to the three months ended March 31, 2020. Net Direct Expenses decreases are due to reduced occupancy at all of our resorts during the first quarter and cost cutting measures taken in response to the COVID-19 pandemic. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$10,295	$20,890	$(10,595)	(50.7)%
Salaries and wages	25,037	37,615	(12,578)	(33.4)%
Repairs and maintenance	2,940	4,183	(1,243)	(29.7)%
Utilities and sewerage	7,364	9,663	(2,299)	(23.8)%
Licenses and property taxes	805	799	6	0.8%
Incentive and management fees	146	1,680	(1,534)	(91.3)%
Franchise / license fees	4,249	7,008	(2,759)	(39.4)%
Transportation and travel expenses	923	1,375	(452)	(32.9)%
Laundry and cleaning expenses	879	1,205	(326)	(27.1)%
Property and equipment rental expense	175	833	(658)	(79.0)%
Entertainment expenses and decoration	903	2,022	(1,119)	(55.3)%
Office supplies	168	250	(82)	(32.8)%
Other operational expenses	4,400	5,261	(861)	(16.4)%
Total Net Direct Expenses	$58,284	$92,784	$(34,500)	(37.2)%
Comparable Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$10,172	$18,622	$(8,450)	(45.4)%
Salaries and wages	23,536	34,601	(11,065)	(32.0)%
Repairs and maintenance	2,895	3,514	(619)	(17.6)%
Utilities and sewerage	7,296	8,670	(1,374)	(15.8)%
Licenses and property taxes	796	755	41	5.4%
Incentive and management fees	104	1,403	(1,299)	(92.6)%
Franchise / license fees	4,249	7,016	(2,767)	(39.4)%
Transportation and travel expenses	906	1,273	(367)	(28.8)%
Laundry and cleaning expenses	872	1,018	(146)	(14.3)%
Property and equipment rental expense	166	781	(615)	(78.7)%
Entertainment expenses and decoration	884	1,825	(941)	(51.6)%
Office supplies	167	233	(66)	(28.3)%
Other operational expenses	4,084	4,646	(562)	(12.1)%
Total Net Direct Expenses	$56,127	$84,357	$(28,230)	(33.5)%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2021 decreased $9.2 million, or 27.1%, compared to the three months ended March 31, 2020. These decreases were driven by reduced occupancy at all our resorts during the first quarter and cost cutting measures taken in response to the COVID-19 pandemic. These closures and cost cutting measures drove a $5.0 million decrease in advertising and commissions, $1.2 million decrease in professional fees, and $1.1 million decrease in corporate personnel costs. Our non-comparable properties sold in 2020 and 2021 contributed to an additional $0.7 million decrease in selling, general and administrative expenses.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2021 decreased $4.1 million, or 16.3%, compared to the three months ended March 31, 2020. The decrease was due to $2.2 million of accelerated depreciation incurred in 2020 related to renovation projects at the Hilton Playa del Carmen All-Inclusive Resort and a $2.2 million decrease due to the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020 and the Dreams Puerto Aventuras in February 2021.
Impairment Loss
Our impairment loss for the three months ended March 31, 2021 increased $7.8 million, or 48.5%, compared to the three months ended March 31, 2020. The increase was driven by $24.0 million of property and equipment impairment recognized upon classification of the Capri Resort as held for sale in March 2021, as the carrying value exceeded the sale price of the assets under the sales agreement. For further details see Note 4 to our Condensed Consolidated Financial Statements. The increase was partially offset by $16.2 million in goodwill impairment losses on the Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa and Jewel Paradise Cove Beach Resort & Spa reporting units that were only recognized during the three months ended March 31, 2020. The impairment losses in 2020 were due to the decrease in forecasted future cash flows from the temporary suspension of operations from COVID-19.
Interest Expense
Our interest expense for the three months ended March 31, 2021 decreased $2.8 million, or 13.3%, compared to the three months ended March 31, 2020. The decrease in interest expense was primarily driven by a $9.0 million decrease due to the change in fair value of our interest rate swaps. In March 2019, we adopted hedge accounting and designated our interest rate swaps as cash flow hedges, which required changes in fair value to be recorded through other comprehensive loss. Starting in March 2020, as our cash flow hedges were deemed ineffective due to the decline in interest rates, we recognized all changes in fair value of our interest rate swaps through interest expense. These decreases were partially offset by additional interest expense from the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $2.2 million and $2.5 million, respectively.
Cash interest paid increased to $18.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, representing a $4.8 million, or 33.9%, increase over the period. Cash interest paid increased due to the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $2.1 million and $1.7 million, respectively.
Income Tax Benefit
For the three months ended March 31, 2021, our income tax benefit was $2.0 million, compared to a $1.1 million income tax provision for the three months ended March 31, 2020. See further details in Note 5 to our Condensed Consolidated Financial Statements.

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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three months ended

March 31, 2021 and 2020, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost Reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating (loss) income or net loss.
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

“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue.
“Owned Resort EBITDA” represents Adjusted EBITDA before corporate expenses and Management Fee Revenue.
“Owned Resort EBITDA Margin” represents Owned Resort EBITDA as a percentage of Owned Net Revenue.
Usefulness and Limitation of Non-U.S. GAAP Measures
We believe that each of Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Total Net Revenue, Net Package ADR, Net Package RevPAR and Net Direct Expenses are useful to investors as they reflect our operating results by excluding compulsory tips. These tips have a margin of zero and do not represent our operating results.
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
Our comparable resorts for the three months ended March 31, 2021 excludes the following resorts: Dreams Puerto Aventuras, which was sold in February 2021, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package

Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”
Segment Results
Three Months Ended March 31, 2021 and 2020
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$33,603	$62,317	$(28,714)	(46.1)%
Pacific Coast	8,621	21,155	(12,534)	(59.2)%
Dominican Republic	20,881	35,596	(14,715)	(41.3)%
Jamaica	11,722	51,436	(39,714)	(77.2)%
Segment Owned Net Revenue	74,827	170,504	(95,677)	(56.1)%
Other	125	15	110	733.3%
Management fees	344	645	(301)	(46.7)%
Total Net Revenue	$75,296	$171,164	$(95,868)	(56.0)%

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$7,174	$24,935	$(17,761)	(71.2)%
Pacific Coast	485	8,872	(8,387)	(94.5)%
Dominican Republic	1,666	7,789	(6,123)	(78.6)%
Jamaica	(2,780)	19,073	(21,853)	(114.6)%
Segment Owned Resort EBITDA	6,545	60,669	(54,124)	(89.2)%
Other corporate	(9,394)	(10,971)	1,577	(14.4)%
Management fees	344	645	(301)	(46.7)%
Total Adjusted EBITDA	$(2,505)	$50,343	$(52,848)	(105.0)%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	41.8%	74.1%	(32.3)	pts	(43.6)%
Net Package ADR	$290.91	$299.22	$(8.31)		(2.8)%
Net Package RevPAR	$121.66	$221.58	$(99.92)		(45.1)%
	($ in thousands)
Net Package Revenue	$27,911	$54,886	$(26,975)		(49.1)%
Net Non-package Revenue	5,692	7,431	(1,739)		(23.4)%
Owned Net Revenue	33,603	62,317	(28,714)		(46.1)%
Owned Resort EBITDA	$7,174	$24,935	$(17,761)		(71.2)%
Owned Resort EBITDA Margin	21.3%	40.0%	(18.7)	pts	(46.8)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	42.2%	73.4%	(31.2)	pts	(42.5)%
Net Package ADR	$296.97	$314.60	$(17.63)		(5.6)%
Net Package RevPAR	$125.32	$230.99	$(105.67)		(45.7)%
	($ in thousands)
Net Package Revenue	$27,261	$50,806	$(23,545)		(46.3)%
Net Non-package Revenue	5,230	6,807	(1,577)		(23.2)%
Owned Net Revenue	32,491	57,613	(25,122)		(43.6)%
Owned Resort EBITDA	$7,133	$23,927	$(16,794)		(70.2)%
Owned Resort EBITDA Margin	22.0%	41.5%	(19.5)	pts	(47.0)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2021 decreased $25.1 million, or 43.6%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2021 decreased $16.8 million, or 70.2%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2021 and 2020 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	28.0%	62.4%	(34.4)	pts	(55.1)%
Net Package ADR	$311.06	$344.28	$(33.22)		(9.6)%
Net Package RevPAR	$87.20	$214.92	$(127.72)		(59.4)%
	($ in thousands)
Net Package Revenue	$7,268	$18,110	$(10,842)		(59.9)%
Net Non-package Revenue	1,353	3,045	(1,692)		(55.6)%
Owned Net Revenue	8,621	21,155	(12,534)		(59.2)%
Owned Resort EBITDA	$485	$8,872	$(8,387)		(94.5)%
Owned Resort EBITDA Margin	5.6%	41.9%	(36.3)	pts	(86.6)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2021 decreased $12.5 million, or 59.2%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic. Net Package ADR in the segment was negatively impacted by a significant decrease in MICE (meetings, incentives, conventions and events) room nights compared to the same period in the prior year.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2021 decreased $8.4 million, or 94.5%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic.
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended March 31, 2021 and 2020 for the total segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	26.0%	57.3%	(31.3)	pts	(54.6)%
Net Package ADR	$282.27	$227.33	$54.94		24.2%
Net Package RevPAR	$73.33	$130.21	$(56.88)		(43.7)%
	($ in thousands)
Net Package Revenue	$17,449	$31,330	$(13,881)		(44.3)%
Net Non-package Revenue	3,432	4,266	(834)		(19.5)%
Owned Net Revenue	20,881	35,596	(14,715)		(41.3)%
Owned Resort EBITDA	$1,666	$7,789	$(6,123)		(78.6)%
Owned Resort EBITDA Margin	8.0%	21.9%	(13.9)	pts	(63.5)%
Segment Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2021 decreased $14.7 million, or 41.3%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic. Net Package ADR in the segment was positively impacted by the performance of the Hyatt Ziva and Zilara Cap Cana.
Segment Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2021 decreased $6.1 million, or 78.6%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended March 31, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	26.3%	70.8%	(44.5)	pts	(62.9)%
Net Package ADR	$279.87	$349.22	$(69.35)		(19.9)%
Net Package RevPAR	$73.57	$247.17	$(173.60)		(70.2)%
	($ in thousands)
Net Package Revenue	$9,455	$43,770	$(34,315)		(78.4)%
Net Non-package Revenue	2,267	7,666	(5,399)		(70.4)%
Owned Net Revenue	11,722	51,436	(39,714)		(77.2)%
Owned Resort EBITDA	$(2,780)	$19,073	$(21,853)		(114.6)%
Owned Resort EBITDA Margin	(23.7)%	37.1%	(60.8)	pts	(163.9)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	26.3%	70.7%	(44.4)	pts	(62.8)%
Net Package ADR	$279.95	$373.25	$(93.30)		(25.0)%
Net Package RevPAR	$73.59	$263.87	$(190.28)		(72.1)%
	($ in thousands)
Net Package Revenue	$9,457	$34,289	$(24,832)		(72.4)%
Net Non-package Revenue	2,171	6,189	(4,018)		(64.9)%
Owned Net Revenue	11,628	40,478	(28,850)		(71.3)%
Owned Resort EBITDA	$(3,109)	$14,867	$(17,976)		(120.9)%
Owned Resort EBITDA Margin	(26.7)%	36.7%	(63.4)	pts	(172.8)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2021 decreased $28.9 million, or 71.3%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic. Net Package ADR in the segment was negatively impacted by a higher mix of occupancy at our lower chain scale resorts.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2021 decreased $18.0 million, or 120.9%, compared to the three months ended March 31, 2020. These decreases are a result of reduced occupancy at all of our resorts in the first quarter due to the COVID-19 pandemic.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Loss to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net loss to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(69,745)	$(22,556)
Interest expense	18,167	20,955
Income tax (benefit) provision	(1,951)	1,111
Depreciation and amortization	20,883	24,959
EBITDA	(32,646)	24,469
Other expense (a)	706	3,906
Share-based compensation	3,179	3,223
Transaction expense (b)	579	586
Severance expense (c)	1,287	1,198
Other tax expense (d)	163	237
Impairment loss (e)	24,011	16,173
Loss on sale of assets	273	—
Non-service cost components of net periodic pension (cost) benefit (f)	(57)	551
Adjusted EBITDA	(2,505)	50,343
Other corporate	9,394	10,971
Management fee income	(344)	(645)
Owned Resort EBITDA	6,545	60,669
Less: Non-comparable Owned Resort EBITDA	370	5,214
Comparable Owned Resort EBITDA (g)	$6,175	$55,455
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
(d)    Relates primarily to a Dominican Republic asset/revenue tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax provision or benefit we eliminate from our calculation of EBITDA.
(e)    Represents the property and equipment impairment loss on our Capri Resort recognized as a result of the sale agreement we entered into during the first quarter of 2021 and goodwill impairment losses recognized during the first quarter of 2020 at the Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa and Jewel Paradise Cove Beach Resort & Spa from the decrease in forecasted future cash flows due to COVID-19. Refer to further discussion in Note 4 and Note 14.
(f)    Represents the non-service cost components of net periodic pension (cost) benefit recorded within other expense in the Condensed Consolidated Statement of Operations. We include these for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
(g)    Comparable resorts for the three months ended March 31, 2021 exclude the following: Dreams Puerto Aventuras, which was sold in February 2021, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
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
However, the COVID-19 pandemic has altered this seasonal trend in 2020 and 2021. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
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

Liquidity and Capital Resources
The suspension of operations of all of our resorts, which account for all of our revenue, as a result of the COVID-19 pandemic from late March until July 2020, the phased re-opening thereafter and the severely reduced occupancy we have experienced since, has had a significant adverse effect on our liquidity. See “Impact of COVID-19 Pandemic” above for information regarding the measures we have taken to preserve our available cash.
As of March 31, 2021, we had $200.4 million of available cash, excluding restricted cash, up from $146.9 million as of December 31, 2020. The increase in available cash was primarily attributable to the net cash proceeds from our equity raise of $137.7 million and the sale of the Dreams Puerto Aventuras for $34.3 million, partially offset by cash used in the three months ended March 31, 2021 of $28.2 million, the repayment of our outstanding Revolving Credit Facility balance of $84.7 million, development capital expenditures of $2.2 million and maintenance capital expenditures of $1.3 million.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. As of March 31, 2021, we had $68.0 million of scheduled contractual obligations remaining in 2021. We have deferred substantially all development, expansion, renovation, repositioning and rebranding projects, with timing subject to the duration of the COVID-19 pandemic and the pace at which our business returns to more normalized levels.
We expect to meet our short-term liquidity requirements generally through our existing cash balances, the sale of non-core assets and, if necessary, equity issuances or short-term borrowings under our Revolving Credit Facility. As of March 31, 2021, we had $85.0 million available on our Revolving Credit Facility, of which $68.0 million does not mature until January 2024. Additionally, in March 2021 we entered into an agreement to sell the Capri Resort for total cash consideration of $55.0 million. The sale is expected to close during the second quarter of 2021, however there is no assurance that we will complete the transaction.
Long-term liquidity needs may include property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of March 31, 2021, our total debt obligations were $1,180.1 million (which represents the principal amounts outstanding under our Revolving Credit Facility, Term Loans, Property Loan and financing lease obligations, excluding $5.3 million of issuance discounts and $9.7 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(26,562)	$26,725
Net cash provided by investing activities	$29,622	$2,013
Net cash provided by financing activities	$50,446	$19,941
Net Cash Provided by or Used in Operating Activities
Our net cash (used in) provided by operating activities is generated primarily from operating loss or income from our resorts. For the three months ended March 31, 2021, our net cash used in operating activities was $26.6 million. For the three months ended March 31, 2020, our net cash provided by operating activities was $26.7 million.
•Net loss of $69.7 million for the three months ended March 31, 2021 included significant non-cash income and expenses, including $20.9 million of depreciation and amortization, $24.0 million of impairment losses, $3.2 million of share-based compensation, and a $2.6 million gain on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.
•Net loss of $22.6 million for the three months ended March 31, 2020 included significant non-cash expenses, including $25.0 million of depreciation and amortization, $16.2 million of goodwill impairment losses, $3.2 million of share based compensation, and a $6.4 million loss on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.
Net Cash Provided by or Used in Investing Activities
For the three months ended March 31, 2021, our net cash provided by investing activities was $29.6 million. For the three months ended March 31, 2020, our net cash provided by investing activities was $2.0 million.
Activity for the three months ended March 31, 2021:
•Net proceeds from the sale of assets of $34.2 million; and
•Purchases of property and equipment of $4.6 million.
Activity for the three months ended March 31, 2020:
•Purchases of property and equipment of $6.4 million;
•Purchase of intangible assets of $0.1 million; and
•Receipt of key money of $8.5 million.
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise and license agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets, including expenditures for the replacement, improvement or expansion of existing capital assets (i.e., maintenance capital expenditures), differ from ongoing repair and maintenance expense items, which do not in our judgment extend the service life or increase the capacity of assets and are charged to expense as incurred. We have approval rights over capital expenditures made by our third-party manager as part of the annual budget process for each property they manage. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other resorts in our markets. Due to the impacts of the COVID-19 pandemic on our liquidity, we deferred all non-critical capital expenditures for the remainder of the year.

Net Cash Used in and Provided by Financing Activities
Our net cash provided by financing activities was $50.4 million for the three months ended March 31, 2021 compared to $19.9 million of cash provided by financing activities for the three months ended March 31, 2020.
Activity for the three months ended March 31, 2021:
•Net proceeds from our equity issuance of $137.7 million;
•Principal payments on our Term Loan of $2.5 million; and
•Repayments on our Revolving Credit Facility of $84.7 million.
Activity for the three months ended March 31, 2020:
•Principal payments on our Term Loan of $2.5 million;
•Proceeds from borrowings on revolving credit facility of $40.0 million;
•Repayment from borrowings on revolving credit facility of $15.0 million; and
•Repurchases of ordinary shares of $2.5 million.
Senior Secured Credit Facility
Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility (the “Senior Secured Credit Facility”) pursuant to the Existing Credit Agreement, which consists of a term loan facility which is scheduled to mature on April 27, 2024 (“Term Loan”) and a revolving credit facility a portion of which is scheduled to mature on April 27, 2022 and a portion of which is scheduled to mature on January 27, 2024 (“Revolving Credit Facility”). The Term Loan bears interest at a rate per annum equal to LIBOR plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The Revolving Credit Facility bears interest at LIBOR plus 3.00% with respect to the portion maturing in April 2022, and LIBOR plus 4.00% with respect to the portion maturing January 2024. We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum on the average daily undrawn balance of the Revolving Credit Facility.
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
We have used and intend to use the proceeds from the Additional Credit Facility for general corporate purposes. The obligations under the Additional Credit Facility are collateralized in a manner that is substantially identical to the Existing Credit Agreement.
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
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Condensed Consolidated Balance Sheet, which had a balance of $25.9 million as of March 31, 2021.
Contractual Obligations
As of March 31, 2021, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in our debt and related repayment requirements described below.
Our total debt decreased $87.2 million from $1,267.3 million as of December 31, 2020 to $1,180.1 million as of March 31, 2021. This decrease was driven primarily by the repayment of the $84.7 million balance previously outstanding on our Revolving Credit Facility. As a result, we have no balance outstanding on our Revolving Credit Facility as of March 31, 2021.
Additionally, in connection with the terms of the Existing Credit Agreement, we are required to use the net proceeds from the sale of assets to prepay the proportionate balance on our Senior Secured Credit Facility if our net leverage ratio is above 4.00x. In May 2022 and February 2023, we anticipate that we will prepay the net proceeds from the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark of $27.6 million and the Dreams Puerto Aventuras of $11.9 million, respectively, which include incremental transaction costs and capital expenditures incurred across our portfolio leading up to the prepayment date.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three months ended March 31, 2021 and 2020.
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

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of March 31, 2021, 17% of our outstanding indebtedness bore interest at floating rates and 83% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $0.2 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, there would be no impact on our floating rate debt or our future earnings and cash flows, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million and the current LIBOR rate on our floating rate debt could not fall below the existing 1.0% LIBOR floor.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2021 approximately 3.4% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 82.6% of our operating expenses for the three months ended March 31, 2021 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2021 would have impacted our net income before tax by approximately $1.5 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2021 would have impacted our net income before tax by approximately $0.8 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2021 would have impacted our net income before tax by approximately $0.7 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, including the remedial actions and the material weakness in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2020. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2020, which has not been remediated as of March 31, 2021:

•The control activities related to our income tax provision did not operate with a level of precision that would identify a material misstatement (the “Tax Weakness”).

We have initiated and implemented measures designed to improve our internal controls processes and procedures related to income tax accounting. As a result of these efforts, we believe we are making progress toward remediating the underlying causes of the material weakness. Specifically, we hired additional resources and are in the process of developing and implementing enhanced policies, procedures and controls relating to income tax account reconciliations and analysis, including enhancing our documentation to reflect the control attributes that are performed and enhancing the precision of the control.

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
Item 1A. Risk Factors.

As of March 31, 2021, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, which is accessible on the SEC's website at www.sec.gov.
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

10.2
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 5, 2021	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 5, 2021	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)