Form 10-Q
period 2021-06-30
Playa Hotels & Resorts N.V.
filed 2021-08-04
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 164,218,341 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$237,715	$146,919
Restricted cash	25,647	25,941
Trade and other receivables, net	39,695	25,433
Accounts receivable from related parties	3,653	3,726
Inventories	14,362	13,813
Prepayments and other assets	39,391	47,638
Property and equipment, net	1,612,774	1,727,383
Assets held for sale	—	34,472
Goodwill, net	61,654	61,654
Other intangible assets	8,040	8,556
Deferred tax assets	—	2,130
Total assets	$2,042,931	$2,097,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$138,534	$123,410
Payables to related parties	6,957	8,073
Income tax payable	124	348
Debt	945,409	1,251,267
Related party debt	193,753	—
Derivative financial instruments	35,924	46,340
Other liabilities	28,971	29,768
Deferred tax liabilities	55,887	70,323
Total liabilities	1,405,559	1,529,529
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 166,417,879 shares issued and 164,209,875 shares outstanding as of June 30, 2021 and 136,770,086 shares issued and 134,571,290 shares outstanding as of December 31, 2020)	18,492	14,871
Treasury shares (at cost, 2,208,004 shares as of June 30, 2021 and 2,198,796 shares as of December 31, 2020)	(16,697)	(16,642)
Paid-in capital	1,170,872	1,030,148
Accumulated other comprehensive loss	(25,082)	(30,949)
Accumulated deficit	(510,213)	(429,292)
Total shareholders' equity	637,372	568,136
Total liabilities and shareholders' equity	$2,042,931	$2,097,665

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Package	$104,780	$302	$168,674	$153,357
Non-package	22,602	240	35,597	22,818
Management fees	452	(18)	796	627
Cost reimbursements	969	458	1,482	1,408
Total revenue	128,803	982	206,549	178,210
Direct and selling, general and administrative expenses
Direct	79,534	20,380	139,755	118,278
Selling, general and administrative	28,550	19,739	53,218	53,571
Depreciation and amortization	20,017	22,400	40,900	47,359
Reimbursed costs	969	458	1,482	1,408
Impairment loss	—	25,268	24,011	41,441
Loss on sale of assets	375	1,729	648	1,729
Gain on insurance proceeds	—	(2,950)	—	(2,950)
Direct and selling, general and administrative expenses	129,445	87,024	260,014	260,836
Operating loss	(642)	(86,042)	(53,465)	(82,626)
Interest expense	(18,950)	(20,916)	(37,117)	(41,871)
Other (expense) income	(628)	4,853	(1,334)	947
Net loss before tax	(20,220)	(102,105)	(91,916)	(123,550)
Income tax benefit	12,452	14,647	14,403	13,536
Net loss	$(7,768)	$(87,458)	$(77,513)	$(110,014)

Earnings per share
Losses per share - Basic	$(0.05)	$(0.67)	$(0.48)	$(0.85)
Losses per share - Diluted	$(0.05)	$(0.67)	$(0.48)	$(0.85)
Weighted average number of shares outstanding during the period - Basic	164,119,693	130,466,383	162,482,673	129,876,545
Weighted average number of shares outstanding during the period - Diluted	164,119,693	130,466,383	162,482,673	129,876,545

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,768)	$(87,458)	$(77,513)	$(110,014)
Other comprehensive income (loss), net of taxes
Unrealized gain (loss) on interest rate swaps	2,926	2,926	5,820	(12,122)
Release of foreign currency translation reserve related to sale of Capri Resort (see Note 4)	140	—	140	—
Pension obligation (loss) gain	(82)	152	(93)	97
Total other comprehensive income (loss)	2,984	3,078	5,867	(12,025)
Comprehensive loss	$(4,784)	$(84,380)	$(71,646)	$(122,039)

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(166,922)	$809,651
Net loss	—	—	—	—	—	—	(22,556)	(22,556)
Other comprehensive loss	—	—	—	—	—	(15,103)	—	(15,103)
Share-based compensation, net of tax withholdings	493,226	55	4,500	(34)	3,168	—	—	3,189
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at March 31, 2020	129,274,693	$14,270	2,190,704	$(16,622)	$1,004,256	$(39,745)	$(189,478)	$772,681
Net loss	—	—	—	—	—	—	(87,458)	(87,458)
Other comprehensive income	—	—	—	—	—	3,078	—	3,078
Share-based compensation, net of tax withholdings	332,735	38	8,092	(20)	2,681	—	—	2,699
Equity issuance, net	4,878,049	553	—	—	19,005	—	—	19,558
Balance at June 30, 2020	134,485,477	$14,861	2,198,796	$(16,642)	$1,025,942	$(36,667)	$(276,936)	$710,558

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity (continued)
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(429,292)	$568,136
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(432,700)	$564,728
Net loss	—	—	—	—	—	—	(69,745)	(69,745)
Other comprehensive income	—	—	—	—	—	2,883	—	2,883
Share-based compensation, net of tax withholdings	708,285	87	9,208	(55)	3,092	—	—	3,124
Equity issuance, net (see Note 8)	28,750,000	3,512	—	—	134,204	—	—	137,716
Balance at March 31, 2021	164,029,575	$18,470	2,208,004	$(16,697)	$1,167,444	$(28,066)	$(502,445)	$638,706
Net loss	—	—	—	—	—	—	(7,768)	(7,768)
Other comprehensive income	—	—	—	—	—	2,984	—	2,984
Share-based compensation	180,300	22	—	—	3,428	—	—	3,450
Balance at June 30, 2021	164,209,875	$18,492	2,208,004	$(16,697)	$1,170,872	$(25,082)	$(510,213)	$637,372
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,513)	$(110,014)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	40,900	47,359
Amortization of debt discount and issuance costs	2,036	679
Share-based compensation	6,629	5,942
(Gain) loss on derivative financial instruments	(4,596)	11,423
Impairment loss	24,011	41,441
Deferred income taxes	(15,716)	(12,573)
Loss on sale of assets	648	1,729
Amortization of key money	(198)	(439)
Bad debt expense	(47)	(79)
Other	668	(75)
Changes in assets and liabilities:
Trade and other receivables, net	(13,924)	44,462
Accounts receivable from related parties	73	2,855
Inventories	(637)	950
Prepayments and other assets	7,711	470
Trade and other payables	19,410	(61,207)
Payables to related parties	(2,442)	1,640
Income tax payable	(224)	(1,439)
Other liabilities	(367)	(1,520)
Net cash used in operating activities	(13,578)	(28,396)
INVESTING ACTIVITIES
Capital expenditures	(8,449)	(7,414)
Receipt of key money	—	8,500
Purchase of intangibles	(55)	(349)
Proceeds from the sale of assets, net	89,064	58,125
Net cash provided by investing activities	80,560	58,862
FINANCING ACTIVITIES
Proceeds from debt issuances, net of discount	—	199,600
Issuance costs of debt	—	(8,677)
Proceeds from ordinary shares, net of issuance costs	137,716	19,558
Repayments of debt	(29,429)	(5,050)
Proceeds from borrowings on revolving credit facility	—	40,000
Repayments of borrowings on revolving credit facility	(84,667)	(15,333)
Repurchase of ordinary shares	—	(2,500)
Repurchase of ordinary shares for tax withholdings	(55)	(54)
Principal payments on lease obligations	(45)	—
Net cash provided by financing activities	23,520	227,544
INCREASE IN CASH AND CASH EQUIVALENTS	90,502	258,010
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$172,860	$20,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$263,362	$278,941
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$237,715	$251,022
Restricted cash	25,647	27,919
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$263,362	$278,941
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$38,701	$28,919
Cash paid for income taxes, net	$580	$2,040
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$1,328	$1,590
Intangible assets capitalized but not yet paid	$111	$208
Par value of vested restricted share awards	$109	$93
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
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic, and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts from late March through June 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As of June 30, 2021, all of our resorts are open. We also implemented additional safety measures at our resorts to mitigate the potential health risks of COVID-19. We cannot predict when our business will return to normalized levels because we cannot predict when all effects of the pandemic will subside. The longer and more severe the pandemic, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our debt.
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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2021. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
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
Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended June 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$38,515	$17,741	$27,918	$20,606	$—	$104,780
Non-package revenue	8,016	3,447	6,004	4,766	369	22,602
Management fees	—	—	—	—	452	452
Cost reimbursements	—	—	—	804	165	969
Total revenue	$46,531	$21,188	$33,922	$26,176	$986	$128,803

	Three Months Ended June 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$(165)	$(90)	$(178)	$735	$—	$302
Non-package revenue	187	15	190	(172)	20	240
Management fees	—	—	—	—	(18)	(18)
Cost reimbursements	—	—	—	414	44	458
Total revenue	$22	$(75)	$12	$977	$46	$982

	Six Months Ended June 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$67,385	$25,293	$45,381	$30,615	$—	$168,674
Non-package revenue	13,824	4,809	9,436	7,034	494	35,597
Management fees	—	—	—	—	796	796
Cost reimbursements	—	—	—	1,181	301	1,482
Total revenue	$81,209	$30,102	$54,817	$38,830	$1,591	$206,549

	Six Months Ended June 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$56,562	$18,634	$31,189	$46,972	$—	$153,357
Non-package revenue	7,734	3,101	4,455	7,494	34	22,818
Management fees	—	—	—	—	627	627
Cost reimbursements	—	—	—	1,010	398	1,408
Total revenue	$64,296	$21,735	$35,644	$55,476	$1,059	$178,210

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2021 and December 31, 2020 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2021	2020
Property and equipment, gross
Land, buildings and improvements	$1,756,911	$1,863,406
Fixtures and machinery (1)	79,661	83,802
Furniture and other fixed assets	203,877	225,869
Construction in progress	4,782	4,552
Total property and equipment, gross	2,045,231	2,177,629
Accumulated depreciation	(432,457)	(450,246)
Total property and equipment, net	$1,612,774	$1,727,383
________
(1) Includes the gross balance of our financing lease right-of-use asset, which was $2.3 million as of June 30, 2021 and December 31, 2020 (see Note 11).
Depreciation expense for property and equipment was $40.2 million and $46.7 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense was $19.7 million and $22.0 million for the three months ended June 30, 2021 and 2020, respectively.

Sale of assets

Capri Resort

On March 31, 2021, we entered into an agreement to sell our equity interest in the Capri Resort, which is reported within our Yucatán Peninsula reportable segment, for $55.0 million in cash consideration. Upon entering into the agreement, we classified the resort and related deferred tax liabilities as held for sale and recorded an impairment loss of $24.0 million based on the sale price. The sale price is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 13). The impairment is recorded within impairment loss in the Condensed Consolidated Statements of Operations.

On June 24, 2021, we completed the sale, received total cash consideration of $55.2 million, after customary closing costs, and recognized a loss of $0.5 million within loss on sale of assets in the Condensed Consolidated Statements of Operations. In accordance with our Existing Credit Agreement (as defined in Note 11), we utilized 50% of the net proceeds from the sale of $24.4 million, after deducting incremental expenses, to repay a portion of our Term Loan on June 29, 2021. The remaining net proceeds, after deducting capital expenditures incurred across our portfolio for up to 18 months following the sale, will be used to repay our Term Loan and Term A3 Loan in December 2022.

Dreams Puerto Aventuras

On February 5, 2021, we completed the sale of the Dreams Puerto Aventuras, which is reported in our Yucatán Peninsula reportable segment, for $34.5 million in cash consideration. Upon closing, we received total cash consideration of $34.3 million, after customary closing costs, and recognized a gain of less than $0.1 million within loss on sale of assets in the Condensed Consolidated Statements of Operations. A portion of the net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to repay our Term Loan and Term A3 Loan in February 2023.

Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark

On May 22, 2020, we completed the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were reported within our Jamaica reportable segment, for $60.0 million in cash consideration. Upon classification as held for sale, we recorded an impairment loss of $25.3 million based on the sale price of the properties, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy. Upon closing, we received total cash consideration of $58.7 million, after customary closing costs, and recognized a $1.8 million loss within loss on sale of assets in the Condensed Consolidated Statements of Operations. A portion of the net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to repay our Term Loan in May 2022.

Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,
Leases	2021	2020
Operating lease income (1)	$787	$—

	Six Months Ended June 30,
Leases	2021	2020
Operating lease income (1)	$1,393	$1,146
________
(1) Our operating lease income, which is recorded within non-package revenue in the Condensed Consolidated Statements of Operations, includes variable lease revenue which is typically calculated as a percentage of our tenant's net sales.
Note 5. Income taxes

We file tax returns for our entities in key jurisdictions including Mexico, Dominican Republic, Jamaica and the United States. We are domiciled in the Netherlands and our Dutch subsidiaries are subject to a general tax rate of 25%. Our other operating subsidiaries are subject to tax rates up to 30%.

We recorded income tax benefits of $12.5 million and $14.4 million for the three months and six months ended June 30, 2021, respectively. The income tax benefit recognized in both periods includes the impact of certain discrete adjustments related to the sale of our resorts and our valuation allowance.

In connection with the sale of the Capri Resort (see Note 4), we recognized a $5.6 million income tax benefit from the write-off of existing deferred tax liabilities and a $1.2 million income tax expense due to capital gains for the three months ended June 30, 2021. For the six months ended June 30, 2021, we recognized a net $5.5 million income tax benefit from the sale of the Dreams Puerto Aventuras and the Capri Resort, which represents the aggregate tax impact of capital gains, impairment and elimination of existing deferred tax balances.

We continually monitor the realizability of our deferred tax assets, which consist primarily of net operating loss carryforwards. After considering the residual economic effects of the COVID-19 pandemic (see Note 1) and the timing of reversals of deferred tax liabilities, we recognized an additional $0.7 million and $3.7 million of valuation allowances against the deferred tax assets of our Mexico and Jamaica entities during the three and six months ended June 30, 2021, respectively.

In July 2021, we signed an outstanding Advanced Pricing Agreement (“APA”) for one of our Dominican Republic entities and all of our Dominican Republic entities had effective APAs as of the date of this filing. All APAs are set to expire during the third quarter, but we expect to renegotiate and finalize terms in 2021, which is reflected in our estimated annual effective tax rate calculation.

We had no uncertain tax positions or unrecognized tax benefits as of June 30, 2021. We expect no significant changes in unrecognized tax benefits over the next twelve months.

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
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2021 and 2020 were as follows ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Transaction	2021	2020	2021	2020
Hyatt	Franchise fees (1)	$4,459	$1,048	$7,975	$6,564
Sagicor	Insurance premiums (1)	$203	$119	$358	$533
Sagicor	Cost reimbursements	$858	$442	$1,288	$1,164
Chief Executive Officer	Lease expense (2)	$188	$196	$416	$378
DKCM	Interest expense	$5,467	$—	$10,871	$—
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
As of June 30, 2021, our ordinary share capital consisted of 164,209,875 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,244,706 restricted shares and performance share awards and 27,501 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of June 30, 2021, there were 4,841,947 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2021 to June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	2,225,139	$8.53
Granted	1,925,298	5.45
Vested	(897,793)	8.61
Forfeited	(7,956)	8.66
Unvested balance at June 30, 2021	3,244,688	$6.68
Performance share awards consist of ordinary shares that may become earned and vested at the end of a three-year performance period based on the achievement of performance targets adopted by our Compensation Committee. On January 4, 2021, we issued 1,027,519 performance share awards with market conditions where 50% of the performance awards will vest based on the total shareholder return of our ordinary shares relative to those of our peer group (“Relative TSR Awards”) and 50% will vest based on the compound annual growth rate of the price of our ordinary shares (“Absolute TSR Awards”). The Relative TSR Awards may vest between 0% and 150% of target, with the award capped at 100% of target should Playa’s TSR be negative. The Absolute TSR Awards may vest up to 100% of target.
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
________
(1) Expected volatility was determined based on the historical share prices in our industry.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

A summary of our performance share awards from January 1, 2021 to June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	1,027,519	5.18
Unvested balance at June 30, 2021	1,027,519	$5.18
Note 10. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(7,768)	$(87,458)	$(77,513)	$(110,014)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	164,119,693	130,466,383	162,482,673	129,876,545
Effect of dilutive securities
Unvested restricted share awards	—	—	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	164,119,693	130,466,383	162,482,673	129,876,545

EPS - Basic	$(0.05)	$(0.67)	$(0.48)	$(0.85)
EPS - Diluted	$(0.05)	$(0.67)	$(0.48)	$(0.85)

For the three and six months ended June 30, 2021 and 2020, 1,027,519 and 1,200,714 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. The performance targets of our unvested performance-based equity awards were partially achieved as of June 30, 2021, but were not achieved as of June 30, 2020.

For the three and six months ended June 30, 2021 and 2020, 3,244,688 and 2,326,993 shares of unvested restricted share awards were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2021 and 2020, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	June 30, 2021	December 31, 2020
Revolving Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00% LIBOR + 4.00%	April 27, 2022 ($17.0 million) January 27, 2024 ($68.0 million)	$—	$84,667

Senior Secured Credit Facilities
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	$946,919	$976,348
Term A1 Loan	11.4777%	April 27, 2024	35,000	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000	31,000
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	28,000	28,000
Total Term Loans (at stated value)			1,040,919	1,070,348
Unamortized discount			(1,407)	(1,658)
Unamortized debt issuance costs			(5,120)	(6,015)
Total Term Loans, net			$1,034,392	$1,062,675

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$110,000
Unamortized discount			(3,539)	(3,960)
Unamortized debt issuance costs			(3,940)	(4,409)
Total Property Loan, net			$102,521	$101,631

Financing lease obligations			$2,249	$2,294

Total debt, net			$1,139,162	$1,251,267
________
(1)Undrawn balances bear interest between 0.25% to 0.5% depending on certain leverage ratios. We had available balances of $85.0 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively. The weighted-average interest rate on the outstanding balance of our Revolving Credit Facility was 3.15% as of December 31, 2020.
(2)One-month London Interbank Offered Rate (“LIBOR”) is subject to a 1.0% floor. The interest rate was 3.75% as of both June 30, 2021 and December 31, 2020. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).
(3)LIBOR is subject to a 1.0% floor. The interest rate was 4.00% as of both June 30, 2021 and December 31, 2020.

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
Financial maintenance covenants
We were in compliance with all applicable covenants as of June 30, 2021. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Existing Credit Agreement
We are required to maintain a minimum liquidity balance of $70.0 million through the Relief Period.

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

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	2021	2020
AOCI from our cash flow hedges as of January 1	$26,369	$20,164
Change in fair value	—	16,956
Reclassification from AOCI to interest expense	(2,894)	(1,908)
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	15,048
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,926)	(2,926)
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	(2,926)
AOCI from our cash flow hedges as of June 30(1)	$20,549	$32,286
________
(1) As of June 30, 2021, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million.

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Interest rate swaps (1)	Interest expense	$3,591	$9,774	$6,402	$18,503
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 ($ in thousands):

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of June 30,	As of December 31,
		2021	2020
Interest rate swaps	Derivative financial instruments	$35,924	$46,340

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

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of June 30, 2021 and December 31, 2020. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$35,924	$—	$35,924	$—

	December 31, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$46,340	$—	$46,340	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$943,161	$—	$—	$927,421
Term A1 Loan	33,969	—	—	35,327
Term A2 Loan	30,087	—	—	31,289
Term A3 Loan	27,175	—	—	27,648
Property Loan	102,521	—	—	111,841
Total liabilities	$1,136,913	$—	$—	$1,133,526

	Carrying Value	Fair Value
	As of December 31, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$971,920	$—	$—	$936,799
Revolving Credit Facility	84,667	—	—	84,769
Term A1 Loan	33,792	—	—	35,182
Term A2 Loan	29,930	—	—	31,161
Term A3 Loan	27,033	—	—	28,028
Property Loan	101,631	—	—	109,871
Total liabilities	$1,248,973	$—	$—	$1,225,810

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

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2021 and December 31, 2020 ($ in thousands):

	As of June 30,	As of December 31,
	2021	2020
Gross trade and other receivables (1)	$42,451	$28,346
Allowance for doubtful accounts (2)	(2,756)	(2,913)
Total trade and other receivables, net	$39,695	$25,433
________
(1) The opening balance as of January 1, 2020 was $73.0 million.
(2) We recognized an additional $3.1 million in bad debt expense during the year ended December 31, 2020 primarily as result of the negative effects of COVID-19.

We have not experienced any significant write-offs to our accounts receivable during the three and six months ended June 30, 2021 and 2020.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2021 and December 31, 2020 ($ in thousands):

	As of June 30,	As of December 31,
	2021	2020
Advances to suppliers	$4,019	$8,748
Prepaid income taxes	11,743	12,731
Prepaid other taxes (1)	12,984	14,033
Operating lease right-of-use assets	3,885	4,263
Key money (2)	2,430	2,700
Other assets	4,330	5,163
Total prepayments and other assets	$39,391	$47,638
________
(1) Includes recoverable value-added tax, general consumption tax and other sales tax accumulated by our Mexico, Jamaica, Netherlands and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. In April 2021, we entered into an agreement to classify this deposit as key money.
Goodwill
The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of June 30, 2021 and December 31, 2020 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2020
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	45,563	—	—	16,091	61,654

Activity during the period
Impairment losses	—	—	—	—	—

Balance at June 30, 2021
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

Reporting Unit	Reportable Segment	Impairment Loss
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$6,946
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,126
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,101

We recognized no goodwill impairment losses on our reporting units during the three and six months ended June 30, 2021.

Other intangible assets
Other intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,
	2021	2020
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	6,159	6,047
Other	4,230	4,238
Total gross carrying value	13,164	13,060

Accumulated amortization
Management contract	(285)	(238)
Enterprise resource planning system (2)	(1,494)	(1,125)
Other	(3,345)	(3,141)
Total accumulated amortization	(5,124)	(4,504)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,615	1,662
Enterprise resource planning system (2)	4,665	4,922
Other	885	1,097
Total net carrying value	$8,040	$8,556
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
Amortization expense for intangible assets was $0.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2021 and December 31, 2020 ($ in thousands):

	As of June 30,	As of December 31,
	2021	2020
Trade payables	$21,909	$23,348
Advance deposits (1)	39,971	29,707
Withholding and other taxes payable	34,287	37,450
Interest payable	99	618
Payroll and related accruals	17,819	15,668
Accrued expenses and other payables	24,449	16,619
Total trade and other payables	$138,534	$123,410
________
(1) The opening balance as of January 1, 2020 was $53.8 million.

Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2021 and December 31, 2020 ($ in thousands):

	As of June 30,	As of December 31,
	2021	2020
Pension obligation (1)(2)	$6,313	$6,231
Lease liabilities	4,391	4,762
Unfavorable ground lease liability	2,044	2,090
Key money (3)	15,323	15,790
Other	900	895
Total other liabilities	$28,971	$29,768
________
(1) For the six months ended June 30, 2021 and 2020, the service cost component of net periodic pension cost was $0.4 million and $0.4 million, respectively. For the three months ended June 30, 2021 and 2020, the service cost component of net periodic pension cost was $0.2 million and $0.2 million, respectively. These costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the six months ended June 30, 2021 and 2020, the non-service cost components of net periodic pension benefit or cost were $0.5 million and $1.3 million, respectively. For the three months ended June 30, 2021 and 2020, the non-service cost components of net periodic pension benefit or cost were $0.4 million and $0.7 million, respectively. These costs are recorded within other (expense) income in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $8.5 million of additional key money in 2020.
Note 15. Segment information
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and six months ended June 30, 2021 and 2020, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) other (expense) income; (d) share-based compensation; (e) other tax income (expense); (f) transaction expenses; and (g) severance expenses.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned net revenue
Yucatán Peninsula	$45,067	$21	$78,670	$62,338
Pacific Coast	20,514	(74)	29,135	21,081
Dominican Republic	33,888	11	54,769	35,607
Jamaica	24,134	564	35,856	52,000
Segment owned net revenue (1)	123,603	522	198,430	171,026
Other	369	20	494	35
Management fees	452	(18)	796	627
Cost reimbursements	969	458	1,482	1,408
Compulsory tips	3,410	—	5,347	5,114
Total revenue	$128,803	$982	$206,549	$178,210
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net loss for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned Resort EBITDA
Yucatán Peninsula	$13,022	$(8,004)	$20,196	$16,931
Pacific Coast	7,078	(2,816)	7,563	6,056
Dominican Republic	7,926	(4,881)	9,592	2,908
Jamaica	4,072	(8,097)	1,292	10,976
Segment Owned Resort EBITDA	32,098	(23,798)	38,643	36,871
Other corporate	(9,635)	(7,606)	(19,029)	(18,577)
Management fees	452	(18)	796	627
Total Adjusted EBITDA	22,915	(31,422)	20,410	18,921
Interest expense	(18,950)	(20,916)	(37,117)	(41,871)
Depreciation and amortization	(20,017)	(22,400)	(40,900)	(47,359)
Impairment loss	—	(25,268)	(24,011)	(41,441)
Loss on sale of assets	(375)	(1,729)	(648)	(1,729)
Other (expense) income	(628)	4,853	(1,334)	947
Share-based compensation	(3,450)	(2,719)	(6,629)	(5,942)
Other tax income (expense)	2	(231)	(161)	(468)
Transaction expenses	(139)	(289)	(718)	(875)
Severance expense	—	(1,246)	(1,287)	(2,444)
Non-service cost components of net periodic pension cost (benefit) (1)	422	(738)	479	(1,289)
Net loss before tax	(20,220)	(102,105)	(91,916)	(123,550)
Income tax benefit	12,452	14,647	14,403	13,536
Net loss	$(7,768)	$(87,458)	$(77,513)	$(110,014)
________
(1) Represents the non-service cost components of net periodic pension cost (benefit) recorded within other (expense) income in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of June 30, 2021 and December 31, 2020 ($ in thousands):

	As of June 30,	As of December 31,
	2021	2020
Segment property and equipment, gross
Yucatán Peninsula	$665,211	$799,849
Pacific Coast	288,357	288,328
Dominican Republic	679,941	678,900
Jamaica	407,133	406,047
Total segment property and equipment, gross	2,040,642	2,173,124
Corporate property and equipment, gross	4,589	4,505
Accumulated depreciation	(432,457)	(450,246)
Total property and equipment, net	$1,612,774	$1,727,383

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Segment capital expenditures
Yucatán Peninsula	$1,251	$2,348
Pacific Coast	307	230
Dominican Republic	1,631	4,286
Jamaica	2,138	1,809
Total segment capital expenditures (1)	5,327	8,673
Corporate	118	331
Total capital expenditures (1)	$5,445	$9,004
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, there were no subsequent events since June 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 4, 2021 and as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, results of operations and prospects, the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we have experienced severely reduced occupancy levels at our resorts compared to historic levels and we continue to experience lower occupancy as compared to pre-pandemic levels. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, including the Delta variant, the government actions taken to contain the pandemic or mitigate its impact, the speed, effectiveness and distribution of vaccine and treatment therapies, the rate of public adoption of COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates, labor-force availability, and consumer discretionary spending, among others. Additional factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include:
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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of June 30, 2021, Playa owned and/or managed a total portfolio consisting of 22 resorts (8,366 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa owns two resorts in the Dominican Republic that are managed by a third-party and manages five resorts on behalf of third-party owners. Playa leverages years of all-inclusive resort operating expertise and relationships with globally recognized hospitality brands to provide a best in class experience and exceptional value to our guests, while building a direct relationship to improve customer acquisition cost and drive repeat business.
For the three months ended June 30, 2021, during which time we had reduced occupancy as a result of the continuing effects of the COVID-19 pandemic, we generated a net loss of $7.8 million, total revenue of $128.8 million, Net Package RevPAR of $150.98, and Adjusted EBITDA of $22.9 million. For the three months ended June 30, 2020, when all of our resorts were closed due to the initial outbreak of the COVID-19 pandemic, we generated a net loss of $87.5 million, total revenue of $1.0 million, Net Package RevPAR of $0, and Adjusted EBITDA of $(31.4) million.

Impact of COVID-19 Pandemic
The COVID-19 pandemic and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, the travel and hospitality industries and our business starting in the first quarter of 2020. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing,” have significantly disrupted global leisure travel, and have adversely impacted global commercial activity, contributing to worldwide economic contraction and increased unemployment. We expect that the continuing fallout will create headwinds for global travel even after government restrictions are lifted.
Due to the spread of the COVID-19 pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020. We subsequently began reopening our resorts on July 1, 2020 and all of our resorts are open as of June 30, 2021. Our resorts account for all of our revenue. Following the gradual loosening of government travel restrictions, the availability of vaccines and increased adoption levels of vaccines beginning in the first quarter of 2021, and related increases in available flights to the locations of our resorts, occupancy at our resorts has increased, but still remains well below pre-pandemic levels. Based on our second quarter results and reservations for future periods, we are hopeful that this positive trend in occupancy will continue.
The suspension of operations at our resorts during part of 2020, and the reduced occupancy at our resorts since they have reopened, have adversely affected our liquidity. As of June 30, 2021, we had $237.7 million of available cash, excluding $25.6 million of restricted cash. For discussion of the measures that were previously taken to improve our liquidity during fiscal year 2020, please refer to our Annual Report on Form 10-K filed with the SEC on March 4, 2021. We have taken the following measures during the 2021 fiscal year to further mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:
•raised $138.0 million, net of underwriting discounts, of additional capital in January 2021 through an underwritten public equity offering at $5.00 per share;
•paid down the outstanding balance under our Revolving Credit Facility in February 2021 and also amended and extended our existing facility, further extending the covenant waiver period were we to draw the credit line over 35%;
•sold the Dreams Puerto Aventuras in February 2021 for a total cash consideration of $34.5 million; and
•sold the Capri Resort in June 2021 for a total cash consideration of $55.2 million.
We cannot predict when the pandemic and its economic effects will subside, and thus we cannot predict whether our resorts will be permitted to remain open or when our business will return to normalized levels. There also can be no guarantee that when the current pandemic subsides that there will not be resurgences of the virus or its variants or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the actual occurrence or even the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

Our Portfolio of Resorts
As of June 30, 2021, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatan Playa Del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún (3)	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008, 2021	438
Hyatt Zilara Riviera Maya (4)	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003	291
Total Rooms Operated					1,242
Total Rooms Owned and Operated					8,366
________
(1) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.
(2) Owned by a third party.
(3) We entered into a management agreement to operate this resort during the first quarter of 2021. The resort is currently closed for renovations but is expected to open in the third quarter of 2021.
(4) We entered into a management agreement to operate this resort during the second quarter of 2021. The resort is currently closed for renovations but is expected to open in the first quarter of 2022.

Results of Operations
Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change	% Change
Revenue
Package	$104,780	$302	$104,478	34,595.4%
Non-package	22,602	240	22,362	9,317.5%
Management fees	452	(18)	470	2,611.1%
Cost reimbursements	969	458	511	111.6%
Total revenue	128,803	982	127,821	13,016.4%
Direct and selling, general and administrative expenses
Direct	79,534	20,380	59,154	290.3%
Selling, general and administrative	28,550	19,739	8,811	44.6%
Depreciation and amortization	20,017	22,400	(2,383)	(10.6)%
Reimbursed costs	969	458	511	111.6%
Impairment loss	—	25,268	(25,268)	(100.0)%
Loss on sale of assets	375	1,729	(1,354)	(78.3)%
Gain on insurance proceeds	—	(2,950)	2,950	(100.0)%
Direct and selling, general and administrative expenses	129,445	87,024	42,421	48.7%
Operating loss	(642)	(86,042)	85,400	99.3%
Interest expense	(18,950)	(20,916)	1,966	9.4%
Other (expense) income	(628)	4,853	(5,481)	(112.9)%
Net loss before tax	(20,220)	(102,105)	81,885	80.2%
Income tax benefit	12,452	14,647	(2,195)	(15.0)%
Net loss	$(7,768)	$(87,458)	$79,690	91.1%
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
Our comparable portfolio for the three months ended June 30, 2021 excludes the following resorts: Capri Resort, which was sold in June 2021, Dreams Puerto Aventuras, which was sold in February 2021, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	49.9%	—%	49.9	pts	—%
Net Package ADR	$302.71	$—	$302.71		—%
Net Package RevPAR	$150.98	$—	$150.98		—%
	($ in thousands)
Net Package Revenue	$101,615	$302	$101,313		33,547.4%
Net Non-package Revenue	22,357	240	22,117		9,215.4%
Management Fee Revenue	452	(18)	470		2,611.1%
Total Net Revenue	124,424	524	123,900		23,645.0%
Adjusted EBITDA	$22,915	$(31,422)	$54,337		172.9%
Adjusted EBITDA Margin	18.4%	(5,996.6)%	6,015.0	pts	100.3%

Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	51.8%	—%	51.8	pts	—%
Net Package ADR	$302.89	$—	$302.89		—%
Net Package RevPAR	$156.84	$—	$156.84		—%
	($ in thousands)
Net Package Revenue	$101,677	$292	$101,385		34,720.9%
Net Non-package Revenue	22,332	224	22,108		9,869.6%
Management Fee Revenue	452	(18)	470		2,611.1%
Total Net Revenue	124,461	498	123,963		24,892.2%
Adjusted EBITDA	$23,593	$(28,653)	$52,246		182.3%
Adjusted EBITDA Margin	19.0%	(5,753.6)%	5,772.6	pts	100.3%

Total Revenue and Total Net Revenue

Our total revenue for the three months ended June 30, 2021 increased $127.8 million, or 13,016.4%, compared to the three months ended June 30, 2020. Our Total Net Revenue for the three months ended June 30, 2021 increased $123.9 million, or 23,645.0%, compared to the three months ended June 30, 2020. These increases are due to the resumption of resort operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed). See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$101,677	$292	$101,385	34,720.9%
Non-comparable Net Package Revenue	(62)	10	(72)	(720.0)%
Net Package Revenue	101,615	302	101,313	33,547.4%

Net Non-package Revenue
Comparable Net Non-package Revenue	22,332	224	22,108	9,869.6%
Non-comparable Net Non-package Revenue	25	16	9	56.3%
Net Non-package Revenue	22,357	240	22,117	9,215.4%

Management Fee Revenue
Comparable Management Fee Revenue	452	(18)	470	2,611.1%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	452	(18)	470	2,611.1%

Total Net Revenue
Comparable Total Net Revenue	124,461	498	123,963	24,892.2%
Non-comparable Total Net Revenue	(37)	26	(63)	(242.3)%
Total Net Revenue	124,424	524	123,900	23,645.0%
Compulsory tips	3,410	—	3,410	—%
Cost Reimbursements	969	458	511	111.6%
Total revenue	$128,803	$982	$127,821	13,016.4%

Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended June 30, 2021 increased $124.0 million, or 24,892.2%, compared to the three months ended June 30, 2020. These increases are due to the resumption of resort operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed). See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Direct expenses	$79,534	$20,380	$59,154	290.3%
Less: compulsory tips	3,410	—	3,410	—%
Net Direct Expenses	$76,124	$20,380	$55,744	273.5%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $76.1 million, or 61.2% of Total Net Revenue, for the three months ended June 30, 2021 and $20.4 million, or 3,889.3% of Total Net Revenue, for the three months ended June 30, 2020.
Net Direct Expenses for the three months ended June 30, 2021 increased $55.7 million, or 273.5%, compared to the three months ended June 30, 2020. Net Direct Expenses at our comparable properties increased $56.2 million, or 294.8%, compared to the three months ended June 30, 2020. Net Direct Expenses increases are due to the resumption of resort operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed). Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses consists of the following items ($ in thousands):
Total Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$16,517	$702	$15,815	2,252.8%
Salaries and wages	28,387	11,393	16,994	149.2%
Repairs and maintenance	3,983	1,478	2,505	169.5%
Utilities and sewerage	8,632	3,312	5,320	160.6%
Licenses and property taxes	750	898	(148)	(16.5)%
Incentive and management fees	287	(256)	543	212.1%
Franchise / license fees	5,737	1,227	4,510	367.6%
Transportation and travel expenses	997	74	923	1,247.3%
Laundry and cleaning expenses	1,074	270	804	297.8%
Property and equipment rental expense	454	(31)	485	1,564.5%
Entertainment expenses and decoration	1,706	14	1,692	12,085.7%
Office supplies	239	59	180	305.1%
Other operational expenses	7,361	1,240	6,121	493.6%
Total Net Direct Expenses	$76,124	$20,380	$55,744	273.5%
Comparable Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$16,517	$642	$15,875	2,472.7%
Salaries and wages	27,992	10,751	17,241	160.4%
Repairs and maintenance	3,939	1,236	2,703	218.7%
Utilities and sewerage	8,570	2,999	5,571	185.8%
Licenses and property taxes	686	829	(143)	(17.2)%
Incentive and management fees	287	(171)	458	267.8%
Franchise / license fees	5,737	1,227	4,510	367.6%
Transportation and travel expenses	991	62	929	1,498.4%
Laundry and cleaning expenses	1,073	259	814	314.3%
Property and equipment rental expense	453	(25)	478	1,912.0%
Entertainment expenses and decoration	1,707	14	1,693	12,092.9%
Office supplies	238	57	181	317.5%
Other operational expenses	7,134	1,198	5,936	495.5%
Total Net Direct Expenses	$75,324	$19,078	$56,246	294.8%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2021 increased $8.8 million, or 44.6%, compared to the three months ended June 30, 2020. The resumption of resort operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed) resulted in a $6.3 million increase in advertising and commissions and a $1.2 million increase in corporate personnel expenses. Additionally, our January 2021 grants of restricted and performance share awards (see Note 9 to the Condensed Consolidated Financial Statements) drove a $0.7 million increase in share-based compensation expense over the prior period. These increases were partially offset by a $1.2 million decrease in insurance expenses which was driven by the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2021 decreased $2.4 million, or 10.6%, compared to the three months ended June 30, 2020. This was a result of a $2.1 million decrease due to the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, the Dreams Puerto Aventuras in February 2021, and the Capri Resort in June 2021.
Impairment Loss
Our impairment loss for the three months ended June 30, 2021 decreased $25.3 million, or 100.0%, compared to the three months ended June 30, 2020. The decrease was driven by $25.3 million of property and equipment impairment recognized upon classification of the Jewel Runaway Bay Beach Resort & Waterpark and Jewel Dunn’s River Beach Resort & Spa as held for sale during the three months ended June 30, 2020. We had no property and equipment or goodwill impairment losses during the three months ended June 30, 2021.
Interest Expense
Our interest expense for the three months ended June 30, 2021 decreased $2.0 million, or 9.4%, compared to the three months ended June 30, 2020. The decrease in interest expense was primarily driven by a $7.0 million decrease due to the change in fair value of our interest rate swaps. Due to the significant drop in interest rates during 2020 resulting from the COVID-19 pandemic, we recognized a non-cash loss on our interest rate swaps of $5.0 million during the three months ended June 30, 2020, compared to a non-cash gain on our interest rate swaps of $2.0 million during the three months ended June 30, 2021. These decreases were partially offset by additional interest expense from the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $1.7 million and $2.4 million, respectively.
Cash interest paid increased to $19.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, representing a $5.0 million increase over the period. Cash interest paid increased due to the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $2.3 million and $2.6 million, respectively. These increases were partially offset by $0.8 million decrease due to the repayment of our outstanding Revolving Credit Facility balance in February 2021.
Income Tax Benefit
Our income tax benefit for the three months ended June 30, 2021 decreased $2.2 million, or 15.0%, compared to the three months ended June 30, 2020. The decrease in our income tax benefit of $2.2 million was driven primarily by:
•a $1.1 million decreased tax benefit due to lower pre-tax book losses from our tax paying entities;
•a $0.6 million decreased discrete tax benefit due to deferred tax liabilities on fixed assets of certain Dominican Republic entities;
•a $0.7 million increased tax expense related to valuation allowances recognized for our Jamaica and Mexico entities; and
•a $5.8 million decreased tax benefit related to the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark.
These decreases were partially offset by:
•a $4.4 million increased tax benefit associated with the sale of the Capri Resort; and
•a $1.6 million increased tax benefit associated with foreign exchange rate fluctuations, primarily for our Mexican entities.

Results of Operations
Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change	% Change
Revenue
Package	$168,674	$153,357	$15,317	10.0%
Non-package	35,597	22,818	12,779	56.0%
Management fees	796	627	169	27.0%
Cost reimbursements	1,482	1,408	74	5.3%
Total revenue	206,549	178,210	28,339	15.9%
Direct and selling, general and administrative expenses
Direct	139,755	118,278	21,477	18.2%
Selling, general and administrative	53,218	53,571	(353)	(0.7)%
Depreciation and amortization	40,900	47,359	(6,459)	(13.6)%
Reimbursed costs	1,482	1,408	74	5.3%
Impairment loss	24,011	41,441	(17,430)	(42.1)%
Loss on sale of assets	648	1,729	(1,081)	(62.5)%
Gain on insurance proceeds	—	(2,950)	2,950	(100.0)%
Direct and selling, general and administrative expenses	260,014	260,836	(822)	(0.3)%
Operating loss	(53,465)	(82,626)	29,161	35.3%
Interest expense	(37,117)	(41,871)	4,754	11.4%
Other (expense) income	(1,334)	947	(2,281)	(240.9)%
Net loss before tax	(91,916)	(123,550)	31,634	25.6%
Income tax benefit	14,403	13,536	867	6.4%
Net loss	$(77,513)	$(110,014)	$32,501	29.5%
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
Our comparable portfolio for the six months ended June 30, 2021 excludes the following resorts: Capri Resort, which was sold in June of 2021, Dreams Puerto Aventuras, which was sold in February 2021, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	40.7%	33.6%	7.1	pts	21.1%
Net Package ADR	$297.31	$297.28	$0.03		0.0%
Net Package RevPAR	$121.05	$100.01	$21.04		21.0%
	($ in thousands)
Net Package Revenue	$163,698	$148,398	$15,300		10.3%
Net Non-package Revenue	35,226	22,663	12,563		55.4%
Management Fee Revenue	796	627	169		27.0%
Total Net Revenue	199,720	171,688	28,032		16.3%
Adjusted EBITDA	$20,410	$18,921	$1,489		7.9%
Adjusted EBITDA Margin	10.2%	11.0%	(0.8)	pts	(7.3)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	42.4%	32.6%	9.8	pts	30.1%
Net Package ADR	$298.50	$305.14	$(6.64)		(2.2)%
Net Package RevPAR	$126.50	$99.55	$26.95		27.1%
	($ in thousands)
Net Package Revenue	$163,117	$129,067	$34,050		26.4%
Net Non-package Revenue	34,639	19,696	14,943		75.9%
Management Fee Revenue	796	627	169		27.0%
Total Net Revenue	198,552	149,390	49,162		32.9%
Adjusted EBITDA	$21,269	$14,269	$7,000		49.1%
Adjusted EBITDA Margin	10.7%	9.6%	1.1	pts	11.5%
Total Revenue and Total Net Revenue
Our total revenue for the six months ended June 30, 2021 increased $28.3 million, or 15.9%, compared to the six months ended June 30, 2020. Our Total Net Revenue for the six months ended June 30, 2021 increased $28.0 million, or 16.3%, compared to the six months ended June 30, 2020. These increases are due to the resumption of resort operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed).

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$163,117	$129,067	$34,050	26.4%
Non-comparable Net Package Revenue	581	19,331	(18,750)	(97.0)%
Net Package Revenue	163,698	148,398	15,300	10.3%

Net Non-package Revenue
Comparable Net Non-package Revenue	34,639	19,696	14,943	75.9%
Non-comparable Net Non-package Revenue	587	2,967	(2,380)	(80.2)%
Net Non-package Revenue	35,226	22,663	12,563	55.4%

Management Fee Revenue
Comparable Management Fee Revenue	796	627	169	27.0%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	796	627	169	27.0%

Total Net Revenue
Comparable Total Net Revenue	198,552	149,390	49,162	32.9%
Non-comparable Total Net Revenue	1,168	22,298	(21,130)	(94.8)%
Total Net Revenue	199,720	171,688	28,032	16.3%
Compulsory tips	5,347	5,114	233	4.6%
Cost Reimbursements	1,482	1,408	74	5.3%
Total revenue	$206,549	$178,210	$28,339	15.9%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the six months ended June 30, 2021 increased $49.2 million, or 32.9%, compared to the six months ended June 30, 2020. These increases are due to the resumption of resort operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed).
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Direct expenses	$139,755	$118,278	$21,477	18.2%
Less: compulsory tips	5,347	5,114	233	4.6%
Net Direct Expenses	$134,408	$113,164	$21,244	18.8%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $134.4 million, or 67.3%, of Total Net Revenue for the six months ended June 30, 2021 and $113.2 million, or 65.9%, of Total Net Revenue for the six months ended June 30, 2020.
Net Direct Expenses for the six months ended June 30, 2021 increased $21.2 million, or 18.8%, compared to the six months ended June 30, 2020. Net Direct Expenses at our comparable properties increased $27.7 million, or 26.8%, compared to the six months ended June 30, 2020 due to the resumption of resort operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed). Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are generally computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses consists of the following items ($ in thousands):
Total Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$26,812	$21,592	$5,220	24.2%
Salaries and wages	53,424	49,008	4,416	9.0%
Repairs and maintenance	6,923	5,661	1,262	22.3%
Utilities and sewerage	15,996	12,975	3,021	23.3%
Licenses and property taxes	1,555	1,697	(142)	(8.4)%
Incentive and management fees	433	1,424	(991)	(69.6)%
Franchise / license fees	9,986	8,235	1,751	21.3%
Transportation and travel expenses	1,920	1,449	471	32.5%
Laundry and cleaning expenses	1,953	1,475	478	32.4%
Property and equipment rental expense	629	802	(173)	(21.6)%
Entertainment expenses and decoration	2,609	2,036	573	28.1%
Office supplies	407	309	98	31.7%
Other operational expenses	11,761	6,501	5,260	80.9%
Total Net Direct Expenses	$134,408	$113,164	$21,244	18.8%
Comparable Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$26,678	$19,263	$7,415	38.5%
Salaries and wages	51,378	45,352	6,026	13.3%
Repairs and maintenance	6,802	4,750	2,052	43.2%
Utilities and sewerage	15,810	11,669	4,141	35.5%
Licenses and property taxes	1,430	1,583	(153)	(9.7)%
Incentive and management fees	391	1,233	(842)	(68.3)%
Franchise / license fees	9,986	8,243	1,743	21.1%
Transportation and travel expenses	1,888	1,336	552	41.3%
Laundry and cleaning expenses	1,945	1,277	668	52.3%
Property and equipment rental expense	618	756	(138)	(18.3)%
Entertainment expenses and decoration	2,591	1,839	752	40.9%
Office supplies	403	289	114	39.4%
Other operational expenses	11,202	5,845	5,357	91.7%
Total Net Direct Expenses	$131,122	$103,435	$27,687	26.8%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2021 decreased $0.4 million, or 0.7%, compared to the six months ended June 30, 2020. The decrease was primarily driven by a $1.2 million decrease in professional fees and a $1.2 million decrease in insurance expenses, which primarily resulted from the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020. These decreases were partially offset by a $1.2 million increase in advertising and commissions and a $0.2 million increase in corporate personnel expenses due to the resumption of resort operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed).

Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2021 decreased $6.5 million, or 13.6%, compared to the six months ended June 30, 2020. The decrease was largely due to a $4.4 million decrease from our dispositions of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, the Dreams Puerto Aventuras in February 2021, and the Capri Resort in June 2021, and a $2.2 million decrease due to accelerated depreciation incurred in 2020 related to renovation projects at the Hilton Playa del Carmen All-Inclusive Resort.
Impairment Loss
Our impairment loss for the six months ended June 30, 2021 decreased $17.4 million, or 42.1%, compared to the six months ended June 30, 2020. The decrease was driven by $25.3 million of property and equipment impairment recognized during the six months ended June 30, 2020 upon classification of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark as held for sale. In addition, we recognized a $16.2 million goodwill impairment loss during the first quarter of 2020 at the Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa due to the decrease in forecasted future cash flows from the temporary suspension of operations from COVID-19. These decreases were partially offset by $24.0 million of property and equipment impairment for the six months ended June 30, 2021 recognized upon classification of the Capri Resort as held for sale in March 2021.
Interest Expense
Our interest expense for the six months ended June 30, 2021 decreased $4.8 million, or 11.4%, compared to the six months ended June 30, 2020. The decrease in interest expense was driven primarily by a $16.0 million decrease due to the change in fair value of our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive income (loss). Due to the significant drop in interest rates during 2020 resulting from the COVID-19 pandemic, our cash flow hedge was deemed ineffective and dedesignated in March 2020, resulting in us recognizing the change in fair value of our interest rate swaps through interest expense. In addition, interest on our Revolving Credit Facility for the six months ended June 30, 2021 decreased by $1.2 million compared to the same period last year, driven by the repayment of the entire outstanding balance in February 2021. These decreases were partially offset by additional interest expense from the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $3.9 million and $4.9 million, respectively, as well as additional interest expense on our Term Loan of $3.9 million.
Cash interest paid increased to $38.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, representing a $9.8 million increase over the prior period. Cash interest paid increased due to the Additional Senior Secured Credit Facility and Property Loan Agreement executed on June 12, 2020 by $4.4 million and $4.3 million, respectively.
Income Tax Benefit
Our income tax benefit for the six months ended June 30, 2021 increased $0.9 million, or 6.4%, compared to the six months ended June 30, 2020. The increase in our income tax benefit was mainly driven by:
•a $2.3 million increased tax benefit due to higher pre-tax book losses from our tax paying entities;
•an $8.3 million increased tax benefit associated with the sale of the Capri Resort; and
•a $7.3 million increased tax benefit associated with foreign exchange rate fluctuations, primarily for our Mexican entities.
These increases were partially offset by:
•a $3.7 million increased tax expense related to valuation allowances recognized for our Jamaica and Mexico entities;
•a $3.9 million decreased discrete tax benefit due to deferred tax liabilities on fixed assets of certain Dominican Republic entities;
•a $1.1 million decreased income tax benefit related to the Jamaica employment tax credit;
•a $2.9 million income tax provision associated with the sale of the Dreams Puerto Aventuras; and
•a $5.8 million decreased income tax benefit related to the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark.

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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and six months ended June 30, 2021 and 2020, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost Reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating loss or net loss.
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
For a reconciliation of EBITDA, Adjusted EBITDA and Owned Resort EBITDA to net income or loss as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
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
Our comparable resorts for the three and six months ended June 30, 2021 exclude the following resorts: Capri Resort, which was sold in June 2021, Dreams Puerto Aventuras, which was sold in February 2021, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
A reconciliation of net income or loss as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package

Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”
Segment Results
Three Months Ended June 30, 2021 and 2020
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$45,067	$21	$45,046	214,504.8%
Pacific Coast	20,514	(74)	20,588	27,821.6%
Dominican Republic	33,888	11	33,877	307,972.7%
Jamaica	24,134	564	23,570	4,179.1%
Segment Owned Net Revenue	123,603	522	123,081	23,578.7%
Other	369	20	349	1,745.0%
Management fees	452	(18)	470	2,611.1%
Total Net Revenue	$124,424	$524	$123,900	23,645.0%

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$13,022	$(8,004)	$21,026	262.7%
Pacific Coast	7,078	(2,816)	9,894	351.3%
Dominican Republic	7,926	(4,881)	12,807	262.4%
Jamaica	4,072	(8,097)	12,169	150.3%
Segment Owned Resort EBITDA	32,098	(23,798)	55,896	234.9%
Other corporate	(9,635)	(7,606)	(2,029)	26.7%
Management fees	452	(18)	470	2,611.1%
Total Adjusted EBITDA	$22,915	$(31,422)	$54,337	172.9%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended June 30, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	52.0%	—%	52.0%		—%
Net Package ADR	$328.38	$—	$328.38		$—
Net Package RevPAR	$170.77	$—	$170.77		$—
	($ in thousands)
Net Package Revenue	$37,264	$(167)	$37,431		22,413.8%
Net Non-package Revenue	7,803	188	7,615		4,050.5%
Owned Net Revenue	45,067	21	45,046		214,504.8%
Owned Resort EBITDA	$13,022	$(8,004)	$21,026		262.7%
Owned Resort EBITDA Margin	28.9%	(38,114.3)%	38,143.2	pts	100.1%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change	% Change
Occupancy	58.7%	—%	58.7%	—%
Net Package ADR	$328.51	$—	$328.51	$—
Net Package RevPAR	$192.68	$—	$192.68	$—
	($ in thousands)
Net Package Revenue	$37,278	$(144)	$37,422	25,987.5%
Net Non-package Revenue	7,753	78	7,675	9,839.7%
Owned Net Revenue	45,031	(66)	45,097	68,328.8%
Owned Resort EBITDA	$13,813	$(6,633)	$20,446	308.2%
Owned Resort EBITDA Margin	30.7%	(10,050.0)%	10,080.7%	100.3%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2021 increased $45.1 million, or 68,328.8%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of resort operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed). Comparable Net Package ADR of $328.51 for the three months ended June 30, 2021 benefited by an additional $6.93 as a result of a change in billing methodology of an online travel agency (“OTA”), which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Comparable Net Package ADR would have been $321.58.
Compared to 2019, our Comparable Net Package ADR for the three months ended June 30, 2021 increased by $49.47, or 17.7%. Excluding the aforementioned change in billing practice, the increase would have been $42.54, or 15.2%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2021 increased $20.4 million, or 308.2%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed).

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended June 30, 2021 and 2020 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	59.8%	—%	59.8%		—%
Net Package ADR	$339.20	$—	$339.20		$—
Net Package RevPAR	$202.93	$—	$202.93		$—
	($ in thousands)
Net Package Revenue	$17,100	$(89)	$17,189		19,313.5%
Net Non-package Revenue	3,414	15	3,399		22,660.0%
Owned Net Revenue	20,514	(74)	20,588		27,821.6%
Owned Resort EBITDA	$7,078	$(2,816)	$9,894		351.3%
Owned Resort EBITDA Margin	34.5%	(3,805.4)%	3,839.9	pts	100.9%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2021 increased $20.6 million, or 27,821.6%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed). Net Package ADR of $339.20 for the three months ended June 30, 2021 benefited by an additional $5.83 as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Net Package ADR would have been $333.37.
Compared to 2019, our Net Package ADR for the three months ended June 30, 2021 increased by $43.72, or 14.8%. Excluding the aforementioned change in billing practice, the increase would have been $37.89, or 12.8%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2021 increased $9.9 million, or 351.3%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed).
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended June 30, 2021 and 2020 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	45.0%	—%	45.0%		—%
Net Package ADR	$257.73	$—	$257.73		$—
Net Package RevPAR	$115.90	$—	$115.90		$—
	($ in thousands)
Net Package Revenue	$27,885	$(178)	$28,063		15,765.7%
Net Non-package Revenue	6,003	189	5,814		3,076.2%
Owned Net Revenue	33,888	11	33,877		307,972.7%
Owned Resort EBITDA	$7,926	$(4,881)	$12,807		262.4%
Owned Resort EBITDA Margin	23.4%	(44,372.7)%	44,396.1	pts	100.1%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2021 increased $33.9 million, or 307,972.7%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed).
Compared to 2019, our Net Package ADR for three months ended June 30, 2021 increased by $75.36, or 41.3%. This increase is driven by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019.

Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2021 increased $12.8 million, or 262.4%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed).
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended June 30, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	48.9%	—%	48.9%		—%
Net Package ADR	$304.51	$—	$304.51		$—
Net Package RevPAR	$149.03	$—	$149.03		$—
	($ in thousands)
Net Package Revenue	$19,366	$736	$18,630		2,531.3%
Net Non-package Revenue	4,768	(172)	4,940		2,872.1%
Owned Net Revenue	24,134	564	23,570		4,179.1%
Owned Resort EBITDA	$4,072	$(8,097)	$12,169		150.3%
Owned Resort EBITDA Margin	16.9%	(1,435.6)%	1,452.5	pts	101.2%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	48.9%	—%	48.9%		—%
Net Package ADR	$305.26	$—	$305.26		$—
Net Package RevPAR	$149.40	$—	$149.40		$—
	($ in thousands)
Net Package Revenue	$19,414	$703	$18,711		2,661.6%
Net Non-package Revenue	4,793	(78)	4,871		6,244.9%
Owned Net Revenue	24,207	625	23,582		3,773.1%
Owned Resort EBITDA	$3,959	$(6,699)	$10,658		159.1%
Owned Resort EBITDA Margin	16.4%	(1,071.8)%	1,088.2	pts	101.5%

Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2021 increased $23.6 million, or 3,773.1%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed).

Compared to 2019, our Comparable Net Package ADR for the three months ended June 30, 2021 decreased by $13.72, or 4.3%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2021 increased $10.7 million, or 159.1%, compared to the three months ended June 30, 2020. These increases are a result of the resumption of operations this quarter as compared to the second quarter of 2020 (during which time all of our resorts were closed).

Segment Results
Six Months Ended June 30, 2021 and 2020
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$78,670	$62,338	$16,332	26.2%
Pacific Coast	29,135	21,081	8,054	38.2%
Dominican Republic	54,769	35,607	19,162	53.8%
Jamaica	35,856	52,000	(16,144)	(31.0)%
Segment Owned Net Revenue	198,430	171,026	27,404	16.0%
Other	494	35	459	1,311.4%
Management Fee Revenue	796	627	169	27.0%
Total Net Revenue	$199,720	$171,688	$28,032	16.3%

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$20,196	$16,931	$3,265	19.3%
Pacific Coast	7,563	6,056	1,507	24.9%
Dominican Republic	9,592	2,908	6,684	229.8%
Jamaica	1,292	10,976	(9,684)	(88.2)%
Segment Owned Resort EBITDA	38,643	36,871	1,772	4.8%
Other corporate	(19,029)	(18,577)	(452)	2.4%
Management Fee Revenue	796	627	169	27.0%
Total Adjusted EBITDA	$20,410	$18,921	$1,489	7.9%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the six months ended June 30, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	46.8%	37.0%	9.8	pts	26.5%
Net Package ADR	$311.22	$298.32	$12.90		4.3%
Net Package RevPAR	$145.60	$110.45	$35.15		31.8%
	($ in thousands)
Net Package Revenue	$65,175	$54,719	$10,456		19.1%
Net Non-package Revenue	13,495	7,619	5,876		77.1%
Owned Net Revenue	78,670	62,338	16,332		26.2%
Owned Resort EBITDA	$20,196	$16,931	$3,265		19.3%
Owned Resort EBITDA Margin	25.7%	27.2%	(1.5)	pts	(5.5)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	53.3%	36.4%	16.9	pts	46.4%
Net Package ADR	$314.43	$319.16	$(4.73)		(1.5)%
Net Package RevPAR	$167.73	$116.05	$51.68		44.5%
	($ in thousands)
Net Package Revenue	$64,543	$44,902	$19,641		43.7%
Net Non-package Revenue	12,980	6,035	6,945		115.1%
Owned Net Revenue	77,523	50,937	26,586		52.2%
Owned Resort EBITDA	$21,498	$15,088	$6,410		42.5%
Owned Resort EBITDA Margin	27.7%	29.6%	(1.9)	pts	(6.4)%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2021 increased $26.6 million, or 52.2%, compared to the six months ended June 30, 2020. These increases are a result of the resumption of operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed). Comparable Net Package ADR of $314.43 for the six months ended June 30, 2021 benefited by an additional $3.83 as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Comparable Net Package ADR would have been $310.60.
Compared to 2019, our Comparable Net Package ADR for the six months ended June 30, 2021 increased by $13.83, or 4.6%. Excluding the aforementioned change in billing practice, the increase would have been $9.99, or 3.3%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2021 increased $6.4 million, or 42.5%, compared to the six months ended June 30, 2020. These increases are a result of the resumption of operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed).

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the six months ended June 30, 2021 and 2020 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	44.0%	31.2%	12.8	pts	41.0%
Net Package ADR	$330.29	$342.58	$(12.29)		(3.6)%
Net Package RevPAR	$145.39	$106.93	$38.46		36.0%
	($ in thousands)
Net Package Revenue	$24,368	$18,021	$6,347		35.2%
Net Non-package Revenue	4,767	3,060	1,707		55.8%
Owned Net Revenue	29,135	21,081	8,054		38.2%
Owned Resort EBITDA	$7,563	$6,056	$1,507		24.9%
Owned Resort EBITDA Margin	26.0%	28.7%	(2.7)	pts	(9.4)%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2021 increased $8.1 million, or 38.2%, compared to the six months ended June 30, 2020. These increases are a result of the resumption of operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed). Net Package ADR of $330.29 for the six months ended June 30, 2021 benefited by an additional $3.98 as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Net Package ADR would have been $326.31.
Compared to 2019, our Net Package ADR for the six months ended June 30, 2021 increased by $8.91, or 2.8%. Excluding the aforementioned change in billing practice, the increase would have been $4.92, or 1.5%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2021 increased $1.5 million, or 24.9%, compared to the six months ended June 30, 2020. These increases are a result of the resumption of operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed).
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the six months ended June 30, 2021 and 2020 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	35.5%	28.6%	6.9	pts	24.1%
Net Package ADR	$266.65	$226.04	$40.61		18.0%
Net Package RevPAR	$94.73	$64.74	$29.99		46.3%
	($ in thousands)
Net Package Revenue	$45,334	$31,152	$14,182		45.5%
Net Non-package Revenue	9,435	4,455	4,980		111.8%
Owned Net Revenue	54,769	35,607	19,162		53.8%
Owned Resort EBITDA	$9,592	$2,908	$6,684		229.8%
Owned Resort EBITDA Margin	17.5%	8.2%	9.3	pts	113.4%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2021 increased $19.2 million, or 53.8%, compared to the six months ended June 30, 2020. These increases are a result of the resumption of operations this year as compared to the second quarter of 2020 (during which time all of our resorts were closed).
Compared to 2019, our Net Package ADR for the six months ended June 30, 2021 increased by $56.06, or 26.6%. This increase is driven by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019.

Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2021 increased $6.7 million, or 229.8%, compared to the six months ended June 30, 2020.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the six months ended June 30, 2021 and 2020 for the total segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	37.7%	37.0%	0.7	pts	1.9%
Net Package ADR	$295.96	$355.09	$(59.13)		(16.7)%
Net Package RevPAR	$111.51	$131.43	$(19.92)		(15.2)%
	($ in thousands)
Net Package Revenue	$28,821	$44,506	$(15,685)		(35.2)%
Net Non-package Revenue	7,035	7,494	(459)		(6.1)%
Owned Net Revenue	35,856	52,000	(16,144)		(31.0)%
Owned Resort EBITDA	$1,292	$10,976	$(9,684)		(88.2)%
Owned Resort EBITDA Margin	3.6%	21.1%	(17.5)	pts	(82.9)%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	37.7%	35.3%	2.4	pts	6.8%
Net Package ADR	$296.48	$380.91	$(84.43)		(22.2)%
Net Package RevPAR	$111.70	$134.64	$(22.94)		(17.0)%
	($ in thousands)
Net Package Revenue	$28,872	$34,992	(6,120)		(17.5)%
Net Non-package Revenue	6,963	6,111	852		13.9%
Owned Net Revenue	35,835	41,103	(5,268)		(12.8)%
Owned Resort EBITDA	$849	$8,167	$(7,318)		(89.6)%
Owned Resort EBITDA Margin	2.4%	19.9%	(17.5)	pts	(87.9)%

Segment Comparable Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2021 decreased $5.3 million, or 12.8%, compared to the six months ended June 30, 2020. Net Package ADR in the segment was negatively impacted by a higher mix of Occupancy at our lower chain scale resorts.

Compared to 2019, our Comparable Net Package ADR for the six months ended June 30, 2021 decreased by $53.50, or 15.3%.
Segment Comparable Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2021 decreased $7.3 million, or 89.6%, compared to the six months ended June 30, 2020.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Loss to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net loss to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,768)	$(87,458)	$(77,513)	$(110,014)
Interest expense	18,950	20,916	37,117	41,871
Income tax benefit	(12,452)	(14,647)	(14,403)	(13,536)
Depreciation and amortization	20,017	22,400	40,900	47,359
EBITDA	18,747	(58,789)	(13,899)	(34,320)
Other expense (income) (a)	628	(4,853)	1,334	(947)
Share-based compensation	3,450	2,719	6,629	5,942
Transaction expense (b)	139	289	718	875
Severance expense (c)	—	1,246	1,287	2,444
Other tax expense (d)	(2)	231	161	468
Impairment loss	—	25,268	24,011	41,441
Loss on sale of assets	375	1,729	648	1,729
Non-service cost components of net periodic pension (cost) benefit (e)	(422)	738	(479)	1,289
Adjusted EBITDA	22,915	(31,422)	20,410	18,921
Other corporate	9,635	7,606	19,029	18,577
Management fee income	(452)	18	(796)	(627)
Owned Resort EBITDA	32,098	(23,798)	38,643	36,871
Less: Non-comparable Owned Resort EBITDA	(678)	(2,769)	(859)	4,652
Comparable Owned Resort EBITDA (f)	$32,776	$(21,029)	$39,502	$32,219
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
(e)    Represents the non-service cost components of net periodic pension (cost) benefit recorded within other (expense) income in the Condensed Consolidated Statement of Operations. We include these for the purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
(f)    Comparable resorts for the three months ended June 30, 2021 exclude the following: Capri Resort, which was sold in June 2021, Dreams Puerto Aventuras, which was sold in February 2021, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark which were sold in May 2020.
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
Inflation
Inflation has increased recently. Operators of lodging properties, in general, possess the ability to adjust room rates to reflect the effects of inflation. However, competitive pressures, in addition to the effects of the COVID-19 pandemic, may limit our ability to raise room rates to fully offset inflationary cost increases. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Liquidity and Capital Resources
The suspension of operations at all of our resorts from late March 2020 through July 2020 as a result of the COVID-19 pandemic, and the severely reduced occupancy we experienced upon reopening the resorts and the reduced occupancy levels we continue to experience, have adversely affected our liquidity.
As of June 30, 2021, we had $237.7 million of available cash, excluding restricted cash, up from $146.9 million as of December 31, 2020. The increase in available cash was primarily attributable to the net cash proceeds from our equity raise of $137.7 million, the sale of the Dreams Puerto Aventuras for $34.3 million and the sale of the Capri Resort for $55.2 million, which were partially offset by the repayment of our outstanding Revolving Credit Facility balance of $84.7 million and the Term Loan principal repayment of $24.4 million.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. As of June 30, 2021, we had $45.5 million of scheduled contractual obligations remaining in 2021. We have deferred substantially all major development, expansion, renovation, repositioning and rebranding projects, with timing subject to the duration of the COVID-19 pandemic and the pace at which our business returns to more normalized levels.
We expect to meet our short-term liquidity requirements generally through our existing cash balances, equity issuances or short-term borrowings under our Revolving Credit Facility. As of June 30, 2021, we had $85.0 million available on our Revolving Credit Facility, of which $68.0 million does not mature until January 2024.
Long-term liquidity needs may include property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of June 30, 2021, our total debt obligations were $1,153.2 million (which represents the principal amounts outstanding under Term Loans, Property Loan and financing lease obligations, excluding $4.9 million of issuance discounts and $9.1 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(13,578)	$(28,396)
Net cash provided by investing activities	$80,560	$58,862
Net cash provided by financing activities	$23,520	$227,544
Net Cash Provided by or Used in Operating Activities
Our net cash (used in) provided by operating activities is generated primarily from operating loss or income from our resorts. For the six months ended June 30, 2021, our net cash used in operating activities was $13.6 million. For the six months ended June 30, 2020, our net cash used in operating activities was $28.4 million.
•Net loss of $77.5 million for the six months ended June 30, 2021 included significant non-cash income and expenses, including $40.9 million of depreciation and amortization, $24.0 million of impairment losses, $6.6 million of share-based compensation, and a $4.6 million gain on the fair value of our interest rate swaps, offset by changes in our assets and liabilities through the normal course of operations.
•Net loss of $110.0 million for the six months ended June 30, 2020 included significant non-cash expenses, including $47.4 million of depreciation and amortization, $41.4 million of goodwill impairment losses, $5.9 million of share based compensation, and a $11.4 million loss on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.
Net Cash Provided by or Used in Investing Activities
For the six months ended June 30, 2021, our net cash provided by investing activities was $80.6 million. For the six months ended June 30, 2020, our net cash provided by investing activities was $58.9 million.
Activity for the six months ended June 30, 2021:
•Net proceeds from the sale of assets of $89.1 million; and
•Purchases of property and equipment of $8.4 million.
Activity for the six months ended June 30, 2020:
•Purchases of property and equipment of $7.4 million;
•Purchases of intangible assets of $0.3 million;
•Proceeds from the sale of assets of $58.1 million; and
•Receipt of key money of $8.5 million.
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

Net Cash Used in and Provided by Financing Activities
Our net cash provided by financing activities was $23.5 million for the six months ended June 30, 2021 compared to $227.5 million of cash provided by financing activities for the six months ended June 30, 2020.
Activity for the six months ended June 30, 2021:
•Net proceeds from our equity issuance of $137.7 million;
•Principal payments on our Term Loan of $29.4 million; and
•Repayments on our Revolving Credit Facility of $84.7 million.
Activity for the six months ended June 30, 2020:
•Proceeds from debt issuances of $199.6 million;
•Proceeds from borrowings on our Revolving Credit Facility of $40.0 million;
•Issuance costs of debt of $8.7 million;
•Net proceeds from our equity issuance of $19.6 million;
•Principal payments on our Term Loan of $5.1 million;
•Repayment on our Revolving Credit Facility of $15.3 million; and
•Repurchases of ordinary shares of $2.5 million.
Senior Secured Credit Facility
Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility (the “Senior Secured Credit Facility”) pursuant to the Existing Credit Agreement, which consists of a term loan facility which is scheduled to mature on April 27, 2024 (“Term Loan”) and a revolving credit facility, a portion of which is scheduled to mature on April 27, 2022 and a portion of which is scheduled to mature on January 27, 2024 (“Revolving Credit Facility”). The Term Loan bears interest at a rate per annum equal to LIBOR plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The Revolving Credit Facility bears interest at LIBOR plus 3.00% with respect to the portion maturing in April 2022, and LIBOR plus 4.00% with respect to the portion maturing January 2024. We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum on the average daily undrawn balance of the Revolving Credit Facility.
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
Prior to the maturity date, the Additional Credit Facility does not require principal payments, but does include mandatory repayment requirements for the Term A3 Loan that are consistent with the Existing Credit Agreement. Mandatory repayments are required for certain asset sales, casualty events and condemnation events that are not reinvested in our business where our total net leverage ratio is above 4.00x. We may not voluntarily prepay any portion of the Additional Credit Facility prior to June 2023 without paying a make-whole premium equal to 100% of the interest that would have otherwise accrued from the date of such payment through June 2022 plus 50% of the interest that otherwise would have accrued from June 2022 to June 2023. Subsequent to June 2023, we may prepay any portion of the Additional Credit Facility without penalty.
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
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Condensed Consolidated Balance Sheet, which had a balance of $25.6 million as of June 30, 2021.
Contractual Obligations
As of June 30, 2021, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in our debt and related repayment requirements described below.
Our total debt decreased $114.1 million, from $1,267.3 million as of December 31, 2020 to $1,153.2 million as of June 30, 2021. This decrease was driven by the repayment of the $84.7 million balance previously outstanding on our Revolving Credit Facility and the $24.4 million repayment on our Term Loan as a result of the sale of the Capri Resort in June 2021. In accordance with our Existing Credit Agreement, we utilized 50% of the net proceeds from the sale of $24.4 million, after deducting incremental expenses, to repay our Term Loan on June 29, 2021.
Additionally, in connection with the terms of the Existing Credit Agreement and Second Amendment, we are required to use the net proceeds from the sale of assets, subject to certain exceptions, including for customary reinvestment rights, to repay the proportionate balance on our Senior Secured Credit Facility and Term A3 Loan if our net leverage ratio is above 4.00x. In May 2022 and February 2023, we anticipate that we will repay the net proceeds, after taking into account certain investments made in accordance with our customary reinvestment rights, from the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark of $24.0 million and the Dreams Puerto Aventuras of $9.5 million, respectively, which include incremental transaction costs and capital expenditures incurred across our portfolio leading up to the repayment date. In December 2022, we expect to repay the remaining 50% of the net proceeds from the sale of the Capri Resort of $24.4 million.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and six months ended June 30, 2021 and 2020.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of June 30, 2021, 15% of our outstanding indebtedness bore interest at floating rates and 85% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $0.2 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, there would be no impact on our floating rate debt or our future earnings and cash flows, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million and the current LIBOR rate on our floating rate debt could not fall below the existing 1.0% LIBOR floor.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2021 approximately 3.2% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 84% of our operating expenses for the six months ended June 30, 2021 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2021 would have impacted our net income before tax by approximately $3.5 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2021 would have impacted our net income before tax by approximately $2.0 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2021 would have impacted our net income before tax by approximately $1.6 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, including the remedial actions and the material weakness in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2020. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2020, which has not been remediated as of June 30, 2021:

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
Item 1A. Risk Factors.

As of June 30, 2021, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, which is accessible on the SEC's website at www.sec.gov.
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	August 4, 2021	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 4, 2021	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)