Form 10-Q
period 2021-09-30
Playa Hotels & Resorts N.V.
filed 2021-11-03
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 164,220,739 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$231,460	$146,919
Restricted cash	24,623	25,941
Trade and other receivables, net	40,271	25,433
Accounts receivable from related parties	4,319	3,726
Inventories	15,466	13,813
Prepayments and other assets	38,903	47,638
Property and equipment, net	1,595,613	1,727,383
Assets held for sale	—	34,472
Goodwill, net	61,654	61,654
Other intangible assets	7,857	8,556
Deferred tax assets	—	2,130
Total assets	$2,020,166	$2,097,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$128,574	$123,410
Payables to related parties	5,843	8,073
Income tax payable	122	348
Debt	943,203	1,251,267
Related party debt	193,771	—
Derivative financial instruments	31,136	46,340
Other liabilities	28,770	29,768
Deferred tax liabilities	64,794	77,637
Total liabilities	1,396,213	1,536,843
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 166,428,743 shares issued and 164,220,739 shares outstanding as of September 30, 2021 and 136,770,086 shares issued and 134,571,290 shares outstanding as of December 31, 2020)	18,493	14,871
Treasury shares (at cost, 2,208,004 shares as of September 30, 2021 and 2,198,796 shares as of December 31, 2020)	(16,697)	(16,642)
Paid-in capital	1,174,141	1,030,148
Accumulated other comprehensive loss	(22,086)	(30,949)
Accumulated deficit	(529,898)	(436,606)
Total shareholders' equity	623,953	560,822
Total liabilities and shareholders' equity	$2,020,166	$2,097,665

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Package	$124,331	$22,705	$293,005	$176,062
Non-package	25,211	5,518	60,808	28,336
Management fees	673	8	1,469	635
Cost reimbursements	1,072	505	2,554	1,913
Total revenue	151,287	28,736	357,836	206,946
Direct and selling, general and administrative expenses
Direct	90,788	35,679	230,543	153,957
Selling, general and administrative	32,055	22,943	85,273	76,514
Depreciation and amortization	19,927	22,518	60,827	69,877
Reimbursed costs	1,072	505	2,554	1,913
Impairment loss	—	867	24,011	42,308
(Gain) loss on sale of assets	(4)	—	644	1,729
Gain on insurance proceeds	—	(220)	—	(3,170)
Direct and selling, general and administrative expenses	143,838	82,292	403,852	343,128
Operating income (loss)	7,449	(53,556)	(46,016)	(136,182)
Interest expense	(19,047)	(19,973)	(56,164)	(61,844)
Other income (expense)	587	224	(747)	1,171
Net loss before tax	(11,011)	(73,305)	(102,927)	(196,855)
Income tax (provision) benefit	(1,360)	(5,299)	13,043	8,237
Net loss	$(12,371)	$(78,604)	$(89,884)	$(188,618)

Earnings per share
Losses per share - Basic	$(0.08)	$(0.58)	$(0.55)	$(1.44)
Losses per share - Diluted	$(0.08)	$(0.58)	$(0.55)	$(1.44)
Weighted average number of shares outstanding during the period - Basic	164,218,262	134,493,864	163,067,561	131,426,886
Weighted average number of shares outstanding during the period - Diluted	164,218,262	134,493,864	163,067,561	131,426,886

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Loss
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(12,371)	$(78,604)	$(89,884)	$(188,618)
Other comprehensive income (loss), net of taxes
Gain (loss) on interest rate swaps	2,958	2,958	8,778	(9,164)
Release of foreign currency translation reserve related to sale of Capri Resort (see Note 4)	—	—	140	—
Pension obligation gain (loss)	38	100	(55)	197
Total other comprehensive income (loss)	2,996	3,058	8,863	(8,967)
Comprehensive loss	$(9,375)	$(75,546)	$(81,021)	$(197,585)

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(174,236)	$802,337
Net loss	—	—	—	—	—	—	(22,556)	(22,556)
Other comprehensive loss	—	—	—	—	—	(15,103)	—	(15,103)
Share-based compensation, net of tax withholdings	493,226	55	4,500	(34)	3,168	—	—	3,189
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at March 31, 2020	129,274,693	$14,270	2,190,704	$(16,622)	$1,004,256	$(39,745)	$(196,792)	$765,367
Net loss	—	—	—	—	—	—	(87,458)	(87,458)
Other comprehensive income	—	—	—	—	—	3,078	—	3,078
Share-based compensation, net of tax withholdings	332,735	38	8,092	(20)	2,681	—	—	2,699
Equity issuance, net	4,878,049	553	—	—	19,005	—	—	19,558
Balance at June 30, 2020	134,485,477	$14,861	2,198,796	$(16,642)	$1,025,942	$(36,667)	$(284,250)	$703,244
Net loss	—	—	—	—	—	—	(78,604)	(78,604)
Other comprehensive income	—	—	—	—	—	3,058	—	3,058
Share-based compensation	10,863	1	—	—	1,924	—	—	1,925
Balance at September 30, 2020	134,496,340	$14,862	2,198,796	$(16,642)	$1,027,866	$(33,609)	$(362,854)	$629,623

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity (continued)
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(436,606)	$560,822
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(440,014)	$557,414
Net loss	—	—	—	—	—	—	(69,745)	(69,745)
Other comprehensive income	—	—	—	—	—	2,883	—	2,883
Share-based compensation, net of tax withholdings	708,285	87	9,208	(55)	3,092	—	—	3,124
Equity issuance, net (see Note 8)	28,750,000	3,512	—	—	134,204	—	—	137,716
Balance at March 31, 2021	164,029,575	$18,470	2,208,004	$(16,697)	$1,167,444	$(28,066)	$(509,759)	$631,392
Net loss	—	—	—	—	—	—	(7,768)	(7,768)
Other comprehensive income	—	—	—	—	—	2,984	—	2,984
Share-based compensation	180,300	22	—	—	3,428	—	—	3,450
Balance at June 30, 2021	164,209,875	$18,492	2,208,004	$(16,697)	$1,170,872	$(25,082)	$(517,527)	$630,058
Net loss	—	—	—	—	—	—	(12,371)	(12,371)
Other comprehensive income	—	—	—	—	—	2,996	—	2,996
Share-based compensation	10,864	1	—	—	3,269	—	—	3,270
Balance at September 30, 2021	164,220,739	$18,493	2,208,004	$(16,697)	$1,174,141	$(22,086)	$(529,898)	$623,953
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(89,884)	$(188,618)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60,827	69,877
Amortization of debt discount and issuance costs	3,078	1,793
Share-based compensation	9,899	7,867
(Gain) loss on derivative financial instruments	(6,425)	9,737
Impairment loss	24,011	42,308
Deferred income taxes	(14,123)	(8,243)
Loss on sale of assets	644	1,729
Amortization of key money	(404)	(673)
(Recovery of)/provision for doubtful accounts	(210)	2,051
Other	641	(333)
Changes in assets and liabilities:
Trade and other receivables, net	(14,337)	48,328
Accounts receivable from related parties	(593)	2,715
Inventories	(1,741)	1,870
Prepayments and other assets	8,578	1,508
Trade and other payables	10,320	(51,663)
Payables to related parties	(3,556)	1,663
Income tax payable	(226)	(866)
Other liabilities	(533)	(1,602)
Net cash used in operating activities	(14,034)	(60,552)
INVESTING ACTIVITIES
Capital expenditures	(11,727)	(28,817)
Receipt of key money	—	8,500
Purchase of intangibles	(212)	(466)
Proceeds from the sale of assets, net	88,904	58,507
Net cash provided by investing activities	76,965	37,724
FINANCING ACTIVITIES
Proceeds from debt issuances, net of discount	—	199,600
Issuance costs of debt	—	(8,677)
Proceeds from ordinary shares, net of issuance costs	137,716	19,558
Repayments of debt	(31,954)	(7,575)
Repayments of debt from related parties	(681)	—
Proceeds from borrowings on revolving credit facility	—	40,000
Repayments of borrowings on revolving credit facility	(84,667)	(15,333)
Repurchase of ordinary shares	—	(2,500)
Repurchase of ordinary shares for tax withholdings	(55)	(54)
Principal payments on finance lease obligations	(67)	(20)
Net cash provided by financing activities	20,292	224,999
INCREASE IN CASH AND CASH EQUIVALENTS	83,223	202,171
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$172,860	$20,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$256,083	$223,102
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$231,460	$195,516
Restricted cash	24,623	27,586
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$256,083	$223,102
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$58,485	$48,762
Cash paid for income taxes, net	$2,042	$2,146
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures incurred but not yet paid	$1,575	$3,109
Intangible assets capitalized but not yet paid	$109	$225
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$2,333
Right-of-use assets obtained in exchange for new operating lease liabilities	$262	$—
Termination of right-of-use asset and operating lease liability	$—	$646
Par value of vested restricted share awards	$110	$94
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
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic, and in response to related governmental restrictions and advisories, reductions in scheduled commercial airline service, and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts from late March through June 2020. Our resorts began reopening in July, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As of September 30, 2021, all of our resorts are open. We also implemented additional safety measures at our resorts to mitigate the potential health risks of COVID-19. We cannot predict when our business will return to normalized levels because we cannot predict when all effects of the pandemic will subside. The longer and more severe the pandemic, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our debt.
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2021. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
In connection with our efforts to remediate the Tax Weakness (as defined in Item 4. Controls and Procedures) in our internal control over financial reporting, we identified an error in our previously disclosed deferred tax liabilities for one of our Dominican Republic entities during the quarter ended September 30, 2021. Our Dominican Republic entities are subject to a hybrid tax regime where deferred tax liabilities are recognized using a hybrid tax rate. We determined that the basis difference related to the underlying purchase price value of land was not included in our initial hybrid tax calculation, which resulted in a $7.3 million understatement of our deferred tax liabilities and accumulated deficit for all prior periods presented.
We assessed the materiality of the error on our financial statements for prior periods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that it was not material to any prior annual or interim periods. However, the aggregate amount of the prior period corrections of the immaterial error through September 30, 2021 of $7.3 million would have been material, if corrected, to the results of operations in the quarter and nine-month period ended September 30, 2021. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected the error for all prior periods presented by revising the Condensed Consolidated Financial Statements and other financial information included herein. The adjustment had no impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows for all prior periods presented.

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
Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended September 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Corporate/Other	Total
Package revenue	$43,993	$19,874	$35,131	$25,333	$—	$124,331
Non-package revenue	8,813	2,794	7,701	5,671	232	25,211
Management fees	—	—	—	—	673	673
Cost reimbursements	—	—	—	789	283	1,072
Total revenue	$52,806	$22,668	$42,832	$31,793	$1,188	$151,287

	Three Months Ended September 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Corporate/Other	Total
Package revenue	$14,775	$526	$1,889	$5,515	$—	$22,705
Non-package revenue	3,128	261	564	1,306	259	5,518
Management fees	—	—	—	—	8	8
Cost reimbursements	—	—	—	474	31	505
Total revenue	$17,903	$787	$2,453	$7,295	$298	$28,736

	Nine Months Ended September 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Corporate/Other	Total
Package revenue	$111,378	$45,167	$80,512	$55,948	$—	$293,005
Non-package revenue	22,637	7,603	17,137	12,705	726	60,808
Management fees	—	—	—	—	1,469	1,469
Cost reimbursements	—	—	—	1,970	584	2,554
Total revenue	$134,015	$52,770	$97,649	$70,623	$2,779	$357,836

	Nine Months Ended September 30, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Corporate/Other	Total
Package revenue	$71,337	$19,160	$33,078	$52,487	$—	$176,062
Non-package revenue	10,862	3,362	5,019	8,800	293	28,336
Management fees	—	—	—	—	635	635
Cost reimbursements	—	—	—	1,484	429	1,913
Total revenue	$82,199	$22,522	$38,097	$62,771	$1,357	$206,946

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2021 and December 31, 2020 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2021	2020
Property and equipment, gross
Land, buildings and improvements	$1,758,942	$1,863,406
Fixtures and machinery (1)	79,717	83,802
Furniture and other fixed assets	203,951	225,869
Construction in progress	2,924	4,552
Total property and equipment, gross	2,045,534	2,177,629
Accumulated depreciation	(449,921)	(450,246)
Total property and equipment, net	$1,595,613	$1,727,383
________
(1) Includes the gross balance of our finance lease right-of-use asset, which was $2.3 million as of September 30, 2021 and December 31, 2020.
Depreciation expense for property and equipment was $19.6 million and $21.9 million for the three months ended September 30, 2021 and 2020, respectively, and $59.8 million and $68.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

On June 24, 2021, we completed the sale, received total cash consideration of $55.2 million, after customary closing costs, and recognized a loss of $0.5 million within (gain) loss on sale of assets in the Condensed Consolidated Statements of Operations. In accordance with our Existing Credit Agreement (as defined in Note 11), we utilized 50% of the Capri Resort's net proceeds of $24.4 million, after deducting incremental expenses, to repay a portion of our Term Loan on June 29, 2021. The remaining net proceeds, after deducting capital expenditures incurred across our portfolio for up to 18 months following the sale, will be used to repay our Term Loan and Term A3 Loan in December 2022.

Dreams Puerto Aventuras

On February 5, 2021, we completed the sale of the Dreams Puerto Aventuras, which is reported in our Yucatán Peninsula reportable segment, for $34.5 million in cash consideration. Upon closing, we received total cash consideration of $34.3 million, after customary closing costs, and recognized a gain of less than $0.1 million within (gain) loss on sale of assets in the Condensed Consolidated Statements of Operations. A portion of the net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to repay our Term Loan and Term A3 Loan in February 2023.

Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark

On May 22, 2020, we completed the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were reported within our Jamaica reportable segment, for $60.0 million in cash consideration. Upon classification as held for sale, we recorded an impairment loss of $25.3 million based on the sale price of the properties, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy. Upon closing, we received total cash consideration of $58.7 million, after customary closing costs, and recognized a $1.8 million loss within (gain) loss on sale of assets in the Condensed Consolidated Statements of Operations. A portion of the net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to repay our Term Loan in May 2022.

Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Leases	2021	2020	2021	2020
Operating lease income (1)	$796	$254	$2,189	$1,400
________
(1) Our operating lease income, which is recorded within non-package revenue in the Condensed Consolidated Statements of Operations, includes variable lease revenue which is typically calculated as a percentage of our tenant's net sales.
Note 5. Income taxes

We file tax returns for our entities in key jurisdictions including Mexico, Dominican Republic, Jamaica and the United States. We are domiciled in the Netherlands and our Dutch subsidiaries are subject to a Dutch general tax rate of 25%. Our other operating subsidiaries are subject to tax rates up to 30% in the jurisdictions in which they are domiciled.

We recorded an income tax provision of $1.4 million and an income tax benefit of $13.0 million for the three and nine months ended September 30, 2021, respectively. The income tax provision and benefit include the impact of certain discrete adjustments related to the sale of our resorts and our valuation allowance for our Jamaica and Mexico entities.

For the nine months ended September 30, 2021, we recognized a net $5.5 million income tax benefit in connection with the sale of the Capri Resort and the Dreams Puerto Aventuras Resort (see Note 4). This represents the aggregate tax impact of capital gains, impairment, and elimination of related deferred tax balances.

We continually monitor the realizability of our deferred tax assets, which consist primarily of net operating loss carryforwards. After considering the residual economic effects of the COVID-19 pandemic (see Note 1) and the timing of reversals of deferred tax liabilities, we recognized an additional $0.7 million tax benefit and $3.0 million tax expense related to valuation allowances against the deferred tax assets of our Mexico and Jamaica entities during the three and nine months ended September 30, 2021, respectively.

All of our outstanding Advanced Pricing Agreements (“APAs”) for our Dominican Republic entities expired during the third quarter of 2021. We are currently in the process of renegotiating the terms of our APAs and expect that the terms will be finalized before 2021 year-end. This is reflected in our estimated annual effective tax rate calculation.

We had no uncertain tax positions or unrecognized tax benefits as of September 30, 2021. We expect no significant changes in unrecognized tax benefits over the next twelve months.
Note 6. Related party transactions
Relationship with Hyatt
Hyatt Hotels Corporation (“Hyatt”) is considered a related party due to its ownership of our ordinary shares by its affiliated entities. Hyatt also had representation on our Board of Directors until August 18, 2021. We pay Hyatt fees associated with the franchise agreements of our resorts operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands and receive reimbursements for guests that pay for their stay using the World of Hyatt® guest loyalty program.
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
Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the funds' ownership of our ordinary shares following the equity raise in January 2021 (see Note 8). The affiliated funds managed by DKCM are also the lenders to our Property Loan and Additional Credit Facility, which consists of our Term A1, Term A2 and Term A3 loans (see Note 11). We pay DKCM periodic interest payments related to the outstanding debt.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2021 and 2020 were as follows ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Transaction	2021	2020	2021	2020
Hyatt	Franchise fees (1)	$5,310	$1,102	$13,285	$7,666
Sagicor	Insurance premiums (1)	$213	$187	$571	$720
Sagicor	Cost reimbursements	$926	$488	$2,214	$1,652
Chief Executive Officer	Lease expense (2)	$189	$186	$605	$564
DKCM	Interest expense	$5,563	$—	$16,434	$—
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
The Dutch corporate income tax act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. With the exception of Playa Romana B.V., Playa Romana Mar B.V. and Playa Hotels & Resorts N.V., our Dutch companies file as a fiscal unity. Playa Resorts Holding B.V. is the head of our Dutch fiscal unity and is jointly and severally liable for the tax liabilities of the fiscal unity as a whole.
Note 8. Ordinary shares
On January 11, 2021, we issued 28,750,000 ordinary shares with a par value of €0.10 per share in connection with a public equity offering. We received $137.7 million in cash consideration, net of underwriting discounts and customary closing costs.
As of September 30, 2021, our ordinary share capital consisted of 164,220,739 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,225,350 restricted shares and performance share awards and 27,501 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of September 30, 2021, there were 4,850,439 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).

A summary of our restricted share awards from January 1, 2021 to September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	2,225,139	$8.53
Granted	1,925,298	5.45
Vested	(908,657)	8.63
Forfeited	(16,448)	7.53
Unvested balance at September 30, 2021	3,225,332	$6.67
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
________
(1) Expected volatility was determined based on the historical share prices in our industry.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2021 to September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	1,027,519	5.18
Unvested balance at September 30, 2021	1,027,519	$5.18

Note 10. Earnings per share
Basic and diluted earnings or losses per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(12,371)	$(78,604)	$(89,884)	$(188,618)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	164,218,262	134,493,864	163,067,561	131,426,886
Effect of dilutive securities
Unvested restricted share awards	—	—	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	164,218,262	134,493,864	163,067,561	131,426,886

EPS - Basic	$(0.08)	$(0.58)	$(0.55)	$(1.44)
EPS - Diluted	$(0.08)	$(0.58)	$(0.55)	$(1.44)

For the three and nine months ended September 30, 2021 and 2020, 1,027,519 and 1,200,714 shares of unvested performance-based equity awards, respectively, were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. The performance targets of our unvested performance-based equity awards were partially achieved as of September 30, 2021, but were not achieved as of September 30, 2020.

For the three and nine months ended September 30, 2021 and 2020, 3,225,332 and 2,300,089 shares of unvested restricted share awards were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2021 and 2020, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	September 30, 2021	December 31, 2020
Revolving Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00% LIBOR + 4.00%	April 27, 2022 ($17.0 million) January 27, 2024 ($68.0 million)	$—	$84,667

Senior Secured Credit Facilities
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	$944,393	$976,348
Term A1 Loan	11.4777%	April 27, 2024	35,000	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000	31,000
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	27,319	28,000
Total Term Loans (at stated value)			1,037,712	1,070,348
Unamortized discount			(1,279)	(1,658)
Unamortized debt issuance costs			(4,662)	(6,015)
Total Term Loans, net			$1,031,771	$1,062,675

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$110,000
Unamortized discount			(3,323)	(3,960)
Unamortized debt issuance costs			(3,700)	(4,409)
Total Property Loan, net			$102,977	$101,631

Finance lease obligations			$2,226	$2,294

Total debt, net			$1,136,974	$1,251,267
________
(1)Undrawn balances bear interest between 0.25% to 0.5% depending on certain leverage ratios. We had $85.0 million and $0.3 million available as of September 30, 2021 and December 31, 2020, respectively. The weighted-average interest rate on the outstanding balance of our Revolving Credit Facility was 3.15% as of December 31, 2020.
(2)One-month London Interbank Offered Rate (“LIBOR”) is subject to a 1.0% floor. The interest rate was 3.75% as of both September 30, 2021 and December 31, 2020. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).
(3)LIBOR is subject to a 1.0% floor. The interest rate was 4.00% as of both September 30, 2021 and December 31, 2020.

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
i.extend the maturity date for $68.0 million of our $85.0 million Revolving Credit Facility through January 2024. The remaining $17.0 million matures in April 2022;
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
Financial maintenance covenants
We were in compliance with all applicable covenants as of September 30, 2021. A summary of our applicable covenants and restrictions is as follows:

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

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	2021	2020
AOCI from our cash flow hedges as of January 1	$26,369	$20,164
Change in fair value	—	16,956
Reclassification from AOCI to interest expense	(2,894)	(1,908)
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	15,048
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,926)	(2,926)
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	(2,926)
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,958)	(2,958)
OCI related to our cash flow hedges for the three months ended September 30	(2,958)	(2,958)
AOCI from our cash flow hedges as of September 30(1)	$17,591	$29,328
________
(1) As of September 30, 2021, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million.

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swaps (1)	Interest expense	$3,807	$3,803	$10,209	$22,306
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following table presents the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 ($ in thousands):

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of September 30,	As of December 31,
		2021	2020
Interest rate swaps	Derivative financial instruments	$31,136	$46,340

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of September 30, 2021 and December 31, 2020. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.

The following tables present our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$31,136	$—	$31,136	$—

	December 31, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$46,340	$—	$46,340	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2021 and December 31, 2020 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$940,977	$—	$—	$931,813
Term A1 Loan	34,060	—	—	35,515
Term A2 Loan	30,167	—	—	31,456
Term A3 Loan	26,567	—	—	27,153
Property Loan	102,977	—	—	112,240
Total liabilities	$1,134,748	$—	$—	$1,138,177

	Carrying Value	Fair Value
	As of December 31, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$971,920	$—	$—	$936,799
Revolving Credit Facility	84,667	—	—	84,769
Term A1 Loan	33,792	—	—	35,182
Term A2 Loan	29,930	—	—	31,161
Term A3 Loan	27,033	—	—	28,028
Property Loan	101,631	—	—	109,871
Total liabilities	$1,248,973	$—	$—	$1,225,810

The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Interest rate swaps
The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted LIBOR as of the measurement date. If, in subsequent periods, forecasted LIBOR exceeds 2.85%, we will recognize a gain and future cash inflows. Conversely, if forecasted LIBOR falls below 2.85% in subsequent periods, we will recognize a loss and future cash outflows.

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of September 30,	As of December 31,
	2021	2020
Gross trade and other receivables (1)	$42,787	$28,346
Allowance for doubtful accounts (2)	(2,516)	(2,913)
Total trade and other receivables, net	$40,271	$25,433
________
(1) The opening balance as of January 1, 2020 was $73.0 million.
(2) We recognized an additional $3.1 million in bad debt expense during the year ended December 31, 2020 primarily as result of the negative effects of COVID-19.

We have not experienced any significant write-offs to our accounts receivable during the three and nine months ended September 30, 2021 and 2020.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of September 30,	As of December 31,
	2021	2020
Advances to suppliers	$6,510	$8,748
Prepaid income taxes	12,976	12,731
Prepaid other taxes (1)	8,926	14,033
Operating lease right-of-use assets	3,959	4,263
Key money (2)	2,403	2,700
Other assets	4,129	5,163
Total prepayments and other assets	$38,903	$47,638
________
(1) Includes recoverable value-added tax, general consumption tax and other sales tax accumulated by our Mexico, Jamaica, Netherlands and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. In April 2021, we entered into an agreement to classify this deposit as key money.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three and nine months ended September 30, 2021. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of September 30, 2021 and December 31, 2020 are as follows ($ in thousands):

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

Reporting Unit	Reportable Segment	Impairment Loss
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$7,318
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,400
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,321

Other intangible assets
Other intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,
	2021	2020
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	6,291	6,047
Other	4,045	4,238
Total gross carrying value	13,111	13,060

Accumulated amortization
Management contract	(309)	(238)
Enterprise resource planning system (2)	(1,678)	(1,125)
Other	(3,267)	(3,141)
Total accumulated amortization	(5,254)	(4,504)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,591	1,662
Enterprise resource planning system (2)	4,613	4,922
Other	778	1,097
Total net carrying value	$7,857	$8,556
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning system, of which $0.9 million and $1.4 million was placed into service in 2021 and 2020, respectively, and is being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $0.3 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of September 30,	As of December 31,
	2021	2020
Trade payables	$18,495	$23,348
Advance deposits (1)	39,245	29,707
Withholding and other taxes payable	31,132	37,450
Interest payable	99	618
Payroll and related accruals	21,491	15,668
Accrued expenses and other payables	18,112	16,619
Total trade and other payables	$128,574	$123,410
________
(1) The opening balance as of January 1, 2020 was $53.8 million.

Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of September 30,	As of December 31,
	2021	2020
Pension obligation (1)(2)	$6,285	$6,231
Lease liabilities	4,478	4,762
Unfavorable ground lease liability	2,021	2,090
Key money (3)	15,089	15,790
Other	897	895
Total other liabilities	$28,770	$29,768
________
(1) For the three months ended September 30, 2021 and 2020, the service cost component of net periodic pension cost was $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the service cost component of net periodic pension cost was $0.6 million and $0.6 million, respectively. These costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the three months ended September 30, 2021 and 2020, the non-service cost components of net periodic pension benefit or cost were nominal and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the non-service cost components of net periodic pension benefit or cost were $0.5 million and $1.6 million, respectively. These costs are recorded within other income (expense) in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations. We received $8.5 million of additional key money in 2020.
Note 15. Business segments
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and nine months ended September 30, 2021 and 2020, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) other income (expense); (d) repairs from hurricanes and tropical storms; (e) share-based compensation; (f) other tax (expense) income; (g) transaction expenses; (h) contract termination costs; and (i) severance expenses.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Owned net revenue
Yucatán Peninsula	$51,209	$17,351	$129,879	$79,689
Pacific Coast	21,982	773	51,117	21,854
Dominican Republic	42,794	2,453	97,563	38,060
Jamaica	29,502	6,458	65,358	58,458
Segment owned net revenue (1)	145,487	27,035	343,917	198,061
Other	232	258	726	293
Management fees	673	8	1,469	635
Cost reimbursements	1,072	505	2,554	1,913
Compulsory tips	3,823	930	9,170	6,044
Total revenue	$151,287	$28,736	$357,836	$206,946
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net loss for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Owned Resort EBITDA
Yucatán Peninsula	$17,518	$(1,820)	$37,714	$15,111
Pacific Coast	6,429	(2,330)	13,992	3,726
Dominican Republic	11,267	(6,296)	20,859	(3,388)
Jamaica	5,632	(7,473)	6,924	3,503
Segment Owned Resort EBITDA	40,846	(17,919)	79,489	18,952
Other corporate	(9,749)	(8,205)	(28,778)	(26,782)
Management fees	673	8	1,469	635
Total Adjusted EBITDA	31,770	(26,116)	52,180	(7,195)
Interest expense	(19,047)	(19,973)	(56,164)	(61,844)
Depreciation and amortization	(19,927)	(22,518)	(60,827)	(69,877)
Impairment loss	—	(867)	(24,011)	(42,308)
Gain (loss) on sale of assets	4	—	(644)	(1,729)
Other income (expense)	587	224	(747)	1,171
Repairs from hurricanes and tropical storms	(435)	—	(435)	—
Share-based compensation	(3,270)	(1,925)	(9,899)	(7,867)
Other tax (expense) income	(67)	170	(228)	(298)
Transaction expenses	(210)	(541)	(928)	(1,416)
Contract termination costs	(400)	—	(400)	—
Severance expense	—	(1,448)	(1,287)	(3,892)
Non-service cost components of net periodic pension (benefit) cost (1)	(16)	(311)	463	(1,600)
Net loss before tax	(11,011)	(73,305)	(102,927)	(196,855)
Income tax (provision) benefit	(1,360)	(5,299)	13,043	8,237
Net loss	$(12,371)	$(78,604)	$(89,884)	$(188,618)
________
(1) Represents the non-service cost components of net periodic pension (benefit) cost recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of September 30,	As of December 31,
	2021	2020
Segment property and equipment, gross
Yucatán Peninsula	$665,731	$799,849
Pacific Coast	288,122	288,328
Dominican Republic	679,057	678,900
Jamaica	407,826	406,047
Total segment property and equipment, gross	2,040,736	2,173,124
Corporate property and equipment, gross	4,798	4,505
Accumulated depreciation	(449,921)	(450,246)
Total property and equipment, net	$1,595,613	$1,727,383

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Segment capital expenditures
Yucatán Peninsula	$2,709	$3,423
Pacific Coast	536	1,120
Dominican Republic	1,874	6,728
Jamaica	3,288	2,364
Total segment capital expenditures (1)	8,407	13,635
Corporate	256	149
Total capital expenditures (1)	$8,663	$13,784
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, there were no subsequent events since September 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 4, 2021 and as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, results of operations and prospects, the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we have experienced severely reduced occupancy levels at our resorts compared to historic levels and we continue to experience lower occupancy as compared to pre-pandemic levels. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, including the Delta variant, the government actions taken to contain the pandemic or mitigate its impact, the speed, effectiveness and distribution of vaccine (including boosters) and treatment therapies, the rate of public adoption of COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates, labor-force availability (including as a result of vaccine mandates), and consumer discretionary spending, among others. Additional factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include:
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
•the success and continuation of our relationships with Hyatt Hotels Corporation (“Hyatt”), Hilton Worldwide Holdings, Inc. (“Hilton”), and Wyndham Hotels & Resorts, Inc. (“Wyndham”);
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
•significant increases in utilities, labor or other resort costs;
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
Overview
 Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of September 30, 2021, Playa owned and/or managed a total portfolio consisting of 22 resorts (8,366 rooms) located in Mexico, Jamaica, and the Dominican Republic. In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Panama Jack Resorts Cancún, Panama Jack Resorts Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos. In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa. In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana. Playa owns two resorts in the Dominican Republic that are managed by a third-party and manages five resorts on behalf of third-party owners. Playa leverages years of all-inclusive resort operating expertise and relationships with globally recognized hospitality brands to provide a best-in-class experience and exceptional value to our guests, while building a direct relationship to improve customer acquisition cost and drive repeat business.
For the three months ended September 30, 2021, during which time we had reduced occupancy as a result of the continuing effects of the COVID-19 pandemic, we generated a net loss of $12.4 million, total revenue of $151.3 million, Net Package RevPAR of $184.19, and Adjusted EBITDA of $31.8 million. For the three months ended September 30, 2020, when several of our resorts were closed due to the outbreak of the COVID-19 pandemic and those that reopened had severely reduced occupancy, we generated a net loss of $78.6 million, total revenue of $28.7 million, Net Package RevPAR of $30.71, and Adjusted EBITDA of ($26.1) million.

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
Due to the spread of the COVID-19 pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020. We subsequently began reopening our resorts on July 1, 2020 and all of our resorts are open as of September 30, 2021.

The suspension of operations at our resorts during part of 2020, and the reduced occupancy at our resorts since they have reopened, have adversely affected our liquidity. As of September 30, 2021, we had $231.5 million of available cash, excluding $24.6 million of restricted cash. For discussion of the measures that were previously taken to improve our liquidity during fiscal year 2020, please refer to our Annual Report on Form 10-K filed with the SEC on March 4, 2021. We have taken the following measures during the 2021 fiscal year to further mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:
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
Following the gradual loosening of government travel restrictions, the increased availability and adoption of vaccines, and increases in available flights to the locations of our resorts, our occupancy and operating results have improved during the first nine months of 2021, although they still remain well below pre-pandemic levels. However, with the trends reflected in our third quarter results, our reservations for future periods and expected increases in flight capacity into our destinations, we are hopeful that our business will continue to recover.
However, we cannot predict when the pandemic and its economic effects will subside, and thus we cannot predict whether our resorts will be permitted to remain open or when our business will return to normalized levels. There also can be no guarantee that when the current pandemic subsides that there will not be resurgences of the virus or its variants or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the actual occurrence or even the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness.

Our Portfolio of Resorts
As of September 30, 2021, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Panama Jack Resorts Cancún	Cancún, Mexico	Panama Jack (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Panama Jack Resorts Playa del Carmen	Playa del Carmen, Mexico	Panama Jack (all ages)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa Del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún (3)	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008, 2021	438
Hyatt Zilara Riviera Maya (4)	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003	291
Total Rooms Operated					1,242
Total Rooms Owned and Operated					8,366
________
(1) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor Financial Corporation Limited and its affiliated entities (collectively “Sagicor”) that comprise the Jewel Grande Montego Bay Resort & Spa.
(2) Owned by a third party.
(3) We entered into a management agreement to operate this resort during the first quarter of 2021. The resort opened in the third quarter of 2021.
(4) We entered into a management agreement to operate this resort during the second quarter of 2021. The resort is currently closed for renovations but is expected to open in the first half of 2022.

Results of Operations
Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change	% Change
Revenue
Package	$124,331	$22,705	$101,626	447.6%
Non-package	25,211	5,518	19,693	356.9%
Management fees	673	8	665	8,312.5%
Cost reimbursements	1,072	505	567	112.3%
Total revenue	151,287	28,736	122,551	426.5%
Direct and selling, general and administrative expenses
Direct	90,788	35,679	55,109	154.5%
Selling, general and administrative	32,055	22,943	9,112	39.7%
Depreciation and amortization	19,927	22,518	(2,591)	(11.5)%
Reimbursed costs	1,072	505	567	112.3%
Impairment loss	—	867	(867)	(100.0)%
Gain on sale of assets	(4)	—	(4)	(100.0)%
Gain on insurance proceeds	—	(220)	220	100.0%
Direct and selling, general and administrative expenses	143,838	82,292	61,546	74.8%
Operating income (loss)	7,449	(53,556)	61,005	113.9%
Interest expense	(19,047)	(19,973)	926	4.6%
Other income	587	224	363	162.1%
Net loss before tax	(11,011)	(73,305)	62,294	85.0%
Income tax provision	(1,360)	(5,299)	3,939	74.3%
Net loss	$(12,371)	$(78,604)	$66,233	84.3%
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
Our comparable portfolio for the three months ended September 30, 2021 excludes the following resorts: Capri Resort, which was sold in June 2021, and Dreams Puerto Aventuras, which was sold in February 2021.

Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	59.3%	11.1%	48.2	pts	434.2%
Net Package ADR	$310.65	$275.71	$34.94		12.7%
Net Package RevPAR	$184.19	$30.71	$153.48		499.8%
	($ in thousands)
Net Package Revenue	$120,717	$21,813	$98,904		453.4%
Net Non-package Revenue	25,002	5,480	19,522		356.2%
Management Fee Revenue	673	8	665		8,312.5%
Total Net Revenue	146,392	27,301	119,091		436.2%
Adjusted EBITDA	$31,770	$(26,116)	$57,886		221.6%
Adjusted EBITDA Margin	21.7%	(95.7)%	117.4	pts	122.7%

Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	59.3%	11.3%	48.0	pts	424.8%
Net Package ADR	$310.65	$285.57	$25.08		8.8%
Net Package RevPAR	$184.19	$32.19	$152.00		472.2%
	($ in thousands)
Net Package Revenue	$120,717	$21,094	$99,623		472.3%
Net Non-package Revenue	24,966	5,043	19,923		395.1%
Management Fee Revenue	673	8	665		8,312.5%
Total Net Revenue	146,356	26,145	120,211		459.8%
Adjusted EBITDA	$31,713	$(24,090)	$55,803		231.6%
Adjusted EBITDA Margin	21.7%	(92.1)%	113.8	pts	123.6%

Total Revenue and Total Net Revenue

Our total revenue for the three months ended September 30, 2021 increased $122.6 million, or 426.5%, compared to the three months ended September 30, 2020. Our Total Net Revenue for the three months ended September 30, 2021 increased $119.1 million, or 436.2%, compared to the three months ended September 30, 2020. These increases are due to the resumption of resort operations this year as compared to the third quarter of 2020, when we began reopening our resorts, in phases, that had been closed as a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$120,717	$21,094	$99,623	472.3%
Non-comparable Net Package Revenue	—	719	(719)	(100.0)%
Net Package Revenue	120,717	21,813	98,904	453.4%

Net Non-package Revenue
Comparable Net Non-package Revenue	24,966	5,043	19,923	395.1%
Non-comparable Net Non-package Revenue	36	437	(401)	(91.8)%
Net Non-package Revenue	25,002	5,480	19,522	356.2%

Management Fee Revenue
Comparable Management Fee Revenue	673	8	665	8,312.5%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	673	8	665	8,312.5%

Total Net Revenue
Comparable Total Net Revenue	146,356	26,145	120,211	459.8%
Non-comparable Total Net Revenue	36	1,156	(1,120)	(96.9)%
Total Net Revenue	146,392	27,301	119,091	436.2%
Compulsory tips	3,823	930	2,893	311.1%
Cost Reimbursements	1,072	505	567	112.3%
Total revenue	$151,287	$28,736	$122,551	426.5%

Comparable Total Net Revenue
Our Comparable Total Net Revenue for the three months ended September 30, 2021 increased $120.2 million, or 459.8%, compared to the three months ended September 30, 2020. These increases are due to the resumption of resort operations this year as compared to the third quarter of 2020, when we began reopening our resorts, in phases, that had been closed as a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Direct expenses	$90,788	$35,679	$55,109	154.5%
Less: compulsory tips	3,823	930	2,893	311.1%
Net Direct Expenses	$86,965	$34,749	$52,216	150.3%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $87.0 million, or 59.4% of Total Net Revenue, for the three months ended September 30, 2021 and $34.7 million, or 127.3% of Total Net Revenue, for the three months ended September 30, 2020.
Net Direct Expenses for the three months ended September 30, 2021 increased $52.2 million, or 150.3%, compared to the three months ended September 30, 2020. Net Direct Expenses at our comparable properties increased $54.7 million, or 169.4%, compared to the three months ended September 30, 2020. Net Direct Expenses increases were due to the resumption of resort operations this year as compared to the third quarter of 2020, during which period we began reopening our resorts, in phases, and experienced severely reduced occupancy as a result of the COVID-19 pandemic. The increase was also a result of a higher rate of inflation as compared to the same period in 2020. See “Inflation” below. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses consists of the following items ($ in thousands):
Total Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$19,782	$4,876	$14,906	305.7%
Salaries and wages	31,053	16,610	14,443	87.0%
Repairs and maintenance	4,545	2,426	2,119	87.3%
Utilities and sewerage	9,727	5,242	4,485	85.6%
Licenses and property taxes	663	477	186	39.0%
Incentive and management fees	373	(437)	810	185.4%
Franchise / license fees	7,527	1,151	6,376	554.0%
Transportation and travel expenses	1,132	592	540	91.2%
Laundry and cleaning expenses	1,360	665	695	104.5%
Property and equipment rental expense	699	34	665	1,955.9%
Entertainment expenses and decoration	1,838	586	1,252	213.7%
Office supplies	296	122	174	142.6%
Other operational expenses	7,970	2,405	5,565	231.4%
Total Net Direct Expenses	$86,965	$34,749	$52,216	150.3%
Comparable Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$19,772	$4,623	$15,149	327.7%
Salaries and wages	31,081	15,348	15,733	102.5%
Repairs and maintenance	4,545	2,120	2,425	114.4%
Utilities and sewerage	9,727	4,996	4,731	94.7%
Licenses and property taxes	651	429	222	51.7%
Incentive and management fees	373	(371)	744	200.5%
Franchise / license fees	7,528	1,151	6,377	554.0%
Transportation and travel expenses	1,131	519	612	117.9%
Laundry and cleaning expenses	1,360	635	725	114.2%
Property and equipment rental expense	699	30	669	2,230.0%
Entertainment expenses and decoration	1,838	550	1,288	234.2%
Office supplies	297	122	175	143.4%
Other operational expenses	7,985	2,142	5,843	272.8%
Total Net Direct Expenses	$86,987	$32,294	$54,693	169.4%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2021 increased $9.1 million, or 39.7%, compared to the three months ended September 30, 2020. The higher occupancy levels at our resorts this quarter as compared to the third quarter of 2020 resulted in a $7.1 million increase in advertising, marketing and commissions expenses, a $2.1 million increase in credit card commissions, and a $0.5 million increase in corporate personnel costs. Additionally, our January 2021 grants of restricted and performance share awards (see Note 9 to the Condensed Consolidated Financial Statements) drove a $1.3 million increase in share-based compensation expense over the prior quarter. These increases were partially offset by a $2.3 million decrease in our provision for doubtful accounts due to the ongoing recovery from the COVID-19 pandemic.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2021 decreased $2.6 million, or 11.5%, compared to the three months ended September 30, 2020. This was mainly a result of a $0.6 million decrease due to the sale of the Dreams Puerto Aventuras in February 2021 and a $1.0 million decrease due to the sale of the Capri Resort in June 2021.
Impairment Loss
Our impairment loss for the three months ended September 30, 2021 decreased $0.9 million, or 100.0%, compared to the three months ended September 30, 2020. The decrease resulted from the correction of an immaterial error for acquired property and equipment from the business combination with Sagicor in 2018 recognized during the three months ended September 30, 2020.
Interest Expense
Our interest expense for the three months ended September 30, 2021 decreased $0.9 million, or 4.6%, compared to the three months ended September 30, 2020. The decrease in interest expense was primarily driven by a $0.7 million reduction from the repayment of our outstanding Revolving Credit Facility balance in February 2021.
Cash interest paid was $19.8 million for the three months ended September 30, 2021, representing a $0.1 million decrease as compared to the three months ended September 30, 2020. Cash interest paid on our Revolving Credit Facility decreased $0.7 million from the repayment of our outstanding balance in February 2021. These decreases were partially offset by a $0.7 million increase for interest on the Property Loan, which was executed on June 12, 2020 and incurred only a partial month of interest for its July 2020 interest payment.
Income Tax Provision
Our income tax provision for the three months ended September 30, 2021 decreased $3.9 million, or 74.3%, compared to the three months ended September 30, 2020. The decrease in our income tax provision of $3.9 million was driven primarily by:
•$20.9 million decreased tax expense related to valuation allowances recognized for our Jamaica and Mexico entities;
•$0.9 million decreased tax expense related to prior year adjustments;
•$0.3 million decreased discrete tax expense due to deferred tax liabilities on fixed assets of certain Dominican Republic entities; and
•$0.5 million decreased tax expense related to other miscellaneous items.
These decreases were partially offset by:
•$15.5 million increased tax expense due to lower pre-tax book losses from our taxpaying entities;
•$1.7 million decreased tax benefit related to the 2020 sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark; and
•$1.5 million increased tax expense associated with foreign exchange rate fluctuations, primarily for our Mexican entities.

Results of Operations
Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change	% Change
Revenue
Package	$293,005	$176,062	$116,943	66.4%
Non-package	60,808	28,336	32,472	114.6%
Management fees	1,469	635	834	131.3%
Cost reimbursements	2,554	1,913	641	33.5%
Total revenue	357,836	206,946	150,890	72.9%
Direct and selling, general and administrative expenses
Direct	230,543	153,957	76,586	49.7%
Selling, general and administrative	85,273	76,514	8,759	11.4%
Depreciation and amortization	60,827	69,877	(9,050)	(13.0)%
Reimbursed costs	2,554	1,913	641	33.5%
Impairment loss	24,011	42,308	(18,297)	(43.2)%
Loss on sale of assets	644	1,729	(1,085)	(62.8)%
Gain on insurance proceeds	—	(3,170)	3,170	100.0%
Direct and selling, general and administrative expenses	403,852	343,128	60,724	17.7%
Operating loss	(46,016)	(136,182)	90,166	66.2%
Interest expense	(56,164)	(61,844)	5,680	9.2%
Other (expense) income	(747)	1,171	(1,918)	(163.8)%
Net loss before tax	(102,927)	(196,855)	93,928	47.7%
Income tax benefit	13,043	8,237	4,806	58.3%
Net loss	$(89,884)	$(188,618)	$98,734	52.3%
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
Our comparable portfolio for the nine months ended September 30, 2021 excludes the following resorts: Capri Resort, which was sold in June of 2021, Dreams Puerto Aventuras, which was sold in February 2021, and Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.

Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	46.8%	26.4%	20.4	pts	77.3%
Net Package ADR	$302.83	$294.33	$8.50		2.9%
Net Package RevPAR	$141.66	$77.58	$64.08		82.6%
	($ in thousands)
Net Package Revenue	$284,414	$170,211	$114,203		67.1%
Net Non-package Revenue	60,229	28,143	32,086		114.0%
Management Fee Revenue	1,469	635	834		131.3%
Total Net Revenue	346,112	198,989	147,123		73.9%
Adjusted EBITDA	$52,180	$(7,195)	$59,375		825.2%
Adjusted EBITDA Margin	15.1%	(3.6)%	18.7	pts	519.4%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	48.1%	25.5%	22.6	pts	88.6%
Net Package ADR	$303.58	$302.57	$1.01		0.3%
Net Package RevPAR	$145.95	$77.01	$68.94		89.5%
	($ in thousands)
Net Package Revenue	$283,854	$150,331	$133,523		88.8%
Net Non-package Revenue	59,603	24,652	34,951		141.8%
Management Fee Revenue	1,469	635	834		131.3%
Total Net Revenue	344,926	175,618	169,308		96.4%
Adjusted EBITDA	$53,004	$(9,117)	$62,121		681.4%
Adjusted EBITDA Margin	15.4%	(5.2)%	20.6	pts	396.2%
Total Revenue and Total Net Revenue
Our total revenue for the nine months ended September 30, 2021 increased $150.9 million, or 72.9%, compared to the nine months ended September 30, 2020. Our Total Net Revenue for the nine months ended September 30, 2021 increased $147.1 million, or 73.9%, compared to the nine months ended September 30, 2020. These increases were a result of the resumption of operations during the entire year in 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$283,854	$150,331	$133,523	88.8%
Non-comparable Net Package Revenue	560	19,880	(19,320)	(97.2)%
Net Package Revenue	284,414	170,211	114,203	67.1%

Net Non-package Revenue
Comparable Net Non-package Revenue	59,603	24,652	34,951	141.8%
Non-comparable Net Non-package Revenue	626	3,491	(2,865)	(82.1)%
Net Non-package Revenue	60,229	28,143	32,086	114.0%

Management Fee Revenue
Comparable Management Fee Revenue	1,469	635	834	131.3%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	1,469	635	834	131.3%

Total Net Revenue
Comparable Total Net Revenue	344,926	175,618	169,308	96.4%
Non-comparable Total Net Revenue	1,186	23,371	(22,185)	(94.9)%
Total Net Revenue	346,112	198,989	147,123	73.9%
Compulsory tips	9,170	6,044	3,126	51.7%
Cost Reimbursements	2,554	1,913	641	33.5%
Total revenue	$357,836	$206,946	$150,890	72.9%
Comparable Total Net Revenue
Our Comparable Total Net Revenue for the nine months ended September 30, 2021 increased $169.3 million, or 96.4%, compared to the nine months ended September 30, 2020. These increases were a result of the resumption of operations during the entire year as compared to the nine months ended September 30, 2020 when we had closures and reduced occupancy at all of our resorts during the second and third quarter as a result of the COVID-19 pandemic.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Direct expenses	$230,543	$153,957	$76,586	49.7%
Less: compulsory tips	9,170	6,044	3,126	51.7%
Net Direct Expenses	$221,373	$147,913	$73,460	49.7%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $221.4 million, or 64.0%, of Total Net Revenue for the nine months ended September 30, 2021 and $147.9 million, or 74.3%, of Total Net Revenue for the nine months ended September 30, 2020.
Net Direct Expenses for the nine months ended September 30, 2021 increased $73.5 million, or 49.7%, compared to the nine months ended September 30, 2020. Net Direct Expenses at our comparable properties increased $86.7 million, or 65.9%, compared to the nine months ended September 30, 2020 due to the resumption of operations during the entire year as compared to the nine months ended September 30, 2020 when we had closures and reduced occupancy at all of our resorts during the second and third quarter as a result of the COVID-19 pandemic. The increase was also a result of a higher rate of inflation as compared to the same period in 2020. See “Inflation” below. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are generally computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses consists of the following items ($ in thousands):
Total Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$46,594	$26,468	$20,126	76.0%
Salaries and wages	84,477	65,618	18,859	28.7%
Repairs and maintenance	11,468	8,087	3,381	41.8%
Utilities and sewerage	25,723	18,217	7,506	41.2%
Licenses and property taxes	2,218	2,174	44	2.0%
Incentive and management fees	806	987	(181)	(18.3)%
Franchise / license fees	17,513	9,386	8,127	86.6%
Transportation and travel expenses	3,052	2,041	1,011	49.5%
Laundry and cleaning expenses	3,313	2,140	1,173	54.8%
Property and equipment rental expense	1,328	836	492	58.9%
Entertainment expenses and decoration	4,447	2,622	1,825	69.6%
Office supplies	703	431	272	63.1%
Other operational expenses	19,731	8,906	10,825	121.5%
Total Net Direct Expenses	$221,373	$147,913	$73,460	49.7%
Comparable Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$46,450	$23,182	$23,268	100.4%
Salaries and wages	82,459	58,876	23,583	40.1%
Repairs and maintenance	11,347	6,446	4,901	76.0%
Utilities and sewerage	25,537	16,311	9,226	56.6%
Licenses and property taxes	2,080	1,943	137	7.1%
Incentive and management fees	764	488	276	56.6%
Franchise / license fees	17,513	9,394	8,119	86.4%
Transportation and travel expenses	3,020	1,793	1,227	68.4%
Laundry and cleaning expenses	3,305	1,880	1,425	75.8%
Property and equipment rental expense	1,317	758	559	73.7%
Entertainment expenses and decoration	4,430	2,254	2,176	96.5%
Office supplies	700	401	299	74.6%
Other operational expenses	19,187	7,705	11,482	149.0%
Total Net Direct Expenses	$218,109	$131,431	$86,678	65.9%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2021 increased $8.8 million, or 11.4%, compared to the nine months ended September 30, 2020. The increase was primarily driven by an $8.4 million increase in advertising, marketing and commissions expenses, a $3.7 million increase in credit card commissions, and a $0.7 million increase in corporate personnel costs. These increases were partially offset by a $1.7 million decrease in insurance expenses, which primarily resulted from the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, and a $2.3 million decrease in our provision for doubtful accounts due to the ongoing recovery from the COVID-19 pandemic.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2021 decreased $9.1 million, or 13.0%, compared to the nine months ended September 30, 2020. The decrease was largely due to a $5.9 million decrease from our dispositions of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, the Dreams Puerto Aventuras in February 2021, and the Capri Resort in June 2021, and a $1.8 million decrease due to accelerated depreciation incurred in 2020 related to the completion of renovation projects at the Hilton Playa del Carmen All-Inclusive Resort.
Impairment Loss
Our impairment loss for the nine months ended September 30, 2021 decreased $18.3 million, or 43.2%, compared to the nine months ended September 30, 2020. The decrease was driven by $25.3 million of property and equipment impairment recognized during the nine months ended September 30, 2020 upon classification of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark as held for sale. In addition, we recognized an aggregate $16.2 million goodwill impairment loss during the first quarter of 2020 at the Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa due to the decrease in forecasted future cash flows from the temporary suspension of operations from COVID-19. These decreases were partially offset by $24.0 million of property and equipment impairment for the nine months ended September 30, 2021 recognized upon classification of the Capri Resort as held for sale in March 2021.
Interest Expense
Our interest expense for the nine months ended September 30, 2021 decreased $5.7 million, or 9.2%, compared to the nine months ended September 30, 2020. The decrease in interest expense was driven primarily by a $16.1 million decrease due to the change in fair value of our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive income (loss). Due to the significant drop in interest rates during 2020 resulting from the COVID-19 pandemic, our cash flow hedge was deemed ineffective in March 2020, resulting in us recognizing losses on the change in fair value of our interest rate swaps through interest expense. In addition, interest on our Revolving Credit Facility for the nine months ended September 30, 2021 decreased by $1.9 million compared to the same period last year, driven by the repayment of the entire outstanding balance in February 2021. These decreases were partially offset by additional interest expense from the Additional Senior Secured Credit Facility and Property Loan executed on June 12, 2020 of $4.0 million and $4.9 million, respectively, additional interest expense on our Term Loan of $1.7 million, as well as additional discount accretion and financing costs of $1.4 million.
Cash interest paid was $58.5 million for the nine months ended September 30, 2021, representing a $9.7 million increase as compared to the nine months ended September 30, 2020. Cash interest paid increased due to the Additional Senior Secured Credit Facility and Property Loan executed on June 12, 2020 by $4.3 million and $4.9 million, respectively.
Income Tax Benefit
Our income tax benefit for the nine months ended September 30, 2021 increased $4.8 million, or 58.3%, compared to the nine months ended September 30, 2020. The increase in our income tax benefit was mainly driven by:
•$17.2 million increased tax benefit related to valuation allowances recognized for our Jamaica and Mexico entities;
•$8.4 million increased tax benefit associated with the 2021 sale of the Capri Resort;
•$5.8 million increased tax benefit associated with foreign exchange rate fluctuations, primarily for our Mexican entities;
•$0.9 million increased tax benefit related to prior year adjustments; and
•$0.8 million increased tax benefit related to other miscellaneous items.
These increases were partially offset by:
•$13.2 million increased tax expense due to lower pre-tax book losses from our taxpaying entities;
•$7.5 million decreased income tax benefit related to the 2020 sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark;
•$3.6 million decreased discrete tax benefit due to deferred tax liabilities on fixed assets of certain Dominican Republic entities;

•$2.9 million tax expense associated with the 2021 sale of the Dreams Puerto Aventuras; and
•$1.1 million decreased tax benefit related to the Jamaica employment tax credit.
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

“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and nine months ended September 30, 2021 and 2020, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost Reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income (loss) or net loss.
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
Our comparable resorts for the nine months ended September 30, 2021 exclude the following resorts: Jewel Dunn's River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020, Dreams Puerto Aventuras, which was sold in February 2021 and Capri Resort, which was sold in June 2021.

A reconciliation of net income or loss as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”
Segment Results
Three Months Ended September 30, 2021 and 2020
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$51,209	$17,351	$33,858	195.1%
Pacific Coast	21,982	773	21,209	2,743.7%
Dominican Republic	42,794	2,453	40,341	1,644.6%
Jamaica	29,502	6,458	23,044	356.8%
Segment Owned Net Revenue	145,487	27,035	118,452	438.1%
Other	232	258	(26)	(10.1)%
Management fees	673	8	665	8,312.5%
Total Net Revenue	$146,392	$27,301	$119,091	436.2%

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$17,518	$(1,820)	$19,338	1,062.5%
Pacific Coast	6,429	(2,330)	8,759	375.9%
Dominican Republic	11,267	(6,296)	17,563	279.0%
Jamaica	5,632	(7,473)	13,105	175.4%
Segment Owned Resort EBITDA	40,846	(17,919)	58,765	327.9%
Other corporate	(9,749)	(8,205)	(1,544)	(18.8)%
Management fees	673	8	665	8,312.5%
Total Adjusted EBITDA	$31,770	$(26,116)	$57,886	221.6%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended September 30, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	64.7%	19.7%	45.0	pts	228.4%
Net Package ADR	$336.35	$288.40	$47.95		16.6%
Net Package RevPAR	$217.75	$56.94	$160.81		282.4%
	($ in thousands)
Net Package Revenue	$42,589	$14,259	$28,330		198.7%
Net Non-package Revenue	8,620	3,092	5,528		178.8%
Owned Net Revenue	51,209	17,351	33,858		195.1%
Owned Resort EBITDA	$17,518	$(1,820)	$19,338		1,062.5%
Owned Resort EBITDA Margin	34.2%	(10.5)%	44.7	pts	425.7%
Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	64.7%	22.6%	42.1	pts	186.3%
Net Package ADR	$336.35	$306.39	$29.96		9.8%
Net Package RevPAR	$217.75	$69.23	$148.52		214.5%
	($ in thousands)
Net Package Revenue	$42,589	$13,540	$29,049		214.5%
Net Non-package Revenue	8,584	2,655	5,929		223.3%
Owned Net Revenue	51,173	16,195	34,978		216.0%
Owned Resort EBITDA	$17,461	$206	$17,255		8,376.2%
Owned Resort EBITDA Margin	34.1%	1.3%	32.8	pts	2,523.1%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2021 increased $35.0 million, or 216.0%, compared to the three months ended September 30, 2020. The resumption of resort operations for the entirety of 2021 resulted in increases in the third quarter of 2021 as compared to the third quarter of 2020, during which period we began reopening our resorts, in phases, as a result of the COVID-19 pandemic. Comparable Net Package ADR of $336.35 for the three months ended September 30, 2021 benefited by an additional $15.98 as a result of a change in billing methodology of an online travel agency (“OTA”), which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Comparable Net Package ADR would have been $320.37.
Compared to 2019, our Comparable Net Package ADR for the three months ended September 30, 2021 increased by $93.28, or 38.4%. Excluding the aforementioned change in billing practice, the increase would have been $77.30, or 31.8%, primarily as a result of pent-up customer demand following COVID-19 related travel restrictions.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2021 increased $17.3 million, or 8,376.2%, compared to the three months ended September 30, 2020. The resumption of resort operations for the entirety of 2021 resulted in increases in the third quarter of 2021 as compared to the third quarter of 2020, during which period we began reopening our resorts, in phases, as a result of the COVID-19 pandemic.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended September 30, 2021 and 2020 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	60.5%	1.0%	59.5	pts	5,950.0%
Net Package ADR	$372.39	$578.90	$(206.51)		(35.7)%
Net Package RevPAR	$225.43	$6.01	$219.42		3,650.9%
	($ in thousands)
Net Package Revenue	$19,205	$512	$18,693		3,651.0%
Net Non-package Revenue	2,777	261	2,516		964.0%
Owned Net Revenue	21,982	773	21,209		2,743.7%
Owned Resort EBITDA	$6,429	$(2,330)	$8,759		375.9%
Owned Resort EBITDA Margin	29.2%	(301.4)%	330.6	pts	109.7%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2021 increased $21.2 million, or 2,743.7%, compared to the three months ended September 30, 2020. The increase was a result of the ongoing recovery in our business and the resorts in this segment only being open for a small portion of the third quarter of 2020. Net Package ADR of $372.39 for the three months ended September 30, 2021 benefited by an additional $16.51 as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Net Package ADR would have been $355.88.
Compared to 2019, our Net Package ADR for the three months ended September 30, 2021 increased by $136.15, or 57.6%. Excluding the aforementioned change in billing practice, the increase would have been $119.64, or 50.6%, primarily as a result of pent-up customer demand following COVID-19 related travel restrictions.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2021 increased $8.8 million, or 375.9%, compared to the three months ended September 30, 2020. The increase was a result of the ongoing recovery in our business and the resorts in this segment only being open for a small portion of the third quarter of 2020.
Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended September 30, 2021 and 2020 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	55.4%	2.9%	52.5	pts	1810.3%
Net Package ADR	$260.61	$268.25	$(7.64)		(2.8)%
Net Package RevPAR	$144.26	$7.76	$136.50		1759.0%
	($ in thousands)
Net Package Revenue	$35,092	$1,889	$33,203		1,757.7%
Net Non-package Revenue	7,702	564	7,138		1,265.6%
Owned Net Revenue	42,794	2,453	40,341		1,644.6%
Owned Resort EBITDA	$11,267	$(6,296)	$17,563		279.0%
Owned Resort EBITDA Margin	26.3%	(256.7)%	283.0	pts	110.2%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2021 increased $40.3 million, or 1,644.6%, compared to the three months ended September 30, 2020. The increase was a result of the ongoing recovery in our business and closure of the majority of the resorts in this segment during the third quarter of 2020 as a result of the COVID-19 pandemic.

Compared to 2019, our Net Package ADR for three months ended September 30, 2021 increased by $104.31, or 66.7%. This increase was driven by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019 as well as the renovation of the Hilton La Romana All-Inclusive Resort.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2021 increased $17.6 million, or 279.0%, compared to the three months ended September 30, 2020. The increase was a result of the ongoing recovery in our business and closure of the majority of the resorts in this segment during the third quarter of 2020 as a result of the COVID-19 pandemic.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended September 30, 2021 and 2020 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	57.7%	16.6%	41.1	pts	247.6%
Net Package ADR	$314.62	$236.94	$77.68		32.8%
Net Package RevPAR	$181.39	$39.23	$142.16		362.4%
	($ in thousands)
Net Package Revenue	$23,831	$5,153	$18,678		362.5%
Net Non-package Revenue	5,671	1,305	4,366		334.6%
Owned Net Revenue	29,502	6,458	23,044		356.8%
Owned Resort EBITDA	$5,632	$(7,473)	$13,105		175.4%
Owned Resort EBITDA Margin	19.1%	(115.7)%	134.8	pts	116.5%

Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2021 increased $23.0 million, or 356.8%, compared to the three months ended September 30, 2020. The resumption of resort operations for the entirety of 2021 resulted in increases in the third quarter of 2021 as compared to the third quarter of 2020, during which period we began reopening our resorts, in phases, as a result of the COVID-19 pandemic.

Compared to 2019, which included the Jewel Dunn's River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, our Net Package ADR for the three months ended September 30, 2021 increased by $59.90, or 23.5%. Excluding the two divested resorts, our Net Package ADR increased by $32.45, or 11.5%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2021 increased $13.1 million, or 175.4%, compared to the three months ended September 30, 2020. The resumption of resort operations for the entirety of 2021 resulted in increases in the third quarter of 2021 as compared to the third quarter of 2020, during which period we began reopening our resorts, in phases, as a result of the COVID-19 pandemic.

Segment Results
Nine Months Ended September 30, 2021 and 2020
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$129,879	$79,689	$50,190	63.0%
Pacific Coast	51,117	21,854	29,263	133.9%
Dominican Republic	97,563	38,060	59,503	156.3%
Jamaica	65,358	58,458	6,900	11.8%
Segment Owned Net Revenue	343,917	198,061	145,856	73.6%
Other	726	293	433	147.8%
Management Fee Revenue	1,469	635	834	131.3%
Total Net Revenue	$346,112	$198,989	$147,123	73.9%

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$37,714	$15,111	$22,603	149.6%
Pacific Coast	13,992	3,726	10,266	275.5%
Dominican Republic	20,859	(3,388)	24,247	715.7%
Jamaica	6,924	3,503	3,421	97.7%
Segment Owned Resort EBITDA	79,489	18,952	60,537	319.4%
Other corporate	(28,778)	(26,782)	(1,996)	(7.5)%
Management Fee Revenue	1,469	635	834	131.3%
Total Adjusted EBITDA	$52,180	$(7,195)	$59,375	825.2%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the nine months ended September 30, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	52.2%	31.2%	21.0	pts	67.3%
Net Package ADR	$320.69	$296.21	$24.48		8.3%
Net Package RevPAR	$167.54	$92.48	$75.06		81.2%
	($ in thousands)
Net Package Revenue	$107,764	$68,978	$38,786		56.2%
Net Non-package Revenue	22,115	10,711	11,404		106.5%
Owned Net Revenue	129,879	79,689	50,190		63.0%
Owned Resort EBITDA	$37,714	$15,111	$22,603		149.6%
Owned Resort EBITDA Margin	29.0%	19.0%	10.0	pts	52.6%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	57.2%	31.7%	25.5	pts	80.4%
Net Package ADR	$322.79	$316.11	$6.68		2.1%
Net Package RevPAR	$184.59	$100.32	$84.27		84.0%
	($ in thousands)
Net Package Revenue	$107,133	$58,442	$48,691		83.3%
Net Non-package Revenue	21,563	8,690	12,873		148.1%
Owned Net Revenue	128,696	67,132	61,564		91.7%
Owned Resort EBITDA	$38,956	$15,293	$23,663		154.7%
Owned Resort EBITDA Margin	30.3%	22.8%	7.5	pts	32.9%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2021 increased $61.6 million, or 91.7%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic. Comparable Net Package ADR of $322.79 for the nine months ended September 30, 2021 benefited by an additional $8.47 as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Comparable Net Package ADR would have been $314.33.
Compared to 2019, our Comparable Net Package ADR for the nine months ended September 30, 2021 increased by $41.12, or 14.6%. Excluding the aforementioned change in billing practice, the increase would have been $32.66, or 11.6%, primarily as a result of pent-up customer demand following COVID-19 related travel restrictions.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2021 increased $23.7 million, or 154.7%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the nine months ended September 30, 2021 and 2020 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	49.6%	21.1%	28.5	pts	135.1%
Net Package ADR	$347.61	$346.49	$1.12		0.3%
Net Package RevPAR	$172.36	$73.05	$99.31		135.9%
	($ in thousands)
Net Package Revenue	$43,572	$18,533	$25,039		135.1%
Net Non-package Revenue	7,545	3,321	4,224		127.2%
Owned Net Revenue	51,117	21,854	29,263		133.9%
Owned Resort EBITDA	$13,992	$3,726	$10,266		275.5%
Owned Resort EBITDA Margin	27.4%	17.0%	10.4	pts	61.2%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2021 increased $29.3 million, or 133.9%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic. Net Package ADR of $347.61 for the nine months ended September 30, 2021 benefited by an additional $9.14 as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned change in billing practice, Net Package ADR would have been $338.48.
Compared to 2019, our Net Package ADR for the nine months ended September 30, 2021 increased by $54.88, or 18.7%. Excluding the aforementioned change in billing practice, the increase would have been $45.75, or 15.6%, primarily as a result of pent-up customer demand following COVID-19 related travel restrictions.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2021 increased $10.3 million, or 275.5%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic.
Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the nine months ended September 30, 2021 and 2020 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	42.2%	20.0%	22.2	pts	111.0%
Net Package ADR	$263.98	$228.09	$35.89		15.7%
Net Package RevPAR	$111.42	$45.61	$65.81		144.3%
	($ in thousands)
Net Package Revenue	$80,426	$33,041	$47,385		143.4%
Net Non-package Revenue	17,137	5,019	12,118		241.4%
Owned Net Revenue	97,563	38,060	59,503		156.3%
Owned Resort EBITDA	$20,859	$(3,388)	$24,247		715.7%
Owned Resort EBITDA Margin	21.4%	(8.9)%	30.3	pts	340.4%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2021 increased $59.5 million, or 156.3%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic.

Compared to 2019, our Net Package ADR for the nine months ended September 30, 2021 increased by $67.07, or 34.1%. This increase was driven by the opening of Hyatt Ziva and Hyatt Zilara Cap Cana in the fourth quarter of 2019 as well as the renovation of the Hilton La Romana All-Inclusive Resort.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2021 increased $24.2 million, or 715.7%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the nine months ended September 30, 2021 and 2020 for the total segment portfolio and comparable portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	44.4%	31.3%	13.1	pts	41.9%
Net Package ADR	$304.13	$337.62	$(33.49)		(9.9)%
Net Package RevPAR	$135.06	$105.66	$29.40		27.8%
	($ in thousands)
Net Package Revenue	$52,652	$49,659	$2,993		6.0%
Net Non-package Revenue	12,706	8,799	3,907		44.4%
Owned Net Revenue	65,358	58,458	6,900		11.8%
Owned Resort EBITDA	$6,924	$3,503	$3,421		97.7%
Owned Resort EBITDA Margin	10.6%	6.0%	4.6	pts	76.7%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	44.4%	29.0%	15.4	pts	53.1%
Net Package ADR	$304.54	$354.84	$(50.30)		(14.2)%
Net Package RevPAR	$135.24	$103.04	$32.20		31.3%
	($ in thousands)
Net Package Revenue	$52,723	$40,315	$12,408		30.8%
Net Non-package Revenue	12,632	7,329	5,303		72.4%
Owned Net Revenue	65,355	47,644	17,711		37.2%
Owned Resort EBITDA	$6,506	$1,399	$5,107		365.0%
Owned Resort EBITDA Margin	10.0%	2.9%	7.1	pts	244.8%

Segment Comparable Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2021 increased $17.7 million, or 37.2%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic. Net Package ADR in the segment was negatively impacted by a higher mix of Occupancy at our lower chain scale resorts.

Compared to 2019, our Comparable Net Package ADR for the nine months ended September 30, 2021 decreased by $23.42, or 7.1%.
Segment Comparable Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2021 increased $5.1 million, or 365.0%, compared to the nine months ended September 30, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the nine months ended September 30, 2020, when we closed our resorts for the second quarter and experienced severely reduced occupancy during the third quarter as a result of the COVID-19 pandemic.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Loss to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net loss to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(12,371)	$(78,604)	$(89,884)	$(188,618)
Interest expense	19,047	19,973	56,164	61,844
Income tax provision (benefit)	1,360	5,299	(13,043)	(8,237)
Depreciation and amortization	19,927	22,518	60,827	69,877
EBITDA	27,963	(30,814)	14,064	(65,134)
Other (income) expense (a)	(587)	(224)	747	(1,171)
Share-based compensation	3,270	1,925	9,899	7,867
Transaction expense (b)	210	541	928	1,416
Severance expense (c)	—	1,448	1,287	3,892
Other tax expense (benefit) (d)	67	(170)	228	298
Contract termination fees	400	—	400	—
Impairment loss	—	867	24,011	42,308
(Gain) loss on sale of assets	(4)	—	644	1,729
Repairs from hurricanes and tropical storms	435	—	435	—
Non-service cost components of net periodic pension benefit (cost) (e)	16	311	(463)	1,600
Adjusted EBITDA	31,770	(26,116)	52,180	(7,195)
Other corporate	9,749	8,205	28,778	26,782
Management fee income	(673)	(8)	(1,469)	(635)
Owned Resort EBITDA	40,846	(17,919)	79,489	18,952
Less: Non-comparable Owned Resort EBITDA	57	(2,026)	(824)	1,922
Comparable Owned Resort EBITDA (f)	$40,789	$(15,893)	$80,313	$17,030
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
(e)    Represents the non-service cost components of net periodic pension benefit (cost) recorded within other (expense) income in the Condensed Consolidated Statement of Operations. We include these for purposes of calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
(f)    Comparable resorts for the three months ended September 30, 2021 exclude the following: Capri Resort, which was sold in June 2021 and Dreams Puerto Aventuras, which was sold in February 2021, and for the nine months ended September 30, 2021 also exclude the Jewel Dunn's River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020.
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
However, the COVID-19 pandemic has altered this seasonal trend in 2020 and 2021 and Net Package ADR was particularly strong during the second and third quarters of 2021 in comparison to prior years. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Inflation
We have experienced a higher rate of inflation as compared to the same period in 2020 with respect to our direct resort expenses, particularly labor expenses, utilities, and food and beverage costs. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures and the continuing effects of the COVID-19 pandemic may limit our ability to raise room rates to fully offset inflationary cost increases. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Liquidity and Capital Resources
The suspension of operations at all of our resorts from late March 2020 through July 2020 as a result of the COVID-19 pandemic, and the severely reduced occupancy we experienced upon reopening the resorts and the reduced occupancy levels we continue to experience, have adversely affected our liquidity.
As of September 30, 2021, we had $231.5 million of available cash, excluding restricted cash, up from $146.9 million as of December 31, 2020. The increase in available cash was primarily attributable to the net cash proceeds from our equity raise of $137.7 million, the sale of the Dreams Puerto Aventuras for $34.3 million and the sale of the Capri Resort for $55.2 million, which were partially offset by the repayment of our outstanding Revolving Credit Facility balance of $84.7 million and the Term Loan and Term A3 Loan principal repayments of $25.1 million.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. As of September 30, 2021, we had $22.3 million of scheduled contractual obligations remaining in 2021. We have deferred substantially all major development, expansion, renovation, repositioning and rebranding projects, with timing subject to the duration of the COVID-19 pandemic and the pace at which our business returns to more normalized levels.
We expect to meet our short-term liquidity requirements generally through our existing cash balances, equity issuances or short-term borrowings under our Revolving Credit Facility. As of September 30, 2021, we had $85.0 million available on our Revolving Credit Facility, of which $68.0 million does not mature until January 2024.
Long-term liquidity needs may include property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions and the repayment of indebtedness. As of September 30, 2021, our total debt obligations were $1,149.9 million (which represents the principal amounts outstanding under Term Loans, Property Loan and finance lease obligations, excluding $4.6 million of issuance discounts and $8.4 million of unamortized debt issuance costs). We expect to meet our long-term liquidity requirements generally through the sources available for short-term needs, as well as equity or debt issuances or proceeds from the potential disposal of assets.
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

Cash Flows
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(14,034)	$(60,552)
Net cash provided by investing activities	$76,965	$37,724
Net cash provided by financing activities	$20,292	$224,999
Net Cash Provided by or Used in Operating Activities
Our net cash (used in) provided by operating activities is generated primarily from operating loss or income from our resorts. For the nine months ended September 30, 2021, our net cash used in operating activities was $14.0 million. For the nine months ended September 30, 2020, our net cash used in operating activities was $60.6 million.
•Net loss of $89.9 million for the nine months ended September 30, 2021 included significant non-cash income and expenses, including $60.8 million of depreciation and amortization, $24.0 million of impairment losses, and $9.9 million of share-based compensation, offset by a $6.4 million gain on the fair value of our interest rate swaps and by changes in our assets and liabilities through the normal course of operations.
•Net loss of $188.6 million for the nine months ended September 30, 2020 included significant non-cash expenses, including $69.9 million of depreciation and amortization, $42.3 million of goodwill impairment losses, $7.9 million of share based compensation, and a $9.7 million loss on the fair value of our interest rates swaps, offset by changes in our assets and liabilities through the normal course of operations.
Net Cash Provided by or Used in Investing Activities
For the nine months ended September 30, 2021, our net cash provided by investing activities was $77.0 million. For the nine months ended September 30, 2020, our net cash provided by investing activities was $37.7 million.
Activity for the nine months ended September 30, 2021:
•Net proceeds from the sale of assets of $88.9 million; and
•Purchases of property and equipment of $11.7 million.
Activity for the nine months ended September 30, 2020:
•Net proceeds from the sale of assets of $58.5 million;
•Purchases of property and equipment of $28.8 million;
◦Includes $18.1 million in payments for prior year non-cash purchases of property and equipment;
•Purchases of intangible assets of $0.5 million; and
•Receipt of key money of $8.5 million.
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

Net Cash Provided by or Used in Financing Activities
Our net cash provided by financing activities was $20.3 million for the nine months ended September 30, 2021 compared to $225.0 million of cash provided by financing activities for the nine months ended September 30, 2020.
Activity for the nine months ended September 30, 2021:
•Net proceeds from our equity issuance of $137.7 million;
•Principal payments on our Term Loan of $32.0 million;
•Repayment of our Term A3 Loan of $0.7 million; and
•Repayments on our Revolving Credit Facility of $84.7 million.
Activity for the nine months ended September 30, 2020:
•Net proceeds from debt issuances of $199.6 million;
•Proceeds from borrowings on our Revolving Credit Facility of $40.0 million;
•Net proceeds from equity issuance of $19.6 million;
•Principal payments on our Term Loan of $7.6 million;
•Debt issuance costs of $8.7 million;
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

Property Loan Agreement
On June 12, 2020, we entered into a property loan agreement in the amount of $110.0 million that has a fixed interest rate of 9.25% and matures on July 1, 2025 (the “Property Loan”). Prior to maturity, the Property Loan does not require principal payments. The Property Loan is collateralized by the mortgages of our Hyatt Ziva and Hyatt Zilara Cap Cana properties located in the Dominican Republic and the Hilton Rose Hall Resort & Spa located in Jamaica (collectively the “Properties”). We intend to use the proceeds of the Property Loan to finance the operation and management of the Properties and for general corporate purposes. We may not voluntarily prepay any portion of the Property Loan prior to July 1, 2023 without paying a make-whole premium equal to 100% of the amount of interest that would have otherwise accrued from the date of such payment through July 1, 2022 plus 50% of the interest that otherwise would have accrued from the prepayment date to July 1, 2023. Subsequent to July 2023, we may prepay any portion of the Property Loan without penalty.
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Condensed Consolidated Balance Sheet, which had a balance of $24.6 million as of September 30, 2021.
Contractual Obligations
As of September 30, 2021, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in our debt and related repayment requirements described below.
Our total debt decreased $117.4 million, from $1,267.3 million as of December 31, 2020 to $1,149.9 million as of September 30, 2021. This decrease was driven by the repayment of the $84.7 million balance previously outstanding on our Revolving Credit Facility in February 2021 and the $24.4 million repayment on our Term Loan as a result of the sale of the Capri Resort in June 2021. In accordance with our Existing Credit Agreement, we utilized 50% of the Capri Resort's net proceeds of $24.4 million, after deducting incremental expenses, to repay our Term Loan on June 29, 2021. The remaining decrease was a result of our quarterly principal payments on our Term Loan totaling $7.6 million.
Additionally, in connection with the terms of the Existing Credit Agreement and Second Amendment, we are required to use the net proceeds from the sale of assets, subject to certain exceptions, including for reinvestment rights, to repay the proportionate balance on our Senior Secured Credit Facility and Term A3 Loan if our net leverage ratio is above 4.00x. In May 2022 and February 2023, we anticipate that we will repay the net proceeds, after taking into account certain investments made in accordance with our reinvestment rights, from the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark of $23.3 million and the Dreams Puerto Aventuras of $8.1 million, respectively, which include incremental transaction costs and capital expenditures incurred across our portfolio leading up to the repayment date. In December 2022, we expect to repay the remaining 50% of the net proceeds from the sale of the Capri Resort of $23.7 million.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements for the three and nine months ended September 30, 2021 and 2020.

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
Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities including our pension obligation and debt (excluding the finance lease obligation). See Note 13, “Fair value of financial instruments,” to our Condensed Consolidated Financial Statements for more information.
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
Interest rate risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of September 30, 2021, 15% of our outstanding indebtedness bore interest at floating rates and 85% bore interest at fixed rates. If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $0.1 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million. If market rates of interest on our floating rate debt were to decrease by 1.0%, there would be no impact on our floating rate debt or our future earnings and cash flows, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million and the current LIBOR rate on our floating rate debt could not fall below the existing 1.0% LIBOR floor.
Foreign currency risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2021 approximately 3.3% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.

Approximately 84.6% of our operating expenses for the nine months ended September 30, 2021 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar. The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2021 would have impacted our net income before tax by approximately $5.7 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2021 would have impacted our net income before tax by approximately $3.5 million on a year-to-date basis. The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2021 would have impacted our net income before tax by approximately $2.6 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that ongoing evaluation, including the remedial actions and the material weakness in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2020. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We previously reported the following material weakness in our internal control over financial reporting that existed as of December 31, 2020, which has not been remediated as of September 30, 2021:

•The control activities related to our income tax provision did not operate with a level of precision that would identify a material misstatement (the “Tax Weakness”).
In connection with our efforts to remediate the Tax Weakness, we identified errors in our previously disclosed deferred tax liabilities for one of our Dominican Republic entities during the quarter ended September 30, 2021. We concluded that these errors were not material to any prior annual or interim periods and corrected the errors for all prior periods presented by revising the Condensed Consolidated Financial Statements and other financial information included herein. The adjustments had no impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows for all prior periods presented.

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
Item 1A. Risk Factors.

As of September 30, 2021, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, which is accessible on the SEC's website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.

(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

The Company has established a new date of May 12, 2022 for its 2022 annual general meeting of shareholders (the “AGM”), and set April 14, 2022 as the record date.

Under Dutch law and the Company’s Articles of Association, if a shareholder is interested in submitting a proposed agenda item or a proposed resolution within the authority of shareholders to be presented at the 2022 AGM, the shareholder must fulfill the requirements set forth in Dutch law and the Company’s Articles of Association, including satisfying both of the following criteria:

•the Company must receive the proposed agenda item (supported by reasons) or proposed resolution in writing or by electronic means no later than 60 days before the date of the 2022 annual general meeting of shareholders (March 13, 2022); and

•the number of shares held by the shareholder, or group of shareholders, submitting the proposed agenda item or proposed resolution represent at least 3% of the Company’s issued share capital.

Under the Dutch Corporate Governance Code, if shareholders intend to request that an item be put on the agenda as described above that may result in a change in the Company’s strategy, for example as a result of the dismissal of one or several Board members, the Board should be given the opportunity to invoke a reasonable period of up to 180 days during which to respond to such request. If invoked, the Board should use the response time for further deliberation and constructive consultation, in any event with the relevant shareholder(s) requesting the agenda item, and the Board should explore the alternatives. At the end of the response time, the Board should report on this consultation and the exploration to the shareholders meeting. A response time may be stipulated only once for any given shareholders meeting and should not apply to an item in respect of which the response time had been previously stipulated, or to meetings where a shareholder holds at least 75% of the issued capital as a consequence of a successful public bid.

In addition, because the date of the AGM has been changed by more than 30 days from the anniversary date of the 2021 annual general meeting of shareholders, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a new deadline will apply for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act for inclusion in the Company’s proxy materials for the 2022 AGM. Pursuant to Rule 14a-8(e)(2) under the Exchange Act, such proposals must be received on or before the close of business on December 20, 2021, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials for the 2022 AGM, as such date is approximately 120 calendar days prior to when the Company anticipates printing and distributing its proxy materials for the 2022 AGM. Such proposals must otherwise comply with the requirements of Rule 14a-8 and Dutch law in order to be considered for inclusion in the 2022 proxy statement and proxy.
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 3, 2021	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 3, 2021	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)
1