Form 10-K
period 2021-12-31
Playa Hotels & Resorts N.V.
filed 2022-02-24
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
 _______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
+ 31 6 82 55 84 30
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, €0.10 par value	PLYA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☒    No  ☐

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

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

As of June 30, 2021, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $928.6 million (based upon the closing sale price of the registrant's ordinary shares on June 30, 2021 on the Nasdaq).

As of February 21, 2022, there were 165,778,067 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2022 annual general meeting of shareholders to be held on May 12, 2022.

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
The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, results of operations and prospects, the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we have experienced severely reduced occupancy levels at our resorts compared to historic levels and we continue to experience lower occupancy as compared to pre-pandemic levels. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, including the Delta and Omicron variants, the government actions taken to contain the pandemic or mitigate its impact, the speed, continuing effectiveness and distribution of vaccines (including boosters) and treatment therapies, the rate of public adoption of COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates, labor-force availability, disruption in the supply chain for materials, and consumer discretionary spending, among others. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general economic uncertainty and the effect of general economic conditions on the lodging industry in particular;
•the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;
•changes in economic, social, or political conditions in the regions we operate, including changes in perception of public-safety and changes in the supply of rooms from competing resorts;
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

•the ability of our guests to reach our resorts given government mandated travel restrictions, as well as changes in demand for our resorts resulting from government mandated safety protocols and/or health concerns;
•the effectiveness of our internal controls and our corporate policies and procedures;
•changes in personnel and availability of qualified personnel;
•extreme weather events, such as hurricanes and floods, which may increase in frequency and severity as a result of climate change, and other natural disasters;
•limited visibility with respect to future bookings;
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
•We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies, natural disasters, and instability in government and public safety, which could have a material adverse effect on us.
•Terrorist acts, armed conflict, civil unrest, criminal activity and threats thereof, and other international events impacting the security of travel or the perception of security of travel could adversely affect the demand for travel generally and demand for vacation packages at our resorts, which could have a material adverse effect on us.
•The success of our resorts that bear the name of our third-party brand partners will depend substantially on the success of such brands. There is a risk that we and the third-party brands may not succeed in marketing these brands and that we may not receive the anticipated return on the investment incurred in connection with the rebranding, which could have a material adverse effect on us.
•If we are not able to satisfy the requirements imposed by our major brand partners, our relationship with these partners could deteriorate, which could have a material adverse effect on us.
•There are very limited restrictions on the ability of our brand partners, including Hyatt, to compete with us.
•There is increased competition from global hospitality branded companies in the all-inclusive market segment.

•We are exposed to fluctuations in currency exchange rates.
•Our resort development, acquisition, expansion, repositioning and rebranding projects will be subject to timing, budgeting and other risks, which could have a material adverse effect on us.
•Given the beachfront locations of our resorts, we are particularly vulnerable to extreme weather events, such as hurricanes, which may increase in frequency and severity as a result of climate change and adversely affect our business.
•The coastlines of a number of the regions where our resorts are concentrated have experienced elevated levels of sargassum seaweed in recent years.
•Our insurance may not be adequate to cover our potential losses, liabilities and damages, the cost of insurance may continue to increase materially, including as a result of extreme weather events that may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.
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
•Certain companies affiliated with Sagicor Group Jamaica Limited (collectively “Sagicor”) own a significant number of our ordinary shares and have representation on our Board, and may have interests that differ from those of our other shareholders.
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

PART I
Item 1. Business.
Overview

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2021, we owned and/or managed a total portfolio consisting of 22 resorts (8,366 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa’s strategy is to leverage its globally recognized brand partnerships and proprietary in-house direct booking capabilities to capitalize on the growing popularity of the all-inclusive resort model and reach first-time all-inclusive consumers in a cost effective manner. We believe that this strategy should position us to generate attractive returns for our shareholders, build lasting relationships with our guests, and enhance the lives of our associates and the communities in which we operate.

We believe that the resorts we own and manage are among the finest all-inclusive resorts in the markets they serve. We believe that our resorts have a competitive advantage due to their location, brand affiliations, extensive amenities, scale and design. Our portfolio is comprised of all-inclusive resorts that share some combination of the following characteristics:
•Prime beachfront locations;
•Globally recognized U.S. hotel brand partners;
•Convenient air access from major and secondary North American markets and international gateway markets;
•Strategic locations in popular vacation destinations with strong local government commitments to tourism;
•High quality standards and physical condition; and
•Capacity for further revenues and earnings growth through incremental renovation or repositioning opportunities.

Our all-inclusive resorts provide guests an attractive vacation experience that offers both compelling value and price certainty, while at the same time providing Playa more predictable revenue, expense and occupancy rates than traditional full-service hotel business models. Generally, all-inclusive leisure guests book and pay further in advance, resulting in lower cancellation rates and incremental sales of upgrades, premium services and amenities not included in the all-inclusive package pricing.

We have strategic relationships with Hyatt, Hilton and Wyndham, three of the preeminent globally recognized hotel brands. We believe that partnering with Hyatt, Hilton and Wyndham in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America provides us with unique advantages, including the following:
•Access to worldwide reservation systems, global marketing scale, and over 250 million combined hotel loyalty members to drive revenue growth;
•Higher propensity for guests to book direct, which results in significantly improved returns over bookings from wholesale channels such as tour operators and online travel agencies;
•Lower customer acquisition costs, and higher net Average Daily Rates (ADRs);
•Higher net asset value for branded resorts affiliated with global franchisors;
•Brand partners are also focused on maximizing returns;
•Immediate customer recognition for new or converted resorts;
•Significant incremental opportunity with exposure to new consumers, who may not be familiar with the all-inclusive model;
•Access to guests from different regions globally, creating a better segmentation mix, reducing the risk from an owner’s perspective;
•Stronger marketing and public relations presence through affiliate global hospitality brands;
•Branded resorts tend to reduce price sensitivity and encourage purchase decisions, resulting in higher revenues;
•Branded resorts, on average, have higher occupancy than non-branded resorts;
•Branded resorts have higher rates of group business;
•Branded resorts have lower failure rates; and
•Consumer confidence and trust in globally recognized brands.

In the fourth quarter of 2019, we completed and opened our first ever ground-up development project, the 750-room Hyatt Ziva and Hyatt Zilara Cap Cana. We also completed significant renovation work at the 524-room Hilton Playa del Carmen All-Inclusive Resort, 356-room Hilton La Romana All-Inclusive Adult Resort and the 418-room Hilton La Romana All-Inclusive Family Resort as part of the rebranding and conversion of those respective resorts. In the fourth quarter of 2021, we rebranded two of our existing resorts in Mexico and launched the new Wyndham Alltra all-inclusive brand.

Other resorts in our portfolio operate under the Dreams, Jewel and Sanctuary brands.

We consider each of our resorts to be an operating segment, none of which meets the threshold for a reportable segment. For further discussion about our operating segments and financial information about the geographic regions in which we operate, please see Segment Results in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the accompanying Consolidated Financial Statements.

Impact of COVID-19

The COVID-19 pandemic and the public health measures that have been undertaken in response have had and continue to have a significant adverse impact on the global economy, the travel and hospitality industries and our business since the first quarter of 2020. Refer to Part II, Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 Pandemic for a discussion of the impact COVID-19 is having on our business, results of operations and financial condition.

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
•Diversified Portfolio of All-Inclusive Resorts. We currently operate resorts located in four main geographic markets and feature a range of price points, which we believe diversifies our offering, helps foster loyalty among our guests and drives repeat business. We operate resorts under eight distinct brands. Having multiple brands to offer owners and developers is essential to our ability to secure management agreements and attractive acquisitions since having a portfolio of brands mitigates the risks of brand-on-brand supply growth and subsequent cannibalization and expands our addressable market.
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
•Strong Relationships with Top Brands. Our partnerships with Hyatt, Hilton and Wyndham, three globally recognized hospitality brands, differentiate our resorts from our competitors. The selection of Playa as a strategic partner of Hyatt, Hilton and Wyndham in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America reflects their confidence and conviction in Playa’s best in-class stewardship of all-inclusive resorts. For the year ended December 31, 2021, $457.9 million, or 88.8%, of our Total Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was generated from resorts under the Hyatt, Hilton and Wyndham brands.
Our strategic relationship with Hyatt under our Hyatt Strategic Alliance Agreement, as amended, provides us with a range of benefits, including the right to operate certain of our existing resorts under the Hyatt Ziva and Hyatt Zilara brands (the “Hyatt All-Inclusive Resort Brands”) in certain countries. In 2021, we entered into an omnibus third amendment to our franchise agreements with Hyatt for our Hyatt Ziva and Hyatt Zilara resorts in Mexico and Jamaica which prohibits Hyatt from opening, owning or authorizing other parties (whether under a license or franchise agreement from Hyatt or otherwise) to open or operate Hyatt Ziva and Hyatt Zilara resorts in certain agreed upon geographical areas in proximity to our Hyatt Ziva and Hyatt Zilara resorts for a five year period after the effective date of the amendment.

The Hyatt Ziva brand is marketed as an all-inclusive resort brand for all-ages and the Hyatt Zilara brand is marketed as an all-inclusive resort brand for adults-only. The Hyatt All-Inclusive Resort Brands have access to Hyatt’s low cost and high margin distribution channels, such as Hyatt guests using the World of Hyatt® guest loyalty program (which had over 30 million members as of December 31, 2021), Hyatt’s reservation system, Hyatt’s mobile application and website and Hyatt’s extensive group sales business. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt as well as our company and resort websites.
Our strategic alliance with Hilton affords us the opportunity to expand into markets in the Caribbean, Mexico, and South and Central America while obtaining access to Hilton’s global portfolio of brands and over 128 million Hilton Honors members as of December 31, 2021. We have successfully converted two of our resorts into three Hilton all-inclusive resorts, and under our agreement with Hilton we have the potential to convert, develop or manage up to an additional eight resorts in certain locations in the Caribbean, Mexico, and South and Central America by 2025.
Our strategic alliance with Wyndham affords us the opportunity to obtain access to Wyndham’s global portfolio of brands and over 92 million loyalty members as of December 31, 2021 and provides us with an exclusive right to own or operate Wyndham Alltra all-inclusive resorts for a five year period commencing on December 1, 2021 (the “Brand Launch Date”) in Mexico, Jamaica, the Dominican Republic and certain other Caribbean and Latin American destinations (collectively, the “Exclusive Territories”), subject to certain termination rights by Wyndham on the third anniversary of the Brand Launch Date and the extension of our exclusivity right subject to achieving certain development milestones. Our strategic alliance also grants us a right of first offer to manage Wyndham Alltra all-inclusive resorts located outside of the Exclusive Territories during the initial exclusivity period and any extension. During 2021, we successfully converted two of our resorts in Mexico into Wyndham Alltra all-inclusive resorts.

•Proprietary Direct Booking Capabilities. To further support the direct booking benefits of partnering with globally recognized brands, we have invested in our own in-house direct booking platform to optimize our customer acquisition costs and build guest loyalty. These investments allowed our resorts to recover faster from the COVID-19 pandemic given the slower pace of recovery in wholesale/third-party channels. Bookings generated on playaresorts.com have increased from $16.9 million in 2018 to $107.1 million in 2021 and accounted for 20.9% of our Owned Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2021. We will continue to invest in this effort to improve our selling capabilities and adapt to consumer demand.
•Integrated and Scalable Operating Platform. We believe we have developed a scalable resort management platform designed to improve operating efficiency at the 20 resorts we currently manage. Our platform enables us to integrate additional resorts we may acquire, manage resorts owned by third-parties and potentially internalize the management of the two resorts we own but do not manage. Our platform also enables managers of each of our key functions, including sales, marketing and resort management, to observe, analyze, share and respond to trends throughout our portfolio. As a result, we are able to implement management initiatives on a real-time, portfolio-wide basis.
•Advantageous Exposure to Leisure Travel. Our beachfront resort portfolio skews our customer mix to be composed of approximately 90% leisure travelers. We believe that this concentration positions us to recover faster from the effects of the COVID-19 pandemic and market recessions than many of our lodging peers, as historically the leisure segment of the travel market has tended to rebound faster than the business-oriented segment.
•Focus on Safety Measures. As we adjusted to a new operating environment during the COVID-19 pandemic, we have experienced the luxury of having expansive footprints, numerous dining outlets, and predominantly outdoor and open designs at the majority of our resorts, which has provided us flexibility to redesign the layout of our resorts with social distancing and safety precautions in mind. Furthermore, we have implemented an enhanced mobile app that incorporates contactless QR codes to augment and facilitate the guest experience at all of our managed properties. We have also incorporated safety practices from our brand partners, government agencies and various health experts to develop our Playa Safe StayTM operating protocols. We believe that our protocols and the association with globally recognized, responsible brands that consumers know and trust are a competitive advantage.
•Experienced Leadership with a Proven Track Record. Our senior management team has significant experience in the lodging industry, including operating all-inclusive resorts.
•Bruce Wardinski, our Chief Executive Officer has over 30 years of experience in the hospitality industry, founded our Predecessor and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline

Corporation, an independent hotel owner, lessee and manager; and Crestline Capital Corporation, a New York Stock Exchange (“NYSE”) listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, an NYSE-listed owner of upscale full-service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)) and various roles with Marriott International, Inc. As of January 31, 2022, 1.6% of our outstanding ordinary shares were beneficially owned by Mr. Wardinski.
•Greg Maliassas, our Chief Operating Officer, has over 20 years of experience in the hospitality and lodging industry. Mr. Maliassas previously served as Senior Vice President Operations for the luxury brands of Accor Hotels in Central & Eastern Europe, Benelux and Switzerland, overseeing a portfolio of over 45 hotels.
•Ryan Hymel, our Chief Financial Officer, has over 19 years of experience working within the hospitality sector and is a founding member of our management team, beginning with Playa at its inception in 2006. He previously served as Senior Vice President and Treasurer of Playa and has worked at Barceló Crestline Corporation and Crestline Capital Corporation, two hotel and resort owners and operators.
•Fernando Mulet, our Chief Investment Officer, has over 19 years of experience in the hospitality industry, and is a founding member of our management team, beginning with Playa at its inception in 2006. Mr. Mulet previously served as the Director of International Investments & Asset Management with Highland Hospitality Corporation and prior to that worked for Barceló Hotels & Resorts.
•Tracy Colden, our Executive Vice President and General Counsel, has over 30 years of experience in the hospitality and lodging industry. She previously served as Executive Vice President and General Counsel for Highland Hospitality Corporation, and as Executive Vice President and General Counsel of Crestline Capital Corporation. Ms. Colden was also an Assistant General Counsel at Host Marriott Corporation.
Our Business and Growth Strategies

Since the first quarter of 2020, our primary focus has been on responding to the operational, financial and safety challenges presented by the COVID-19 pandemic and that continues to be our primary focus, along with positioning ourselves to capitalize on what we believe to be significant pent-up demand for leisure travel to our markets as the travel restrictions and public health concerns imposed as a result of COVID-19 recede. As conditions continue to improve, our traditional business and growth strategies described below will move to the forefront.
    Our goal is to be the leading owner, operator and developer of all-inclusive beachfront resorts in the markets we serve and to generate attractive risk-adjusted returns above our cost of capital and create value for our shareholders by implementing the following business and growth strategies:
•Selectively Pursue Strategic Growth Opportunities. The all-inclusive segment of the lodging industry is highly fragmented. We believe that we are well positioned to grow our portfolio through acquisitions and partnerships in the all-inclusive segment of the lodging industry. We believe that our extensive experience in all-inclusive resort operations, direct booking strategy, brand relationships, acquisition, expansion, renovation, repositioning and rebranding, established and scalable management platform and ability to offer Nasdaq-listed ordinary shares to potential resort sellers will make us a preferred asset acquirer.
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
•Utilization of New Technologies and Leverage of Big Data. We utilize numerous technologies aimed at improving guest satisfaction and shareholder returns. Our website uses search engine and metasearch optimization tools aimed at driving direct bookings (i.e., bookings through our website or our brand partner websites), which is our lowest cost customer acquisition channel. As a result, we benefited from more direct business at our Playa-managed resorts in 2020 and 2021. Our percentage of direct stays increased from 37.6% of room nights in 2020 to 47.1% in 2021 and our percentage of direct bookings, including future stays, increased from 47.3% of room nights in 2020 to 49.4% in 2021.
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
Additionally, by virtue of our partnerships with Hyatt, Hilton, and Wyndham, we have greatly increased our direct access to millions of guests, further enabling us to drive lower customer acquisition costs, bookings and revenues.
•Disposition of non-core assets. We continuously monitor, review and optimize our portfolio to align with our strategic vision and maximize our return on invested capital. As part of this ongoing process, we may sell assets that no longer fit our criteria for capital investment. For example, in May 2020, we completed the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark. In February 2021, we completed the sale of the Dreams Puerto Aventuras and in June 2021, we completed the sale of the Capri Resort. We plan to use proceeds from these and other asset sales to pay down debt, reinvest in projects within our existing portfolio or pursue new growth opportunities.
Distribution Channels and Sales and Reservations

Our experienced sales and marketing team uses a strategic sales and marketing program across a variety of distribution channels through which our all-inclusive offerings are sold. Key components of this sales and marketing program include:

•Developing programs aimed at targeting consumers directly through:

◦Our company and resort websites;

◦The Hyatt website and toll free reservation system;

◦The World of Hyatt® guest loyalty program;

◦The Hilton website and toll free reservation system;

◦The Hilton Honors guest loyalty program;
◦The Wyndham website and toll free reservation system;
◦The Wyndham Rewards guest loyalty program; and
◦Our toll free reservation system that provides a comprehensive view of inventory in real time, based on demand;

•Targeting the primary tour operators and the wholesale market for transient business with a scalable program that supports shoulder and lower-rate seasons while seeking to maximize revenue during high season, which also includes:

◦Engaging in cooperative marketing programs with leading travel industry participants;

◦Participating in travel agent tour operator promotional campaigns; and

◦Utilizing online travel leaders, such as Expedia and Booking.com, to supplement sales during shoulder and lower-rate seasons;

•Targeting group and incentive markets to seek and grow a strong base of corporate and event business;

•Highlighting destination wedding and honeymoon programs;

•Participating in key industry trade shows targeted to the travel agent and wholesale market;

•Engaging in online and social media, including:

◦Search engine optimization;

◦Targeted online and bounce-back advertising;

◦Social media presence via channels such as Facebook, Twitter, Instagram and Pinterest; and

◦Flash sales and special offers for high need periods;

•Monitoring and managing TripAdvisor and other similar consumer sites; and

•Activating a targeted public relations plan to generate positive exposure and awareness in both traditional and digital media.

We also seek luxury transient business to provide high rate business during peak seasons, such as winter and spring holidays, while “bargain hunters” can be targeted for last minute high need periods. This multi-pronged strategy is designed to increase Net Package RevPAR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as generate strong occupancy through all of the resorts’ seasons.

Corporate Responsibility and Sustainability
Our ESG Committee, which is overseen by the Nominating and Governance Committee of our Board, is an organization-wide task force with representation from multiple areas of the Company dedicated to obtaining a broader reach for idea generation and effectively promoting best practices and cross-collaboration related to corporate social responsibility and sustainability. Our ESG Committee oversees Playa’s commitment to incorporating environmental sustainability, social responsibility and governance into our daily operations at all levels with an emphasis on reducing our environmental impact, mitigating risks, improving our communities and driving value for all our stakeholders. The ESG Committee reports directly to the Nominating and Governance Committee regarding Playa’s activities over corporate social responsibility and sustainability matters and the external reporting thereof (including matters relating to diversity and inclusion). The Nominating and Governance Committee updates the Board on the activities of the ESG Committee.
Our Board and our ESG Committee are focused on cultivating an energetic, engaged and passionate culture that helps each of our employees achieve their own personal goals. Playa supports employees through learning and development opportunities, offering a competitive benefits package and spending time discussing performance and goals of each employee and how Playa can support them in their future. Playa employees understand and take advantage of our Open-Door Policy to communicate suggestions and concerns to Playa’s leadership team. We believe that every individual has a voice that adds value to our organization. By listening to our employees, we learn how to constantly improve and make changes to continuously enhance our working environment.
Environmental
We rely on the beautiful beaches and lush landscapes of our resort destinations to provide a backdrop for our signature service for our guests, and take responsibility to lead the way in our communities in order to sustain these natural environments and help them flourish. Our environmental sustainability program, Playa Green, aims to decrease water and energy consumption, reduce waste, and encourage employees to build and protect our shared communities.
Creating a culture of environmental consciousness with dedicated, focused leadership is of the utmost importance to progressing forward towards Playa’s sustainability objectives. We provide engaging training materials regarding environmental awareness and support our sustainability program with regular performance reviews and sharing of best practices among resort managers.
We seek certifications and alignment with leading verification firms and practices to further enhance our efforts. As such, 14 of our resorts are currently Green Globe certified, with two more underway in the certification process. We use third party energy audits at most of our resorts to monitor our practices and identify areas for improvement and investment. Additionally, we have a designated member of property management (who we refer to as a “Green Leader”) responsible for sustainability performance at each resort.
Social
Our associates and communities form the center of our company. We strive to foster a culture of inclusive growth and provide a respectful and professional workplace to empower all our associates to express what is important to them and to their communities.
We strongly believe that caring for our people is the first step in giving back to our communities. For this reason, we place a large emphasis on employee training and benefits to nurture a compassionate and productive workplace environment. Our comprehensive benefits package helps us attract and retain top talent. Furthermore, we provide ongoing training on safety, antibribery, harassment and discrimination to further nurture the workplace environment. Additionally, we proactively use survey tools and regular performance reviews to engage with our associates and help them achieve their goals and to improve the workplace.

Outside of the workplace, we do all we can to enrich our communities by partnering with local organizations, volunteering and creating opportunities like internship programs and youth career initiatives. One example of how we care for the communities in which our employees work and live includes the sponsorship of a local school in Jamaica to provide necessities, school supplies and computers, construct and improve facilities, and promote self-sustainability. We also contribute through wetlands restoration, constructing homes for employees, assisting local food banks, and supporting children in group homes and people with disabilities.
Although we are international in scope, each community has its own unique needs, characteristics and people. We take pride in our positive impact and investments we make in our local communities, including in times of disaster and giving our employees the creative freedom to guide our resources and attention.
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

As a result of the COVID-19 pandemic, we have advanced health and safety measures in place and have implemented new standards and procedures in order to keep employees at all levels of the Company as safe as possible. Furthermore, new protocols and daily health and safety screenings are in place which include temperature checks and COVID-19 tests. All resort staff is provided with proper personal protective equipment according to their tasks and hygiene conditions. Onsite medical consultants are conveniently available for resort employees at no extra cost. Additionally, health insurance is offered to all employees in each of our locations, for both permanent and contract positions. Employees that are not needed onsite, including corporate employees, are encouraged to work remotely with additional technical support and resources provided as needed.

At the initial onset of the COVID-19 pandemic and at the request of employees throughout the organization, we established the Ernesto Oliver Lopez Memorial Fund in honor of a Playa employee who fell victim to the virus. This fund continues to actively accept donations from employees and community members which directly benefit Playa employees in need, whether that be providing food and necessities for their family or paying health-related expenses.

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

As of December 31, 2021, we directly and indirectly employed approximately 12,300 employees worldwide, significantly all of which are located at our resorts and regional offices in Jamaica (2,500), Mexico (5,400), and the Dominican Republic (4,300). We employed approximately 100 employees at our corporate offices in the U.S. and Canada.
AMResorts Management Agreements

Two of our resorts (Dreams Punta Cana and Dreams Palm Beach) are operated by AMResorts pursuant to management agreements that contain customary terms and conditions, including those related to fees, termination conditions, capital expenditures, transfers of control of parties or transfers of ownership to competitors, sales of the resorts and non-competition and non-solicitation. We pay AMResorts and its affiliates, as operators of these resorts, base management fees and incentive management fees. In addition, we reimburse the operators for some of the costs they incur in the provision of certain centralized services. We could consider selling one or more of these resorts if the opportunity arises and redeploy the proceeds from any such sales, subject to certain restrictions under our Senior Secured Credit Facility (as defined below).

The management agreement for the Dreams Punta Cana will expire in 2022 and the management agreement for the Dreams Palm Beach is scheduled to expire in 2025, subject to our right to terminate the Dreams Palm Beach management agreement without the payment of a termination fee on or after December 31, 2022 by giving at least ninety (90) days prior notice.

On October 31, 2020, we terminated the management agreement for the Capri Resort, formerly known as the Secrets Capri, with AMResorts, which was subsequently sold in June 2021. In connection with the termination, we agreed to extend the term of the management agreement for Dreams Palm Beach to February 2025.

On February 5, 2021, we completed the sale of the Dreams Puerto Aventuras, which was managed by AMResorts.

Competition

We face intense competition for guests from other participants in the all-inclusive segment of the lodging industry and, to a lesser extent, from traditional hotels and resorts that are not all-inclusive. The all-inclusive segment remains a relatively small part of the broadly defined global vacation market that has historically been dominated by hotels and resorts that are not all-inclusive. Our principal competitors include other operators of all-inclusive resorts and resort companies, such as Barceló Hotels & Resorts, RIU Hotels & Resorts, IBEROSTAR Hotels & Resorts, Karisma Hotels & Resorts, AMResorts (which was recently acquired by Hyatt), Meliá Hotels International, Excellence Resorts, RCD Hotels (Hard Rock Hotels & Resorts), Blue Diamond Resorts and Palace Resorts, as well as some smaller, independent and local owners and operators.

We compete for guests based primarily on brand name recognition and reputation, location, guest satisfaction, room rates, quality of service, amenities and quality of accommodations. We also compete for guests based on the ability of hotel loyalty program members to earn and redeem loyalty program points at our Hyatt, Hilton and Wyndham all-inclusive resorts. We believe that our relationships with Hyatt, Hilton and Wyndham, three globally recognized hotel brand leaders, provides us with a significant competitive advantage.

Additionally, we compete with other U.S. and European global hospitality brands, such as Marriott International, Inc., that have recently entered the all-inclusive segment as a result of increased demand for all-inclusive resort stays. We primarily compete with these global hospitality brands for third-party management contracts.

Seasonality

The seasonality of the lodging industry and the location of our resorts in Mexico, Jamaica and the Dominican Republic generally result in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations and liquidity, which are consistently higher during the first quarter of each year than in successive quarters.

The COVID-19 pandemic altered this seasonality trend in both 2020 and 2021 and Net Package ADR was progressively stronger during the second, third and fourth quarters of 2021 than it was in the first quarter of 2021 and in prior years. See “Impact of COVID-19 Pandemic” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

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

The COVID-19 pandemic has significantly impacted the lodging industry in 2020 and 2021. See “Impact of COVID-19 Pandemic” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the effects of the COVID-19 pandemic on our results of operations.

Intellectual Property

We own or have rights to use the trademarks, service marks or trade names that we use or will use in conjunction with the operation of our business, including certain of Hyatt’s, Hilton’s and Wyndham’s intellectual property under their respective strategic alliance and franchise agreements. In the highly competitive lodging industry in which we operate, trademarks, service marks, trade names and logos are very important to the success of our business.

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

See Item 1A. Risk Factors for further information regarding the potential impact of government regulations, including the following risk factors:
•“We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us, which could have a material adverse effect on us.”;
•“We could be exposed to liabilities under the FCPA and other anti-corruption laws and regulations, including non-U.S. laws, any of which could have a material adverse impact on us.”;
•“We could incur significant costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on us.”;
•“The tax laws, rules and regulations (or interpretations thereof) in the jurisdictions in which we operate may change, which could have a material adverse effect on us.”; and
•“Increases in property taxes would increase our operating costs, which could have a material adverse effect on us.”

Previously Disclosed Information

For additional information about our business, including information about our relationships and agreements with Hyatt and Hilton, please refer to Part I, Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2019.

Corporate Information

Playa Hotels & Resorts N.V. was organized as a public limited company (naamloze vennootschap) under the laws of the Netherlands in December 2016. Our registered office in the Netherlands is located at Nieuwezijds Voorburgwal 104, 1012 SG Amsterdam. Our telephone number at that address is +31 6 82 55 84 30. We maintain a website at www.playaresorts.com, which includes additional contact information. All reports that we have filed with the Securities and Exchange Commission (the “SEC”) including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website.

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

The effects of the COVID-19 pandemic on the lodging industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Due to the rapid and broad spread of the virus and in response to related governmental restrictions and advisories, reductions in scheduled airline services and potential health risks to our employees and guests, we temporarily suspended operations at all of our resorts in late March 2020. Our resorts began reopening in July 2020, in stages, based on incremental easing of government restrictions and advisories and increases in scheduled commercial airline service. As a result of the suspension of operations at all of our resorts, we had no revenues from resort operations in the second quarter of 2020 and revenues have remained below historical levels, even after all of our resorts reopened. We are continuing to experience reduced occupancy at our resorts due to the effects of the pandemic, including government-imposed restrictions on travel, such as the re-entry requirements imposed by the U.S. Centers for Disease Control and Prevention. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, including the Delta and Omicron variants, the government actions taken to contain the pandemic or mitigate its impact, the speed, continuing effectiveness and distribution of vaccines (including boosters) and treatment therapies, the rate of public adoption of COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates, labor-force availability (including as a result of vaccine mandates), disruption in the supply chain for materials and consumer discretionary spending, among others. The longer and more severe the pandemic, and actual or even the possibility of repeat or cyclical outbreaks of the COVID-19 virus, the greater the material adverse effect will be on our business, financial condition, liquidity, results of operations, prospects, access to equity and credit markets and ability to service our indebtedness.

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

Additional risks to our business relating to the COVID-19 pandemic include the following:
•We have substantial debt outstanding currently, and our ongoing ability to service our significant financial obligations depends on our ability to generate significant free cash flow from operations. Our cash flow from operations has been materially reduced as a result of the COVID-19 pandemic and will continue to be materially reduced for as long as our resorts are operating below historical levels or if one or more of our resorts are closed again in the future. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us or permitted under our Revolving Credit Facility or otherwise, or that we will be able to complete any necessary financings or refinancings, in amounts sufficient to enable us to pay our debts and other obligations and fund our other liquidity needs;
•The agreements which govern our various debt obligations impose restrictions on our business, including certain covenants which limit/prohibit us from incurring additional indebtedness and may materially impact our liquidity and financial condition and could require us to seek to meet capital needs through asset sales or dilutive equity sales;

•Commercial airline service has been reduced to many of the regions in which our resorts are located. If scheduled airline service does not increase or return to normalized levels it could have a material adverse effect on our resort revenues;
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
•Increases in crime, theft, vandalism, violence, and other safety and health concerns due to the economic fallout from the effects of the COVID-19 pandemic in the regions in which our resorts are located, or the perception of such risks among prospective guests, could reduce demand for our resorts;
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
Our business strategy depends significantly on demand for vacations generally and, more specifically, on demand for all-inclusive vacation packages. The possibility of weak economic conditions and other factors beyond our control, such as high levels of unemployment and underemployment, in North America, especially the United States and Mexico, Europe and Asia, could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests and have a negative impact on the lodging industry. We cannot provide any assurances that demand for all-inclusive vacation packages will remain consistent with or increase from current levels. Furthermore, our business is focused primarily on, and our acquisition strategy targets the acquisition of resorts in, the all-inclusive segment of the lodging industry (and properties that we believe can be converted into all-inclusive resorts in a manner consistent with our business strategy). This concentration exposes us to the risk of economic downturns in the lodging industry broadly and, more specifically, in the leisure dominated all-inclusive segment of the lodging industry. As a result of the foregoing, we could experience a prolonged period of decreased demand and price discounting in our markets, which would negatively affect our revenues and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies, natural disasters, and instability in government and public safety, which could have a material adverse effect on us.
Our resorts are concentrated in Mexico (which accounted for 51.5% of our Total Net Revenue as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), Jamaica (18.8% of our Total Net Revenue) and the Dominican Republic (29.0% of our Total Net Revenue) for the year ended December 31, 2021. When the countries and/or the regions of these countries in which our resorts are concentrated are adversely impacted by government instability, public-safety issues, such as crime or power outages, weather-related emergencies, such as hurricanes or floods, or natural disasters, such as earthquakes, a number of our resorts could be adversely impacted by the same event, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages.
Terrorist acts, armed conflict, civil unrest, criminal activity and threats thereof, and other international events impacting the security of travel or the perception of security of travel could adversely affect the demand for travel generally and demand for vacation packages at our resorts, which could have a material adverse effect on us.
Past acts of terrorism and violent crime have had an adverse effect on tourism, travel and the availability of air service and other forms of transportation. The threat or possibility of future terrorist acts, an outbreak, escalation and/or continuation of hostilities or armed conflict abroad, criminal violence, civil unrest or the possibility thereof, the issuance of travel advisories by sovereign governments, and other geo-political uncertainties have had and may have an adverse impact on the demand for vacation packages and consequently the pricing for vacation packages. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our business by reducing our profitability.
As of the filing date, ten of the 22 resorts in our portfolio are located in Mexico, and Mexico has experienced criminal violence for years, primarily due to the activities of drug cartels and related organized crime. There have occasionally been instances of criminal violence near our resorts. Criminal activities and the possible escalation of violence or other safety concerns, including food and beverage safety concerns, associated with them in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns, could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in violence, crime or civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future, may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects.
The success of our resorts that bear the name of our third-party brand partners will depend substantially on the success of such brands. There is a risk that we and the third-party brands may not succeed in marketing these brands and that we may not receive the anticipated return on the investment incurred in connection with the rebranding, which could have a material adverse effect on us.

17 of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands, the Hilton all-inclusive resort brand (the “Hilton Brand”) and the Wyndham all-inclusive resort brand (the “Wyndham Brand”). As a result of this concentration, our success will depend, in part, on the continued success of these brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of any of the Hyatt All-Inclusive Resort Brands, Hilton Brand or Wyndham Brand is reduced or compromised, the goodwill associated with these resorts in our portfolio would likely be adversely affected. Under the applicable resort agreements with these partners, Hyatt, Hilton and Wyndham provide (or cause to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with their requirements. We cannot assure you that we and our applicable partners will be successful in our marketing efforts to grow any of these brands.

If we are not able to satisfy the requirements imposed by our major brand partners, our relationship with these partners could deteriorate, which could have a material adverse effect on us.

Under the terms of our franchise agreements with Hyatt, Hilton and Wyndham, we are required to meet specified operating standards and other terms and conditions. We expect that these brands will periodically inspect our resorts that carry the Hyatt All- Inclusive Resort Brand, Hilton Brand and Wyndham Brand, as applicable. If we fail to maintain brand standards at one or more of these resorts, or otherwise fail to comply with the terms and conditions of the applicable franchise agreements, then the applicable franchise agreements (and in some cases all franchise agreements related to the particular brand) could be terminated. In that situation, we may be subject to liquidated damage payments. If one or more of these franchise agreements is terminated, the underlying value and performance of our related resort(s) could decline significantly from the loss of associated name recognition, participation in applicable guest loyalty programs, reservation systems and websites, and access to group sales business, as well as from the costs of “rebranding” such resorts.

There are very limited restrictions on the ability of our brand partners, including Hyatt, to compete with us.

Our strategic relationship with our brand partners, including Hyatt, is an important component of our business and brand strategy. However, there are very limited restrictions on our brand partners competing with us. For example, except for the Hyatt franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hyatt All-Inclusive Resort

Brands or any other Hyatt-sponsored brands. Hyatt, in its sole discretion, may designate other third parties as authorized operators of resorts or Hyatt may decide to directly operate resorts under the Hyatt All-Inclusive Resort Brands or any other Hyatt brand, whether owned by third parties or Hyatt itself. Hyatt is also free to develop or license other all-inclusive resorts in the regions in which we operate, even under the Hyatt All-Inclusive Resort Brands (subject to certain territorial restrictions included in the Hyatt franchise agreements). Therefore, Hyatt may decide to compete against our resorts for market share and guests, and we have no contractual right to partner with Hyatt on opportunities for future resorts.

In addition, Hyatt recently completed an acquisition of Apple Leisure Group (“ALG”), a luxury resort-management services, travel and hospitality group that manages all-inclusive resorts in many of the regions in which we operate. With ALG’s brand management platform AMResorts, Hyatt may therefore compete against us for contracts to manage all-inclusive resorts in the Caribbean, Mexico and Latin America, and its financial and marketing resources, brand name recognition and terms of its management agreements may cause us to miss out on attractive business opportunities and adversely affect our revenues, growth strategy and profits. In addition, AMResorts, which currently also manages two of our resorts, may have interests that conflict with our interests, such as incentives to favor its other resorts over our resorts as a result of more favorable compensation arrangements or by ownership interests in these resorts.

Under our Strategic Alliance Agreement with Hilton, we have a right of first offer to franchise or manage a new Hilton all- inclusive resort under the Hilton all-inclusive resort brand (the “Hilton Brand”) within certain countries located in the Caribbean and Mexico, and certain countries in Central and South America (the “Target Markets”) through August 7, 2023. However, except for the Hilton franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hilton Brand or any other Hilton-sponsored brands. In addition, in the future, Hilton, in its sole discretion and subject to its obligations under the Hilton Strategic Alliance Agreement in the Target Markets, may (i) designate other third parties as authorized operators of resorts, or Hilton may decide to directly operate resorts, under the Hilton Brand or any other Hilton-sponsored brand, whether owned by third parties or Hilton itself and (ii) may develop or license other all- inclusive resorts in the Target Markets, even under the Hilton Brand. Additionally, outside of the Target Markets, Hilton is free to develop or license other all-inclusive resorts under the Hilton Brand and other Hilton-sponsored brands at any time.

If our brand partners compete with us and our resorts, it could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects and the market price of our ordinary shares, and could divert the attention of our senior management from other important activities.

There is increased competition from global hospitality branded companies in the all-inclusive market segment.
As demand for all-inclusive stays has increased, we have seen U.S. and European global hospitality branded companies enter the all-inclusive market segment. Increased competition from global branded hospitality companies may result in reduced market share and lower returns on investment for us as the increasing interest of global hospitality brands in the all-inclusive segment attracts more institutional capital to our target markets, increasing competition for the acquisition of hospitality assets. The entrance by global branded hospitality companies into the all-inclusive market segment may impact our ability to secure third-party management agreements as global hospitality branded companies are able to offer management agreements bundled with their branding services and a lower fee structure, resulting in increased competition for the management of all-inclusive resorts.

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
We may develop, acquire, expand, reposition or rebrand resorts (such as the two resorts we have rebranded under the Wyndham Alltra all-inclusive brand) from time to time as suitable opportunities arise, taking into consideration general economic conditions. To the extent that we determine to develop, acquire, expand, reposition or rebrand resorts, we could be subject to risks associated with, among others:
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
We have seen certain construction timelines lengthen due to competition for skilled construction labor, disruption in the supply chain for materials, and the impact of COVID-19 generally, and these circumstances could continue or worsen in the future. As a result of the foregoing, we cannot assure you that any development, acquisition, expansion, repositioning and rebranding project will be completed on time or within budget or if the ultimate rates of investment return are below the returns forecasted at the time the project was commenced. If we are unable to complete a project on time or within budget, the resort’s projected operating results may be adversely affected, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Given the beachfront locations of our resorts, we are particularly vulnerable to extreme weather events, such as hurricanes, which may increase in frequency and severity as a result of climate change and adversely affect our business.
We have been and may continue to be adversely impacted by the consequences of climate change, such as increases in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature, which have resulted and may continue to result in physical damage or a decrease in demand for our properties, all of which are located in coastal beachfront locations that are vulnerable to significant property damage from hurricanes, tropical storms and flooding. For example, in 2021, 2020 and 2019, we incurred hurricane and tropical storm repair expenses of $0.5 million, $1.5 million, and $0 million, respectively, which were not offset by insurance proceeds. Although a majority of our expenses have been offset by insurance proceeds, there is no assurance that, given the increasing burdens on insurance companies from extreme weather events, we will be able to continue to obtain adequate insurance against these types of losses, or that our insurers will in the future be in a position to satisfy our claims. In addition, the costs of insurance against these types of events has increased in recent years. For example, in 2021 our property insurance costs of our comparable resorts were 17.1% higher than 2018.
In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures, such as a result of changes in building codes or requirements to improve the energy efficiency of the properties.
Climate change also presents additional risks beyond our control which can adversely impact demand for hospitality products and services, our operations, and our financial results. For example, most of our properties are located at or around sea level, and are therefore vulnerable to rising sea levels and erosion. Climate change-related impacts may also result in a scarcity of resources, such as water and energy, at some or all of the regions in which our results are located. Furthermore, increasing awareness around sustainability, the impact of air travel on climate change and the impact of over-tourism may contribute to a reduction in demand from certain guests visiting our resorts.
The coastlines of a number of the regions where our resorts are concentrated have experienced elevated levels of sargassum seaweed in recent years.
Many of our resorts are beach-front properties that have been exposed to elevated levels of sargassum seaweed. In recent years, the amount of sargassum that has washed up onshore in various geographies in Mexico has increased. If not removed promptly, the seaweed can overrun the beach, making it difficult to swim in the water and generating a foul odor if it is allowed to rot. The heightened level of sargassum in recent years has led to negative media coverage and increased awareness of the potential problem and has required additional operating expenses to remove it. Although we do our best to remove the seaweed and prevent the build-up, the exact cause of overgrowth is unknown.
Our insurance may not be adequate to cover our potential losses, liabilities and damages, the cost of insurance may continue to increase materially, including as a result of extreme weather events that may be related to climate change, and we may not be able to secure insurance to cover all of our risks, all of which could have a material adverse effect on us.
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
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2021, we directly and indirectly employed approximately 12,300 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.
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
Many of our guests depend on a combination of scheduled commercial airline services and tour operator services to transport them to airports near our resorts. Increases in the price of airfare, due to increases in fuel prices, reductions in service, or other factors such as inflation, would increase the overall vacation cost to our guests and may adversely affect demand for our vacation packages. Changes in commercial airline services or tour operator services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings, could have a material adverse effect on us, including our occupancy rates and revenue and, therefore, our liquidity and results of operations.
The ongoing need for capital expenditures at our resorts could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
Our resorts have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. In addition, Hyatt, Hilton and Wyndham will require periodic capital improvements by us as a condition of maintaining the use of their brands. In addition to liquidity risks, these capital improvements may result in declines in revenues while rooms or restaurants are out of service due to capital improvement projects or other risks. The costs of these capital improvements or any of the above noted factors could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
We have substantial debt outstanding currently and may incur additional debt in the future. The principal, premium, if any, and interest payment obligations of such debt may restrict our future operations and impair our ability to invest in our business.
As of December 31, 2021, our total debt obligations were $1,151.2 million which represents the principal amounts outstanding under our term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term Loan, the “Senior Secured Credit Facility”), our additional senior secured credit facility (the “Additional Credit Facility”), our property loan agreement (the “Property Loan”) and finance lease obligations, excluding $4.3 million of issuance discounts and $7.7 million of unamortized debt issuance costs. In addition, the terms of the Senior Secured Credit Facility will permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
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

A portion of our borrowings, specifically $169.2 million under our Senior Secured Credit Facility and Additional Credit Facility, bears interest at floating interest rates pegged to LIBOR as it is not hedged by interest rate swaps. On November 30, 2020, the U.S. Federal Reserve Board, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency issued a joint statement expressing support for a plan to cease publication of the one week and two month LIBOR rates after December 31, 2021, and the remaining LIBOR rates after June 30, 2023, and encouraging banks to transition away from LIBOR prior to its discontinuance. Accordingly, it is highly likely that the LIBOR indices for the primary LIBOR rates under our Senior Secured Credit Facility and Additional Credit Facility will be discontinued after June 30, 2023, and, until our Senior Secured Credit Facility and Additional Credit Facility are modified to provide for a specific benchmark replacement, it is unclear what rate will thereafter apply to such credit facilities. At this time, it is not possible to predict with certainty the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. The New York Federal Reserve has been publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), since April 2018 and on July 29, 2021, such rate was formally recommended as a replacement of LIBOR by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. While SOFR appears to be the preferred replacement rate for LIBOR, regulators have not required lenders to transition to SOFR, lenders remain free to offer the replacement rate of their choice, and there can be no assurance as to the effect or timing of such adoption. The transition to a new index could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. We continue to evaluate when we might amend the terms of our credit facilities that are indexed to LIBOR to replace such rate with SOFR or such other standard that is established, which could have a material adverse effect on us, including on our cost of funds, access to capital markets and financial results.

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
The nature of our business has exposed us to disputes or legal, regulatory and other proceedings from time to time relating to tax matters, environmental matters, government regulations, including licensing and permitting requirements, food and beverages safety regulations, personal injury, labor and employment matters, contract disputes and other issues. In addition, amenities at our resorts, including restaurants, bars, casinos, and swimming pools, are subject to significant regulations, and government authorities may disagree with our interpretations of these regulations, or may enforce regulations that historically have not been enforced. Such disputes, individually or collectively, could adversely affect our business by distracting our management from the operation of our business or impacting our market reputation with our guests. If these disputes develop into proceedings or judgments, these proceedings or judgments, individually or collectively, could distract our senior management, disrupt our business or involve significant expenditures and our reserves relating to ongoing proceedings, if any, may ultimately prove to be inadequate, any of which could have a material adverse effect on us, including our financial results.
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
With respect to the applicable resorts:
•Two of the acquired resorts, Wyndham Alltra Cancún and Hyatt Zilara Cancún, were built prior to implementation of the MIA in 1988 and, therefore, required no such authorization. However, certain renovations to these resorts were carried out after 1988 without an MIA because the prior owner determined that no authorization was needed pursuant to an exception in the Mexican law. We can give no assurance that the Mexican authorities will have the same interpretation of the applicability of the exception as the prior owner.
•The remaining two resorts, Hilton Playa del Carmen All-Inclusive Resort and Wyndham Alltra Playa del Carmen, were constructed after 1988 without the required MIA and ETJ authorizations. Notwithstanding the foregoing, those resorts were operated by the prior owner, and since our Predecessor’s acquisition at the time of our Predecessor’s formation transaction have been operated by our Predecessor and us, with no interference in the normal course of business.
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
•the occurrence of natural or man-made disasters, such as earthquakes, tsunamis, hurricanes, floods, and oil spills;
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
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. Although the trend has been disrupted in the last two years by the impacts of the COVID-19 pandemic, the seasonality of the lodging industry and the location of our resorts in Mexico and the Caribbean will generally result in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations and liquidity, which are consistently higher during the first quarter of each year than in successive quarters. We can provide no assurances that these seasonal fluctuations will, in the future, be consistent with our historical experience or whether any shortfalls that occur as a result of these fluctuations will not have a material adverse effect on us.
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
We, Hyatt, Hilton, Wyndham, our third-party resort manager and other third-party service providers collect, use and retain large volumes of guest data, including credit card numbers and other personally identifiable information, for business, marketing and other purposes in our, Hyatt’s, Hilton’s, Wyndham’s, our third-party resort manager’s and other third-party service providers’ various information technology systems, which enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. We, Hyatt, Hilton, Wyndham, our third-party resort manager and other third-party service providers store and process such internal and guest data both at on-site facilities and at third-party owned facilities including, for example, in a third-party hosted cloud environment. The integrity and protection of our guest, employee and company data, as well as the continuous operation of our, Hyatt’s, Hilton’s, Wyndham’s, our third-party resort manager’s and other third-party service providers’ systems, is critical to our business. Our guests and employees expect that we will adequately protect their personal information. The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-criminals have been recently targeting the lodging industry. We continue to develop and enhance controls and security measures to protect against the risk of theft, loss or fraudulent or unlawful use of guest, employee or company data, and we maintain an ongoing process to re-evaluate the adequacy of our controls and measures.
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
We generally seek to structure our business activities in the jurisdictions in which we operate in a manner that is tax-efficient, taking into account the relevant tax laws, rules and regulations. However, tax laws, rules and regulations in these jurisdictions are complex and are subject to change as well as subject to interpretation by local tax authorities and courts. There can be no assurance that these tax laws, rules and regulations (or interpretations thereof) will not change, possibly with retroactive effect, or that local tax authorities may not otherwise successfully assert positions contrary to those taken by us. In any such case, we may be required to operate in a less tax-efficient manner, incur costs and expenses to restructure our operations and/or owe past taxes (and potentially interest and penalties), which in each case could negatively impact our operations. For example, we will need to renegotiate our agreements which determine our taxes in the Dominican Republic, known as advanced pricing agreements, with The Ministry of Finance of the Dominican Republic when our current agreements expire.
In October 2021, the OECD released an outline that describes the conceptual agreement between 136 countries on fundamental reforms to international tax rules. The OECD outline suggests that these reforms be implemented by 2023, but implementation is contingent upon the independent actions of participating countries to enact law changes. If enacted into law, in whole or in part, this proposed change to international tax rules could have a negative impact to our effective tax rate. The outline provides for two primary “Pillars”, however only Pillar Two, which provides for a global minimum corporate tax rate of 15%, is expected to be applicable to us. Pillar One is not expected to be applicable as Playa does not expect to meet the €20 billion turnover threshold in the foreseeable future.
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
As of the date of this annual report, there is no treaty in effect between the United States and the Netherlands providing for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. With respect to choice of court agreements in civil or commercial matters, it is noted that the Hague Convention on Choice of Court Agreements entered into force for the Netherlands, but has not entered into force for the United States. Accordingly, a judgment rendered by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment for the payment of money rendered by a court in the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to a foreign judgment if (i) the jurisdiction of the foreign court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the foreign court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such foreign judgment is not contrary to Dutch public order and (iv) the judgment by the foreign court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for acknowledgment in the Netherlands. Even if such a foreign judgment is giving binding effect, a claim based thereon may, however, still be rejected if the foreign judgment is not or no longer formally enforceable.
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

Sagicor owns a significant number of our ordinary shares and has representation on our Board, and may have interests that differ from those of our other shareholders.
As of January 31, 2022, approximately 7.5% of our outstanding ordinary shares were beneficially owned by Sagicor Financial Corporation Limited and its designated director on our Board. As a result, Sagicor may be able to influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as this shareholder and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and have the right to designate members of our Board and/or one or more committees thereof, this shareholder may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. This shareholder’s influence over our management could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Prospective investors in our ordinary shares should consider that the interests of this shareholder may differ from their interests in material respects.
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
Moreover, our Board can invoke a cooling-off period of up to 250 days in the event of certain unsolicited takeover offers and shareholder activism. During a cooling-off period, our General Meeting would not be able to dismiss, suspend or appoint members of the Board (or amend the provisions in our Articles of Association dealing with those matters) except at the proposal of our Board.
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
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
As of December 31, 2021, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa(1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa Del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún(3)	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008, 2021	438
Hyatt Zilara Riviera Maya(4)	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003	291
Total Rooms Operated					1,242
Total Rooms Owned and Operated					8,366

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

Item 3. Legal Proceedings.

The information contained under the heading “Litigation, claims and assessments” in Note 7 – Commitments and contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.

Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our ordinary shares have been traded on Nasdaq under the symbol “PLYA” since March 13, 2017.
Shareholder Information
As of February 21, 2022, we had 165,778,067 ordinary shares outstanding that were held by approximately 60 shareholders of record, which does not include Depository Trust Company participants, beneficial owners holding shares through nominee names or our employees holding restricted shares granted pursuant to our 2017 Omnibus Incentive Plan that have not vested.
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

Performance Graph
The graph below compares the cumulative total return for our ordinary shares from March 13, 2017 through December 31, 2021 with the comparable cumulative return of two indices: the Dow Jones United States Travel and Leisure Index (“DOW JONES US TRAVEL & LEISURE”) and the Russell 2000 Index (“RUSSELL 2000”). The graph assumes $100 was invested on March 13, 2017 in our ordinary shares and the two indices presented.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
None.
Item 6. Intentionally Omitted
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses 2020 and 2021 items and year-to-year comparisons between 2020 and 2021. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2021, Playa owned and/or managed a total portfolio consisting of 22 resorts (8,366 rooms) located in Mexico, Jamaica, and the Dominican Republic:
•In Mexico, Playa owns and manages Hyatt Zilara Cancún, Hyatt Ziva Cancún, Wyndham Alltra Cancún, Wyndham Alltra Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta, and Hyatt Ziva Los Cabos;
•In Jamaica, Playa owns and manages Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa;
•In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana; and
•Playa owns two resorts in the Dominican Republic that are managed by a third-party and manages five resorts on behalf of third-party owners.
Playa’s strategy is to leverage its globally recognized brand partnerships and proprietary in-house direct booking capabilities to capitalize on the growing popularity of the all-inclusive resort model and reach first-time all-inclusive consumers in a cost effective manner. We believe that this strategy should position us to generate attractive returns for our shareholders, build lasting relationships with our guests, and enhance the lives of our associates and the communities in which we operate.
For the year ended December 31, 2021, we generated a net loss of $89.7 million, total revenue of $534.6 million, Net Package RevPAR of $159.88 and Adjusted EBITDA of $99.2 million. For the year ended December 31, 2020, during which time our operations were severely impacted by COVID-19, we generated a net loss of $262.4 million, total revenue of $273.2 million, Net Package RevPAR of $76.61 and Adjusted EBITDA of ($21.2) million.
Impact of COVID-19 Pandemic
The COVID-19 pandemic and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, the travel and hospitality industries and our business starting in the first quarter of 2020. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing,” as well as overall changes in consumer demand, have significantly disrupted global leisure travel, and have adversely impacted global commercial activity. We expect that the continuing fallout will create headwinds for global travel even after government restrictions are lifted.
Due to the spread of the COVID-19 pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020. We subsequently began reopening our resorts on July 1, 2020, but occupancy levels at all of our resorts have remained below historical levels due to the continuing effects of the pandemic. All of our resorts were reopened by December 31, 2020, except for the Capri Resort which was sold in June 2021, and all of our resorts continue to be open as of December 31, 2021.

The suspension of operations at our resorts during part of 2020, and the reduced occupancy at the resorts since they have reopened, adversely affected our liquidity. As of December 31, 2021, we had $270.1 million of available cash, excluding $23.5 million of restricted cash. We took the following measures during the fiscal years 2020 and 2021 to mitigate the impact of the effects of the COVID-19 pandemic on our liquidity position:
•raised $224.0 million of additional capital during the second quarter of 2020 from affiliates of Davidson Kempner Capital Management L.P. in the form of $204.0 million of additional debt financing and $20.0 million of equity financing at $4.10 per share;
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
•deferred substantially all of our non-critical capital expenditures planned for 2020 and 2021;
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
•sold the Dreams Puerto Aventuras in February 2021 for a total cash consideration of $34.5 million; and
•sold the Capri Resort in June 2021 for a total cash consideration of $55.0 million.
The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, including the Delta and Omicron variants, the government actions taken to contain the pandemic or mitigate its impact, the speed, continuing effectiveness and distribution of vaccines (including boosters) and treatment therapies, the rate of public adoption of COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates, labor-force availability (including as a result of vaccine mandates), disruption in the supply chain for materials and consumer discretionary spending, among others. We cannot predict when the effects of the pandemic will subside, and thus we cannot predict whether our resorts will be permitted to remain open or when our business will return to normalized or even to break-even levels. There also can be no guarantee that when the effects of the pandemic subside that there will not be continuing resurgences of the virus or that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The longer and more severe the pandemic, and the actual occurrence or even the possibility of repeat or cyclical outbreaks of the virus beyond the one currently being experienced, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our indebtedness. See Part I, Item 1A. Risk Factors included elsewhere in this report for additional information.

Results of Operations

Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change	% Change
Revenue
Package	$437,950	$229,447	$208,503	90.9%
Non-package	88,592	40,746	47,846	117.4%
Management fees	2,291	807	1,484	183.9%
Cost reimbursements	5,806	2,189	3,617	165.2%
Total revenue	534,639	273,189	261,450	95.7%
Direct and selling, general and administrative expenses
Direct	326,979	209,832	117,147	55.8%
Selling, general and administrative	119,895	104,188	15,707	15.1%
Depreciation and amortization	81,508	92,570	(11,062)	(11.9)%
Reimbursed costs	5,806	2,189	3,617	165.2%
Impairment loss	24,011	55,619	(31,608)	(56.8)%
Loss on sale of assets	676	2,021	(1,345)	(66.6)%
Gain on insurance proceeds	—	(2,993)	2,993	100.0%
Direct and selling, general and administrative expenses	558,875	463,426	95,449	20.6%
Operating loss	(24,236)	(190,237)	166,001	87.3%
Interest expense	(71,378)	(81,942)	10,564	12.9%
Other expense	(1,471)	(1,164)	(307)	(26.4)%
Net loss before tax	(97,085)	(273,343)	176,258	64.5%
Income tax benefit	7,403	10,973	(3,570)	(32.5)%
Net loss	$(89,682)	$(262,370)	$172,688	65.8%

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
Our comparable portfolio for the year ended December 31, 2021 excludes the following resorts:
•Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020;
•Dreams Puerto Aventuras, which was sold in February 2021; and
•Capri Resort, which was sold in June 2021.

    Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	51.6%	26.9%	24.7	pts	91.8%
Net Package ADR	$309.94	$284.84	$25.10		8.8%
Net Package RevPAR	$159.88	$76.61	$83.27		108.7%
	($ in thousands)
Net Package Revenue	$425,760	$221,659	$204,101		92.1%
Net Non-package Revenue	87,746	40,473	47,273		116.8%
Management Fee Revenue	2,291	807	1,484		183.9%
Total Net Revenue	515,797	262,939	252,858		96.2%
Adjusted EBITDA	$99,171	$(21,173)	$120,344		568.4%
Adjusted EBITDA Margin	19.2%	(8.1)%	27.3	pts	337.0%
    Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	52.7%	26.3%	26.4	pts	100.4%
Net Package ADR	$310.49	$292.84	$17.65		6.0%
Net Package RevPAR	$163.53	$76.96	$86.57		112.5%
	($ in thousands)
Net Package Revenue	$425,218	$199,821	$225,397		112.8%
Net Non-package Revenue	87,112	36,226	50,886		140.5%
Management Fee Revenue	2,291	807	1,484		183.9%
Total Net Revenue	514,621	236,854	277,767		117.3%
Adjusted EBITDA	$100,058	$(21,798)	$121,856		559.0%
Adjusted EBITDA Margin	19.4%	(9.2)%	28.6	pts	310.9%
Total Revenue and Total Net Revenue
Our total revenue for the year ended December 31, 2021 increased $261.5 million, or 95.7%, compared to the year ended December 31, 2020.
Our Total Net Revenue for the year ended December 31, 2021 increased $252.9 million, or 96.2%, compared to the year ended December 31, 2020. The increase was primarily a result of the resumption of resort operations for the entirety of 2021 as compared to the year ended December 31, 2020, when we closed all of our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations. We believe the increase in Total Net Revenue for the year ended December 31, 2021 was also due to an increase in Net Package ADR as a result of pent-up customer demand following COVID-19 related travel restrictions and vaccine availability, and our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts.
Our Total Net Revenue for the year ended December 31, 2021 includes a $1.3 million favorable value-added tax (“VAT”) impact following OECD guidelines for Transfer Pricing for Multinational Enterprises as a result of the economic impact of the COVID-19 pandemic. This VAT adjustment resulted in a $0.94 favorable impact in Net Package ADR. Additionally, Net Package ADR of $309.94 for the year ended December 31, 2021 benefited by an additional $4.95 as a result of a change in billing methodology of an online travel agency (“OTA”), which required Playa to present this revenue gross of commissions under U.S. GAAP. Excluding the aforementioned adjustments, Net Package ADR would have been $304.05.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2021	2020	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$425,218	$199,821	$225,397	112.8%
Non-comparable Net Package Revenue	542	21,838	(21,296)	(97.5)%
Net Package Revenue	425,760	221,659	204,101	92.1%

Net Non-package Revenue
Comparable Net Non-package Revenue	87,112	36,226	50,886	140.5%
Non-comparable Net Non-package Revenue	634	4,247	(3,613)	(85.1)%
Net Non-package Revenue	87,746	40,473	47,273	116.8%

Management Fee Revenue
Comparable Management Fee Revenue	2,291	807	1,484	183.9%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	2,291	807	1,484	183.9%

Total Net Revenue
Comparable Total Net Revenue	514,621	236,854	277,767	117.3%
Non-comparable Total Net Revenue	1,176	26,085	(24,909)	(95.5)%
Total Net Revenue	515,797	262,939	252,858	96.2%
Compulsory tips	13,036	8,061	4,975	61.7%
Cost Reimbursements	5,806	2,189	3,617	165.2%
Total revenue	$534,639	$273,189	$261,450	95.7%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2021	2020	Change	% Change
Direct expenses	$326,979	$209,832	$117,147	55.8%
Less: compulsory tips	13,036	8,061	4,975	61.7%
Net Direct Expenses	$313,943	$201,771	$112,172	55.6%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses for the year ended December 31, 2021 were $313.9 million, or 60.9% of Total Net Revenue. Our Net Direct Expenses for the year ended December 31, 2020 were $201.8 million, or 76.7% of Total Net Revenue.
Net Direct Expenses for the year ended December 31, 2021 increased $112.2 million, or 55.6%, compared to the year ended December 31, 2020. As a percentage of Owned Net Revenue, Net Direct Expenses decreased to 61.3%, compared to 77.1% for the year ended December 31, 2020. Net Direct Expenses at our comparable properties increased $129.2 million, or 71.2%, compared to the year ended December 31, 2020. The increase in Net Direct Expenses was primarily a result of the resumption of resort operations for the entirety of 2021 as compared to the year ended December 31, 2020, when we closed all of our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic. The increase was also a result of a higher rate of inflation in 2021 as compared to 2020, particularly in the second half of 2021. See the “Inflation” section for additional discussion. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.

Net Direct Expenses consists of the following ($ in thousands):

Total Portfolio

	Year Ended December 31,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$68,885	$36,155	$32,730	90.5%
Guest costs	24,558	9,555	15,003	157.0%
Salary and wages	117,282	87,119	30,163	34.6%
Repairs and maintenance	16,629	11,699	4,930	42.1%
Utilities and sewerage	35,481	25,094	10,387	41.4%
Licenses and property taxes	2,992	3,224	(232)	(7.2)%
Incentive and management fees	1,492	1,162	330	28.4%
Franchise/license fees	24,192	12,874	11,318	87.9%
Transportation and travel expenses	4,281	2,844	1,437	50.5%
Laundry and cleaning expenses	4,672	3,022	1,650	54.6%
Property and equipment rental expense	2,335	1,090	1,245	114.2%
Entertainment expenses and decoration	6,917	3,948	2,969	75.2%
Office supplies	996	623	373	59.9%
Other operational expenses	3,231	3,362	(131)	(3.9)%
Total Net Direct Expenses	$313,943	$201,771	$112,172	55.6%
Comparable Portfolio

	Year Ended December 31,		Increase/Decrease
	2021	2020	Change	% Change
Food and beverages	$68,739	$32,356	$36,383	112.4%
Guest costs	24,253	8,525	15,728	184.5%
Salary and wages	115,245	78,317	36,928	47.2%
Repairs and maintenance	16,508	9,742	6,766	69.5%
Utilities and sewerage	35,295	22,974	12,321	53.6%
Licenses and property taxes	2,854	2,936	(82)	(2.8)%
Incentive and management fees	1,450	580	870	150.0%
Franchise/license fees	24,192	12,882	11,310	87.8%
Transportation and travel expenses	4,249	2,525	1,724	68.3%
Laundry and cleaning expenses	4,664	2,731	1,933	70.8%
Property and equipment rental expense	2,324	995	1,329	133.6%
Entertainment expenses and decoration	6,899	3,496	3,403	97.3%
Office supplies	993	588	405	68.9%
Other operational expenses	2,988	2,760	228	8.3%
Total Net Direct Expenses	$310,653	$181,407	$129,246	71.2%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2021 increased $15.7 million, or 15.1%, compared to the year ended December 31, 2020. The higher occupancy levels at our resorts in 2021 as compared to 2020 resulted in a $10.3 million increase in commissions expenses, a $5.6 million increase in credit card commissions, and a $4.1 million increase in advertising expense. The increase in commissions expenses includes $6.8 million that was a result of a change in billing methodology of an OTA in 2021, which required Playa to present the commissions on a gross basis under U.S. GAAP. We also experienced a $2.4 million increase in corporate personnel costs due to the reinstatement of full executive and employee salaries and the hiring of additional resources as we recovered from the effects of COVID-19. Additionally, our January 2021 grants of restricted and performance share awards (see Note 11 to the Consolidated Financial Statements) drove a $3.0 million increase in share-based compensation expense over the prior year.
These increases in selling, general and administrative expenses were partially offset by a $3.8 million decrease in our provision for doubtful accounts due to the economic recovery from the COVID-19 pandemic and its effect on tour operators and travel agencies. Additionally, the sales of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, Dreams Puerto Aventuras in February 2021, and Capri Resort in June 2021 resulted in a $2.1 million decrease in insurance expenses and a $1.2 million decrease in property selling, general and administrative expenses.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2021 decreased $11.1 million, or 11.9%, compared to the year ended December 31, 2020, primarily as a result of a $7.7 million decrease from our dispositions of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, the Dreams Puerto Aventuras in February 2021, and the Capri Resort in June 2021, and a $1.8 million decrease due to accelerated depreciation incurred in 2020 related to the completion of renovation projects at the Hilton Playa del Carmen All-Inclusive Resort.
Impairment Loss
Our impairment loss for the year ended December 31, 2021 decreased $31.6 million, or 56.8%, compared to the year ended December 31, 2020. The decrease was driven by $25.3 million of property and equipment impairment recognized upon classification of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark as held for sale in May 2020 and an additional $10.6 million of property and equipment impairment recognized upon classification of the Dreams Puerto Aventuras as held for sale in November 2020. We also recognized $17.7 million of goodwill impairment resulting from the decrease in forecasted future cash flows during the first quarter of 2020 from the temporary suspension of operations from COVID-19, as we fully impaired the goodwill of our Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa and Jewel Paradise Cove Beach Resort & Spa reporting units and recognized $2.1 million of goodwill impairment losses at the Hilton Rose Hall Resort & Spa reporting unit during the fourth quarter of 2020. These decreases were partially offset by $24.0 million of property and equipment impairment losses recognized during the year ended December 31, 2021 upon classification of the Capri Resort as held for sale in March 2021.
Loss on Sale of Assets
Our loss on sale of assets for the year ended December 31, 2021 decreased $1.3 million, or 66.6%, as compared to the year ended December 31, 2020. The decrease was due to the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020, which resulted in a $1.8 million loss during the year ended December 31, 2020. We recognized a loss of $0.5 million on the sale of the Capri Resort in June 2021.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the year ended December 31, 2021 decreased $3.0 million, or 100.0%, as compared to the year ended December 31, 2020 as a result of insurance proceeds received for the temporary suspension of operations at all of our resorts in late March 2020 due to the COVID-19 pandemic. We had no gain on insurance proceeds during the year ended December 31, 2021.
Interest Expense
Our interest expense for the year ended December 31, 2021 decreased $10.6 million, or 12.9%, as compared to the year ended December 31, 2020. The decrease in interest expense was driven primarily by $20.2 million related to the change in fair value of our interest rate swaps. In March 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. After the adoption of hedge accounting, we recorded the change in fair value of our interest rate swaps through other comprehensive income (loss). Due to the significant drop in interest rates during 2020 related to the onset of the COVID-19 pandemic, our cash flow hedge was deemed ineffective in March 2020, resulting in the recognition of losses on the change in fair value of our interest rate swaps through interest expense. In addition, interest on our Revolving Credit Facility for the year ended December 31, 2021 decreased by $2.6 million compared to the same period last year due to the repayment of the entire outstanding balance in February 2021. These decreases were partially offset by additional interest expense from the Additional Senior Secured Credit Facility and Property Loan of $4.0 million and $4.9 million, respectively, additional interest expense on our Term Loan of $1.5 million, as well as additional discount accretion and financing costs of $1.5 million.

Cash interest paid was $78.9 million for the year ended December 31, 2021, representing an $8.9 million, or 12.8% increase as compared to the year ended December 31, 2020. Cash interest paid increased due to the Additional Senior Secured Credit Facility and Property Loan of $4.3 million and $4.9 million, respectively, as both agreements were executed in June 2020.
Income Tax Benefit

The income tax benefit for the year ended December 31, 2021 was $7.4 million, a decrease of $3.6 million compared to the year ended December 31, 2020, during which we reported an income tax benefit of $11.0 million. The decrease in tax benefit was driven primarily by:

•$44.1 million reduction in tax benefit due to a reduction in book losses;
•$7.9 million reduction in tax benefit due to hybrid tax jurisdictions; and
•$7.8 million reduction in tax benefit due to changes in statutory tax rates.

These decreases were partially offset by:

•$27.4 million increase in tax benefit due to changes in valuation allowances recorded;
•$17.3 million increase in tax benefit from rate-favorable jurisdictions;
•$6.9 million increase in tax benefit due to decreases in non-deductible expenses; and
•$4.9 million increase in tax benefit due to non-recurring goodwill impairments recorded in 2020.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was immaterial to our operations for the years ended December 31, 2021, 2020 and 2019, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
We include the non-service cost components of net periodic pension cost recorded within other expense in the Consolidated Statements of Operations in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
For a reconciliation of EBITDA, Adjusted EBITDA and Owned Resort EBITDA to net loss as computed under U.S. GAAP, see “Non-U.S. GAAP Financial Measures.”
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
Our comparable resorts for the year ended December 31, 2021 exclude the following resorts: Jewel Dunn's River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020, Dreams Puerto Aventuras, which was sold in February 2021, and Capri Resort, which was sold in June 2021.

A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Years Ended December 31, 2021 and 2020
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$188,911	$109,629	$79,282	72.3%
Pacific Coast	76,811	33,065	43,746	132.3%
Dominican Republic	149,774	49,898	99,876	200.2%
Jamaica	97,036	69,173	27,863	40.3%
Segment Owned Net Revenue	512,532	261,765	250,767	95.8%
Other	974	367	607	165.4%
Management Fee Revenue	2,291	807	1,484	183.9%
Total Net Revenue	$515,797	$262,939	$252,858	96.2%

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$59,538	$17,783	$41,755	234.8%
Pacific Coast	23,776	4,281	19,495	455.4%
Dominican Republic	38,141	(6,694)	44,835	669.8%
Jamaica	14,826	(1,284)	16,110	1,254.7%
Segment Owned Resort EBITDA	136,281	14,086	122,195	867.5%
Other corporate	(39,401)	(36,066)	(3,335)	(9.2)%
Management Fee Revenue	2,291	807	1,484	183.9%
Total Adjusted EBITDA	$99,171	$(21,173)	$120,344	568.4%
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income or loss, respectively, each as computed under U.S. GAAP, see Note 18 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the years ended December 31, 2021 and 2020 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	56.0%	33.2%	22.8	pts	68.7%
Net Package ADR	$335.48	$283.15	$52.33		18.5%
Net Package RevPAR	$187.92	$93.94	$93.98		100.0%
	($ in thousands)
Net Package Revenue	$157,633	$93,585	$64,048		68.4%
Net Non-package Revenue	31,278	16,044	15,234		95.0%
Owned Net Revenue	188,911	109,629	79,282		72.3%
Owned Resort EBITDA	$59,538	$17,783	$41,755		234.8%
Owned Resort EBITDA Margin	31.5%	16.2%	15.3	pts	94.4%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	60.0%	34.5%	25.5	pts	73.9%
Net Package ADR	$337.15	$302.39	$34.76		11.5%
Net Package RevPAR	$202.35	$104.22	$98.13		94.2%
	($ in thousands)
Net Package Revenue	$157,020	$81,093	$75,927		93.6%
Net Non-package Revenue	30,726	13,317	17,409		130.7%
Owned Net Revenue	187,746	94,410	93,336		98.9%
Owned Resort EBITDA	$60,914	$18,608	$42,306		227.4%
Owned Resort EBITDA Margin	32.4%	19.7%	12.7	pts	64.5%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2021 increased $93.3 million, or 98.9%, compared to the year ended December 31, 2020. We believe this increase was primarily a result of pent-up customer demand following COVID-19 related travel restrictions and vaccine availability, and our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts, but also due to the following:
•the resorts being open for the entirety of 2021 as compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic;
•a $10.15 favorable Comparable Net Package ADR impact as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP; and
•a $2.43 favorable Comparable Net Package ADR impact driven by a favorable $1.1 million VAT adjustment to Comparable Owned Net Revenue following OECD guidelines for Transfer Pricing for Multinational Enterprises as a result of the economic impact of the COVID-19 pandemic.
Excluding the aforementioned adjustments, Comparable Net Package ADR would have been $324.57 for the year ended December 31, 2021.
Compared to 2019, Comparable Net Package ADR for the year ended December 31, 2021 increased by $60.61, or 21.9%. Excluding the aforementioned adjustments, the increase would have been $48.03, or 17.4%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2021 increased $42.3 million, or 227.4%, compared to the year ended December 31, 2020. These increases were a result of the on-going revenue recovery, particularly the strong Comparable Net Package ADR increases compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the years ended December 31, 2021 and 2020 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	53.7%	25.8%	27.9	pts	108.1%
Net Package ADR	$362.28	$315.24	$47.04		14.9%
Net Package RevPAR	$194.53	$81.38	$113.15		139.0%
	($ in thousands)
Net Package Revenue	$65,751	$27,582	$38,169		138.4%
Net Non-package Revenue	11,060	5,483	5,577		101.7%
Owned Net Revenue	76,811	33,065	43,746		132.3%
Owned Resort EBITDA	$23,776	$4,281	$19,495		455.4%
Owned Resort EBITDA Margin	31.0%	12.9%	18.1	pts	140.3%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2021 increased $43.7 million, or 132.3%, compared to the year ended December 31, 2020. We believe the increase was primarily a result of pent-up customer demand following COVID-19 related travel restrictions and vaccine availability, and our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts, but also due to the following:
•the resorts being open for the entirety of 2021 as compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic;
•an $11.44 favorable Net Package ADR impact as a result of a change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP; and
•an $0.85 favorable Net Package ADR impact driven by a $0.2 million favorable VAT adjustment to Owned Net Revenue following OECD guidelines for Transfer Pricing for Multinational Enterprises as a result of the economic impact of the COVID-19 pandemic.
Excluding the aforementioned adjustments, Net Package ADR would have been $349.99 for the year ended December 31, 2021.
Compared to 2019, Net Package ADR for the year ended December 31, 2021 increased by $77.29, or 27.1%. Excluding the aforementioned adjustments, the increase would have been $65.00, or 22.8%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2021 increased $19.5 million, or 455.4%, compared to the year ended December 31, 2020. These increases were a result of the on-going revenue recovery, particularly the strong Net Package ADR increases compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the years ended December 31, 2021 and 2020 for the total segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	49.0%	18.7%	30.3	pts	162.0%
Net Package ADR	$262.86	$237.34	$25.52		10.8%
Net Package RevPAR	$128.73	$44.46	$84.27		189.5%
	($ in thousands)
Net Package Revenue	$124,231	$42,542	$81,689		192.0%
Net Non-package Revenue	25,543	7,356	18,187		247.2%
Owned Net Revenue	149,774	49,898	99,876		200.2%
Owned Resort EBITDA	$38,141	$(6,694)	$44,835		669.8%
Owned Resort EBITDA Margin	25.5%	(13.4)%	38.9	pts	290.3%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2021 increased $99.9 million, or 200.2%, compared to the year ended December 31, 2020. The increase was a result of the resorts being open for the entirety of 2021 as compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic.
Compared to 2019, Net Package ADR for the year ended December 31, 2021 increased by $72.22, or 37.9%. This increase was driven by the opening of the premium-positioned Hyatt Ziva and Hyatt Zilara Cap Cana resorts in the fourth quarter of 2019, the renovation of the Hilton La Romana All-Inclusive Resort, and our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2021 increased $44.8 million, or 669.8%, compared to the year ended December 31, 2020. These increases were a result of the on-going revenue recovery, particularly the strong Net Package ADR increases compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic.
Jamaica
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the years ended December 31, 2021 and 2020 for the total segment portfolio and comparable segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	47.9%	30.1%	17.8	pts	59.1%
Net Package ADR	$312.97	$320.30	$(7.33)		(2.3)%
Net Package RevPAR	$149.93	$96.36	$53.57		55.6%
	($ in thousands)
Net Package Revenue	$78,145	$57,950	$20,195		34.8%
Net Non-package Revenue	18,891	11,223	7,668		68.3%
Owned Net Revenue	97,036	69,173	27,863		40.3%
Owned Resort EBITDA	$14,826	$(1,284)	$16,110		1,254.7%
Owned Resort EBITDA Margin	15.3%	(1.9)%	17.2	pts	905.3%

Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2021	2020	Change		% Change
Occupancy	47.9%	28.2%	19.7	pts	69.9%
Net Package ADR	$313.25	$329.62	$(16.37)		(5.0)%
Net Package RevPAR	$150.06	$93.00	$57.06		61.4%
	($ in thousands)
Net Package Revenue	$78,216	$48,604	$29,612		60.9%
Net Non-package Revenue	18,809	9,703	9,106		93.8%
Owned Net Revenue	97,025	58,307	38,718		66.4%
Owned Resort EBITDA	$14,337	$(2,734)	$17,071		624.4%
Owned Resort EBITDA Margin	14.8%	(4.7)%	19.5	pts	414.9%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2021 increased $38.7 million, or 66.4%, compared to the year ended December 31, 2020. These increases were a result of the resorts being open for the entirety of 2021 as compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic.
Compared to 2019, Comparable Net Package ADR for the year ended December 31, 2021 decreased by $3.32, or 1.0%. This decrease is due to more stringent COVID-19 related travel restrictions in Jamaica compared to the other regions where we operate.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2021 increased $17.1 million, or 624.4%, compared to the year ended December 31, 2020. These increases were a result of the on-going revenue recovery, particularly the strong Comparable Net Package ADR increases compared to the year ended December 31, 2020, when we closed our resorts for the second quarter of 2020 and experienced severely reduced occupancy during the third and fourth quarters of 2020 as a result of the COVID-19 pandemic.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income or loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(89,682)	$(262,370)	$(4,357)
Interest expense	71,378	81,942	44,087
Income tax benefit	(7,403)	(10,973)	(17,220)
Depreciation and amortization expense	81,508	92,570	101,897
EBITDA	55,801	(98,831)	124,407
Other expense (a)	1,471	1,164	3,200
Share-based compensation	13,163	10,158	8,845
Pre-opening expense	—	—	1,452
Transaction expense (b)	1,321	2,497	6,175
Severance expense (c)	1,756	3,844	515
Other tax expense (d)	617	613	577
Contract termination fees	400	—	—
Impairment loss	24,011	55,619	6,168
Loss on sale of assets	676	2,021	—
Repairs from hurricanes and tropical storms (e)	475	1,542	—
Non-service cost components of net periodic pension (cost) benefit (f)	(520)	200	(645)
Adjusted EBITDA	$99,171	$(21,173)	$150,694
Other corporate	39,401	36,066	37,049
Management Fee Revenue	(2,291)	(807)	(1,820)
Owned Resort EBITDA	$136,281	$14,086	$185,923
Less: Non-comparable Owned Resort EBITDA (g)	(887)	625	18,961
Comparable Owned Resort EBITDA	$137,168	$13,461	$166,962
________
(a)    Represents changes in foreign exchange and other miscellaneous expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations; debt refinancing costs; other capital raising efforts; and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.
(c)    Represents expenses incurred for employee terminations.
(d)    Relates primarily to a Dominican Republic asset/revenue tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is similar to the income tax provision we eliminate from our calculation of EBITDA.
(e)    Represents expenses incurred that are not covered by insurance claims nor offset by insurance proceeds.
(f)    Represents the non-service cost components of net periodic pension (cost) benefit recorded within other expense in the Consolidated Statement of Operations. We include these benefits or costs for calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
(g)    Our comparable resorts for the year ended December 31, 2021 exclude the following resorts: Jewel Dunn's River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were sold in May 2020, Dreams Puerto Aventuras, which was sold in February 2021, and Capri Resort, which was sold in June 2021.

Seasonality
The seasonality of the lodging industry and the location of our resorts in Mexico, Jamaica and the Dominican Republic have historically resulted in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations and liquidity, which are consistently higher during the first quarter of each year than in successive quarters.
However, the COVID-19 pandemic altered this seasonal trend in both 2020 and 2021 and Net Package ADR was progressively stronger during the second, third and fourth quarters of 2021 than it was in the first quarter of 2021. See “Impact of COVID-19 Pandemic” for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Inflation
We experienced a higher rate of inflation in our direct resort expenses in 2021 as compared to 2020, particularly in the second half of 2021, which was approximately 200 basis points higher than the first half of 2021. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. We expect this trend will likely continue at least through the first half of 2022, but it could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures and the continuing effects of the COVID-19 pandemic may limit our ability to raise room rates to fully offset inflationary cost increases. See “Impact of COVID-19 Pandemic” above for more information regarding the effects of the COVID-19 pandemic on our results of operations.
Liquidity and Capital Resources
The suspension of operations at our resorts during part of 2020, and the reduced occupancy at the resorts since they have reopened, has adversely affected our liquidity. Our net cash provided by operating activities for the year ended December 31, 2021 was $29.6 million, representing a significant increase over 2020, but we expect that our cash flows from operations will be adversely affected for the duration of the COVID-19 pandemic and for a transitional period thereafter. See “Impact of COVID-19 Pandemic” above for information regarding the significant measures we took to preserve our available cash and improve our liquidity position during 2020 and 2021. Based on these actions, we believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of December 31, 2021, we had $270.1 million of available cash, excluding restricted cash, up from $146.9 million as of December 31, 2020. The increase in available cash was primarily due to improved performance across our portfolio due to the ongoing recovery from the COVID-19 pandemic and our resorts being open for the entirety of 2021 as compared to 2020, during which time we closed all of our resorts for the second quarter and experienced severely reduced occupancy during the third and fourth quarters. We also benefited from pent-up customer demand following the easing of COVID-19 related travel restrictions and increased public adoption of vaccines, as well as our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts. This combination of factors allowed us to generate positive resort-level cash flow starting in the second quarter of 2021.
Additionally, we received cash proceeds from our public equity offering of ordinary shares of $137.7 million in January 2021, our sale of the Dreams Puerto Aventuras for $34.5 million in February 2021, and sale of the Capri Resort for $55.0 million in June 2021, all of which further improved our liquidity position. These increases were partially offset by the repayment of our outstanding Revolving Credit Facility balance of $84.7 million and the Term Loan and Term A3 Loan principal repayments of $25.1 million resulting from the sale of Capri Resort. As of January 31, 2022, we had approximately $275.6 million of available cash, excluding $22.4 million of restricted cash, and also had $85.0 million available on our Revolving Credit Facility, of which $68.0 million does not mature until January 2024.
We expect to meet our long-term liquidity requirements generally through the sources of cash available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.

As of December 31, 2021, we had $127.8 million of scheduled contractual obligations in 2022, which primarily relate to servicing our outstanding debt and mandatory Term Loan repayments resulting from the sales of our resorts in 2020 and 2021. Refer to the table below for a summary of our contractual commitments.

	1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility interest payments (1)	$366	$374	$—	$—	$740
Term Loan principal payments	10,100	973,812	—	—	983,912
Term Loan interest payments (2)	61,512	67,204	—	—	128,716
Property Loan principal payments	—	—	110,000	—	110,000
Property Loan interest payments	9,440	20,661	5,992	—	36,093
Repayments of Senior Secured Credit Facilities (3)	44,015	7,260	—	—	51,275
Operating and finance lease obligations	1,825	2,935	2,886	6,023	13,669
Pension obligation	574	1,253	1,484	3,742	7,053
Total contractual obligations	$127,832	$1,073,499	$120,362	$9,765	$1,331,458
________
(1)The commitment fee, which may range from 0.25% to 0.5% depending on certain leverage ratios, was 0.5% on the $85.0 million undrawn balance of our Revolving Credit Facility as of December 31, 2021.
(2)The interest commitment on our Term Loan is calculated based on LIBOR plus 275 basis points with a 1.0% LIBOR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range between 3.75% and 5.60%. Interest payments were calculated using the forecasted one-month forward-looking LIBOR curve.
(3)Under the terms of the Existing Credit Agreement and Second Amendment, we are required to use the net proceeds from the sale of assets, subject to certain exceptions, to repay the proportionate balance on our Senior Secured Credit Facility and Term A3 Loan. See Note 4, “Property and equipment,” to our Consolidated Financial Statements for more information.
In addition, as of December 31, 2021 we have budgeted between $30.0 million and $35.0 million of capital expenditures for 2022, a vast majority of which is related to maintenance of our resorts.
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

Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements ($ in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$29,644	$(99,938)
Net cash provided by investing activities	73,400	29,412
Net cash provided by financing activities	17,673	222,455
Increase in cash, cash equivalents, and restricted cash	$120,717	$151,929
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. Our net cash provided by operating activities for the year ended December 31, 2021 was $29.6 million, compared to $99.9 million of net cash used in operating activities for the year ended December 31, 2020. The increase was primarily due to improved performance across our portfolio due to the ongoing recovery from the COVID-19 pandemic and our resorts being open for the entirety of 2021 as compared to 2020, during which time we closed all of our resorts for the second quarter and experienced severely reduced occupancy during the third and fourth quarters.
Cash Flows from Investing Activities
    For the years ended December 31, 2021 and 2020, our net cash provided by investing activities was $73.4 million and $29.4 million, respectively.
Activity for the year ended December 31, 2021:
•Net proceeds from the sale of assets, including the Capri Resort and Dreams Puerto Aventuras, of $89.2 million;
•Purchases of property and equipment, which primarily consisted of maintenance expenditures, of $17.3 million;
•Purchases of intangible assets, which primarily related to our integrated enterprise resource planning system, of $0.3 million; and
•Receipt of key money of $1.9 million in accordance with the terms of our franchise agreements.
Activity for the year ended December 31, 2020:
•Net proceeds from the sale of assets, including the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, of $58.3 million;
•Purchases of property and equipment of $36.4 million
◦Included $18.7 million in payments for prior year non-cash purchases of property and equipment related to our Hilton renovation projects and construction of the Hyatt Ziva and Hyatt Zilara Cap Cana;
•Purchases of intangible assets of $1.0 million; and
•Receipt of key money of $8.5 million in accordance with the terms of our franchise agreements.
Capital Expenditures
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise and license agreements and management agreements. Capital expenditures made to extend the service life or increase the capacity of our assets, including expenditures for the replacement, improvement or expansion of existing capital assets (i.e., maintenance capital expenditures), differ from ongoing repair and maintenance expense items, which do not in our judgment extend the service life or increase the capacity of assets and are charged to expense as incurred. We have approval rights over capital expenditures made by our third-party manager as part of the annual budget process for each property they manage. From time to time, certain of our resorts may be undergoing renovations as a result of our decision to upgrade portions of the resorts, such as guestrooms, public space, meeting space, gyms, spas and/or restaurants, in order to better compete with other resorts in our markets. Due to the impacts of the COVID-19 pandemic on our liquidity, we deferred substantially all potential development, expansion, renovation, repositioning and rebranding projects in 2020 and 2021.
Cash Flows from Financing Activities
Our net cash provided by financing activities was $17.7 million for the year ended December 31, 2021, compared to $222.5 million for the year ended December 31, 2020.
Activity for the year ended December 31, 2021:
•Net proceeds from our January 2021 equity issuance of $137.7 million;
•Principal payments on our Term Loan, including the repayments as a result of the sale of Capri Resort, of $34.5 million; and
•Repayments on our Revolving Credit Facility of $84.7 million.
Activity for the year ended December 31, 2020:
•Net proceeds from our June 2020 debt issuance of $199.6 million;
•Proceeds from borrowings on our Revolving Credit Facility of $40.0 million;
•Net proceeds from our June 2020 equity issuance of $19.6 million;
•Quarterly principal payments on our Term Loan of $10.1 million;
•Issuance costs of debt of $8.7 million;
•Repayments on our Revolving Credit Facility of $15.3 million; and
•Purchases of ordinary shares of $2.5 million.
Share Repurchases and Dividends
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as means of returning capital to our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. We have purchased a total of 2,178,837 shares and there was approximately $83.5 million remaining under our share repurchase authorization as of December 31, 2021. As part of our cash preservation efforts given our liquidity position as a result of the COVID-19 pandemic, we suspended repurchases of our ordinary shares under our share repurchase program during 2020 and 2021. However, given the rapidly changing environment, we may consider repurchases of our ordinary shares in the future in order to enhance shareholder returns and optimize our balance sheet.
We also do not plan on paying cash dividends on our ordinary shares in the foreseeable future. No cash dividends were paid for the year ended December 31, 2021.
Senior Secured Credit Facility, Additional Credit Facility and Property Loan
As of December 31, 2021, our total debt obligations were $1,151.2 million which represents the principal amounts outstanding under our term loan (the “Term Loan”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term Loan, the “Senior Secured Credit Facility”), our additional senior secured credit facility (the “Additional Credit Facility”), our property loan agreement (the “Property Loan”) and finance lease obligations, excluding $4.3 million of issuance discounts and $7.7 million of unamortized debt issuance costs.
For discussion of our debt obligations, refer to Note 13 to the Consolidated Financial Statements.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities, including our pension obligation, and debt. See Note 15, “Fair value of financial instruments,” to our Consolidated Financial Statements for more information.
Related Party Transactions
See Note 6, “Related party transactions,” to our Consolidated Financial Statements for information on these transactions.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures. A number of our significant accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or area reasonable likely to have a material impact on our financial condition or results of operations. We believe our estimates, assumptions and judgments with respect to such policies are reasonable based upon information presently available. However, actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures.
Property and equipment, net - Estimating useful lives of property and equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five to 50 years for buildings, seven to 18 years for fixtures and machinery and four to 12 years for furniture and other fixed assets.
We are required to apply judgment in determining the estimated useful lives of our property and equipment for purposes of calculating the amount of depreciation expense to record each year with respect to the assets. Changes to the significant assumptions or estimates of useful lives could materially affect our results of operations; however, there were no significant changes to our estimates of useful lives during the year ended December 31, 2021.
Property and equipment, net - Estimates related to the impairment of property and equipment
We are required to apply judgment in determining whether indicators of impairment are present at one or more of our asset groups, or resorts. The determination as to whether a triggering event exists is based on our knowledge of the industry, historical experience, market and economic conditions, the business climate, our operations and other relevant facts and circumstances as of the assessment date. If we determine that an indicator is present, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows and measure the amount of the impairment loss by comparing the carrying amount of the asset to its estimated fair value.
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
As of December 31, 2021, incorporating a 5.0% decline in our underlying undiscounted future cash flow projections would not result in the estimated cash flows falling below the carrying value for any of our asset groups. However, the future impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, and may change the estimates and assumptions used in our qualitative or quantitative property and equipment impairment testing, which could result in future impairment losses that could be material to our results of operations.

Income taxes - Estimates related to tax liabilities and realization of deferred tax assets
We recognize deferred tax assets and liabilities based on the differences between the financial statement bases and tax bases of our assets and liabilities using currently enacted tax rates for the period in which the deferred tax items are expected to reverse. Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities as well as our ability to realize our deferred tax assets. Our estimates of future taxable income can significantly affect our tax provision in a given period. Significant judgment is required in determining our ability to realize our deferred tax assets related to federal, state and foreign tax attributes within their carryforward periods, as we estimate the amount and timing of the future reversal of deferred tax items in our projections of future taxable income. We establish a valuation allowance to reduce deferred tax assets to the amounts we expect to realize in the future.
We recognize income tax positions only when we estimate that it is “more likely than not” that the position will be sustainable based on its technical merits. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing our provision for income taxes. Changes to the assessment of the “more likely than not” standard could materially impact our Consolidated Financial Statements.
Goodwill - Estimates related to the impairment of goodwill
Goodwill is reviewed for impairment annually, or more frequently if events or changes in circumstances indicate a potential impairment.
We are required to apply judgment in determining whether indicators of impairment are present at one or more of our reporting units. The determination as to whether a triggering event exists is based on our knowledge of the industry, historical experience, market and economic conditions, the business climate and other relevant facts and circumstances as of the assessment date.
Judgment is also required in estimating the fair value of our reporting units. Under the discounted cash flow approach, we utilize various assumptions and estimates including projections of revenues and expenses based on estimated growth rates and discount rates based on the weighted-average cost of capital. Our estimates of growth and costs are based on historical data as well as various internal projections and external sources. The weighted-average cost of capital is estimated based on each reporting unit's cost of debt and equity and a selected capital structure. Under the market transaction approach, we rely on assumptions and estimates including comparable asset sales.
Our most recent annual goodwill impairment test was performed on July 1, 2021 and October 1, 2021 for our Yucatán Peninsula and Jamaica reporting units, respectively. As of each testing date, incorporating a 5.0% decline in our underlying cash flow projections or a 1.0% increase in the discount rate or the terminal capitalization rate would not result in material impairment of goodwill at any reporting unit. However, the future impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, and may change the estimates and assumptions used in our qualitative or quantitative goodwill impairment testing, which could result in future impairment losses that could be material to our results of operations.
Derivative financial instruments - Estimating future one-month LIBOR

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
As of December 31, 2021, incorporating a 50 basis point decrease in the forecasted one-month LIBOR rates through the maturity date of our derivative financial instruments would result in a $5.1 million impact to our results of operations by increasing interest expense.
Recent Accounting Pronouncements
See the recent accounting pronouncements in the “Accounting standards” section of Note 2 to our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 14 to our Consolidated Financial Statements) to manage exposure to this risk. As of December 31, 2021, approximately 15% of our outstanding indebtedness bore interest at floating rates and approximately 85% bore interest at fixed rates.
•If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $0.2 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0.0 million.
•If market rates of interest on our floating rate debt were to decrease by 1.0%, there would be no impact on our floating rate debt or our future earnings and cash flows, assuming the balance outstanding under our Revolving Credit Facility remained at $0.0 million and the current LIBOR rate on our floating rate debt could not fall below the existing 1.0% LIBOR floor.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2021 approximately 3.1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 77.3% of our resort-level operating expenses for the year ended December 31, 2021 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2021 would have impacted our Owned Resort EBITDA by approximately $7.2 million on a year-to-date basis.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2021 would have impacted our Owned Resort EBITDA by approximately $4.6 million on a year-to-date basis.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2021 would have impacted our Owned Resort EBITDA by approximately $3.5 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill — Impairment - Refer to Notes 2 and 17
Critical Audit Matter Description
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company’s evaluation of goodwill for impairment involves either a quantitative comparison of the fair value of each reporting unit to its carrying value or a qualitative assessment. The fair value of one reporting unit did not exceed its carrying value by a substantial amount. The Company determined the fair value of this reporting unit (the “Reporting Unit”) primarily using the discounted cash flow method. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to projections of revenues and expenses based on estimated growth rates and discount rates based on the weighted-average cost of capital. The weighted-average cost of capital is estimated based on each reporting unit's cost of debt and equity and a selected capital structure.
The Company’s goodwill balance was $61.7 million as of December 31, 2021.

We identified goodwill impairment for the Reporting Unit as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the Reporting Unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projections of future revenues and expenses and selection of the discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and expenses and the selection of the discount rates based on the weighted average cost of capital used by management to estimate the fair value of the Reporting Unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Reporting Unit.
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
•Given the inherent uncertainty related to the timing of economic recovery and the resulting adverse impacts associated with the COVID-19 outbreak on the Reporting Unit, we evaluated the reasonableness of management’s assumptions related to the severity of business disruption associated with the COVID-19 outbreak on the Reporting Unit and timing of economic recovery by:
◦Comparing management’s analysis of the expected business disruption from the COVID-19 outbreak on the Reporting Unit to the business impacts observed since the outbreak during the Company’s fiscal year 2021.
◦Comparing management’s analysis of the timing of economic recovery to external economic recovery and industry forecasts.
•Compared the carrying value for the Reporting Unit to amounts recorded by the Company.
•Recalculated the excess or deficit of fair value over the carrying value for the Reporting Unit.

/s/ Deloitte & Touche LLP
McLean, VA
February 24, 2022
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, VA
February 24, 2022

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$270,088	$146,919
Restricted cash	23,489	25,941
Trade and other receivables, net	45,442	25,433
Accounts receivable from related parties	7,981	3,726
Inventories	18,076	13,813
Prepayments and other assets	38,640	47,638
Property and equipment, net	1,584,574	1,727,383
Assets held for sale	—	34,472
Goodwill, net	61,654	61,654
Other intangible assets	7,632	8,556
Deferred tax assets	—	2,130
Total assets	$2,057,576	$2,097,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$160,222	$123,410
Payables to related parties	5,050	8,073
Income tax payable	828	348
Debt	944,847	1,251,267
Related party debt	194,472	—
Derivative financial instruments	22,543	46,340
Other liabilities	29,882	29,768
Deferred tax liabilities	68,898	77,637
Total liabilities	1,426,742	1,536,843
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 166,646,284 shares issued and 164,438,280 shares outstanding as of December 31, 2021, and 136,770,086 shares issued and 134,571,290 shares outstanding as of December 31, 2020)	18,518	14,871
Treasury shares (at cost, 2,208,004 shares as of December 31, 2021 and 2,198,796 shares as of December 31, 2020)	(16,697)	(16,642)
Paid-in capital	1,177,380	1,030,148
Accumulated other comprehensive loss	(18,671)	(30,949)
Accumulated deficit	(529,696)	(436,606)
Total shareholders' equity	630,834	560,822
Total liabilities and shareholders' equity	$2,057,576	$2,097,665

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations
($ in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Package	$437,950	$229,447	$538,088
Non-package	88,592	40,746	90,157
Management fees	2,291	807	1,820
Cost reimbursements	5,806	2,189	6,412
Total revenue	534,639	273,189	636,477
Direct and selling, general and administrative expenses
Direct	326,979	209,832	369,050
Selling, general and administrative	119,895	104,188	125,788
Pre-opening	—	—	1,452
Depreciation and amortization	81,508	92,570	101,897
Reimbursed costs	5,806	2,189	6,412
Impairment loss	24,011	55,619	6,168
Loss on sale of assets	676	2,021	—
Gain on insurance proceeds	—	(2,993)	—
Direct and selling, general and administrative expenses	558,875	463,426	610,767
Operating (loss) income	(24,236)	(190,237)	25,710
Interest expense	(71,378)	(81,942)	(44,087)
Other expense	(1,471)	(1,164)	(3,200)
Net loss before tax	(97,085)	(273,343)	(21,577)
Income tax benefit	7,403	10,973	17,220
Net loss	$(89,682)	$(262,370)	$(4,357)

Loss per share
Basic	$(0.55)	$(1.98)	$(0.03)
Diluted	$(0.55)	$(1.98)	$(0.03)
Weighted average number of shares outstanding during the period - Basic	163,370,410	132,210,205	130,023,463
Weighted average number of shares outstanding during the period - Diluted	163,370,410	132,210,205	130,023,463

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Comprehensive Loss
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(89,682)	$(262,370)	$(4,357)
Other comprehensive income (loss)
Gain (loss) on interest rate swaps	11,737	(6,205)	(20,164)
Release of foreign currency translation reserve related to sale of Capri Resort (see Note 4)	140	—	—
Pension obligation gain (loss)	401	(102)	(820)
Total other comprehensive income (loss)	12,278	(6,307)	(20,984)
Comprehensive loss	$(77,404)	$(268,677)	$(25,341)

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	130,440,126	$14,161	54,608	$(394)	$992,297	$(3,658)	$(169,879)	$832,527
Net loss	—	—	—	—	—	—	(4,357)	(4,357)
Other comprehensive loss	—	—	—	—	—	(20,984)	—	(20,984)
Share-based compensation	472,937	54	—	—	8,791	—	—	8,845
Repurchase of ordinary shares	(1,791,487)	—	1,791,487	(13,694)	—	—	—	(13,694)
Balance at December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(174,236)	$802,337
Net loss	—	—	—	—	—	—	(262,370)	(262,370)
Other comprehensive loss	—	—	—	—	—	(6,307)	—	(6,307)
Equity issuance, net (see Note 9)	4,878,049	553	—	—	19,005	—	—	19,558
Share-based compensation, net of tax withholdings	911,774	103	12,592	(54)	10,055	—	—	10,104
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(436,606)	$560,822
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(440,014)	$557,414
Net loss	—	—	—	—	—	—	(89,682)	(89,682)
Other comprehensive income	—	—	—	—	—	12,278	—	12,278
Equity issuance, net (see Note 9)	28,750,000	3,512	—	—	134,204	—	—	137,716
Share-based compensation, net of tax withholdings	1,116,990	135	9,208	(55)	13,028	—	—	13,108
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,682)	$(262,370)	$(4,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,508	92,570	101,897
Amortization of debt discount and issuance costs	4,116	2,825	1,371
Share-based compensation	13,163	10,158	8,845
(Gain) loss on derivative financial instruments	(12,060)	8,204	(708)
Impairment loss	24,011	55,619	6,168
Deferred income taxes	(10,017)	(11,472)	(22,947)
Loss on sale of assets	676	2,021	—
Amortization of key money	(622)	(907)	(263)
(Recovery of) provision for doubtful accounts	(672)	3,115	1,402
Other	701	(845)	1,070
Changes in assets and liabilities:
Trade and other receivables, net	(23,223)	42,702	(9,890)
Accounts receivable from related parties	(378)	1,675	1,029
Inventories	(4,353)	1,132	(1,218)
Prepayments and other assets	8,798	(657)	(10,742)
Trade and other payables	43,130	(39,866)	1,618
Payables to related parties	(5,377)	453	3,300
Income tax payable	480	(2,904)	1,353
Other liabilities	(555)	(1,391)	(5,740)
Net cash provided by (used in) operating activities	29,644	(99,938)	72,188
INVESTING ACTIVITIES
Capital expenditures	(17,334)	(36,360)	(208,970)
Purchase of intangibles	(308)	(1,001)	(3,569)
Receipt of key money	1,863	8,500	6,500
Proceeds from the sale of assets, net	89,179	58,273	214
Property damage insurance proceeds	—	—	2,009
Net cash provided by (used in) investing activities	73,400	29,412	(203,816)
FINANCING ACTIVITIES
Proceeds from debt issuance, net of discount	—	199,600	—
Issuance costs of debt	—	(8,677)	—
Proceeds from ordinary shares, net of issuance costs	137,716	19,558	—
Repayment of debt	(34,479)	(10,100)	(10,100)
Repayment of debt from related parties	(681)	—	—
Proceeds from borrowings on revolving credit facility	—	40,000	60,000
Repayments of borrowings on revolving credit facility	(84,667)	(15,333)	—
Repurchase of ordinary shares	—	(2,500)	(13,694)
Repurchase of ordinary shares for tax withholdings	(55)	(54)	—
Principal payments on finance lease obligations	(161)	(39)	—
Net cash provided by financing activities	17,673	222,455	36,206
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,717	151,929	(95,422)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$172,860	$20,931	$116,353
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$293,577	$172,860	$20,931

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows (Continued)
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$270,088	$146,919	$20,931
Restricted cash	23,489	25,941	—
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$293,577	$172,860	$20,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$78,945	$70,017	$43,089
Cash paid for income taxes, net	$2,127	$4,414	$8,159
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$929	$1,441	$20,958
Intangible assets capitalized but not yet paid	$155	$114	$251
Interest capitalized but not yet paid	$—	$—	$41
Par value of vested restricted share awards	$135	$103	$54
Right-of-use assets obtained in exchange for new operating lease liabilities	$262	$—	$1,393
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,925	$2,333	$—
Termination of right-of-use asset and operating lease liability	$—	$646	$—
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
COVID-19 impact
Due to the spread of the coronavirus (“COVID-19”) global pandemic and the associated restrictions placed on international travel, we temporarily suspended operations at all of our resorts in late March 2020. We subsequently began reopening our resorts on July 1, 2020, but occupancy levels at all of our resorts have remained below historical levels due to the continuing effects of the pandemic. All of our resorts were reopened by December 31, 2020, except for the Capri Resort which was sold in June 2021, and all of our resorts continue to be open as of December 31, 2021. We have also implemented additional safety measures at our resorts to mitigate the potential health risks of COVID-19. We cannot predict when our business will return to normalized levels because we cannot predict when all effects of the pandemic will subside. The longer and more severe the pandemic, the greater the material adverse effect the pandemic will have on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service our debt.

Basis of preparation, presentation and measurement
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In connection with our efforts to remediate the Tax Weakness (as defined in Item 9A. Controls and Procedures) in our internal control over financial reporting, we identified an error in our previously disclosed deferred tax liabilities for one of our Dominican Republic entities during the quarter ended September 30, 2021. Our Dominican Republic entities are subject to a hybrid tax regime where deferred tax liabilities are recognized using a hybrid tax rate. We determined that the basis difference related to the underlying purchase price value of land was not included in our initial hybrid tax calculation, which resulted in a $7.3 million understatement of our deferred tax liabilities and accumulated deficit for all prior periods presented.
We assessed the materiality of the error on our financial statements for prior periods in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that it was not material to any prior annual or interim periods. However, the aggregate amount of the prior period corrections of the immaterial error through September 30, 2021 of $7.3 million would have been material, if corrected, to the results of operations in the quarter and nine-month period ended September 30, 2021. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected the error for all prior periods presented by revising the Consolidated Financial Statements and other financial information included herein. The adjustment had no impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows for all prior periods presented.
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

We evaluate our estimates and assumptions periodically. Estimates are based on historical experience and on other factors that are considered to be reasonable under the circumstances. Significant accounting policies that require us to exercise judgment or make significant estimates include the useful lives of property and equipment, income taxes (including the valuation allowance), commitments and contingencies, long-lived asset and goodwill impairment testing, fair value of restricted share awards with market and performance conditions, and fair value of financial instruments.
Financial instruments
The Consolidated Balance Sheet contains various financial instruments, including, but not limited to, cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities, including our pension obligation, and debt.
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
For purposes of calculating our tax liability in certain foreign jurisdictions, we index our depreciable tax bases in certain assets for the effects of inflation based upon statutory inflation factors. The effects of these indexation adjustments are reflected in income tax benefit in the Consolidated Statements of Operations. The remeasurement gains and losses related to deferred tax assets and liabilities are reported in the income tax benefit.
Foreign exchange gains and losses are presented in the Consolidated Statements of Operations within other expense. We recognized foreign currency losses of $1.0 million, $2.0 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. We recognized impairment losses on property and equipment of $24.0 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively. No impairment was recognized for the year ended December 31, 2019.
Income taxes
We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards. For purposes of these Consolidated Financial Statements, our income tax benefit was calculated on a return basis as though we had filed our tax returns in the applicable jurisdictions in which we operate.
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
We have only recorded financial statement benefits and liabilities for tax positions which we believe are more likely than not to be sustained upon settlement with a taxing authority. We have established income tax accruals in accordance with this guidance where necessary, such that a benefit is recognized only for those positions which satisfy the more likely than not threshold. Judgment is required in assessing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns, including the application of the more likely than not criteria. We recognize interest and penalties associated with our uncertain tax benefits as a component of the income tax benefit.
Commitments and contingencies
We are subject to various legal proceedings, regulatory proceedings and claims, the outcomes of which are subject to uncertainty. We record an estimated loss from a loss contingency, with a corresponding charge to income, if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We provide disclosure on contingencies when there is a reasonable possibility that a loss has been incurred (see Note 7).
Ordinary shares and paid-in capital
Ordinary shares are classified as equity when there is no obligation to transfer cash or other assets to the respective holder. Incremental costs directly attributable to the issuance of ordinary shares are recognized as a reduction of equity, net of any tax effects.
Dividends
We must comply with the provisions of Dutch law, our Articles of Association and the covenants in our Senior Secured Credit Facility (as defined in Note 13) if we want to pay cash dividends. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of our shareholders at our general meeting of shareholders (the “General Meeting”), subject to a proposal from our board of directors, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our board of directors deems relevant.
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
Goodwill
Goodwill arises in connection with business combinations and is generally allocated to our reporting units, which are also our operating segments, based on their relative fair values. Goodwill for our Yucatán Peninsula and Jamaica reportable segments (the only segments to which goodwill is currently allocated) is reviewed for impairment annually on July 1st and October 1st, respectively, or more frequently if events or changes in circumstances indicate a potential impairment. No goodwill impairment was recognized for the year ended December 31, 2021. We recognized $19.8 million and $6.2 million of goodwill impairment for the years ended December 31, 2020 and 2019, respectively.

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
Other intangible assets
The useful life for definite lived intangibles is determined to be equal to their economic life. An impairment loss is recognized for our indefinite or definite lived assets when the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2021, 2020 and 2019.
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
•Cost reimbursements: Cost reimbursements are derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. These revenues are fully offset by reimbursed costs and have no impact on net income or loss. Cost reimbursements are recognized when agreed upon reimbursable costs are incurred from managing resorts owned by third-parties and included in the cost reimbursements line item of the Consolidated Statements of Operations.
Revenue from operations in the Dominican Republic is net of statutory withholdings for government mandated compulsory tips of $4.5 million, $2.0 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2021, 2020 and 2019, we recorded advertising costs of $15.4 million, $11.3 million and $26.6 million, respectively. Advertising costs are presented in the Consolidated Statements of Operations within selling, general and administrative expenses.
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
•Awards vesting with market conditions: The market conditions are incorporated into the fair value measurement and recognized as an expense on a straight-line basis over the vesting period. The compensation expense is not adjusted if the conditions are not met. The determination of fair value on the date of grant is subjective and involves significant estimates and assumptions including expected volatility of our shares, expected dividend yield, expected term and assumptions of whether these awards will achieve performance thresholds.
•Awards vesting with performance conditions: Share-based compensation is measured at the fair value of the award on the date of grant. The compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.
The effects of forfeitures are recognized in compensation expense when they occur.
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive income (loss) in our Consolidated Statements of Comprehensive Loss and reclassified into interest expense in our Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet this criteria, then the change in fair value is recognized in interest expense.
Leases
We determine if an arrangement is a lease or contains a lease at the inception of the contract. Our leases generally contain fixed and variable components. The variable components of our leases are primarily based on operating performance of the leased property. Our lease agreements may also include non-lease components, such as common area maintenance. For our fixtures and machinery asset class, we combine the lease and non-lease components. For all other classes of underlying assets, we do not combine lease and non-lease components.

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
For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. Operating lease expense is reported in direct expense and selling, general and administrative expense in the Consolidated Statements of Operations depending on the nature of the lease. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset. However, if the lessor transfers ownership of the finance lease right of use asset to us at the end of the lease term, the finance lease right of use asset is amortized over the useful life of the leased asset. Amortization expense is recorded within depreciation and amortization in the Consolidated Statements of Operations. Interest expense is incurred based on the carrying value of the lease liability and is recorded within interest expense in the Consolidated Statements of Operations.
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
The adoption of ASU No. 2019-12 resulted in changes to our deferred tax liabilities and deferred income tax expense for our resorts located in the Dominican Republic, which are subject to hybrid tax regimes. We adopted ASU No. 2019-12 on a modified retrospective basis through a $3.4 million cumulative-effect adjustment to opening retained earnings in our Consolidated Financial Statements for the year ended December 31, 2021.

Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope.	The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	January 2023
We are in the process of evaluating the impact of ASU No. 2020-04 and ASU 2021-01 on the Consolidated Financial Statements with respect to our variable rate debt that is priced using a spread over one-month LIBOR.

Our interest rate swaps mature on March 31, 2023, prior to the anticipated discontinuation of the one-month LIBOR rate on June 30, 2023. We do not expect to modify our interest rate swap contracts prior to their maturity date.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 18) ($ in thousands):

	Year Ended December 31, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$162,647	$68,040	$124,348	$82,915	$—	$437,950
Non-package revenue	32,040	11,144	25,543	18,891	974	88,592
Management fees	84	—	—	—	2,207	2,291
Cost reimbursements	—	—	—	2,853	2,953	5,806
Total revenue	$194,771	$79,184	$149,891	$104,659	$6,134	$534,639

	Year Ended December 31, 2020
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$96,942	$28,535	$42,584	$61,386	$—	$229,447
Non-package revenue	16,263	5,532	7,356	11,223	372	40,746
Management fees	—	—	—	—	807	807
Cost reimbursements	—	—	—	1,661	528	2,189
Total revenue	$113,205	$34,067	$49,940	$74,270	$1,707	$273,189

	Year Ended December 31, 2019
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$212,794	$76,056	$75,874	$173,364	$—	$538,088
Non-package revenue	31,282	12,620	15,067	31,164	24	90,157
Management fees	—	—	—	—	1,820	1,820
Cost reimbursements	—	—	—	4,678	1,734	6,412
Total revenue	$244,076	$88,676	$90,941	$209,206	$3,578	$636,477
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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2021 and 2020 other than trade and other receivables on our Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 17) within trade and other payables on our Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred when the period to be benefited is less than one year. We also consider key money payments to be incremental costs of obtaining management contracts. These costs are capitalized within prepayments and other assets and amortized on a straight-line basis over the term of the management agreement (see Note 17).
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of December 31,
	2021	2020
Property and equipment, gross
Land, buildings and improvements	$1,759,837	$1,863,406
Fixtures and machinery(1)	84,264	83,802
Furniture and other fixed assets	205,141	225,869
Construction in progress	3,781	4,552
Total property and equipment, gross	2,053,023	2,177,629
Accumulated depreciation	(468,449)	(450,246)
Total property and equipment, net	$1,584,574	$1,727,383
________
(1) Includes the gross balance of our finance lease right-of-use assets of $6.3 million (see Note 8). Amortization expense for our finance lease was $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. We had no finance leases during the year ended December 31, 2019.
Depreciation expense for property and equipment was $80.1 million, $90.9 million and $100.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
For the years ended December 31, 2021 and 2020, we did not capitalize any interest expense. For the year ended December 31, 2019, we capitalized $13.1 million of interest expense on qualifying assets using the weighted-average interest rate of our debt.
Sale of assets
Capri Resort

On March 31, 2021, we entered into an agreement to sell our equity interest in the Capri Resort, which is reported within our Yucatán Peninsula reportable segment, for $55.0 million in cash consideration. Upon entering into the agreement, we classified the resort and related deferred tax liabilities as held for sale and recorded an impairment loss of $24.0 million based on the sale price. The sale price is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 15). The impairment is recorded within impairment loss in the Consolidated Statements of Operations.

On June 24, 2021, we completed the sale, received total cash consideration of $55.2 million, after customary closing costs, and recognized a loss of $0.5 million within loss on sale of assets in the Consolidated Statements of Operations. In accordance with our Existing Credit Agreement (as defined in Note 13), we utilized 50% of the Capri Resort's net proceeds of $24.4 million, after deducting incremental expenses, to repay a portion of our Term Loan on June 29, 2021. The remaining net proceeds, after deducting capital expenditures incurred across our portfolio for up to 18 months following the sale, will be used to repay our Term Loan and Term A3 Loan in December 2022.

Dreams Puerto Aventuras

On November 3, 2020, we entered into an agreement to sell the Dreams Puerto Aventuras, which is reported within our Yucatán Peninsula reportable segment, for $34.5 million in cash consideration. Upon classification as held for sale, we recorded an impairment loss of $10.6 million based on the sale price, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 15). The impairment is recorded within impairment loss in the Consolidated Statements of Operations. The assets are recorded at their fair value less costs to sell within assets held for sale in the Consolidated Balance Sheet as of December 31, 2020.

On February 5, 2021, we completed the sale of the Dreams Puerto Aventuras. Upon closing, we received total cash consideration of $34.3 million, after customary closing costs, and recognized a gain of less than $0.1 million within loss on sale of assets in the Consolidated Statements of Operations. A portion of the net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to repay our Term Loan and Term A3 Loan in February 2023.
Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark

On May 22, 2020, we completed the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, which were reported within our Jamaica reportable segment, for $60.0 million in cash consideration. Upon classification as held for sale, we recorded an impairment loss of $25.3 million based on the sale price of the properties, which is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 15). The impairment is recorded within impairment loss in the Consolidated Statements of Operations. Upon closing, we received total cash consideration of $58.7 million, after customary closing costs, and recognized a loss of $1.8 million within loss on sale of assets in the Consolidated Statements of Operations. A portion of the net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, will be used to repay our Term Loan in May 2022.
Note 5. Income taxes
Net loss before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$1,517	$1,053	$(7,030)
Foreign	(98,602)	(274,396)	(14,547)
Net loss before tax	$(97,085)	$(273,343)	$(21,577)
The components of our income tax benefit for the years ended December 31, 2021, 2020 and 2019 were as follows ($ in thousands):

	Year Ended December 31,
	2021	2020	2019(1)
Current
Domestic	$—	$431	$(8)
Foreign	(2,706)	(892)	(5,592)
Total current income tax provision	(2,706)	(461)	(5,600)
Deferred
Domestic	—	(7,684)	7,684
Foreign	10,109	19,118	15,136
Total deferred income tax benefit	10,109	11,434	22,820
Income tax benefit	$7,403	$10,973	$17,220
________
(1) During 2020, we recognized $0.8 million in additional net income tax expense related to prior periods, which was not significant to our previously reported Consolidated Financial Statements.

Reconciliation of the Netherlands statutory income tax rate to actual income tax rate
A reconciliation of the Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
	2021		2020		2019
Income tax benefit at statutory rate	$24,272	25.0%	$68,336	25.0%	$5,394	25.0%
Differences between statutory rate and foreign rate	16,741	17.2%	(598)	(0.2)%	18,836	87.3%
Inflation adjustments	7,312	7.5%	4,366	1.6%	4,276	19.8%
Nondeductible interest and expenses	(12,969)	(13.4)%	(19,893)	(7.3)%	(12,043)	(55.8)%
Goodwill impairment	—	—%	(4,900)	(1.8)%	(1,542)	(7.1)%
Foreign exchange rate differences	(7,950)	(8.2)%	(4,194)	(1.5)%	(6,038)	(28.0)%
Dominican Republic tax classification	—	—%	7,949	2.9%	(6,109)	(28.3)%
Dutch and U.S. tax rate change	2,753	2.8%	10,545	3.9%	3,952	18.3%
Basis difference in fixed assets	—	—%	(3,026)	(1.1)%	—	—%
Change in valuation allowance	(20,820)	(21.4)%	(48,213)	(17.6)%	10,554	48.9%
Other	(1,936)	(2.0)%	601	0.1%	(60)	(0.3)%
Income tax benefit	$7,403	7.5%	$10,973	4.0%	$17,220	79.8%
We are domiciled in the Netherlands and are taxed in the Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25%.
For the year ended December 31, 2021, we recognized an income tax benefit of $7.4 million, resulting in an effective tax rate for the year of 7.5%. The 2021 income tax benefit was driven primarily by a $24.3 million benefit on the tax impact of book losses, a $7.3 million tax benefit associated with inflation adjustments, a $16.7 million tax benefit from our rate-favorable jurisdictions, and a $2.8 million tax benefit on measurement of deferred tax assets and liabilities pursuant to statutory tax rate changes. The 2021 income tax benefit was partially offset by $13.0 million of tax expense on non-deductible stock compensation and other expenses, an $8.0 million tax expense due to changes in foreign exchange rates, a $20.8 million increase in our valuation allowance1, and a $1.9 million tax expense on other miscellaneous items.
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
We have a taxable presence in a variety of jurisdictions worldwide, most significantly in Mexico, the Netherlands, the U.S., the Dominican Republic and Jamaica. We have been granted certain “tax holidays,” providing us with temporary income tax exemptions. Specifically, two of our entities in the Dominican Republic are under a tax holiday. Playa Romana Mar B.V. and Playa Dominican Resorts B.V. are tax exempted for 15 years starting in 2019.
1 During 2021 we recorded a prior period adjustment that resulted in a $12.7 million increase to deferred tax assets and a $12.7 million increase to the valuation allowance at our Dutch legal entities. The adjustment had a $0 net impact to our 2021 income tax expense and has been excluded from the 2021 rate reconciliation.

Effects of Tax Legislative Changes
In April 2021, the Mexico Congress approved amendments to the Mexico Labor Law. The tax provisions of the amendments were effective August 1, 2021. The measures we adopted in response to the amendments to the Mexico Labor Law did not have any net income tax impact.

On December 21, 2021, the Dutch Senate approved the 2022 tax package. Effective January 1, 2022, the corporate income tax rate for 2022 and future tax years increased to 25.8% for amounts in excess of €0.4 million. The adjusted rate increased the carrying value of our deferred tax assets that are offset by a full valuation allowance. Our Netherlands deferred tax assets increased $2.7 million and valuation allowance increased $2.7 million and resulted in no net financial statement impact.

On December 15, 2020, the Dutch Senate approved the 2021 tax package. Effective January 1, 2021 the corporate income tax rate for 2021 increased to 25% for amounts in excess of €0.2 million. The adjusted rate increased the carrying value of our deferred tax assets that are offset by a full valuation allowance. Our Netherlands deferred tax assets increased $10.5 million and valuation allowance increased $10.5 million and resulted in no net financial statement impact.
Dominican Republic

Taxes in the Dominican Republic are determined based upon Advanced Pricing Agreements (“APA”) approved by the Ministry of Finance of the Dominican Republic. APAs were signed in December 2017 and extended through December 31, 2021. Pursuant to the signed APAs, our Dominican Republic entities are subject to the greater of an income tax or an asset tax.

During 2021, our Dominican Republic entities were not subject to income tax. We applied ASC 740-10-15-4(a) to compute the 2021 tax benefit. For the year ended December 31, 2021, we recorded a deferred tax benefit of $1.9 million.

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

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows ($ in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Advance customer deposits	$2,242	$1,721
Trade payables and other accruals	9,441	9,921
Labor liability accrual	895	1,000
Property and equipment	—	2,441
Lease obligation	584	857
Interest expense	31,895	—
Net operating losses	143,098	145,576
Total deferred tax asset	188,155	161,516
Valuation allowance	(160,104)	(123,967)
Net deferred tax asset	28,051	37,549

Deferred tax liabilities
Accounts receivable and prepayments to vendors	164	60
Property and equipment	93,503	110,095
Other liabilities	3,282	2,901
Total deferred tax liability	96,949	113,056
Net deferred tax liability	$(68,898)	$(75,507)
As of December 31, 2021, we had approximately $519.0 million of foreign net operating loss carryforwards and $23.9 million of U.S. federal and state net operating loss carryforwards. The ability to utilize the tax net operating losses in any single year ultimately depends upon our ability to generate sufficient taxable income. The foreign net operating loss carryforwards begin to expire in 2022, and the U.S. federal net operating loss carryforwards begin to expire in 2034. An annual limitation may apply to the use of the U.S. operating loss carryforwards under the provisions of the Internal Revenue Code and similar state tax provisions that are applicable if the Company experiences an “ownership change”. We performed an analysis of the potential limitations on the utilization of net operating losses and determined that they are subject to limitations that would preclude the use of a portion of the net operating losses.
We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our subsidiaries. We intend to indefinitely reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future.
The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2021, 2020 and 2019 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2021	$(123,967)	$(41,450)	$5,313	$(160,104)
December 31, 2020	$(79,788)	$(45,833)	$1,654	$(123,967)
December 31, 2019	$(94,575)	$(7,008)	$21,795	$(79,788)
The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2021, our valuation allowance relates primarily to net operating loss carryforwards, which we do not expect to utilize, most notably in the U.S., Netherlands, and certain legal entities in Mexico and Jamaica.
We are subject to income taxes in a variety of global jurisdictions and are not currently under income tax examination in any of our significant jurisdictions. We remain subject to U.S. federal and state examinations of our income tax returns for tax years 2018 to the present. We are also subject to income tax examinations in various foreign jurisdictions for tax years 2011 to the present. We consider the potential outcome of current and future examinations in our assessment of our uncertain tax positions. We had no uncertain tax positions as of December 31, 2021, 2020 and 2019.

Note 6. Related party transactions
Relationship with Hyatt and AMResorts
Hyatt Hotels Corporation (“Hyatt”) is considered a related party due to its ownership of our ordinary shares by its affiliated entities. Hyatt also had representation on our Board of Directors until August 18, 2021. We pay Hyatt fees associated with the franchise agreements of our resorts operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands and receive reimbursements for guests that pay for their stay using the World of Hyatt® guest loyalty program.
In November 2021, Hyatt completed its acquisition of Apple Leisure Group (“ALG”), which owns the brand management platform AMResorts in addition to various tour operators and travel agencies. We pay AMResorts and its affiliates, as operators of two of our resorts, management and marketing fees, and sell all-inclusive packages through ALG’s tour operators and travel agencies.
Relationship with Sagicor
Sagicor Financial Corporation Limited and its affiliated entities (collectively “Sagicor”) is considered a related party due to its ownership of our ordinary shares and representation on our Board of Directors. We pay Sagicor for employee insurance coverage at one of our Jamaica properties. Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.

Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds' ownership of our ordinary shares acquired in the public offering of our ordinary shares in January 2021 (see Note 9). The affiliated funds managed by DKCM are also the lenders to our Property Loan and Additional Credit Facility, which consists of our Term A1, Term A2 and Term A3 loans (see Note 13). We pay DKCM periodic interest payments related to the outstanding debt.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2021, 2020 and 2019 were as follows ($ in thousands):

		Year Ended December 31,
Related Party	Transaction (1)	2021	2020	2019
Revenues
ALG	Package revenue	$2,750	$—	$—
Sagicor	Cost reimbursements (2)	$3,253	$1,870	$5,142
Expenses
Hyatt	Franchise fees (3)	$18,603	$9,937	$17,423
Sagicor	Insurance premiums (3)	$783	$927	$1,659
Chief Executive Officer	Lease expense (4)	$802	$770	$745
DKCM	Interest expense (5)	$21,921	$—	$—
AMResorts	Management fees (3)	$607	$—	$—
AMResorts	Marketing fees (4)	$615	$—	$—
________
(1)Amounts presented in the table above represent activity since the date the entity became a related party.
(2)Equivalent amount included as reimbursed costs in the Consolidated Statements of Operations.
(3)Included in direct expense in the Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.
(4)Included in selling, general, and administrative expense in the Consolidated Statements of Operations.
(5)Includes interest expense and amortization of deferred financing costs and discounts.

Note 7. Commitments and contingencies
Litigation, claims and assessments
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and workers’ compensation and other employee claims. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our Consolidated Financial Statements.
The Dutch corporate income tax act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. With the exception of Playa Dominican Resort B.V., Playa Romana B.V., Playa Romana Mar B.V. and Playa Hotels & Resorts N.V., our Dutch companies file as a fiscal unity. Playa Resorts Holding B.V. is the head of our Dutch fiscal unity and is jointly and severally liable for the tax liabilities of the fiscal unity as a whole.
Note 8. Leases
We enter into operating leases primarily for administrative offices. Our administrative offices, located in Virginia, Florida and Cancún, are leased under various lease agreements that extend for varying periods through 2025, with the option to extend our Cancún and Florida office leases through 2028 and 2030, respectively. The extension options are reasonably certain to be exercised and included in the amounts recorded.
We also have two finance lease arrangements with third-parties for the construction, management and maintenance of thermal energy plants in the Dominican Republic. Refer to further discussion in Note 13.
Our future minimum lease payments as of December 31, 2021 were as follows ($ in thousands):

	Operating Leases	Finance Leases
Minimum future lease payments
2022	$982	$843
2023	687	848
2024	547	853
2025	572	859
2026	591	864
Thereafter	1,565	4,458
Total minimum future lease payments	4,944	8,725
Less: imputed interest	(646)	(2,667)
Total lease liability(1)	$4,298	$6,058
________
(1) Operating and finance leases are included in other liabilities and debt, respectively, in our Consolidated Balance Sheet.

The following table presents the components of lease expense and supplemental cash flow information ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease expense(1)	$2,292	$2,497	$2,563
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$731	$721	$643
Operating cash outflows for finance leases	$278	$112	$—
Financing cash outflows for finance leases	$161	$39	$—
________
(1) Includes variable and short term lease expenses.

The following table presents other relevant information related to our leases as of December 31, 2021:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	6.70 years	11.30 years
Weighted-average discount rate (1)	4.12%	7.71%
________
(1) The discount rates applied to each operating lease reflects our estimated incremental borrowing rate which was determined based on lending rates specific to the type of leased real estate. The discount rates applied to our finance leases were implicit in the lease.

We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

		Year Ended December 31,
Leases	Financial Statement Classification	2021	2020	2019
Operating lease income (1)	Non-package revenue	$3,086	$1,753	$5,105
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 9. Ordinary shares
On December 14, 2018, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the year ended December 31, 2021, we did not repurchase any shares under the repurchase program. During the years ended December 31, 2020 and 2019, we repurchased 340,109 and 1,791,487 ordinary shares, respectively.
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
As of December 31, 2021, our ordinary share capital consisted of 164,438,280 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,007,985 restricted shares and 26,325 restricted share units were outstanding under the 2017 Plan (as defined in Note 11). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
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
As of December 31, 2021, there were 2,987,770 Earnout Warrants outstanding, none of which were exercisable as of such date.
Note 11. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The 2017 Plan was approved by our Board of Directors and shareholders on March 10, 2017 and amended on May 16, 2019 to increase the number of ordinary shares authorized and available for grant from 4,000,000 shares to 12,000,000 shares. The Compensation Committee of our Board of Directors may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards under the 2017 Plan. As of December 31, 2021, there were 4,851,439 shares available for future grants under the 2017 Plan. Compensation expense related to the 2017 Plan is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

Restricted share awards
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares) subject to restrictions and a risk of forfeiture. Restricted shares issued to employees and executives generally vest over a period of three or five years. Restricted share units generally vest over a period of three years. For restricted share awards with a three-year vesting period, one-third of the award vests on each of the first three anniversaries of the grant date of the award. For restricted share awards with a five-year vesting period, 25% of the award vests on the third anniversary of the grant date of the award, 25% vests on the fourth anniversary of the grant date of the award and 50% vests on the fifth anniversary of the grant date of the award. Restricted share awards issued to our directors for their services as directors vest one year from the grant date of the award.
The vesting of restricted share awards is subject to the holder’s continued employment through the applicable vesting date. Unvested restricted share awards will be forfeited if the employee’s, executive’s, or director’s employment terminates during the vesting period, provided that unvested restricted share awards will accelerate upon certain terminations of employment as set forth in the applicable award agreements.

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

A summary of our restricted share awards from January 1, 2021 to December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	2,225,139	$8.53
Granted	1,925,298	5.45
Vested	(1,126,198)	8.68
Forfeited	(17,448)	7.68
Unvested balance at December 31, 2021	3,006,791	$6.50

The following table provides additional information on our restricted share awards for the years ended December 31, 2021, 2020 and 2019 ($ in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value	$5.45	$7.92	$7.25
Fair value of vested restricted share awards	$7,455	$4,837	$3,600
Share-based compensation expense	$10,645	$9,123	$8,065

As of December 31, 2021, the unrecognized compensation cost related to restricted share awards was $9.3 million and is expected to be recognized over a weighted-average period of 1.7 years.

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

Any ordinary shares that ultimately vest based on the achievement of the applicable performance criteria will be deemed to be vested on the date on which our Compensation Committee certifies the level of achievement of such performance criteria. Except in connection with certain qualifying terminations of employment as set forth in the applicable award agreements, the awards require continued service through the certification date. The holders of these awards have voting rights equivalent to the target level of ordinary shares granted to the holder and any dividends declared on such shares will be accumulated and paid within 30 days after and to the extent the target ordinary shares vest.

The grant date fair value of our awards with market conditions was estimated using a Monte-Carlo model. The table below summarizes the key inputs used in the Monte-Carlo simulation ($ in thousands):

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

In the table above, the total shareholder return (“TSR”), peer shareholder return, and growth rate components are market conditions as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to these components is recognized on a straight-line basis over the vesting period. The peer shareholder return component may vest between 0% and 150% of target based on the TSR of our ordinary shares relative to those of our peer group, with the award capped at 100% of target should Playa’s TSR be negative. The growth rate component may vest up to 100% of target based on the compound annual growth rate of the price of our ordinary shares.

The grant date fair value of the portion of the awards based on the compounded annual growth rate of our Adjusted EBITDA (as defined in Note 18) was based on the closing stock price of our ordinary shares on such date. The Adjusted EBITDA component was a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component was reassessed at each reporting date based on our estimate of the probable level of achievement, and the accrual of compensation expense was adjusted as appropriate.

Due to the adverse effects of COVID-19, all outstanding performance share awards granted in 2018, 2019 and 2020 were voluntarily waived and forfeited during the fourth quarter of 2020 and accounted for as cancellations under ASC 718. These performance share awards were returned to the pool of shares available for future grants under the 2017 Plan.

A summary of our performance share awards from January 1, 2021 to December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2021	—	$—
Granted	1,027,519	5.18
Unvested balance at December 31, 2021	1,027,519	$5.18

The following table provides additional information on our performance share awards for the years ended December 31, 2021, 2020 and 2019 ($ in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value	$5.18	$6.38	$5.83
Share-based compensation expense	$2,518	$1,035	$780

As of December 31, 2021, the unrecognized compensation cost related to performance share awards was $4.0 million and is expected to be recognized over a weighted-average period of 1.9 years.
Note 12. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) were as follows ($ in thousands, except share data):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(89,682)	$(262,370)	$(4,357)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	163,370,410	132,210,205	130,023,463
Effect of dilutive securities
Unvested performance share awards	—	—	—
Unvested restricted share awards	—	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	163,370,410	132,210,205	130,023,463
EPS - Basic	$(0.55)	$(1.98)	$(0.03)
EPS - Diluted	$(0.55)	$(1.98)	$(0.03)

For the years ended December 31, 2021, 2020, and 2019, unvested restricted share awards of 3,006,791, 2,225,139 and 2,157,336, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the years ended December 31, 2021 and 2019, unvested performance share awards of 1,027,519 and 913,407, respectively, were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards were partially achieved as of December 31, 2021, but were not achieved as of December 31, 2019. As of December 31, 2020, there were no unvested performance share awards.

For the years ended December 31, 2021, 2020 and 2019, outstanding Earnout Warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period.

Note 13. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	December 31, 2021	December 31, 2020
Senior Secured Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00% LIBOR + 4.00%	April 27, 2022 ($17.0 million) January 27, 2024 ($68.0 million)	$—	$84,667
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	941,868	976,348
Term A1 Loan	11.4777%	April 27, 2024	35,000	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000	31,000
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	27,319	28,000
Total Senior Secured Credit Facilities (at stated value)			1,035,187	1,155,015
Unamortized discount			(1,153)	(1,658)
Unamortized debt issuance costs			(4,207)	(6,015)
Total Senior Secured Credit Facilities, net			$1,029,827	$1,147,342

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$110,000
Unamortized discount			(3,107)	(3,960)
Unamortized debt issuance costs			(3,459)	(4,409)
Total Property Loan, net			$103,434	$101,631

Finance lease obligations (4)			$6,058	$2,294

Total debt, net			$1,139,319	$1,251,267
_______
(1)Undrawn balances bear interest between 0.25% to 0.5% depending on certain leverage ratios. We had $85.0 million and $0.3 million available as of December 31, 2021 and 2020, respectively. The weighted-average interest rate on the outstanding balance was 3.15% as of December 31, 2020, based on the one-month London Interbank Offered Rate (“LIBOR”).
(2)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 3.75% as of both December 31, 2021 and 2020. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 14).
(3)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 4.00% as of December 31, 2021 and 2020.
(4)Interest expense for our finance leases was $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. We had no finance leases during the year ended December 31, 2019.

Aggregate debt maturities for future annual periods are as follows ($ in thousands):

	As of December 31, 2021
	Senior Secured Credit Facilities	Property Loan
2022	$10,100	$—
2023	10,100	—
2024	1,014,987	—
2025	—	110,000
2026	—	—
Thereafter	—	—
Total debt maturities	$1,035,187	$110,000

Senior Secured Credit Facility

Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility (“Senior Secured Credit Facility”), which consists of a term loan facility which is scheduled to mature on April 27, 2024 (“Term Loan”) and a revolving credit facility which was originally scheduled to mature on April 27, 2022 (“Revolving Credit Facility”) (see discussion of amendments below). The Term Loan bears interest at a rate per annum equal to LIBOR plus 2.75% (where the applicable LIBOR rate has a 1.0% floor). The Revolving Credit Facility bears interest at LIBOR plus 3.00%. We are required to pay a commitment fee ranging from 0.25% to 0.5% per annum on the average daily undrawn balance of the Revolving Credit Facility.

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

Fourth Amendment to Amended and Restated Credit Agreement
On June 12, 2020, we entered into the Fourth Amendment to the Amended & Restated Credit Agreement (the “Fourth Amendment”). The terms of the Senior Secured Credit Facility remain in effect except for the following terms modified by the Fourth Amendment:
i.replace the total net leverage ratio requirement of the financial covenant with a minimum liquidity test until September 30, 2021 (the “Fourth Amendment Relief Period”);
ii.modify the financial covenant for certain test dates after the Fourth Amendment Relief Period; and
iii.add certain restrictions on, among other things, the incurrence of additional debt and making of investments, dispositions and restricted payments during the Fourth Amendment Relief Period.
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
ii.$31.0 million term loan at fixed rate of 11.4777% (the “Term A2 Loan”); and
iii.$28.0 million term loan at our option of either a base rate plus a margin of 2.00% or LIBOR plus 3.00% (the “Term A3 Loan”). Term A3 Loan is a Eurocurrency loan subject to a 1.00% LIBOR floor consistent with the Existing Credit Agreement.

We used the proceeds from the Additional Credit Facility for general corporate purposes. The obligations under the Additional Credit Facility are collateralized in a manner that is substantially identical to the Existing Credit Agreement.
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
In connection with the Additional Credit Facility, we terminated the then-remaining $15.0 million of unused capacity of our Revolving Credit Facility under the Senior Secured Credit Facility. The Additional Credit Facility contains covenants, including a springing financial maintenance covenant, identical to those contained in the Senior Secured Credit Facility.
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
Property Loan
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
During the term of the Property Loan, we are required to deposit certain cash reserves including reserves for operating expenses, debt service and certain property improvement plan required work. We will continue to fund the reserves until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive calendar quarters. These reserves are presented as restricted cash on our Consolidated Balance Sheet and had a balance of $23.5 million as of December 31, 2021.
Finance lease obligation
On July 1, 2020, we entered into a twelve-year finance lease arrangement with a third-party for the construction, management and maintenance of a thermal energy plant located at the Hyatt Ziva and Hyatt Zilara Cap Cana. We recognized a $2.3 million right-of-use asset and lease liability within property and equipment, net and debt, respectively, on the Consolidated Balance Sheet.
On October 1, 2021, we entered into a ten-year finance lease arrangement with a third-party for the construction, management and maintenance of a thermal energy plant located at the Hilton La Romana. We recognized a $3.9 million right-of-use asset and lease liability within property and equipment, net and debt, respectively, on the Consolidated Balance Sheet.

Financial maintenance covenants
We were in compliance with all applicable covenants as of December 31, 2021. A summary of our applicable covenants and restrictions is as follows:

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
Note 14. Derivative financial instruments
Our two interest rate swaps mitigate the interest rate risk inherent to our floating rate debt, including the Revolving Credit Facility and Term Loan. The interest rate swaps are not for trading purposes and have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate, which results in us fixing LIBOR at 2.85% on $800.0 million of our Term Loan. The interest rate swaps mature on March 31, 2023.

As of March 20, 2019, we elected to adopt hedge accounting and designate our interest rate swaps as cash flow hedges. Following adoption, the change in the fair value of our interest rate swaps that qualifies as effective cash flow hedges was recorded through other comprehensive loss (“OCI”) in the Consolidated Statements of Comprehensive Loss. Since February 29, 2020, our interest rate swaps have been deemed ineffective due to the decrease in interest rates and all subsequent changes in fair value were recognized through interest expense in the Consolidated Statements of Operations.

The following table presents the effect of our interest rate swaps, net of tax, in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

Derivative Liabilities Designated as Hedging Instruments	2021	2020	2019
AOCI from our cash flow hedges as of January 1	$26,369	$20,164	$—
Change in fair value	—	16,956	5,834
Reclassification from AOCI to interest expense	(2,894)	(1,908)	24
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	15,048	5,858
Change in fair value	—	—	14,648
Reclassification from AOCI to interest expense	(2,926)	(2,926)	136
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	(2,926)	14,784
Change in fair value	—	—	4,912
Reclassification from AOCI to interest expense	(2,958)	(2,958)	(324)
OCI related to our cash flow hedges for the three months ended September 30	(2,958)	(2,958)	4,588
Change in fair value	—	—	(3,907)
Reclassification from AOCI to interest expense	(2,959)	(2,959)	(1,159)
AOCI from our cash flow hedges as of December 31(1)	$14,632	$26,369	$20,164
________
(1) As of December 31, 2021, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million, which represents prior losses recognized in AOCI when our interest rate swaps were deemed effective hedges.

Derivative Liabilities for Ineffective Hedges(1)	Financial Statement Classification	Year Ended December 31,
		2021	2020	2019
Interest rate swaps(2)	Interest expense	$10,223	$26,299	$2,715
________
(1) Beginning on February 29, 2020, our interest rate swaps were deemed ineffective.
(2) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.

The following table presents the effect of our interest rate swaps in the Consolidated Balance Sheet as of December 31, 2021 and December 31, 2020 ($ in thousands):

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of December 31,
		2021	2020
Interest rate swaps	Derivative financial instruments	$22,543	$46,340

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. We incorporate these counterparty credit risks in our fair value measurements (see Note 15) and believe we minimize this credit risk by transacting with major creditworthy financial institutions.
Note 15. Fair value of financial instruments
The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. U.S. GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of observability of inputs used in measuring fair value as follows:
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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of December 31, 2021 and 2020. Our only Level 3 financial instrument in our Consolidated Financial Statements is our pension obligation (refer to Note 16 for further discussion).
The following tables present our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$22,543	$—	$22,543	$—

	December 31, 2020	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$46,340	$—	$46,340	$—

The following table presents our fair value hierarchy for our financial assets measured at fair value on a nonrecurring basis as of December 31, 2020 ($ in thousands):

	November 3, 2020	Level 1	Level 2	Level 3
Fair value measurements on a nonrecurring basis
Impaired long-lived assets (1)	$34,475	$—	$34,475	$—
________
(1) On November 3, 2020, we recorded an impairment loss of $10.6 million based on the sale price of the Dreams Puerto Aventuras, which we consider an observable input other than quoted prices. Refer to further discussion in Note 4.

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2021 and 2020 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$938,788	$—	$—	$924,917
Term A1 Loan	34,151	—	—	35,598
Term A2 Loan	30,248	—	—	31,530
Term A3 Loan	26,640	—	—	27,006
Property Loan	103,434	—	—	111,593
Total liabilities	$1,133,261	$—	$—	$1,130,644

	Carrying Value	Fair Value
	As of December 31, 2020	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$971,920	$—	$—	$936,799
Revolving Credit Facility	84,667	—	—	84,769
Term A1 Loan	33,792	—	—	35,182
Term A2 Loan	29,930	—	—	31,161
Term A3 Loan	27,033	—	—	28,028
Property Loan	101,631	—	—	109,871
Total liabilities	$1,248,973	$—	$—	$1,225,810
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
Note 16. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Our pension obligation is a Level 3 financial instrument that is recorded at fair value and calculated using actuarial valuations by applying the “projected unit credit method.” The fair value as of December 31, 2021 and 2020 was determined based on the application of certain assumptions including a discount rate, mortality (using the EMSSAH-09 and EMSSAM-09 mortality tables), salary increase and estimated personnel turnover and disability.

The following table sets forth our pension obligation, funded status and accumulated pension obligation as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Change in pension obligation
Balance at beginning of period	$6,231	$6,764
Service cost	832	822
Interest cost	423	428
Actuarial (gain) loss	(266)	332
Effect of foreign exchange rates	(194)	(560)
Curtailment	29	(264)
Benefits paid	(1,065)	(1,264)
Divestitures	—	(27)
Balance at end of period	$5,990	$6,231
Underfunded status	(5,990)	(6,231)
Accumulated pension obligation	$(4,265)	$(4,382)

There were no plan assets as of December 31, 2021 or 2020 as contributions are made only to the extent benefits are paid. The underfunded status of the plan is recorded in other liabilities in the Consolidated Balance Sheets. Actuarial gains and losses are recognized in the Consolidated Statements of Operations.

The following table presents the components of net periodic pension cost for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Service cost	$832	$822	$795
Interest cost	423	428	492
Effect of foreign exchange rates	(194)	(560)	384
Amortization of prior service cost	1	1	1
Amortization of loss (gain)	2	6	(20)
Compensation-non-retirement post-employment benefits	694	214	(1)
Settlement and curtailment gain	(406)	(289)	(211)
Total net periodic pension cost	$1,352	$622	$1,440

The service cost component of net periodic pension cost is recorded within direct expense in the Consolidated Statements of Operations. All components of net periodic pension cost other than the service cost component are recorded within other expense.

The weighted-average assumptions used to determine the pension obligation as of December 31, 2021 and 2020 and the net periodic pension cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	As of December 31,
	2021	2020	2019
Discount rate	8.00%	7.10%	7.50%
Rate of compensation increase	4.79%	4.79%	4.79%

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

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

As of December 31, 2021
2022	$574
2023	596
2024	657
2025	726
2026	758
Thereafter	3,742
Total expected plan payments	$7,053
Note 17. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Gross trade and other receivables (1)	$47,382	$28,346
Allowance for doubtful accounts	(1,940)	(2,913)
Total trade and other receivables, net	$45,442	$25,433
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

During the year ended December 31, 2021, we reversed $0.8 million of our allowance for doubtful accounts and bad debt expense as a result of cash collections following the economic recovery from the COVID-19 pandemic and its effect on tour operators and travel agencies. During the year ended December 31, 2020, we recognized bad debt expense of $3.1 million primarily as result of the negative effects of COVID-19 and $0.8 million during the year ended December 31, 2019 as a result of the bankruptcy of Thomas Cook, one of our travel partners.

The change in the allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions(1)	Balance at December 31
December 31, 2021	$(2,913)	$(107)	$1,080	$(1,940)
December 31, 2020	$(1,765)	$(3,115)	$1,967	$(2,913)
December 31, 2019	$(593)	$(1,402)	$230	$(1,765)
________
(1)    Includes reversals of our bad debt expense and write offs of our allowance for doubtful accounts.
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Advances to suppliers	$8,327	$8,748
Prepaid income taxes	11,101	12,731
Prepaid other taxes (1)	7,995	14,033
Operating lease right-of-use assets	3,766	4,263
Key money (2)	2,376	2,700
Other assets	5,075	5,163
Total prepayments and other assets	$38,640	$47,638
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. In April 2021, we entered into an agreement to classify this deposit as key money.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the year ended December 31, 2021. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 18) as of December 31, 2021 and 2020 were as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654
As a result of the negative impacts of COVID-19 and the temporary suspension of operations at our resorts (see Note 1), we performed an interim quantitative impairment analysis as of March 31, 2020 for all of our reporting units. The forecasted future cash flows of our reporting units materially decreased during the first quarter of 2020 and as a result, we recognized impairment losses at our Jewel Runaway Bay Beach Resort & Waterpark, Jewel Dunn’s River Beach Resort & Spa and Jewel Paradise Cove Beach Resort & Spa reporting units.

The fair values of our Hilton Playa del Carmen All-Inclusive Resort and Hyatt Zilara Cancún reporting units in Mexico substantially exceeded their carrying values as of March 31, 2020 and as of July 1, 2020, our annual testing date. We did not identify any additional triggering events subsequent to the annual testing date for these reporting units. The fair value of our Wyndham Alltra Cancún (formerly known as the Panama Jack Resorts Cancún) reporting unit did not exceed its carrying value by a substantial amount as of March 31, 2020 or July 1, 2020. We therefore performed an interim quantitative impairment analysis for the Wyndham Alltra Cancún reporting unit as of September 30, 2020 and concluded that the goodwill was not impaired. Due to the stronger recovery in the Mexico market, the fair value of this reporting unit exceeded its carrying value by a substantial amount as of September 30, 2020. We did not identify any additional triggering events subsequent to the September 30, 2020 interim testing date for this reporting unit.

The fair value of the Hilton Rose Hall Resort & Spa reporting unit in Jamaica substantially exceeded its carrying value as of March 31, 2020. However, as a result of the COVID-19 testing requirements enacted by the Jamaican government, the fair value of the reporting unit did not exceed its carrying value by a substantial margin as of October 1, 2020, our annual testing date. As a result of the continued COVID-19 testing requirements, combined with the re-entry requirements imposed by the U.S. Centers for Disease Control and Prevention, we also performed an interim quantitative impairment analysis over the reporting unit as of December 31, 2020 and concluded that the goodwill was partially impaired.

During the fourth quarter of 2019, we performed an interim quantitative impairment analysis over our Wyndham Alltra Playa del Carmen (formerly known as the Panama Jack Resorts Playa del Carmen) reporting unit due to the unfavorable market conditions in the Yucatán Peninsula region. The financial performance of this reporting unit did not recover during the fourth quarter of 2019 consistent with our other reporting units in the region. The decline in current and forecasted cash flows was considered a triggering event for quantitative impairment testing, and we determined that the carrying value of the reporting unit exceeded its fair value and we recognized an impairment loss.

A summary of our goodwill impairment losses, by reporting unit, recognized within impairment loss in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 is as follows ($ in thousands):

		Year ended December 31,
Reporting Unit	Reportable Segment	2020	2019
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$7,604	$—
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,612	$—
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,489	$—
Hilton Rose Hall Resort & Spa	Jamaica	$2,083	$—
Wyndham Alltra Playa del Carmen	Yucatán Peninsula	$—	$6,168

Other intangible assets
Other intangible assets as of December 31, 2021 and 2020 consisted of the following ($ in thousands):

	As of December 31,
	2021	2020
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	6,402	6,047
Other	4,073	4,238
Total gross carrying value	13,250	13,060

Accumulated amortization
Management contract	(333)	(238)
Enterprise resource planning system (2)	(1,895)	(1,125)
Other	(3,390)	(3,141)
Total accumulated amortization	(5,618)	(4,504)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,567	1,662
Enterprise resource planning system (2)	4,507	4,922
Other	683	1,097
Total net carrying value	$7,632	$8,556
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
Amortization expense for intangible assets was $1.4 million, $1.7 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for our intangible assets with finite lives is expected to be as follows ($ in thousands):

As of December 31, 2021
2022	$1,442
2023	1,181
2024	1,051
2025	949
2026	637
Thereafter	1,497
Total future amortization expense	$6,757

Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Trade payables	$23,843	$23,348
Advance deposits(1)	62,644	29,707
Withholding and other taxes payable	32,655	37,450
Interest payable	99	618
Payroll and related accruals	23,998	15,668
Accrued expenses and other payables	16,983	16,619
Total trade and other payables	$160,222	$123,410
________
(1) The opening balance as of January 1, 2020 was $53.8 million.
Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Pension obligation	$5,990	$6,231
Operating lease liabilities	4,298	4,762
Unfavorable ground lease liability (1)	1,967	2,090
Key money (2)	16,731	15,790
Other	896	895
Total other liabilities	$29,882	$29,768
________
(1) Represents the unamortized balance of the unfavorable ground lease intangible acquired in our 2018 business combination.
(2) Represents the unamortized balance of key money received, which is recorded as a reduction to franchise fees within direct expenses in the Consolidated Statements of Operations. We received $1.9 million and $8.5 million in 2021 and 2020, respectively.
Note 18. Business segments
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we report four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic, and (iv) Jamaica. For the years ended December 31, 2021, 2020 and 2019, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) other expense; (d) repairs from hurricanes and tropical storms; (e) contract termination costs; (f) pre-opening expense; (g) share-based compensation; (h) other tax expense; (i) transaction expense; and (j) severance expense.

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
The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Owned net revenue (1)
Yucatán Peninsula	$188,911	$109,629	$235,788
Pacific Coast	76,811	33,065	85,219
Dominican Republic	149,774	49,898	90,783
Jamaica	97,036	69,173	193,558
Segment owned net revenue	512,532	261,765	605,348
Other	974	367	23
Management fees	2,291	807	1,820
Cost reimbursements	5,806	2,189	6,412
Compulsory tips	13,036	8,061	22,874
Total revenue	$534,639	$273,189	$636,477
________
(1) We recognized $3.0 million in business interruption insurance recoveries for the year ended December 31, 2020 related to the suspension of operations from the COVID-19 pandemic.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net loss for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Owned Resort EBITDA
Yucatán Peninsula	$59,538	$17,783	$82,534
Pacific Coast	23,776	4,281	31,618
Dominican Republic	38,141	(6,694)	16,596
Jamaica	14,826	(1,284)	55,175
Segment Owned Resort EBITDA	136,281	14,086	185,923
Other corporate	(39,401)	(36,066)	(37,049)
Management fees	2,291	807	1,820
Adjusted EBITDA	99,171	(21,173)	150,694
Interest expense	(71,378)	(81,942)	(44,087)
Depreciation and amortization	(81,508)	(92,570)	(101,897)
Impairment loss	(24,011)	(55,619)	(6,168)
Loss on sale of assets	(676)	(2,021)	—
Other expense	(1,471)	(1,164)	(3,200)
Repairs from hurricanes and tropical storms	(475)	(1,542)	—
Contract termination fees	(400)	—	—
Pre-opening expense	—	—	(1,452)
Share-based compensation	(13,163)	(10,158)	(8,845)
Other tax expense	(617)	(613)	(577)
Transaction expense	(1,321)	(2,497)	(6,175)
Severance expense	(1,756)	(3,844)	(515)
Non-service cost components of net periodic pension cost (benefit) (1)	520	(200)	645
Net loss before tax	(97,085)	(273,343)	(21,577)
Income tax benefit	7,403	10,973	17,220
Net loss	$(89,682)	$(262,370)	$(4,357)
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other expense in the Consolidated Statements of Operations. We include these costs in Adjusted EBITDA as they are considered part of our ongoing resort operations.
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Segment property and equipment, gross
Yucatán Peninsula (1)	$667,618	$799,849
Pacific Coast	288,309	288,328
Dominican Republic	684,187	678,900
Jamaica	408,107	406,047
Total segment property and equipment, gross	2,048,221	2,173,124
Corporate property and equipment, gross	4,802	4,505
Accumulated depreciation	(468,449)	(450,246)
Total property and equipment, net	$1,584,574	$1,727,383
________
(1)    Property and equipment of the Dreams Puerto Aventuras resort is included within assets held for sale in the Consolidated Balance Sheet as of December 31, 2020.

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Segment capital expenditures
Yucatán Peninsula	$4,957	$4,487	$28,495
Pacific Coast	1,138	1,345	3,144
Dominican Republic	3,417	9,966	178,599
Jamaica	4,210	3,112	5,178
Total segment capital expenditures (1)	13,722	18,910	215,416
Corporate	353	160	14,512
Total capital expenditures (1)	$14,075	$19,070	$229,928
________
(1) Represents gross additions to property and equipment excluding our finance leases.
Note 19. Subsequent events
For our Consolidated Financial Statements as of December 31, 2021, we evaluated subsequent events through February 24, 2022, which is the date the Consolidated Financial Statements were issued.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheet
($ in thousands)

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$8,903	$10,534
Intercompany receivables from subsidiaries	79	506
Prepayments and other assets	100	140
Investment in subsidiaries	773,471	701,136
Total assets	$782,553	$712,316
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$410	$185
Advances from subsidiaries	151,309	151,309
Total liabilities	151,719	151,494
Total shareholders’ equity	630,834	560,822
Total liabilities and shareholders' equity	$782,553	$712,316

The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Operations
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue	$—	$—	$—
Selling, general and administrative expenses	(14,143)	(11,099)	(11,429)
Operating loss	(14,143)	(11,099)	(11,429)
Other expense	(4)	(5)	(17)
Interest income	—	—	29
Net loss before equity in net (loss) income of subsidiaries	(14,147)	(11,104)	(11,417)
Equity in net (loss) income of subsidiaries	(75,535)	(251,266)	7,060
Net loss	$(89,682)	$(262,370)	$(4,357)
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statement of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(347)	$2,398	$4,456
INVESTING ACTIVITIES
Investment in subsidiaries	(139,000)	(161,000)	—
Net cash used in investing activities	(139,000)	(161,000)	—
FINANCING ACTIVITIES
Advances from subsidiaries	—	151,309	—
Repurchase of ordinary shares	—	(2,500)	(13,694)
Proceeds from ordinary shares	137,716	20,000	—
Net cash provided by (used in) financing activities	137,716	168,809	(13,694)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,631)	10,207	(9,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$10,534	$327	$9,565
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,903	$10,534	$327
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash repurchases of ordinary shares for tax withholdings	$55	$54	$—
Non-cash equity issuance costs	$—	$442	$—
Par value of vested restricted share awards	$135	$103	$54

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

Certain of the Company’s subsidiaries have material restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to the Senior Secured Credit Facility (as defined in Note 13 of the Company’s Consolidated Financial Statements included elsewhere in this filing). These Condensed Financial Statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Playa and its subsidiaries constitute more than 25% of the consolidated net assets of the Company and its subsidiaries. This information should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this filing.
We corrected an error in our previously disclosed deferred tax liabilities for one of our Dominican Republic entities for all prior periods presented by revising the Condensed Financial Statements and other financial information included herein. The adjustment had no impact on our Condensed Statement of Operations or Condensed Statements of Cash Flows for all prior periods presented. Refer to Note 1 to the Consolidated Financial Statements for further discussion.
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
The Dutch corporate income tax act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. With the exception of Playa Dominican Resort B.V., Playa Romana B.V., Playa Romana Mar B.V. and Playa Hotels & Resorts N.V., our Dutch companies file as a fiscal unity. Playa Resorts Holding B.V. is the head of our Dutch fiscal unity and is jointly and severally liable for the tax liabilities of the fiscal unity as a whole.
3. Dividends from subsidiaries
We received $0 million, $3.5 million and $8.3 million in cash dividends for the years ended December 31, 2021, 2020 and 2019, respectively, which are included within operating activities in the Condensed Statement of Cash Flows for all periods presented.
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
Item 9A. Controls and Procedures
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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the 2021 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Remediation of Prior Year Material Weakness
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 the following material weakness in our internal control over financial reporting that existed as of December 31, 2020 and 2019:

•The control activities related to our income tax provision did not operate with a level of precision that would identify a material misstatement (the “Tax Weakness”).
During 2021, we initiated and implemented measures designed to improve our internal control processes and procedures related to income tax accounting. Specifically, we hired additional resources, engaged third-party service providers, and developed and implemented enhanced policies, procedures and controls relating to income tax account reconciliations and analysis, including enhancements to our documentation to reflect the control attributes that are performed and enhanced the precision of our controls. We also successfully completed testing our income tax provision controls for effectiveness. Based on our implementation and testing, we concluded that the Tax Weakness has been remediated as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the Tax Weakness described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as provided below, the information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2021. See Note 11 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	4,851,439
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,851,439
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)    Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

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

10.19	Omnibus Third Amendment to Franchise Agreement Amendment by and among Franchisees named therein and Hyatt Franchising Latin America, L.L.C.**

10.20
Shareholder Agreement, dated as of May 31, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.21
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

10.22*	Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Bruce D. Wardinski**

10.23*	Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Ryan Hymel**

10.24*	Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Tracy-Marie J. Colden**

10.25*	Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Grigorios Maliassas**

10.26*	Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Fernando Mulet**

10.27*	Separation Agreement by and between Playa Management USA, LLC, and Kevin Froemming**

10.28
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

Exhibit Number	Exhibit Description
10.29
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

10.30
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

10.31
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

10.32
Second Amendment to Credit Agreement, dated as of February 5, 2021, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as borrower, Cortland Capital Market Services LLC, as Administrative Agent, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 5, 2021)

10.33	Hotel Management Agreement, effective as of October 31, 2007, entered into by and between Playa Cana B.V., and Operator **

10.34	First Amendment to Hotel Management Agreement, entered into on May 10, 2010, by and between Playa Cana B.V., and Operator **

10.35	Second Amendment to Hotel Management Agreement, entered into on August 12, 2013, by and between Playa Cana B.V., and Operator **

10.36	Third Amendment to Hotel Management Agreement, entered into on October 9, 2020, by and between Playa Cana B.V., and Operator **

10.37	Hotel Management Agreement, effective as of December 20, 2007, entered into by and among Perfect Tours, N.V., the Operator, and Inversiones Vilazul, S.A. **

10.38	First Amendment to Hotel Management Agreement, entered into on August 12, 2013, by and among Inversiones Vilazul, S.A.S., Perfect Tours N.V., and Operator **

10.39	Fourth Amendment to Hotel Management Agreement, entered into on February 23, 2022, by and between Playa Cana B.V., and Operator **

10.40	Second Amendment to Hotel Management Agreement, entered into on February 23, 2022, by and among Inversiones Vilazul, S.A.S. and Operator **

21.1	Subsidiaries of Playa Hotels & Resorts N.V.**

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule I - Condensed Financial Information of Registrant

104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2021, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Filed herewith

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	February 24, 2022	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	2/24/2022

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	2/24/2022

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	2/24/2022

/s/ Richard B. Fried
Richard B. Fried	Director	2/24/2022

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	2/24/2022

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	2/24/2022

/s/ Karl Peterson
Karl Peterson	Director	2/24/2022

/s/ Leticia Navarro
Leticia Navarro	Director	2/24/2022

/s/ Mahmood Khimji
Mahmood Khimji	Director	2/24/2022

/s/ Maria Miller
Maria Miller	Director	2/24/2022