Form 10-Q
period 2022-03-31
Playa Hotels & Resorts N.V.
filed 2022-05-05
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 165,778,067 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$299,802	$270,088
Restricted cash	24,363	23,489
Trade and other receivables, net	61,660	45,442
Accounts receivable from related parties	12,927	7,981
Inventories	18,801	18,076
Prepayments and other assets	38,912	38,640
Property and equipment, net	1,569,739	1,584,574
Goodwill, net	61,654	61,654
Other intangible assets	7,340	7,632
Total assets	$2,095,198	$2,057,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$160,474	$160,222
Payables to related parties	7,312	5,050
Income tax payable	980	828
Debt	942,553	944,847
Related party debt	195,161	194,472
Derivative financial instruments	8,515	22,543
Other liabilities	30,136	29,882
Deferred tax liabilities	70,470	68,898
Total liabilities	1,415,601	1,426,742
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 167,986,071 shares issued and 165,778,067 shares outstanding as of March 31, 2022 and 166,646,284 shares issued and 164,438,280 shares outstanding as of December 31, 2021)	18,670	18,518
Treasury shares (at cost, 2,208,004 shares as of March 31, 2022 and December 31, 2021)	(16,697)	(16,697)
Paid-in capital	1,180,584	1,177,380
Accumulated other comprehensive loss	(16,011)	(18,671)
Accumulated deficit	(486,949)	(529,696)
Total shareholders' equity	679,597	630,834
Total liabilities and shareholders' equity	$2,095,198	$2,057,576
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Package	$184,109	$63,894
Non-package	32,456	12,995
Management fees	1,057	344
Cost reimbursements	1,952	513
Total revenue	219,574	77,746
Direct and selling, general and administrative expenses
Direct	106,840	60,221
Selling, general and administrative	37,239	24,668
Depreciation and amortization	19,500	20,883
Reimbursed costs	1,952	513
Impairment loss	—	24,011
Loss on sale of assets	—	273
Direct and selling, general and administrative expenses	165,531	130,569
Operating income (loss)	54,043	(52,823)
Interest expense	(9,168)	(18,167)
Other expense	(514)	(706)
Net income (loss) before tax	44,361	(71,696)
Income tax (provision) benefit	(1,614)	1,951
Net income (loss)	$42,747	$(69,745)

Earnings (loss) per share
Basic	$0.26	$(0.43)
Diluted	$0.26	$(0.43)
Weighted average number of shares outstanding during the period - Basic	165,743,382	160,827,261
Weighted average number of shares outstanding during the period - Diluted	166,888,129	160,827,261
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$42,747	$(69,745)
Other comprehensive income, net of taxes
Gain on interest rate swaps	2,894	2,894
Pension obligation loss	(234)	(11)
Total other comprehensive income	2,660	2,883
Comprehensive income (loss)	$45,407	$(66,862)
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(436,606)	$560,822
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(440,014)	$557,414
Net loss	—	—	—	—	—	—	(69,745)	(69,745)
Other comprehensive income	—	—	—	—	—	2,883	—	2,883
Share-based compensation, net of tax withholdings	708,285	87	9,208	(55)	3,092	—	—	3,124
Equity issuance	28,750,000	3,512	—	—	134,204	—	—	137,716
Balance at March 31, 2021	164,029,575	$18,470	2,208,004	$(16,697)	$1,167,444	$(28,066)	$(509,759)	$631,392

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	42,747	42,747
Other comprehensive income	—	—	—	—	—	2,660	—	2,660
Share-based compensation	1,339,787	152	—	—	3,204	—	—	3,356
Balance at March 31, 2022	165,778,067	$18,670	2,208,004	$(16,697)	$1,180,584	$(16,011)	$(486,949)	$679,597
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,747	$(69,745)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	19,500	20,883
Amortization of debt discount and issuance costs	1,019	1,011
Share-based compensation	3,356	3,179
Gain on derivative financial instruments	(11,134)	(2,635)
Impairment loss	—	24,011
Deferred income taxes	1,572	(2,034)
Loss on sale of assets	—	273
Amortization of key money	(238)	(234)
Recovery of doubtful accounts	(483)	(9)
Other	(69)	199
Changes in assets and liabilities:
Trade and other receivables, net	(15,735)	(1,350)
Accounts receivable from related parties	(4,946)	244
Inventories	(725)	(356)
Prepayments and other assets	(223)	4,636
Trade and other payables	281	(2,940)
Payables to related parties	2,262	(1,345)
Income tax payable	152	(190)
Other liabilities	312	(160)
Net cash provided by (used in) operating activities	37,648	(26,562)
INVESTING ACTIVITIES
Capital expenditures	(4,430)	(4,561)
Purchase of intangibles	(30)	(29)
Proceeds from the sale of assets, net	24	34,212
Net cash (used in) provided by investing activities	(4,436)	29,622
FINANCING ACTIVITIES
Proceeds from ordinary shares, net of issuance costs	—	137,716
Repayments of debt	(2,525)	(2,525)
Repayments of borrowings on revolving credit facility	—	(84,667)
Repurchase of ordinary shares for tax withholdings	—	(55)
Principal payments on finance lease obligations	(99)	(23)
Net cash (used in) provided by financing activities	(2,624)	50,446
INCREASE IN CASH AND CASH EQUIVALENTS	30,588	53,506
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$293,577	$172,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$324,165	$226,366
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$299,802	$200,427
Restricted cash	24,363	25,939
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$324,165	$226,366
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$18,221	$18,798
Cash paid for income taxes, net	$32	$197
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$696	$720
Intangible assets capitalized but not yet paid	$45	$59
Par value of vested restricted share awards	$152	$87
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
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Annual Report”).
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope
The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	January 2022	The adoption of ASU No. 2020-04 and ASU 2021-01 had no impact on our Condensed Consolidated Financial Statements for the three months ended March 31, 2022, as we have not modified our variable rate debt that is priced using a spread over one-month London Interbank Offered Rate (“LIBOR”).

Additionally, our interest rate swaps mature on March 31, 2023, prior to the anticipated discontinuation of the one-month LIBOR rate on June 30, 2023. We do not expect to modify our interest rate swap contracts prior to their maturity date.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended March 31, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$60,566	$25,929	$59,696	$37,918	$—	$184,109
Non-package revenue	9,812	3,915	10,013	8,208	508	32,456
Management fees	30	—	—	—	1,027	1,057
Cost reimbursements	—	—	—	998	954	1,952
Total revenue	$70,408	$29,844	$69,709	$47,124	$2,489	$219,574

	Three Months Ended March 31, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$28,870	$7,552	$17,463	$10,009	$—	$63,894
Non-package revenue	5,808	1,362	3,432	2,268	125	12,995
Management fees	—	—	—	—	344	344
Cost reimbursements	—	—	—	377	136	513
Total revenue	$34,678	$8,914	$20,895	$12,654	$605	$77,746

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2022 and December 31, 2021 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2022	2021
Property and equipment, gross
Land, buildings and improvements	$1,760,827	$1,759,837
Fixtures and machinery (1)	84,480	84,264
Furniture and other fixed assets	206,766	205,141
Construction in progress	4,646	3,781
Total property and equipment, gross	2,056,719	2,053,023
Accumulated depreciation	(486,980)	(468,449)
Total property and equipment, net	$1,569,739	$1,584,574
________
(1) Includes the gross balance of our financing lease right-of-use assets, which was $6.3 million as of March 31, 2022 and December 31, 2021 (see Note 11).
Depreciation expense for property and equipment was $19.1 million and $20.5 million for the three months ended March 31, 2022 and 2021, respectively.

Sale of Capri Resort
On March 31, 2021, we entered into an agreement to sell our equity interest in the Capri Resort, which was reported within our Yucatán Peninsula reportable segment, for $55.0 million in cash consideration. Upon entering into the agreement, we classified the resort and related deferred tax liabilities as held for sale and recorded an impairment loss of $24.0 million for the three months ended March 31, 2021.
Sale of Dreams Puerto Aventuras
On February 5, 2021, we completed the sale of the Dreams Puerto Aventuras. Upon closing, we received total cash consideration of $34.3 million, after customary closing costs.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
Leases	2022	2021
Operating lease income (1)	$1,226	$606
________
(1) Our operating lease income, which is recorded within non-package revenue in the Condensed Consolidated Statements of Operations, includes variable lease revenue which is typically calculated as a percentage of our tenant's net sales.
Note 5. Income taxes
We file tax returns for our entities in key jurisdictions including Mexico, Dominican Republic, Jamaica, the United States, and the Netherlands. We are domiciled in the Netherlands and our Dutch subsidiaries are subject to a Dutch general tax rate of 25.8%. Our other operating subsidiaries are subject to tax rates up to 30% in the jurisdictions in which they are domiciled.
We recognized an income tax provision of $1.6 million for the three months ended March 31, 2022, compared to an income tax benefit of $2.0 million for the three months ended March 31, 2021.
All of our outstanding Advanced Pricing Agreements (“APAs”) for our Dominican Republic entities expired as of December 31, 2021. We are currently in the process of renegotiating the terms of our APAs and expect that the terms will be finalized before the end of 2022. This is reflected in our estimated annual effective tax rate calculation.
We had no uncertain tax positions or unrecognized tax benefits as of March 31, 2022. We expect no significant changes in unrecognized tax benefits over the next twelve months.
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
Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds’ ownership of our ordinary shares acquired in the public offering of our ordinary shares in January 2021. The affiliated funds managed by DKCM are also the lenders to our Property Loan and Additional Credit Facility, which consists of our Term A1, Term A2 and Term A3 loans (see Note 11). We pay DKCM periodic interest payments related to the outstanding debt.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2022 and 2021 were as follows ($ in thousands):

		Three Months Ended March 31,
Related Party	Transaction	2022	2021
Revenues
ALG	Package revenue	$5,874	$—
Sagicor	Cost reimbursements (1)	$1,103	$430
Expenses
Hyatt	Franchise fees (2)	$7,413	$3,516
Sagicor	Insurance premiums (2)	$279	$155
Chief Executive Officer	Lease expense (3)	$188	$228
DKCM	Interest expense (4)	$5,405	$5,404
AMResorts	Management fees (2)	$1,112	$—
AMResorts	Marketing fees (3)	$1,083	$—
________
(1)Equivalent amount included as reimbursed costs in the Condensed Consolidated Statements of Operations.
(2)Included in direct expense in the Condensed Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.
(3)Included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
(4)Includes interest expense and amortization of deferred financing costs and discounts.
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
Note 8. Ordinary shares
As of March 31, 2022, our ordinary share capital consisted of 165,778,067 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,926,401 restricted shares and performance share awards and 27,245 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of March 31, 2022, there were 3,498,568 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2022 to March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	3,006,791	$6.50
Granted	1,034,850	8.20
Vested	(1,323,366)	6.31
Forfeited	(93,752)	7.73
Unvested balance at March 31, 2022	2,624,523	$7.22
Performance share awards consist of ordinary shares that may become earned and vested at the end of a three-year performance period based on the achievement of performance targets adopted by our Compensation Committee. Our performance shares have market conditions where 50% of the performance share awards will vest based on the total shareholder return (“TSR”) of our ordinary shares relative to those of our peer group and 50% will vest based on the compound annual growth rate of the price of our ordinary shares. The peer shareholder return component may vest between 0% and 150% of target, with the award capped at 100% of target should Playa's TSR be negative. The growth rate component may vest up to 100% of target.
The table below summarizes the key inputs used in the Monte-Carlo simulation to determine the grant date fair value of our performance share awards ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
January 4, 2022
Peer Shareholder Return	50%	$1,689	67.79%	1.01%	—%
Growth Rate	50%	$1,346	67.79%	1.01%	—%
________
(1) Expected volatility was determined based on the historical share prices of the Company.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2022 to March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,027,519	$5.18
Granted	374,998	8.10
Vested	(16,421)	4.34
Forfeited	(56,973)	4.34
Unvested balance at March 31, 2022	1,329,123	$6.05

Note 10. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2022	2021
Numerator
Net income (loss)	$42,747	$(69,745)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	165,743,382	160,827,261
Effect of dilutive securities
Unvested performance share awards	401,903	—
Unvested restricted share awards	742,844	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	166,888,129	160,827,261

EPS - Basic	$0.26	$(0.43)
EPS - Diluted	$0.26	$(0.43)

For the three months ended March 31, 2022 and 2021, unvested performance share awards in the amounts of 187,500 and 1,027,519 shares, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards were partially achieved as of March 31, 2022 and 2021.

We had no anti-dilutive unvested restricted share awards for the three months ended March 31, 2022. For the three months ended March 31, 2021, unvested restricted share awards of 3,432,944 were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the three months ended March 31, 2021, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable during the reporting period. On March 12, 2022, all of our outstanding warrants expired and had no impact on diluted EPS for the three months ended March 31, 2022.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021
Senior Secured Credit Facilities
Revolving Credit Facility (1)	LIBOR + 3.00% LIBOR + 4.00%	April 27, 2022 ($17.0 million) January 27, 2024 ($68.0 million)	$—	$—
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	939,343	941,868
Term A1 Loan	11.4777%	April 27, 2024	35,000	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000	31,000
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	27,319	27,319
Total Senior Secured Credit Facilities (at stated value)			1,032,662	1,035,187
Unamortized discount			(1,029)	(1,153)
Unamortized debt issuance costs			(3,761)	(4,207)
Total Senior Secured Credit Facilities, net			$1,027,872	$1,029,827

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$110,000
Unamortized discount			(2,894)	(3,107)
Unamortized debt issuance costs			(3,223)	(3,459)
Total Property Loan, net			$103,883	$103,434

Financing lease obligations			$5,959	$6,058

Total debt, net			$1,137,714	$1,139,319
________
(1)Undrawn balances bear interest between 0.25% to 0.5% depending on certain leverage ratios. We had an available balance of $85.0 million as of March 31, 2022 and December 31, 2021.
(2)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 3.75% as of both March 31, 2022 and December 31, 2021. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).
(3)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 4.00% as of both March 31, 2022 and December 31, 2021.

Financial maintenance covenants
We were in compliance with all applicable covenants as of March 31, 2022. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility
We maintained the minimum liquidity balance of $70.0 million through March 31, 2022. Subsequent to March 31, 2022, we will be subject to the following total net leverage ratio requirements if we have more than 35% drawn on the Revolving Credit Facility:

▪6.50x for the period ended March 31, 2022;
▪6.00x for the period ended June 30, 2022; and
▪4.75x for periods thereafter.

Term A1 Loan	Same terms as the Senior Secured Credit Facility
Term A2 Loan	No applicable debt covenants.
Term A3 Loan	No applicable debt covenants.
Property Loan	No applicable debt covenants other than the requirement to maintain a cash reserve until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive quarters.

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

Our interest rate swaps are designated as cash flow hedges, but were deemed ineffective due to the decrease in interest rates. All changes in fair value are recognized through interest expense in the Condensed Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	2022	2021
AOCI from our cash flow hedges as of January 1	$14,632	$26,369
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,894)	(2,894)
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	(2,894)
AOCI from our cash flow hedges as of March 31 (1)	$11,738	$23,475
________
(1) As of March 31, 2022, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $11.7 million, which represents prior losses recognized in AOCI when our interest rate swaps were deemed effective hedges.

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	Three Months Ended March 31,
		2022	2021
Interest rate swaps (1)	Interest expense	$(5,715)	$2,811
________
(1) Includes the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021 ($ in thousands):

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of March 31,	As of December 31,
		2022	2021
Interest rate swaps	Derivative financial instruments	$8,515	$22,543

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

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of March 31, 2022 and December 31, 2021. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following tables present our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$8,515	$—	$8,515	$—

	December 31, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$22,543	$—	$22,543	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2022 and December 31, 2021 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$936,593	$—	$—	$923,069
Term A1 Loan	34,240	—	—	35,524
Term A2 Loan	30,327	—	—	31,465
Term A3 Loan	26,712	—	—	27,008
Property Loan	103,883	—	—	112,226
Total liabilities	$1,131,755	$—	$—	$1,129,292

	Carrying Value	Fair Value
	As of December 31, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$938,788	$—	$—	$924,917
Term A1 Loan	34,151	—	—	35,598
Term A2 Loan	30,248	—	—	31,530
Term A3 Loan	26,640	—	—	27,006
Property Loan	103,434	—	—	111,593
Total liabilities	$1,133,261	$—	$—	$1,130,644

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

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2022 and December 31, 2021 ($ in thousands):

	As of March 31,	As of December 31,
	2022	2021
Gross trade and other receivables (1)	$63,026	$47,382
Allowance for doubtful accounts	(1,366)	(1,940)
Total trade and other receivables, net	$61,660	$45,442
________
(1) The opening balance as of January 1, 2021 was $28.3 million.

We have not experienced any significant write-offs to our accounts receivable during the three months ended March 31, 2022 and 2021.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2022 and December 31, 2021 ($ in thousands):

	As of March 31,	As of December 31,
	2022	2021
Advances to suppliers	$7,895	$8,327
Prepaid income taxes	11,550	11,101
Prepaid other taxes (1)	8,344	7,995
Operating lease right-of-use assets	3,569	3,766
Key money (2)	2,349	2,376
Other assets	5,205	5,075
Total prepayments and other assets	$38,912	$38,640
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
(2) Represents a cash deposit related to the Sanctuary Cap Cana management contract. In April 2021, we entered into an agreement to classify this deposit as key money.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three months ended March 31, 2022. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of March 31, 2022 and December 31, 2021 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654

Other intangible assets
Other intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2022	2021
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	6,452	6,402
Other	4,099	4,073
Total gross carrying value	13,326	13,250

Accumulated amortization
Management contract	(356)	(333)
Enterprise resource planning system (2)	(2,113)	(1,895)
Other	(3,517)	(3,390)
Total accumulated amortization	(5,986)	(5,618)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,544	1,567
Enterprise resource planning system (2)	4,339	4,507
Other	582	683
Total net carrying value	$7,340	$7,632
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning system, of which $0.9 million was placed into service in 2021 and is being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2022 and December 31, 2021 ($ in thousands):

	As of March 31,	As of December 31,
	2022	2021
Trade payables	$24,294	$23,843
Advance deposits (1)	61,188	62,644
Withholding and other taxes payable	35,142	32,655
Interest payable	99	99
Payroll and related accruals	20,306	23,998
Accrued expenses and other payables	19,445	16,983
Total trade and other payables	$160,474	$160,222
________
(1) The opening balance as of January 1, 2021 was $29.7 million.

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2022 and December 31, 2021 ($ in thousands):

	As of March 31,	As of December 31,
	2022	2021
Pension obligation (1)(2)	$6,735	$5,990
Operating lease liabilities	4,096	4,298
Unfavorable ground lease liability	1,939	1,967
Key money (3)	16,466	16,731
Other	900	896
Total other liabilities	$30,136	$29,882
________
(1) For the three months ended March 31, 2022 and 2021, the service cost component of net periodic pension cost was $0.2 million and $0.2 million, respectively. The costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the three months ended March 31, 2022 and 2021, the non-service cost components of net periodic pension cost were $0.4 million and $0.1 million, respectively. The costs are recorded within other expense in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations.
Note 15. Business segments
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three months ended March 31, 2022 and 2021, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) other expense; (d) share-based compensation; (e) other tax expense; (f) transaction expenses; and (g) severance expenses.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Owned net revenue
Yucatán Peninsula	$68,629	$33,603
Pacific Coast	29,104	8,621
Dominican Republic	69,664	20,881
Jamaica	44,264	11,722
Segment owned net revenue (1)	211,661	74,827
Other	507	125
Management fees	1,057	344
Cost reimbursements	1,952	513
Compulsory tips	4,397	1,937
Total revenue	$219,574	$77,746
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income (loss) for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Owned Resort EBITDA
Yucatán Peninsula	$29,458	$7,174
Pacific Coast	12,544	485
Dominican Republic	28,377	1,666
Jamaica	17,158	(2,780)
Segment Owned Resort EBITDA	87,537	6,545
Other corporate	(11,651)	(9,394)
Management fees	1,057	344
Adjusted EBITDA	76,943	(2,505)
Interest expense	(9,168)	(18,167)
Depreciation and amortization	(19,500)	(20,883)
Impairment loss	—	(24,011)
Loss on sale of assets	—	(273)
Other expense	(514)	(706)
Share-based compensation	(3,356)	(3,179)
Other tax expense	(240)	(163)
Transaction expenses	(191)	(579)
Severance expense	—	(1,287)
Non-service cost components of net periodic pension cost (1)	387	57
Net income (loss) before tax	44,361	(71,696)
Income tax (provision) benefit	(1,614)	1,951
Net income (loss)	$42,747	$(69,745)
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other expense in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of March 31, 2022 and December 31, 2021 ($ in thousands):

	As of March 31,	As of December 31,
	2022	2021
Segment property and equipment, gross
Yucatán Peninsula	$668,667	$667,618
Pacific Coast	289,243	288,309
Dominican Republic	684,948	684,187
Jamaica	409,009	408,107
Total segment property and equipment, gross	2,051,867	2,048,221
Corporate property and equipment, gross	4,852	4,802
Accumulated depreciation	(486,980)	(468,449)
Total property and equipment, net	$1,569,739	$1,584,574

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Segment capital expenditures
Yucatán Peninsula	$1,265	$681
Pacific Coast	1,152	141
Dominican Republic	946	645
Jamaica	985	1,027
Total segment capital expenditures (1)	4,348	2,494
Corporate	52	57
Total capital expenditures (1)	$4,400	$2,551
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
On April 29, 2022, our restricted cash balance related to our Property Loan of approximately $20.6 million was released into unrestricted cash as the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton Rose Hall Resort & Spa properties achieved the required debt service coverage ratio for two consecutive quarters.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 24, 2022 and as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, results of operations and prospects, which include the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we experienced severely reduced occupancy levels at our resorts compared to historic levels. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, the government actions taken to contain the pandemic or mitigate its impact, continuing effectiveness and uptake of vaccines (including boosters) and treatment therapies, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates, labor-force availability, disruption in the supply chain for materials, and consumer discretionary spending, among others. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general economic uncertainty and the effect of general economic conditions, including inflation, on the lodging industry in particular;
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
•uncertainty regarding the ongoing conflict between Russia and Ukraine and the related impacts on inflation, supply chains and macroeconomic conditions;
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
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of March 31, 2022, Playa owned and/or managed a total portfolio consisting of 22 resorts (8,366 rooms) located in Mexico, Jamaica, and the Dominican Republic:
•In Mexico, we own and manage Hyatt Zilara Cancún, Hyatt Ziva Cancún, Wyndham Alltra Cancún, Wyndham Alltra Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta, and Hyatt Ziva Los Cabos;
•In Jamaica, we own and manage Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa;
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana; and
•We own two resorts in the Dominican Republic that are managed by a third-party and manage five resorts on behalf of third-party owners.
Playa’s strategy is to leverage its globally recognized brand partnerships and proprietary in-house direct booking capabilities to capitalize on the growing popularity of the all-inclusive resort model and reach first-time all-inclusive consumers in a cost-effective manner. We believe that this strategy should position us to generate attractive returns for our shareholders, build lasting relationships with our guests, and enhance the lives of our associates and the communities in which we operate.
For the three months ended March 31, 2022, we generated net income of $42.7 million, total revenue of $219.6 million, Net Package RevPAR of $280.78 and Adjusted EBITDA of $76.9 million. For the three months ended March 31, 2021, during which time our operations were severely impacted by the effects of COVID-19, we generated a net loss of $69.7 million, total revenue of $77.7 million, Net Package RevPAR of $91.40 and Adjusted EBITDA of ($2.5) million.

Our Portfolio of Resorts
As of March 31, 2022, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

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
(4) We entered into a management agreement to operate this resort during the first quarter of 2021. The resort is currently closed for renovations but is expected to open in the second half of 2022.

Results of Operations
Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change	% Change
Revenue
Package	$184,109	$63,894	$120,215	188.1%
Non-package	32,456	12,995	19,461	149.8%
Management fees	1,057	344	713	207.3%
Cost reimbursements	1,952	513	1,439	280.5%
Total revenue	219,574	77,746	141,828	182.4%
Direct and selling, general and administrative expenses
Direct	106,840	60,221	46,619	77.4%
Selling, general and administrative	37,239	24,668	12,571	51.0%
Depreciation and amortization	19,500	20,883	(1,383)	(6.6)%
Reimbursed costs	1,952	513	1,439	280.5%
Impairment loss	—	24,011	(24,011)	(100.0)%
Loss on sale of assets	—	273	(273)	(100.0)%
Direct and selling, general and administrative expenses	165,531	130,569	34,962	26.8%
Operating income (loss)	54,043	(52,823)	106,866	202.3%
Interest expense	(9,168)	(18,167)	8,999	49.5%
Other expense	(514)	(706)	192	27.2%
Net income (loss) before tax	44,361	(71,696)	116,057	161.9%
Income tax (provision) benefit	(1,614)	1,951	(3,565)	(182.7)%
Net income (loss)	$42,747	$(69,745)	$112,492	161.3%
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
Our comparable portfolio for the three months ended March 31, 2022 excludes the Dreams Puerto Aventuras, which was sold in February 2021 and Capri Resort, which was sold in June 2021.

Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	72.4%	31.6%	40.8	pts	129.1%
Net Package ADR	$388.07	$288.88	$99.19		34.3%
Net Package RevPAR	$280.78	$91.40	$189.38		207.2%
	($ in thousands)
Net Package Revenue	$180,026	$62,083	$117,943		190.0%
Net Non-package Revenue	32,142	12,869	19,273		149.8%
Management Fee Revenue	1,057	344	713		207.3%
Total Net Revenue	213,225	75,296	137,929		183.2%
Adjusted EBITDA	$76,943	$(2,505)	$79,448		3,171.6%
Adjusted EBITDA Margin	36.1%	(3.3)%	39.4	pts	1,193.9%

Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	72.4%	32.9%	39.5	pts	120.1%
Net Package ADR	$388.07	$291.50	$96.57		33.1%
Net Package RevPAR	$280.78	$95.82	$184.96		193.0%
	($ in thousands)
Net Package Revenue	$180,026	$61,438	$118,588		193.0%
Net Non-package Revenue	32,143	12,405	19,738		159.1%
Management Fee Revenue	1,057	344	713		207.3%
Total Net Revenue	213,226	74,187	139,039		187.4%
Adjusted EBITDA	$76,917	$(1,996)	$78,913		3,953.6%
Adjusted EBITDA Margin	36.1%	(2.7)%	38.8	pts	1,437.0%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended March 31, 2022 increased $141.8 million, or 182.4%, compared to the three months ended March 31, 2021.

Our Total Net Revenue for the three months ended March 31, 2022 increased $137.9 million, or 183.2%, compared to the three months ended March 31, 2021. The increase was due to the following:
•an increase in demand as a result of increased vaccination levels, easing of government travel restrictions, and pent-up demand for leisure travel compared to the three months ended March 31, 2021, when we experienced severely reduced occupancy as a result of the COVID-19 pandemic;
•an increase in Net Package ADR as a result of pent-up demand and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued sequential improvement in Net Non-package Revenue with our highest spend per guest on record in the first quarter of 2022; and
•a $7.14 favorable Net Package ADR impact due to the change in billing methodology of an online travel agency (“OTA”), which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $380.93.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2022	2021	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$180,026	$61,438	$118,588	193.0%
Non-comparable Net Package Revenue	—	645	(645)	(100.0)%
Net Package Revenue	180,026	62,083	117,943	190.0%

Net Non-package Revenue
Comparable Net Non-package Revenue	32,143	12,405	19,738	159.1%
Non-comparable Net Non-package Revenue	(1)	464	(465)	(100.2)%
Net Non-package Revenue	32,142	12,869	19,273	149.8%

Management Fee Revenue
Comparable Management Fee Revenue	1,057	344	713	207.3%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	1,057	344	713	207.3%

Total Net Revenue
Comparable Total Net Revenue	213,226	74,187	139,039	187.4%
Non-comparable Total Net Revenue	(1)	1,109	(1,110)	(100.1)%
Total Net Revenue	213,225	75,296	137,929	183.2%
Compulsory tips	4,397	1,937	2,460	127.0%
Cost Reimbursements	1,952	513	1,439	280.5%
Total revenue	$219,574	$77,746	$141,828	182.4%

Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2022	2021	Change	% Change
Direct expenses	$106,840	$60,221	$46,619	77.4%
Less: compulsory tips	4,397	1,937	2,460	127.0%
Net Direct Expenses	$102,443	$58,284	$44,159	75.8%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $102.4 million, or 48.0% of Total Net Revenue, for the three months ended March 31, 2022 and $58.3 million, or 77.4% of Total Net Revenue, for the three months ended March 31, 2021. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses for the three months ended March 31, 2022 increased $44.2 million, or 75.8%, compared to the three months ended March 31, 2021. As a percentage of Owned Net Revenue, Net Direct Expenses decreased to 48.4%, compared to 77.9% for the three months ended March 31, 2021. Net Direct Expenses at our comparable properties increased $46.7 million, or 83.6%, compared to the three months ended March 31, 2021. Net Direct Expenses increased due to the corresponding recovery in our operations, compared to the three months ended March 31, 2021 when we experienced severely reduced occupancy as a result of the COVID-19 pandemic, and also due to a higher rate of inflation in the first quarter of 2022 as compared to 2021. See the “Inflation” section for additional discussion. Our food and beverage expenses increased during the first quarter of 2022 on a per guest basis as part of our initiative to deliver an exceptional customer experience across our portfolio.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$24,240	$10,295	$13,945	135.5%
Guest costs	7,601	3,807	3,794	99.7%
Salaries and wages	35,878	25,037	10,841	43.3%
Repairs and maintenance	4,588	2,940	1,648	56.1%
Utilities and sewerage	10,317	7,364	2,953	40.1%
Licenses and property taxes	795	805	(10)	(1.2)%
Incentive and management fees	1,112	146	966	661.6%
Franchise / license fees	10,139	4,249	5,890	138.6%
Transportation and travel expenses	1,302	923	379	41.1%
Laundry and cleaning expenses	1,406	879	527	60.0%
Property and equipment rental expense	1,306	175	1,131	646.3%
Entertainment expenses and decoration	2,376	903	1,473	163.1%
Office supplies	299	168	131	78.0%
Other operational expenses	1,084	593	491	82.8%
Total Net Direct Expenses	$102,443	$58,284	$44,159	75.8%
Comparable Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$24,236	$10,161	$14,075	138.5%
Guest costs	7,601	3,507	4,094	116.7%
Salaries and wages	35,912	23,389	12,523	53.5%
Repairs and maintenance	4,588	2,863	1,725	60.3%
Utilities and sewerage	10,317	7,241	3,076	42.5%
Licenses and property taxes	795	745	50	6.7%
Incentive and management fees	1,112	104	1,008	969.2%
Franchise / license fees	10,139	4,249	5,890	138.6%
Transportation and travel expenses	1,302	897	405	45.2%
Laundry and cleaning expenses	1,406	871	535	61.4%
Property and equipment rental expense	1,306	165	1,141	691.5%
Entertainment expenses and decoration	2,376	884	1,492	168.8%
Office supplies	299	166	133	80.1%
Other operational expenses	1,083	558	525	94.1%
Total Net Direct Expenses	$102,472	$55,800	$46,672	83.6%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2022 increased $12.6 million, or 51.0%, compared to the three months ended March 31, 2021. The higher levels of occupancy from the ongoing recovery at our resorts during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 resulted in a $5.8 million increase in commissions expenses, a $2.4 million increase in corporate personnel costs, a $2.2 million increase in advertising expenses, a $2.0 million increase in credit card commissions, and a $0.5 million increase in professional fees. The increase in commissions expenses includes an additional $3.3 million that was a result of a change in billing methodology of an OTA, which requires Playa to present the commissions on a gross basis under U.S. GAAP. The increases in selling, general and administrative expenses were partially offset by a $0.5 million decrease in our provision for doubtful accounts due to the economic recovery from the COVID-19 pandemic and its effect on tour operators and travel agencies.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2022 decreased $1.4 million, or 6.6%, compared to the three months ended March 31, 2021, which was primarily due to a $0.9 million decrease from the sale of the Capri Resort in June 2021.
Impairment Loss
Our impairment loss for the three months ended March 31, 2022 was $0 million, a decrease of $24.0 million, or 100.0%, compared to the three months ended March 31, 2021. The decrease was driven by the $24.0 million of property and equipment impairment recognized upon classification of the Capri Resort as held for sale in March 2021, as the carrying value exceeded the sale price of the assets under the sales agreement.
Interest Expense
Our interest expense for the three months ended March 31, 2022 decreased $9.0 million, or 49.5%, compared to the three months ended March 31, 2021. The decrease in interest expense was driven primarily by an $8.5 million benefit over the period related to the change in fair value of our interest rate swaps. During the three months ended March 31, 2022, we recognized a benefit of $5.7 million due to the increase in interest rates closer to our fixed rate of 2.85%, compared to a loss of $2.8 million during the three months ended March 31, 2021.
Cash interest paid was $18.2 million for the three months ended March 31, 2022, representing a $0.6 million, or 3.1% decrease as compared to the three months ended March 31, 2021. Cash interest paid on our Revolving Credit Facility decreased $0.4 million from the repayment of our entire outstanding balance in February 2021.
Income Tax Provision
For the three months ended March 31, 2022, our income tax provision was $1.6 million, compared to a $2.0 million income tax benefit for the three months ended March 31, 2021. The increase in our income tax provision of $3.6 million was primarily driven by:
•$4.5 million increased tax provision due to higher pre-tax book income from our taxpaying entities;
•$1.3 million decreased tax benefit related to the sale of the Dreams Puerto Aventuras in 2021; and
•$1.2 million increased tax provision associated with foreign exchange rate fluctuations, primarily for our Mexican entities.
These increases were partially offset by:

•$2.9 million decreased tax provision related to valuation allowances recognized for our Jamaica and Mexico entities; and
•$0.6 million increased tax benefit related to prior year adjustments.

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

“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three months ended March 31, 2022 and 2021, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost Reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income (loss) or net income (loss).
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
The second principal reason that we believe Adjusted EBITDA is useful to investors is that it is considered a key performance indicator by our board of directors (our “Board”) and management. In addition, the compensation committee of our Board determines a portion of the annual variable compensation for certain members of our management based, in part, on consolidated Adjusted EBITDA. We believe that Adjusted EBITDA is useful to investors because it provides investors with information utilized by our Board and management to assess our performance and may (subject to the limitations described below) enable investors to compare the performance of our portfolio to our competitors.
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
Our comparable resorts for the three months ended March 31, 2022 excludes the following resorts: Dreams Puerto Aventuras, which was sold in February 2021 and Capri Resort, which was sold in June 2021.

A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended March 31, 2022 and 2021
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$68,629	$33,603	$35,026	104.2%
Pacific Coast	29,104	8,621	20,483	237.6%
Dominican Republic	69,664	20,881	48,783	233.6%
Jamaica	44,264	11,722	32,542	277.6%
Segment Owned Net Revenue	211,661	74,827	136,834	182.9%
Other	507	125	382	305.6%
Management fees	1,057	344	713	207.3%
Total Net Revenue	$213,225	$75,296	$137,929	183.2%

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$29,458	$7,174	$22,284	310.6%
Pacific Coast	12,544	485	12,059	2,486.4%
Dominican Republic	28,377	1,666	26,711	1,603.3%
Jamaica	17,158	(2,780)	19,938	717.2%
Segment Owned Resort EBITDA	87,537	6,545	80,992	1,237.5%
Other corporate	(11,651)	(9,394)	(2,257)	(24.0)%
Management fees	1,057	344	713	207.3%
Total Adjusted EBITDA	$76,943	$(2,505)	$79,448	3,171.6%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	71.9%	41.8%	30.1	pts	72.0%
Net Package ADR	$429.45	$290.91	$138.54		47.6%
Net Package RevPAR	$308.75	$121.66	$187.09		153.8%
	($ in thousands)
Net Package Revenue	$59,077	$27,911	$31,166		111.7%
Net Non-package Revenue	9,552	5,692	3,860		67.8%
Owned Net Revenue	68,629	33,603	35,026		104.2%
Owned Resort EBITDA	$29,458	$7,174	$22,284		310.6%
Owned Resort EBITDA Margin	42.9%	21.3%	21.6	pts	101.4%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	71.9%	48.0%	23.9	pts	49.8%
Net Package ADR	$429.46	$297.02	$132.44		44.6%
Net Package RevPAR	$308.75	$142.50	$166.25		116.7%
	($ in thousands)
Net Package Revenue	$59,077	$27,266	$31,811		116.7%
Net Non-package Revenue	9,553	5,228	4,325		82.7%
Owned Net Revenue	68,630	32,494	36,136		111.2%
Owned Resort EBITDA	$29,432	$7,683	$21,749		283.1%
Owned Resort EBITDA Margin	42.9%	23.6%	19.3	pts	81.8%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2022 increased $36.1 million, or 111.2%, compared to the three months ended March 31, 2021. The increase was due to the following:
•an increase in demand as a result of increased vaccination levels, easing of government travel restrictions, and pent-up demand for leisure travel compared to the three months ended March 31, 2021, when we experienced severely reduced occupancy as a result of the COVID-19 pandemic;
•an increase in Occupancy of 23.9 percentage points compared to the three months ended March 31, 2021, driven by the factors listed above as well as an increase in guests sourced from Canada and Asia;
•an increase in Net Package ADR as a result of pent-up demand and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued sequential improvement in Net Non-package Revenue with our highest spend per guest on record in the first quarter of 2022; and
•an $18.01 favorable Net Package ADR impact due to the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP.
Compared to 2019, Comparable Net Package ADR for the three months ended March 31, 2022 increased by $108.37, or 33.8%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $90.36, or 28.1%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2022 increased $21.7 million, or 283.1%, compared to the three months ended March 31, 2021. The increase was a result of the on-

going revenue recovery, particularly the strong Comparable Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended March 31, 2021, when we experienced severely reduced occupancy as a result of the COVID-19 pandemic.
Compared to 2019, Comparable Owned Resort EBITDA for the three months ended March 31, 2022 increased by $1.9 million, or 6.9%.
Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2022 and 2021 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	66.6%	28.0%	38.6	pts	137.9%
Net Package ADR	$454.61	$311.06	$143.55		46.1%
Net Package RevPAR	$302.89	$87.20	$215.69		247.4%
	($ in thousands)
Net Package Revenue	$25,242	$7,268	$17,974		247.3%
Net Non-package Revenue	3,862	1,353	2,509		185.4%
Owned Net Revenue	29,104	8,621	20,483		237.6%
Owned Resort EBITDA	$12,544	$485	$12,059		2,486.4%
Owned Resort EBITDA Margin	43.1%	5.6%	37.5	pts	669.6%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2022 increased $20.5 million, or 237.6%, compared to the three months ended March 31, 2021. The increase was due to the following:
•an increase in demand as a result of increased vaccination levels, easing of government travel restrictions, and pent-up demand for leisure travel compared to the three months ended March 31, 2021, when we experienced severely reduced occupancy as a result of the COVID-19 pandemic;
•an increase in Occupancy of 38.6 percentage points compared to the three months ended March 31, 2021, driven by the factors listed above as well as an increase in group room nights, which were only modestly below our first quarter 2019 group room night mix;
•an increase in Net Package ADR as a result of pent-up demand and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued sequential improvement in Net Non-package Revenue with our highest spend per guest on record in the first quarter of 2022; and
•a $15.03 favorable Net Package ADR impact due to the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP.
Compared to 2019, Net Package ADR for the three months ended March 31, 2022 increased by $106.76, or 30.7%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $91.73, or 26.4%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2022 increased $12.1 million, or 2,486.4%, compared to the three months ended March 31, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended March 31, 2021 when we experienced severely reduced occupancy as a result of the COVID-19 pandemic.
Compared to 2019, Owned Resort EBITDA for the three months ended March 31, 2022 increased by $0.2 million, or 1.3%.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended March 31, 2022 and 2021 for the total segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	77.3%	26.0%	51.3	pts	197.3%
Net Package ADR	$324.26	$282.27	$41.99		14.9%
Net Package RevPAR	$250.68	$73.33	$177.35		241.9%
	($ in thousands)
Net Package Revenue	$59,651	$17,449	$42,202		241.9%
Net Non-package Revenue	10,013	3,432	6,581		191.8%
Owned Net Revenue	69,664	20,881	48,783		233.6%
Owned Resort EBITDA	$28,377	$1,666	$26,711		1,603.3%
Owned Resort EBITDA Margin	40.7%	8.0%	32.7	pts	408.8%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2022 increased $48.8 million, or 233.6%, compared to the three months ended March 31, 2021. The increase was due to the following:
•an increase in demand as a result of increased vaccination levels, easing of government travel restrictions, and pent-up demand for leisure travel compared to the three months ended March 31, 2021, when we experienced severely reduced occupancy as a result of the COVID-19 pandemic;
•an increase in Occupancy of 51.3 percentage points compared to the three months ended March 31, 2021, driven by the factors listed above as well as an increase in guests sourced from Canada and Europe;
•an increase in Net Package ADR as a result of pent-up demand and pricing discipline to coincide with investments in guest satisfaction at our resorts, partially offset by our externally managed properties, whose rates remain significantly depressed versus our Playa-managed properties; and
•continued sequential improvement in Net Non-package Revenue.
Compared to 2019, Net Package ADR for the three months ended March 31, 2022 increased by $90.60, or 38.8%. This increase was driven by the opening of the premium-positioned Hyatt Ziva and Hyatt Zilara Cap Cana resorts in the fourth quarter of 2019 and the renovation of the Hilton La Romana All-Inclusive Resort in 2019.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2022 increased $26.7 million, or 1,603.3%, compared to the three months ended March 31, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended March 31, 2021, when we experienced severely reduced occupancy as a result of the COVID-19 pandemic.
Compared to 2019, Owned Resort EBITDA for the three months ended March 31, 2022 increased by $14.9 million, or 110.8%. Our Playa-managed properties increased $20.0 million, or 617.1%, driven by the opening of the premium-positioned Hyatt Ziva and Hyatt Zilara Cap Cana resorts in the fourth quarter of 2019 and the renovation of the Hilton La Romana All-Inclusive Resort in 2019.

The segment's performance was weighed down by our two externally managed properties, which have lagged behind our globally branded resorts in the segment with respect to rate gains and, as a result, are yielding significantly lower margins. Owned Resort EBITDA of our externally managed properties decreased $5.1 million, or 49.6%, compared to the three months ended March 31, 2019.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended March 31, 2022 and 2021 for the total segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	67.6%	26.3%	41.3	pts	157.0%
Net Package ADR	$415.11	$279.87	$135.24		48.3%
Net Package RevPAR	$280.54	$73.57	$206.97		281.3%
	($ in thousands)
Net Package Revenue	$36,056	$9,455	$26,601		281.3%
Net Non-package Revenue	8,208	2,267	5,941		262.1%
Owned Net Revenue	44,264	11,722	32,542		277.6%
Owned Resort EBITDA	$17,158	$(2,780)	$19,938		717.2%
Owned Resort EBITDA Margin	38.8%	(23.7)%	62.5	pts	63.7%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2022 increased $32.5 million, or 277.6%, compared to the three months ended March 31, 2021. The increase was due to the following:
•an increase in demand as a result of increased vaccination levels, easing of government travel restrictions, and pent-up demand for leisure travel compared to the three months ended March 31, 2021 when we experienced severely reduced occupancy as a result of the COVID-19 pandemic;
•an increase in Occupancy of 41.3 percentage points compared to the three months ended March 31, 2021, driven by the factors listed above as well as an increase in guests sourced from Canada and Europe;
•an increase in Net Package ADR as a result of pent-up demand and pricing discipline to coincide with investments in guest satisfaction at our resorts; and
•continued sequential improvement in Net Non-package Revenue with our highest spend per guest on record in the first quarter of 2022.
Compared to 2019, Net Package ADR for the three months ended March 31, 2022 increased by $64.64, or 18.4%. The recovery in Jamaica continues to improve but remains depressed due to more stringent COVID-19 related travel restrictions compared to the other regions where we operate.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2022 increased $19.9 million, or 717.2%, compared to the three months ended March 31, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended March 31, 2021, when we experienced severely reduced occupancy as a result of the COVID-19 pandemic.
Compared to 2019, Owned Resort EBITDA for the three months ended March 31, 2022 decreased by $7.2 million, or 29.5%. The recovery in Jamaica continued to improve, but remained depressed as this segment suffered the greatest impact from the Omicron variant with disrupted bookings in January as a result of more stringent COVID-19 related travel restrictions. This segment finished the quarter relatively flat compared to the end of 2021.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income (Loss) to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income (loss) to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$42,747	$(69,745)
Interest expense	9,168	18,167
Income tax provision (benefit)	1,614	(1,951)
Depreciation and amortization	19,500	20,883
EBITDA	73,029	(32,646)
Other expense (a)	514	706
Share-based compensation	3,356	3,179
Transaction expense (b)	191	579
Severance expense (c)	—	1,287
Other tax expense (d)	240	163
Impairment loss (e)	—	24,011
Loss on sale of assets	—	273
Non-service cost components of net periodic pension cost (f)	(387)	(57)
Adjusted EBITDA	76,943	(2,505)
Other corporate	11,651	9,394
Management fee income	(1,057)	(344)
Owned Resort EBITDA	87,537	6,545
Less: Non-comparable Owned Resort EBITDA	26	(509)
Comparable Owned Resort EBITDA (g)	$87,511	$7,054
________
(a)    Represents changes in foreign exchange and other miscellaneous expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations, debt refinancing costs; other capital raising efforts; and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.
(c)    Represents expenses incurred for employee terminations.
(d)    Relates primarily to a Dominican Republic asset/revenue tax, which is an alternative tax to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is substantially similar to the income tax provision or benefit we eliminate from EBITDA.
(e)    Represents the property and equipment impairment loss on the Capri Resort recognized upon classification of the resort as held for sale in connection with the agreement for the sale of the property executed on March 31, 2021.
(f)    Represents the non-service cost components of net periodic pension cost recorded within other expense in the Condensed Consolidated Statement of Operations. We include these costs or benefits in Adjusted EBITDA as they are considered part of our ongoing resort operations.
(g)    Comparable resorts for the three months ended March 31, 2022 exclude the Dreams Puerto Aventuras, which was sold in February 2021, and Capri Resort, which was sold in June 2021.
Seasonality
The seasonality of the lodging industry and the location of our resorts in Mexico, Jamaica and Dominican Republic have historically resulted in the greatest demand for our resorts occurring between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations, and liquidity, which are consistently higher during the first quarter of each year than in successive quarters.
However, the COVID-19 pandemic altered this seasonal trend in 2021 and Net Package ADR was progressively stronger during the second, third and fourth quarters of 2021 than it was in the first quarter of 2021. We generally expect to see a return to pre-COVID-19 seasonality in 2022.
Inflation
During the first quarter of 2022 we experienced above-average inflationary pressure on our direct resort expenses, which was approximately 200 basis points higher than our typical expense inflation range experienced in the pre-pandemic environment. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. We expect this trend will likely continue at least through the second quarter of 2022, but it could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures and the continuing effects of the COVID-19 pandemic may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the three months ended March 31, 2022 was $37.6 million, representing a significant increase over the three months ended March 31, 2021 as our business continues to recover from the impacts of the COVID-19 pandemic. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of March 31, 2022, we had $299.8 million of available cash, excluding restricted cash, up from $270.1 million as of December 31, 2021. The increase in available cash was primarily due to improved cash flow from operations across our portfolio due to the ongoing recovery from the COVID-19 pandemic. We also benefited from increased vaccination levels, easing of government travel restrictions, and pent-up customer demand for leisure travel, as well as our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, our restricted cash balance related to our Property Loan of $20.6 million was released into unrestricted cash on April 29, 2022 due to the strong operating performance of the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton Rose Hall Resort & Spa properties. As of April 30, 2022, we had approximately $334.5 million of available cash and also had $68.0 million available on our Revolving Credit Facility, which does not mature until January 2024.
We expect to meet our long-term liquidity requirements generally through the sources of cash available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
Cash Requirements
Our expected material cash requirements for the remainder of 2022 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.
As of March 31, 2022, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in mandatory Term Loan repayments as a result of the sales of our resorts in 2021 and 2020. As of March 31, 2022, we expect to repay approximately $37.9 million of our outstanding Term Loan in 2022 and approximately $9.0 million in February 2023. In addition to the mandatory Term Loan repayments resulting from the sale of our resorts, we also had $62.6 million of scheduled contractual obligations remaining in 2022.
We are continuing to monitor our liquidity and we may pursue additional sources of liquidity as needed. The availability of additional liquidity options will depend on the economic and financial environment, our credit, our historical and projected financial and operating performance and continued compliance with financial covenants. If operating conditions do not continue to improve, whether as a result of the current pandemic or a resurgence thereof or for other reasons, such as the Ukraine and Russia crisis, we may not be able to maintain our current liquidity position or access additional sources of liquidity at acceptable terms or at all.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$37,648	$(26,562)
Net cash (used in) provided by investing activities	$(4,436)	$29,622
Net cash (used in) provided by financing activities	$(2,624)	$50,446
Increase in cash, cash equivalents, and restricted cash	$30,588	$53,506
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the three months ended March 31, 2022, our net cash provided by operating activities was $37.6 million. For the three months ended March 31, 2021, our net cash used in operating activities was $26.6 million.
Cash Flows from Investing Activities
For the three months ended March 31, 2022, our net cash used in investing activities was $4.4 million. For the three months ended March 31, 2021, our net cash provided by investing activities was $29.6 million.
Activity for the three months ended March 31, 2022:
•Purchases of property and equipment of $4.4 million.
Activity for the three months ended March 31, 2021:
•Net proceeds from the sale of assets, consisting of the Dreams Puerto Aventuras resort, of $34.2 million; and
•Purchases of property and equipment of $4.6 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $2.6 million for the three months ended March 31, 2022 compared to $50.4 million of cash provided by financing activities for the three months ended March 31, 2021.
Activity for the three months ended March 31, 2022:
•Principal payments on our Term Loan of $2.5 million.

Activity for the three months ended March 31, 2021:
•Net proceeds from our January 2021 equity issuance of $137.7 million;
•Principal payments on our Term Loan of $2.5 million; and
•Repayments on our Revolving Credit Facility of $84.7 million.
Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures. A number of our significant accounting policies are critical due to the fact that they involve higher degree of judgement and estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe our estimates, assumptions and judgments with respect to our such policies are reasonable based upon information presently available. However, actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures.

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of March 31, 2022, 15% of our outstanding indebtedness bore interest at floating rates and 85% bore interest at fixed rates.
•If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $0.8 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million.
•If market rates of interest on our floating rate debt were to decrease by 1.0%, there would be no impact on our floating rate debt or our future earnings and cash flows, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million and the current LIBOR rate on our floating rate debt could not fall below the existing 1.0% LIBOR floor.

Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2022 approximately 2.2% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 74.5% of our resort-level operating expenses for the three months ended March 31, 2022 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2022 would have impacted our Owned Resort EBITDA by approximately $2.1 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2022 would have impacted our Owned Resort EBITDA by approximately $1.7 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2022 would have impacted our Owned Resort EBITDA by approximately $1.1 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

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
Item 1A. Risk Factors.

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.

The ongoing conflict between Russia and Ukraine may negatively impact macro-economic conditions which could affect consumer spending adversely and as a result, our business, results of operations, cash flows or financial condition.

The current conflict between Russia and Ukraine has not had a direct or material impact on the Company. However, a prolonged conflict, the potential expansion of the conflict into other European countries, or the involvement of the United States or other countries where we source our guests could have an impact on macro-economic conditions which could adversely affect consumer spending and consequently, our operations. Further, the rising price of utilities, including increases in fuel prices, would raise the overall vacation cost to our guests and may adversely affect demand for our vacation packages.

Additional risks to our business relating to the Russia and Ukraine conflict include potential interruptions in global supply chains and the availability of items essential to our resort operations, the heightened possibility of cyberattacks, and the potential for travel restrictions affecting our guests' ability to access our resort destinations.
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 5, 2022	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 5, 2022	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)