Form 10-Q
period 2022-06-30
Playa Hotels & Resorts N.V.
filed 2022-08-04
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 166,029,851 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$348,797	$270,088
Restricted cash	—	23,489
Trade and other receivables, net	58,948	45,442
Accounts receivable from related parties	13,708	7,981
Inventories	19,595	18,076
Prepayments and other assets	33,861	38,640
Property and equipment, net	1,558,236	1,584,574
Derivative financial instruments	706	—
Goodwill, net	61,654	61,654
Other intangible assets	7,084	7,632
Total assets	$2,102,589	$2,057,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$165,219	$160,222
Payables to related parties	7,435	5,050
Income tax payable	540	828
Debt	915,401	944,847
Related party debt	195,860	194,472
Derivative financial instruments	—	22,543
Other liabilities	30,959	29,882
Deferred tax liabilities	71,333	68,898
Total liabilities	1,386,747	1,426,742
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 168,237,855 shares issued and 166,029,851 shares outstanding as of June 30, 2022 and 166,646,284 shares issued and 164,438,280 shares outstanding as of December 31, 2021)	18,696	18,518
Treasury shares (at cost, 2,208,004 shares as of June 30, 2022 and December 31, 2021)	(16,697)	(16,697)
Paid-in capital	1,183,468	1,177,380
Accumulated other comprehensive loss	(13,201)	(18,671)
Accumulated deficit	(456,424)	(529,696)
Total shareholders' equity	715,842	630,834
Total liabilities and shareholders' equity	$2,102,589	$2,057,576
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Package	$180,682	$104,780	$364,791	$168,674
Non-package	37,162	22,602	69,618	35,597
Management fees	1,343	452	2,400	796
Cost reimbursements	2,080	969	4,032	1,482
Total revenue	221,267	128,803	440,841	206,549
Direct and selling, general and administrative expenses
Direct	119,125	79,534	225,965	139,755
Selling, general and administrative	41,478	28,550	78,717	53,218
Depreciation and amortization	19,628	20,017	39,128	40,900
Reimbursed costs	2,080	969	4,032	1,482
Impairment loss	—	—	—	24,011
Loss on sale of assets	9	375	9	648
Direct and selling, general and administrative expenses	182,320	129,445	347,851	260,014
Operating income (loss)	38,947	(642)	92,990	(53,465)
Interest expense	(12,892)	(18,950)	(22,060)	(37,117)
Other income (expense)	5,756	(628)	5,242	(1,334)
Net income (loss) before tax	31,811	(20,220)	76,172	(91,916)
Income tax (provision) benefit	(1,286)	12,452	(2,900)	14,403
Net income (loss)	$30,525	$(7,768)	$73,272	$(77,513)

Earnings (loss) per share
Basic	$0.18	$(0.05)	$0.44	$(0.48)
Diluted	$0.18	$(0.05)	$0.44	$(0.48)
Weighted average number of shares outstanding during the period - Basic	165,894,797	164,119,693	165,819,508	162,482,673
Weighted average number of shares outstanding during the period - Diluted	167,249,294	164,119,693	167,088,771	162,482,673
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$30,525	$(7,768)	$73,272	$(77,513)
Other comprehensive income, net of taxes
Gain on interest rate swaps	2,926	2,926	5,820	5,820
Release of foreign currency translation reserve related to sale of Capri Resort	—	140	—	140
Pension obligation loss	(116)	(82)	(350)	(93)
Total other comprehensive income	2,810	2,984	5,470	5,867
Comprehensive income (loss)	$33,335	$(4,784)	$78,742	$(71,646)
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(436,606)	$560,822
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(440,014)	$557,414
Net loss	—	—	—	—	—	—	(69,745)	(69,745)
Other comprehensive income	—	—	—	—	—	2,883	—	2,883
Share-based compensation, net of tax withholdings	708,285	87	9,208	(55)	3,092	—	—	3,124
Equity issuance, net	28,750,000	3,512	—	—	134,204	—	—	137,716
Balance at March 31, 2021	164,029,575	$18,470	2,208,004	$(16,697)	$1,167,444	$(28,066)	$(509,759)	$631,392
Net loss	—	—	—	—	—	—	(7,768)	(7,768)
Other comprehensive income	—	—	—	—	—	2,984	—	2,984
Share-based compensation	180,300	22	—	—	3,428	—	—	3,450
Balance at June 30, 2021	164,209,875	$18,492	2,208,004	$(16,697)	$1,170,872	$(25,082)	$(517,527)	$630,058

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity (continued)
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	42,747	42,747
Other comprehensive income	—	—	—	—	—	2,660	—	2,660
Share-based compensation	1,339,787	152	—	—	3,204	—	—	3,356
Balance at March 31, 2022	165,778,067	$18,670	2,208,004	$(16,697)	$1,180,584	$(16,011)	$(486,949)	$679,597
Net income	—	—	—	—	—	—	30,525	30,525
Other comprehensive income	—	—	—	—	—	2,810	—	2,810
Share-based compensation	251,784	26	—	—	2,884	—	—	2,910
Balance at June 30, 2022	166,029,851	$18,696	2,208,004	$(16,697)	$1,183,468	$(13,201)	$(456,424)	$715,842
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$73,272	$(77,513)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	39,128	40,900
Amortization of debt discount and issuance costs	2,053	2,036
Share-based compensation	6,266	6,629
Gain on derivative financial instruments	(17,429)	(4,596)
Impairment loss	—	24,011
Deferred income taxes	2,435	(15,716)
Loss on sale of assets	9	648
Amortization of key money	(800)	(198)
Recovery of doubtful accounts	(887)	(47)
Other	(40)	668
Changes in assets and liabilities:
Trade and other receivables, net	(12,619)	(13,924)
Accounts receivable from related parties	(5,727)	73
Inventories	(1,519)	(637)
Prepayments and other assets	4,786	7,711
Trade and other payables	4,641	19,410
Payables to related parties	2,385	(2,442)
Income tax payable	(288)	(224)
Other liabilities	1,635	(367)
Net cash provided by (used in) operating activities	97,301	(13,578)
INVESTING ACTIVITIES
Capital expenditures	(11,892)	(8,449)
Purchase of intangibles	(103)	(55)
Proceeds from the sale of assets, net	25	89,064
Net cash (used in) provided by investing activities	(11,970)	80,560
FINANCING ACTIVITIES
Proceeds from ordinary shares, net of issuance costs	—	137,716
Repayments of debt	(29,913)	(29,429)
Repayments of borrowings on revolving credit facility	—	(84,667)
Repurchase of ordinary shares for tax withholdings	—	(55)
Principal payments on finance lease obligations	(198)	(45)
Net cash (used in) provided by financing activities	(30,111)	23,520
INCREASE IN CASH AND CASH EQUIVALENTS	55,220	90,502
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$293,577	$172,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$348,797	$263,362
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$348,797	$237,715
Restricted cash	—	25,647
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$348,797	$263,362
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$36,971	$38,701
Cash paid for income taxes, net	$820	$580
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$1,239	$1,328
Intangible assets capitalized but not yet paid	$83	$111
Par value of vested restricted share awards	$178	$109
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
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
The adoption of ASU No. 2020-04 and ASU 2021-01 in January 2022 had no impact on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022, as we have not modified our variable rate debt that is priced using a spread over one-month London Interbank Offered Rate (“LIBOR”).

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

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended June 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$60,960	$29,739	$52,401	$37,582	$—	$180,682
Non-package revenue(1)	10,966	4,665	12,506	8,370	655	37,162
Management fees	32	—	—	—	1,311	1,343
Cost reimbursements	—	—	—	1,132	948	2,080
Total revenue	$71,958	$34,404	$64,907	$47,084	$2,914	$221,267

	Three Months Ended June 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$38,515	$17,741	$27,918	$20,606	$—	$104,780
Non-package revenue	8,016	3,447	6,004	4,766	369	22,602
Management fees	—	—	—	—	452	452
Cost reimbursements	—	—	—	804	165	969
Total revenue	$46,531	$21,188	$33,922	$26,176	$986	$128,803

	Six Months Ended June 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$121,526	$55,668	$112,097	$75,500	$—	$364,791
Non-package revenue(1)	20,778	8,580	22,519	16,578	1,163	69,618
Management fees	62	—	—	—	2,338	2,400
Cost reimbursements	—	—	—	2,130	1,902	4,032
Total revenue	$142,366	$64,248	$134,616	$94,208	$5,403	$440,841

	Six Months Ended June 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$67,385	$25,293	$45,381	$30,615	$—	$168,674
Non-package revenue	13,824	4,809	9,436	7,034	494	35,597
Management fees	—	—	—	—	796	796
Cost reimbursements	—	—	—	1,181	301	1,482
Total revenue	$81,209	$30,102	$54,817	$38,830	$1,591	$206,549
________
(1) Non-package revenue within Other includes licensing, marketing and other support fees earned from The Playa Collection, which is a third-party owned and operated membership program. Our revenues from The Playa Collection were $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2022 and December 31, 2021 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2022	2021
Property and equipment, gross
Land, buildings and improvements	$1,761,737	$1,759,837
Fixtures and machinery (1)	84,666	84,264
Furniture and other fixed assets	207,904	205,141
Construction in progress	8,340	3,781
Total property and equipment, gross	2,062,647	2,053,023
Accumulated depreciation	(504,411)	(468,449)
Total property and equipment, net	$1,558,236	$1,584,574
________
(1) Includes the gross balance of our financing lease right-of-use assets, which was $6.3 million as of June 30, 2022 and December 31, 2021.
Depreciation expense was $19.3 million and $19.7 million for the three months ended June 30, 2022 and 2021, respectively, and $38.4 million and $40.2 million for the six months ended June 30, 2022 and 2021, respectively.
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

On June 24, 2021, we completed the sale, received total cash consideration of $55.2 million, after customary closing costs, and recognized a loss of $0.5 million within loss on sale of assets in the Condensed Consolidated Statements of Operations. We utilized 50% of the Capri Resort's net proceeds of $24.4 million, after deducting incremental expenses, to repay a portion of our Term Loan on June 29, 2021. Any remaining net proceeds, after deducting capital expenditures incurred across our portfolio for up to 18 months following the sale, are required to be used to repay our Term Loan and Term A3 Loan in December 2022.

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

Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Leases	2022	2021	2022	2021
Operating lease income (1)	$1,076	$787	$2,302	$1,393
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
We had no uncertain tax positions or unrecognized tax benefits as of June 30, 2022. We expect no significant changes in unrecognized tax benefits over the next twelve months.
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
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2022 and 2021 were as follows ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Transaction	2022	2021	2022	2021
Revenues
ALG	Package revenue	$4,951	$—	$10,825	$—
Sagicor	Cost reimbursements (1)	$1,317	$858	$2,420	$1,288
Expenses
Hyatt	Franchise fees (2)	$7,802	$4,459	$15,215	$7,975
Sagicor	Insurance premiums (2)	$255	$203	$534	$358
Chief Executive Officer	Lease expense (3)	$192	$188	$380	$416
DKCM	Interest expense (4)	$5,472	$5,467	$10,877	$10,871
AMResorts	Management fees (2)	$872	$—	$1,984	$—
AMResorts	Marketing fees (3)	$972	$—	$2,055	$—
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
In 2015, the local taxing authorities in Mexico challenged $3.4 million of value added tax (“VAT”) receivable that was recognized in connection with the renovation of the Hyatt Ziva Cancún. During the second quarter of 2022, the tax authorities ruled in our favor resulting in receipt of the VAT and an additional $6.2 million for interest and inflation since the date the VAT refund was requested. The gain of $6.2 million is reported within other income (expense) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.
Note 8. Ordinary shares
As of June 30, 2022, our ordinary share capital consisted of 166,029,851 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,642,748 restricted shares and performance share awards and 25,326 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.

Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of June 30, 2022, there were 3,532,356 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2022 to June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	3,006,791	$6.50
Granted	1,034,850	8.20
Vested	(1,575,150)	6.88
Forfeited	(127,540)	7.58
Unvested balance at June 30, 2022	2,338,951	$6.94
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
________
(1) Expected volatility was determined based on our historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2022 to June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,027,519	$5.18
Granted	374,998	8.10
Vested	(16,421)	4.34
Forfeited	(56,973)	4.34
Unvested balance at June 30, 2022	1,329,123	$6.05

Note 10. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$30,525	$(7,768)	$73,272	$(77,513)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	165,894,797	164,119,693	165,819,508	162,482,673
Effect of dilutive securities
Unvested performance share awards	481,048	—	460,336	—
Unvested restricted share awards	873,449	—	808,927	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	167,249,294	164,119,693	167,088,771	162,482,673

EPS - Basic	$0.18	$(0.05)	$0.44	$(0.48)
EPS - Diluted	$0.18	$(0.05)	$0.44	$(0.48)

We had no anti-dilutive unvested performance share awards for the three months ended June 30, 2022. For the three months ended June 30, 2021, unvested performance share awards of 1,027,519 shares were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the six months ended June 30, 2022 and 2021, unvested performance share awards in the amounts of 187,500 and 1,027,519 shares, respectively were not included in the computation of diluted EPS as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards were partially achieved as of June 30, 2022 and 2021.

We had no anti-dilutive unvested restricted share awards for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, unvested restricted share awards of 3,244,688 were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
Senior Secured Credit Facilities
Revolving Credit Facility (1)	LIBOR + 4.00%	January 27, 2024	$—	$—
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	911,955	941,868
Term A1 Loan	11.4777%	April 27, 2024	35,000	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000	31,000
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	27,319	27,319
Total Senior Secured Credit Facilities (at stated value)			1,005,274	1,035,187
Unamortized discount			(904)	(1,153)
Unamortized debt issuance costs			(3,308)	(4,207)
Total Senior Secured Credit Facilities, net			$1,001,062	$1,029,827

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$110,000
Unamortized discount			(2,678)	(3,107)
Unamortized debt issuance costs			(2,982)	(3,459)
Total Property Loan, net			$104,340	$103,434

Financing lease obligations			$5,859	$6,058

Total debt, net			$1,111,261	$1,139,319
________
(1)Undrawn balances bear interest between 0.25% to 0.5% depending on certain leverage ratios. We had an available balance of $68.0 million and $85.0 million as of June 30, 2022 and December 31, 2021, respectively.
(2)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 4.42% and 3.75% as of June 30, 2022 and December 31, 2021, respectively. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).
(3)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 4.63% and 4.00% as of June 30, 2022 and December 31, 2021, respectively.

On May 20, 2022, we repaid $24.9 million of the outstanding balance on our Term Loan in addition to our quarterly principal payments as a result of the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020. The repayment represented 100% of the net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for 24 months following the sale.

Financial maintenance covenants
We were in compliance with all applicable covenants as of June 30, 2022. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility
We are subject to the following total net leverage ratio requirements if we have more than 35% drawn on the Revolving Credit Facility:

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
During the second quarter of 2022, our restricted cash balance related to our Property Loan was released into unrestricted cash as the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton Rose Hall Resort & Spa properties achieved the required debt service coverage ratio for two consecutive quarters. We had no restricted cash as of June 30, 2022.
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

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	2022	2021
AOCI from our cash flow hedges as of January 1	$14,632	$26,369
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,894)	(2,894)
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	(2,894)
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,926)	(2,926)
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	(2,926)
AOCI from our cash flow hedges as of June 30 (1)	$8,812	$20,549
________
(1) As of June 30, 2022, the total amount expected to be reclassified from AOCI to interest expense during the remaining nine month term is $8.8 million, which represents prior losses recognized in AOCI when our interest rate swaps were deemed effective hedges.

Derivative Instruments for Ineffective Hedges	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest rate swaps (1)	Interest expense	$(2,077)	$3,591	$(7,792)	$6,402
________
(1) Includes the (gain) loss from the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.

The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021 ($ in thousands):

Derivative Assets for Ineffective Hedges	Financial Statement Classification	As of June 30,	As of December 31,
		2022	2021
Interest rate swaps	Derivative financial instruments	$706	$—

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of June 30,	As of December 31,
		2022	2021
Interest rate swaps	Derivative financial instruments	$—	$22,543

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of June 30, 2022 and December 31, 2021. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following tables present our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 ($ in thousands):

Financial Assets	June 30, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$706	$—	$706	$—

Financial Liabilities	December 31, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$22,543	$—	$22,543	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2022 and December 31, 2021 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$909,542	$—	$—	$874,215
Term A1 Loan	34,330	—	—	35,458
Term A2 Loan	30,407	—	—	31,406
Term A3 Loan	26,783	—	—	26,315
Property Loan	104,340	—	—	111,093
Total liabilities	$1,105,402	$—	$—	$1,078,487

	Carrying Value	Fair Value
	As of December 31, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$938,788	$—	$—	$924,917
Term A1 Loan	34,151	—	—	35,598
Term A2 Loan	30,248	—	—	31,530
Term A3 Loan	26,640	—	—	27,006
Property Loan	103,434	—	—	111,593
Total liabilities	$1,133,261	$—	$—	$1,130,644
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

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.

Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2022 and December 31, 2021 ($ in thousands):

	As of June 30,	As of December 31,
	2022	2021
Gross trade and other receivables (1)	$59,751	$47,382
Allowance for doubtful accounts	(803)	(1,940)
Total trade and other receivables, net	$58,948	$45,442
________
(1) The opening balance as of January 1, 2021 was $28.3 million.

We have not experienced any significant write-offs to our accounts receivable during the three and six months ended June 30, 2022 and 2021.
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2022 and December 31, 2021 ($ in thousands):

	As of June 30,	As of December 31,
	2022	2021
Advances to suppliers	$6,592	$8,327
Prepaid income taxes	11,521	11,101
Prepaid other taxes (1)	4,952	7,995
Operating lease right-of-use assets	3,371	3,766
Key money	2,322	2,376
Other assets	5,103	5,075
Total prepayments and other assets	$33,861	$38,640
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three and six months ended June 30, 2022. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of June 30, 2022 and December 31, 2021 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654

Other intangible assets
Other intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,
	2022	2021
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system (2)	6,490	6,402
Other	4,171	4,073
Total gross carrying value	13,436	13,250

Accumulated amortization
Management contract	(380)	(333)
Enterprise resource planning system (2)	(2,331)	(1,895)
Other	(3,641)	(3,390)
Total accumulated amortization	(6,352)	(5,618)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,520	1,567
Enterprise resource planning system (2)	4,159	4,507
Other	530	683
Total net carrying value	$7,084	$7,632
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
Amortization expense for intangible assets was $0.3 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2022 and December 31, 2021 ($ in thousands):

	As of June 30,	As of December 31,
	2022	2021
Trade payables	$26,906	$23,843
Advance deposits (1)	58,837	62,644
Withholding and other taxes payable	34,603	32,655
Interest payable	198	99
Payroll and related accruals	21,562	23,998
Accrued expenses and other payables	23,113	16,983
Total trade and other payables	$165,219	$160,222
________
(1) The opening balance as of January 1, 2021 was $29.7 million.

Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2022 and December 31, 2021 ($ in thousands):

	As of June 30,	As of December 31,
	2022	2021
Pension obligation (1)(2)	$7,124	$5,990
Operating lease liabilities	3,891	4,298
Unfavorable ground lease liability	1,912	1,967
Key money (3)	15,877	16,731
Other	2,155	896
Total other liabilities	$30,959	$29,882
________
(1) For the three months ended June 30, 2022 and 2021, the service cost component of net periodic pension cost was $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, the service cost component was $0.4 million and $0.4 million, respectively. The costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the three months ended June 30, 2022 and 2021, the non-service cost components of net periodic pension cost were $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, the non-service cost components were $0.5 million and $0.5 million, respectively. The costs are recorded within other income (expense) in the Condensed Consolidated Statements of Operations.
(3) Represents the unamortized balance of key money received, which is amortized as a reduction to franchise fees within direct expenses in the Condensed Consolidated Statements of Operations.
Note 15. Business segments
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and six months ended June 30, 2022 and 2021, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax (provision) benefit, and depreciation and amortization expense (“Adjusted EBITDA”) and the performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee income (“Owned Resort EBITDA”). Adjusted EBITDA and Owned Resort EBITDA should not be considered alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP.
We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) other income (expense); (d) share-based compensation; (e) other tax income (expense); (f) transaction expenses; and (g) severance expenses. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Owned net revenue
Yucatán Peninsula	$69,977	$45,067	$138,606	$78,670
Pacific Coast	33,496	20,514	62,600	29,135
Dominican Republic	64,860	33,888	134,524	54,769
Jamaica	43,758	24,134	88,022	35,856
Segment owned net revenue (1)	212,091	123,603	423,752	198,430
Other	655	369	1,162	494
Management fees	1,343	452	2,400	796
Cost reimbursements	2,080	969	4,032	1,482
Compulsory tips	5,098	3,410	9,495	5,347
Total revenue	$221,267	$128,803	$440,841	$206,549
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income (loss) for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Owned Resort EBITDA
Yucatán Peninsula	$25,974	$13,022	$55,432	$20,196
Pacific Coast	13,910	7,078	26,454	7,563
Dominican Republic	20,747	7,926	49,124	9,592
Jamaica	12,142	4,072	29,300	1,292
Segment Owned Resort EBITDA	72,773	32,098	160,310	38,643
Other corporate (1)	(12,412)	(9,635)	(24,063)	(19,029)
Management fees	1,343	452	2,400	796
Adjusted EBITDA	61,704	22,915	138,647	20,410
Interest expense	(12,892)	(18,950)	(22,060)	(37,117)
Depreciation and amortization	(19,628)	(20,017)	(39,128)	(40,900)
Impairment loss	—	—	—	(24,011)
Loss on sale of assets	(9)	(375)	(9)	(648)
Other income (expense)	5,756	(628)	5,242	(1,334)
Share-based compensation	(2,910)	(3,450)	(6,266)	(6,629)
Other tax income (expense)	240	2	—	(161)
Transaction expenses	(611)	(139)	(802)	(718)
Severance expense	—	—	—	(1,287)
Non-service cost components of net periodic pension cost (2)	161	422	548	479
Net income (loss) before tax	31,811	(20,220)	76,172	(91,916)
Income tax (provision) benefit	(1,286)	12,452	(2,900)	14,403
Net income (loss)	$30,525	$(7,768)	$73,272	$(77,513)
________
(1) Other corporate includes revenue generated by The Playa Collection of $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.
(2) Represents the non-service cost components of net periodic pension cost or benefit recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of June 30, 2022 and December 31, 2021 ($ in thousands):

	As of June 30,	As of December 31,
	2022	2021
Segment property and equipment, gross
Yucatán Peninsula	$670,825	$667,618
Pacific Coast	289,919	288,309
Dominican Republic	686,940	684,187
Jamaica	409,704	408,107
Total segment property and equipment, gross	2,057,388	2,048,221
Corporate property and equipment, gross	5,259	4,802
Accumulated depreciation	(504,411)	(468,449)
Total property and equipment, net	$1,558,236	$1,584,574

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Segment capital expenditures
Yucatán Peninsula	$3,858	$1,251
Pacific Coast	2,904	307
Dominican Republic	3,196	1,631
Jamaica	1,820	2,138
Total segment capital expenditures (1)	11,778	5,327
Corporate	466	118
Total capital expenditures (1)	$12,244	$5,445
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, there were no subsequent events since June 30, 2022.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 24, 2022 and in this Quarterly Report on Form 10-Q as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, results of operations and prospects, which include the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we experienced severely reduced occupancy levels at our resorts in 2020 and 2021 compared to historic levels, and the continued or worsening effects of the pandemic may again result in reduced occupancies. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, the government actions taken to contain the pandemic or mitigate its impact, continuing effectiveness and uptake of vaccines (including boosters) and treatment therapies, and the direct and indirect economic effects of the pandemic and containment measures, including the magnitude of its impact on unemployment rates, labor-force availability, disruption in the supply chain for materials, and consumer discretionary spending, among others. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
•our failure to successfully complete acquisitions, expansions, repair and renovation projects in the timeframes and at the costs and returns anticipated;
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
•the ability of our guests to reach our resorts given government mandated travel restrictions or airline service/capacity issues, as well as changes in demand for our resorts resulting from government mandated safety protocols and/or health concerns;
•the effectiveness of our internal controls and our corporate policies and procedures;
•changes in personnel and availability of qualified personnel;
•extreme weather events, such as hurricanes, floods and extreme heat waves, which may increase in frequency and severity as a result of climate change, and other natural disasters;
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
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of June 30, 2022, Playa owned and/or managed a total portfolio consisting of 22 resorts (8,366 rooms) located in Mexico, Jamaica, and the Dominican Republic:
•In Mexico, we own and manage the Hyatt Zilara Cancún, Hyatt Ziva Cancún, Wyndham Alltra Cancún, Wyndham Alltra Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta, and Hyatt Ziva Los Cabos;
•In Jamaica, we own and manage the Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, Jewel Grande Montego Bay Resort & Spa, and Jewel Paradise Cove Beach Resort & Spa;
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana; and
•We own two resorts in the Dominican Republic that are managed by a third-party. We also manage five resorts on behalf of third-party owners.
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
For the three months ended June 30, 2022, we generated net income of $30.5 million, Total Revenue of $221.3 million, Net Package RevPAR of $271.40 and Adjusted EBITDA of $61.7 million. For the three months ended June 30, 2021, during which time our operations were negatively impacted by the effects of COVID-19, we generated a net loss of $7.8 million, Total Revenue of $128.8 million, Net Package RevPAR of $150.98 and Adjusted EBITDA of $22.9 million.
For the six months ended June 30, 2022, we generated net income of $73.3 million, Total Revenue of $440.8 million, Net Package RevPAR of $276.06 and Adjusted EBITDA of $138.6 million. For the six months ended June 30, 2021, during which time our operations were negatively impacted by the effects of COVID-19, we generated a net loss of $77.5 million, Total Revenue of $206.5 million, Net Package RevPAR of $121.05 and Adjusted EBITDA of $20.4 million.

Our Portfolio of Resorts
As of June 30, 2022, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	Sanctuary (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún (3)	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008, 2021	438
Hyatt Zilara Riviera Maya (4)	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003, 2021	291
Total Rooms Operated					1,242
Total Rooms Owned and Operated					8,366
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

Results of Operations
Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change	% Change
Revenue
Package	$180,682	$104,780	$75,902	72.4%
Non-package	37,162	22,602	14,560	64.4%
Management fees	1,343	452	891	197.1%
Cost reimbursements	2,080	969	1,111	114.7%
Total revenue	221,267	128,803	92,464	71.8%
Direct and selling, general and administrative expenses
Direct	119,125	79,534	39,591	49.8%
Selling, general and administrative	41,478	28,550	12,928	45.3%
Depreciation and amortization	19,628	20,017	(389)	(1.9)%
Reimbursed costs	2,080	969	1,111	114.7%
Loss on sale of assets	9	375	(366)	(97.6)%
Direct and selling, general and administrative expenses	182,320	129,445	52,875	40.8%
Operating income (loss)	38,947	(642)	39,589	6,166.5%
Interest expense	(12,892)	(18,950)	6,058	32.0%
Other income (expense)	5,756	(628)	6,384	1,016.6%
Net income (loss) before tax	31,811	(20,220)	52,031	257.3%
Income tax (provision) benefit	(1,286)	12,452	(13,738)	(110.3)%
Net income (loss)	$30,525	$(7,768)	$38,293	493.0%
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
Our comparable portfolio for the three months ended June 30, 2022 excludes the Capri Resort, which was sold in June 2021.

Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	75.1%	49.9%	25.2	pts	50.5%
Net Package ADR	$361.29	$302.71	$58.58		19.4%
Net Package RevPAR	$271.40	$150.98	$120.42		79.8%
	($ in thousands)
Net Package Revenue	$175,941	$101,615	$74,326		73.1%
Net Non-package Revenue	36,805	22,357	14,448		64.6%
Management Fee Revenue	1,343	452	891		197.1%
Total Net Revenue	214,089	124,424	89,665		72.1%
Adjusted EBITDA	$61,704	$22,915	$38,789		169.3%
Adjusted EBITDA Margin	28.8%	18.4%	10.4	pts	56.5%

Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	75.1%	51.8%	23.3	pts	45.0%
Net Package ADR	$361.29	$302.75	$58.54		19.3%
Net Package RevPAR	$271.40	$156.77	$114.63		73.1%
	($ in thousands)
Net Package Revenue	$175,941	$101,628	$74,313		73.1%
Net Non-package Revenue	36,803	22,300	14,503		65.0%
Management Fee Revenue	1,343	452	891		197.1%
Total Net Revenue	214,087	124,380	89,707		72.1%
Adjusted EBITDA	$61,706	$23,656	$38,050		160.8%
Adjusted EBITDA Margin	28.8%	19.0%	9.8	pts	51.6%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended June 30, 2022 increased $92.5 million, or 71.8%, compared to the three months ended June 30, 2021.

Our Total Net Revenue for the three months ended June 30, 2022 increased $89.7 million, or 72.1%, compared to the three months ended June 30, 2021. The increase was due to the following:
•an increase in demand as a result of increased vaccination levels, easing of government travel restrictions, and pent-up demand for leisure travel compared to the three months ended June 30, 2021;
•a 19.4% increase in Net Package ADR as a result of direct booking contributions, increasing management, incentives, conventions, and events (“MICE”) group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue spend per guest driven by improvements in our product offering across our resorts; and
•an incremental $4.66 favorable Net Package ADR impact compared to the three months ended June 30, 2021 as a result of the change in billing methodology of an online travel agency (“OTA”), which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $356.63.
Compared to the same period in 2019, for our current portfolio of resorts, which excludes the Dreams Puerto Aventuras, Capri Resort, Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the three months ended June 30, 2022 increased by $92.69, or 34.5%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $84.82, or 31.6%.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the three months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$175,941	$101,628	$74,313	73.1%
Non-comparable Net Package Revenue	—	(13)	13	100.0%
Net Package Revenue	175,941	101,615	74,326	73.1%

Net Non-package Revenue
Comparable Net Non-package Revenue	36,803	22,300	14,503	65.0%
Non-comparable Net Non-package Revenue	2	57	(55)	(96.5)%
Net Non-package Revenue	36,805	22,357	14,448	64.6%

Management Fee Revenue
Comparable Management Fee Revenue	1,343	452	891	197.1%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	1,343	452	891	197.1%

Total Net Revenue
Comparable Total Net Revenue	214,087	124,380	89,707	72.1%
Non-comparable Total Net Revenue	2	44	(42)	(95.5)%
Total Net Revenue	214,089	124,424	89,665	72.1%
Compulsory tips	5,098	3,410	1,688	49.5%
Cost Reimbursements	2,080	969	1,111	114.7%
Total revenue	$221,267	$128,803	$92,464	71.8%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Direct expenses	$119,125	$79,534	$39,591	49.8%
Less: compulsory tips	5,098	3,410	1,688	49.5%
Net Direct Expenses	$114,027	$76,124	$37,903	49.8%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $114.0 million, or 53.3% of Total Net Revenue, for the three months ended June 30, 2022 and $76.1 million, or 61.2% of Total Net Revenue, for the three months ended June 30, 2021. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses for the three months ended June 30, 2022 increased $37.9 million, or 49.8%, compared to the three months ended June 30, 2021. As a percentage of Owned Net Revenue, Net Direct Expenses decreased to 53.8%, compared to 61.6% for the three months ended June 30, 2021. Net Direct Expenses at our comparable properties increased $38.3 million, or 50.6%, compared to the three months ended June 30, 2021 primarily due to the following:
•The corresponding recovery in our operations compared to the three months ended June 30, 2021;

•A higher rate of expense inflation in the second quarter of 2022 as compared to 2021. See the “Inflation” section for additional discussion;
•Increase in food and beverage expenses on a per guest basis, primarily driven by our initiative to deliver an exceptional customer experience across our portfolio and higher food and beverage prices due to supply constraints; and
•Increase in utilities expenses driven by a global rise in energy prices.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$27,203	$16,517	$10,686	64.7%
Guest costs	7,986	6,598	1,388	21.0%
Salaries and wages	39,689	28,387	11,302	39.8%
Repairs and maintenance	6,012	3,983	2,029	50.9%
Utilities and sewage	12,118	8,632	3,486	40.4%
Licenses and property taxes	418	750	(332)	(44.3)%
Incentive and management fees	872	287	585	203.8%
Franchise / license fees	10,194	5,737	4,457	77.7%
Transportation and travel expenses	1,384	997	387	38.8%
Laundry and cleaning expenses	1,532	1,074	458	42.6%
Property and equipment rental expense	1,829	454	1,375	302.9%
Entertainment expenses and decoration	2,931	1,706	1,225	71.8%
Office supplies	336	239	97	40.6%
Other operational expenses	1,523	763	760	99.6%
Total Net Direct Expenses	$114,027	$76,124	$37,903	49.8%
Comparable Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$27,206	$16,517	$10,689	64.7%
Guest costs	7,986	6,580	1,406	21.4%
Salaries and wages	39,680	28,188	11,492	40.8%
Repairs and maintenance	6,012	3,940	2,072	52.6%
Utilities and sewage	12,118	8,570	3,548	41.4%
Licenses and property taxes	417	716	(299)	(41.8)%
Incentive and management fees	872	287	585	203.8%
Franchise / license fees	10,194	5,737	4,457	77.7%
Transportation and travel expenses	1,384	991	393	39.7%
Laundry and cleaning expenses	1,532	1,073	459	42.8%
Property and equipment rental expense	1,829	453	1,376	303.8%
Entertainment expenses and decoration	2,931	1,706	1,225	71.8%
Office supplies	336	239	97	40.6%
Other operational expenses	1,523	714	809	113.3%
Total Net Direct Expenses	$114,020	$75,711	$38,309	50.6%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2022 increased $12.9 million, or 45.3%, compared to the three months ended June 30, 2021. The higher levels of occupancy from the ongoing recovery at our resorts during the three months ended June 30, 2022 resulted in a $4.5 million increase in commissions expenses, a $1.9 million increase in advertising expenses, and a $1.6 million increase in credit card commissions. In addition, we had a $2.0 million increase in corporate personnel costs and a $0.9 million increase in professional fees. The increase in commissions expenses includes an additional $2.8 million that was a result of a change in billing methodology of an OTA, which requires Playa to present the commissions on a gross basis under U.S. GAAP.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2022 decreased $0.4 million, or 1.9%, compared to the three months ended June 30, 2021 primarily due to fully depreciated assets which did not recognize depreciation expense in the current period.
Interest Expense
Our interest expense for the three months ended June 30, 2022 decreased $6.1 million, or 32.0%, compared to the three months ended June 30, 2021. The decrease in interest expense was driven primarily by a $4.3 million benefit over the period related to the change in fair value of our interest rate swaps, which was driven by the increase in forecasted interest rates.
Cash interest paid was $18.8 million for the three months ended June 30, 2022, representing a $1.2 million, or 5.8% decrease as compared to the three months ended June 30, 2021. The decrease in cash interest paid was primarily driven by a $1.9 million reduction in the interest paid on our Senior Secured Credit Facility due to the effect of our interest rate swaps, as interest rates moved closer to our 1.0% LIBOR floor during the three months ended June 30, 2022. This was partially offset by an $0.8 million increase in cash interest paid on our Property Loan due to the timing of interest payments during the three months ended June 30, 2022.
Income Tax Provision
For the three months ended June 30, 2022, our income tax provision was $1.3 million, compared to a $12.5 million income tax benefit for the three months ended June 30, 2021. The increase in our income tax provision of $13.8 million was primarily driven by:
•a $9.1 million increased tax provision due to higher pre-tax book income from our taxpaying entities;
•a $4.3 million decreased tax benefit related to the sale of the Capri Resort in 2021; and
•a $1.0 million increased tax provision associated with foreign exchange rate fluctuations, primarily for our Mexican entities.
These increases were partially offset by:

•a $0.9 million decreased tax provision related to valuation allowances recognized for our Jamaica and Mexico entities.

Results of Operations
Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change	% Change
Revenue
Package	$364,791	$168,674	$196,117	116.3%
Non-package	69,618	35,597	34,021	95.6%
Management fees	2,400	796	1,604	201.5%
Cost reimbursements	4,032	1,482	2,550	172.1%
Total revenue	440,841	206,549	234,292	113.4%
Direct and selling, general and administrative expenses
Direct	225,965	139,755	86,210	61.7%
Selling, general and administrative	78,717	53,218	25,499	47.9%
Depreciation and amortization	39,128	40,900	(1,772)	(4.3)%
Reimbursed costs	4,032	1,482	2,550	172.1%
Impairment loss	—	24,011	(24,011)	(100.0)%
Loss on sale of assets	9	648	(639)	(98.6)%
Direct and selling, general and administrative expenses	347,851	260,014	87,837	33.8%
Operating income (loss)	92,990	(53,465)	146,455	273.9%
Interest expense	(22,060)	(37,117)	15,057	40.6%
Other income (expense)	5,242	(1,334)	6,576	493.0%
Net income (loss) before tax	76,172	(91,916)	168,088	182.9%
Income tax (provision) benefit	(2,900)	14,403	(17,303)	(120.1)%
Net income (loss)	$73,272	$(77,513)	$150,785	194.5%
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
Our comparable portfolio for the six months ended June 30, 2022 excludes Dreams Puerto Aventuras, which was sold in February 2021, and the Capri Resort, which was sold in June 2021.

Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.7%	40.7%	33.0	pts	81.1%
Net Package ADR	$374.35	$297.31	$77.04		25.9%
Net Package RevPAR	$276.06	$121.05	$155.01		128.1%
	($ in thousands)
Net Package Revenue	$355,967	$163,698	$192,269		117.5%
Net Non-package Revenue	68,947	35,226	33,721		95.7%
Management Fee Revenue	2,400	796	1,604		201.5%
Total Net Revenue	427,314	199,720	227,594		114.0%
Adjusted EBITDA	$138,647	$20,410	$118,237		579.3%
Adjusted EBITDA Margin	32.4%	10.2%	22.2	pts	217.6%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.7%	42.4%	31.3	pts	73.8%
Net Package ADR	$374.36	$298.41	$75.95		25.5%
Net Package RevPAR	$276.06	$126.46	$149.60		118.3%
	($ in thousands)
Net Package Revenue	$355,967	$163,066	$192,901		118.3%
Net Non-package Revenue	68,946	34,711	34,235		98.6%
Management Fee Revenue	2,400	796	1,604		201.5%
Total Net Revenue	427,313	198,573	228,740		115.2%
Adjusted EBITDA	$138,469	$21,713	$116,756		537.7%
Adjusted EBITDA Margin	32.4%	10.9%	21.5	pts	197.2%
Total Revenue and Total Net Revenue
Our Total Revenue for the six months ended June 30, 2022 increased $234.3 million, or 113.4%, compared to the six months ended June 30, 2021.
Our Total Net Revenue for the six months ended June 30, 2022 increased $227.6 million, or 114.0%, compared to the six months ended June 30, 2021. The increase was due to the following:
•an increase in demand as a result of increased vaccination levels, easing of government travel restrictions, and pent-up demand for leisure travel compared to the six months ended June 30, 2021;
•a 25.9% increase in Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $5.54 favorable Net Package ADR impact as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $368.81.
Compared to the same period in 2019, for our current portfolio of resorts, which excludes the Dreams Puerto Aventuras, Capri Resort, Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the six months ended June 30, 2022 increased by $81.65, or 27.9%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $74.12, or 25.3%.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$355,967	$163,066	$192,901	118.3%
Non-comparable Net Package Revenue	—	632	(632)	(100.0)%
Net Package Revenue	355,967	163,698	192,269	117.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	68,946	34,711	34,235	98.6%
Non-comparable Net Non-package Revenue	1	515	(514)	(99.8)%
Net Non-package Revenue	68,947	35,226	33,721	95.7%

Management Fee Revenue
Comparable Management Fee Revenue	2,400	796	1,604	201.5%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	2,400	796	1,604	201.5%

Total Net Revenue
Comparable Total Net Revenue	427,313	198,573	228,740	115.2%
Non-comparable Total Net Revenue	1	1,147	(1,146)	(99.9)%
Total Net Revenue	427,314	199,720	227,594	114.0%
Compulsory tips	9,495	5,347	4,148	77.6%
Cost Reimbursements	4,032	1,482	2,550	172.1%
Total revenue	$440,841	$206,549	$234,292	113.4%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Direct expenses	$225,965	$139,755	$86,210	61.7%
Less: compulsory tips	9,495	5,347	4,148	77.6%
Net Direct Expenses	$216,470	$134,408	$82,062	61.1%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $216.5 million, or 50.7%, of Total Net Revenue for the six months ended June 30, 2022 and $134.4 million, or 67.3%, of Total Net Revenue for the six months ended June 30, 2021. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenue.
Net Direct Expenses for the six months ended June 30, 2022 increased $82.1 million, or 61.1%, compared to the six months ended June 30, 2021. As a percentage of Owned Net Revenue, Net Direct Expenses decreased to 51.1%, compared to 67.7% for the six months ended June 30, 2021. Net Direct Expenses at our comparable properties increased $85.4 million, or 65.1%, compared to the six months ended June 30, 2021 primarily due to the following:
•The corresponding recovery in our operations compared to the six months ended June 30, 2021;

•A higher rate of expense inflation in the first half of 2022 as compared to 2021. See the “Inflation” section for additional discussion;
•Increase in food and beverage expenses on a per guest basis, primarily driven by our initiative to deliver an exceptional customer experience across our portfolio and higher food and beverage prices due to supply constraints; and
•Increase in utilities expenses driven by a global rise in energy prices.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$51,443	$26,812	$24,631	91.9%
Guest costs	15,587	10,405	5,182	49.8%
Salaries and wages	75,567	53,424	22,143	41.4%
Repairs and maintenance	10,600	6,923	3,677	53.1%
Utilities and sewage	22,435	15,996	6,439	40.3%
Licenses and property taxes	1,213	1,555	(342)	(22.0)%
Incentive and management fees	1,984	433	1,551	358.2%
Franchise / license fees	20,333	9,986	10,347	103.6%
Transportation and travel expenses	2,686	1,920	766	39.9%
Laundry and cleaning expenses	2,938	1,953	985	50.4%
Property and equipment rental expense	3,135	629	2,506	398.4%
Entertainment expenses and decoration	5,307	2,609	2,698	103.4%
Office supplies	635	407	228	56.0%
Other operational expenses	2,607	1,356	1,251	92.3%
Total Net Direct Expenses	$216,470	$134,408	$82,062	61.1%
Comparable Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$51,443	$26,679	$24,764	92.8%
Guest costs	15,737	10,045	5,692	56.7%
Salaries and wages	75,555	51,382	24,173	47.0%
Repairs and maintenance	10,600	6,804	3,796	55.8%
Utilities and sewage	22,435	15,810	6,625	41.9%
Licenses and property taxes	1,213	1,461	(248)	(17.0)%
Incentive and management fees	1,984	391	1,593	407.4%
Franchise / license fees	20,333	9,986	10,347	103.6%
Transportation and travel expenses	2,686	1,888	798	42.3%
Laundry and cleaning expenses	2,938	1,945	993	51.1%
Property and equipment rental expense	3,135	618	2,517	407.3%
Entertainment expenses and decoration	5,307	2,591	2,716	104.8%
Office supplies	635	403	232	57.6%
Other operational expenses	2,605	1,156	1,449	125.3%
Total Net Direct Expenses	$216,606	$131,159	$85,447	65.1%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2022 increased $25.5 million, or 47.9%, compared to the six months ended June 30, 2021. The higher levels of occupancy from the ongoing recovery at our resorts during the six months ended June 30, 2022 resulted in a $4.1 million increase in advertising expenses, a $10.3 million increase in commissions expenses, and a $3.6 million increase in credit card commissions. In addition, we had a $1.4 million increase in insurance expenses driven by higher premiums for the current year, a $4.4 million increase in corporate personnel costs, and a $1.4 million increase in professional fees. The increase in commissions expense includes an additional $6.1 million that was a result of a change in billing methodology of an OTA, which requires Playa to present the commissions on a gross basis under U.S. GAAP.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2022 decreased $1.8 million, or 4.3%, compared to the six months ended June 30, 2021, which was primarily due to a $0.9 million decrease from the sale of the Capri Resort in June 2021.
Impairment Loss
Our impairment loss for the six months ended June 30, 2022 decreased $24.0 million, or 100.0%, compared to the six months ended June 30, 2021. The decrease was driven by $24.0 million of property and equipment impairment recognized upon classification of the Capri Resort as held for sale in March 2021, as the carrying value exceeded the sale price of the assets under the sales agreement. We had no impairment loss for the six months ended June 30, 2022.
Interest Expense
Our interest expense for the six months ended June 30, 2022 decreased $15.1 million, or 40.6%, compared to the six months ended June 30, 2021. The decrease in interest expense was driven primarily by a $12.8 million benefit over the period related to the change in fair value of our interest rate swaps, which was driven by the increase in forecasted interest rates.
Cash interest paid was $37.0 million for the six months ended June 30, 2022, representing a $1.7 million, or 4.5% decrease as compared to the six months ended June 30, 2021. The decrease in cash interest paid was primarily driven by a $2.2 million reduction in the interest paid on our Senior Secured Credit Facility due to the effect of our interest rate swaps, as interest rates moved closer to our 1.0% LIBOR floor during the six months ended June 30, 2022. This was partially offset by an $0.8 million increase in cash interest paid on our Property Loan due to the timing of interest payments during the six months ended June 30, 2022.
Income Tax Provision
For the six months ended June 30, 2022, our income tax provision was $2.9 million, compared to a $14.4 million income tax benefit for the six months ended June 30, 2021. The increase in our income tax provision of $17.3 million was mainly driven by:
•a $13.5 million increased tax provision due to higher pre-tax book income from our taxpaying entities;
•a $5.5 million decreased tax benefit related to the sale of the Dreams Puerto Aventuras and Capri Resort in 2021; and
•a $2.3 million increased tax provision associated with foreign exchange rate fluctuations, primarily for our Mexican entities.
These increases were partially offset by:

•a $3.7 million decreased tax provision related to valuation allowances recognized for our Jamaica and Mexico entities.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and six months ended June 30, 2022 and 2021, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Owned Resort EBITDA, and Owned Resort EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income or loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. EBITDA and Adjusted EBITDA (as defined below) include corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:
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
We believe that Owned Resort EBITDA and Owned Resort EBITDA Margin are useful to investors as they allow investors to measure resort-level performance and profitability by excluding expenses not directly tied to our resorts, such as corporate expenses, and excluding ancillary revenues not derived from our resorts, such as management fee revenue. We believe Owned Resort EBITDA is also helpful to investors that use it in estimating the value of our resort portfolio. Management uses these measures to monitor property-level performance and profitability.
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
Comparable Non-U.S. GAAP Measures
We believe that presenting Adjusted EBITDA, Owned Resort EBITDA, Total Net Revenue, Net Package Revenue, Net Non-package Revenue and Net Direct Expenses on a comparable basis is useful to investors because these measures include only the results of resorts owned and in operation for the entirety of the periods presented and thereby eliminate disparities in results due to the acquisition or disposition of resorts or the impact of resort closures or re-openings in connection with redevelopment or renovation projects. As a result, we believe these measures provide more consistent metrics for comparing the performance of our operating resorts. We calculate comparable Adjusted EBITDA, comparable Owned Resort EBITDA, comparable Total Net Revenue, comparable Net Package Revenue and comparable Net Non-package Revenue as the total amount of each respective measure less amounts attributable to non-comparable resorts, by which we mean resorts that were not owned or in operation during some or all of the relevant reporting period.
Our comparable resorts for the three months ended June 30, 2022 exclude Capri Resort, which was sold in June 2021.
Our comparable resorts for the six months ended June 30, 2022 exclude the Dreams Puerto Aventuras, which was sold in February 2021 and Capri Resort, which was sold in June 2021.

A reconciliation of net income as computed under U.S. GAAP to comparable Adjusted EBITDA and comparable Owned Resort EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended June 30, 2022 and 2021
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$69,977	$45,067	$24,910	55.3%
Pacific Coast	33,496	20,514	12,982	63.3%
Dominican Republic	64,860	33,888	30,972	91.4%
Jamaica	43,758	24,134	19,624	81.3%
Segment Owned Net Revenue	212,091	123,603	88,488	71.6%
Other	655	369	286	77.5%
Management fees	1,343	452	891	197.1%
Total Net Revenue	$214,089	$124,424	$89,665	72.1%

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$25,974	$13,022	$12,952	99.5%
Pacific Coast	13,910	7,078	6,832	96.5%
Dominican Republic	20,747	7,926	12,821	161.8%
Jamaica	12,142	4,072	8,070	198.2%
Segment Owned Resort EBITDA	72,773	32,098	40,675	126.7%
Other corporate (1)	(12,412)	(9,635)	(2,777)	(28.8)%
Management fees	1,343	452	891	197.1%
Total Adjusted EBITDA	$61,704	$22,915	$38,789	169.3%
________
(1) Other corporate includes $0.4 million of revenue generated by The Playa Collection for the three months ended June 30, 2022.

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended June 30, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	75.0%	52.0%	23.0	pts	44.2%
Net Package ADR	$408.66	$328.38	$80.28		24.4%
Net Package RevPAR	$306.44	$170.77	$135.67		79.4%
	($ in thousands)
Net Package Revenue	$59,285	$37,264	$22,021		59.1%
Net Non-package Revenue	10,692	7,803	2,889		37.0%
Owned Net Revenue	69,977	45,067	24,910		55.3%
Owned Resort EBITDA	$25,974	$13,022	$12,952		99.5%
Owned Resort EBITDA Margin	37.1%	28.9%	8.2	pts	28.4%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	75.0%	58.7%	16.3	pts	27.8%
Net Package ADR	$408.66	$328.51	$80.15		24.4%
Net Package RevPAR	$306.44	$192.68	$113.76		59.0%
	($ in thousands)
Net Package Revenue	$59,285	$37,277	$22,008		59.0%
Net Non-package Revenue	10,690	7,746	2,944		38.0%
Owned Net Revenue	69,975	45,023	24,952		55.4%
Owned Resort EBITDA	$25,976	$13,763	$12,213		88.7%
Owned Resort EBITDA Margin	37.1%	30.6%	6.5	pts	21.2%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2022 increased $25.0 million, or 55.4%, compared to the three months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 16.3 percentage points compared to the three months ended June 30, 2021, driven by an increase in demand from Canadian, European and South American sourced guests and higher MICE group business;
•a 24.4% increase in Comparable Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $11.92 favorable Net Package ADR impact compared to the three months ended June 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $396.74.
Compared to the same period in 2019, for our current portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Net Package ADR for the three months ended June 30, 2022 increased by $129.62, or 46.5%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $110.77, or 39.7%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2022 increased $12.2 million, or 88.7%, compared to the three months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Comparable Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended June 30, 2021.
Compared to the same period in 2019, for our current portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Owned Resort EBITDA for the three months ended June 30, 2022 increased by $7.6 million, or 41.7%.
Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended June 30, 2022 and 2021 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	75.4%	59.8%	15.6	pts	26.1%
Net Package ADR	$455.27	$339.20	$116.07		34.2%
Net Package RevPAR	$343.12	$202.93	$140.19		69.1%
	($ in thousands)
Net Package Revenue	$28,914	$17,100	$11,814		69.1%
Net Non-package Revenue	4,582	3,414	1,168		34.2%
Owned Net Revenue	33,496	20,514	12,982		63.3%
Owned Resort EBITDA	$13,910	$7,078	$6,832		96.5%
Owned Resort EBITDA Margin	41.5%	34.5%	7.0	pts	20.3%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2022 increased $13.0 million, or 63.3%, compared to the three months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 15.6 percentage points compared to the three months ended June 30, 2021, driven by an increase in MICE group room nights, which recovered back to our second quarter 2019 MICE group room night mix;
•a 34.2% increase in Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $11.54 favorable Net Package ADR impact compared to the three months ended June 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $443.73.
Compared to the same period in 2019, Net Package ADR for the three months ended June 30, 2022 increased by $159.79, or 54.1%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $142.41, or 48.2%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2022 increased $6.8 million, or 96.5%, compared to the three months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended June 30, 2021.
Compared to the same period in 2019, Owned Resort EBITDA for the three months ended June 30, 2022 increased by $5.3 million, or 62.3%.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended June 30, 2022 and 2021 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	74.5%	45.0%	29.5	pts	65.6%
Net Package ADR	$291.89	$257.73	$34.16		13.3%
Net Package RevPAR	$217.60	$115.90	$101.70		87.7%
	($ in thousands)
Net Package Revenue	$52,354	$27,885	$24,469		87.7%
Net Non-package Revenue	12,506	6,003	6,503		108.3%
Owned Net Revenue	64,860	33,888	30,972		91.4%
Owned Resort EBITDA	$20,747	$7,926	$12,821		161.8%
Owned Resort EBITDA Margin	32.0%	23.4%	8.6	pts	36.8%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2022 increased $31.0 million, or 91.4%, compared to the three months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 29.5 percentage points compared to the three months ended June 30, 2021, driven by an increase in demand from European and Canadian sourced guests and MICE groups;
•a 13.3% increase in Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts, partially offset by our externally managed properties, whose rates remain significantly depressed versus our Playa-managed properties; and
•continued sequential improvement in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Compared to the same period in 2019, Net Package ADR for the three months ended June 30, 2022 increased by $109.52, or 60.1%. This increase was driven by the opening of the premium-positioned Hyatt Ziva and Hyatt Zilara Cap Cana resorts in the fourth quarter of 2019 and the renovation of the Hilton La Romana All-Inclusive Resort in 2019.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2022 increased $12.8 million, or 161.8%, compared to the three months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended June 30, 2021.
Compared to the same period in 2019, Owned Resort EBITDA for the three months ended June 30, 2022 increased by $15.7 million, or 311.4%. Owned Resort EBITDA of our Playa-managed properties in this segment increased $18.3 million, or 2577.1%, driven by the opening of the premium-positioned Hyatt Ziva and Hyatt Zilara Cap Cana resorts in the fourth quarter of 2019 and the renovation of the Hilton La Romana All-Inclusive Resort in 2019.

The segment's performance was weighed down by our two externally managed properties, which have lagged behind our globally branded resorts in the segment with respect to package rate gains and, as a result, are yielding significantly lower margins. Owned Resort EBITDA of our externally managed properties decreased $2.6 million, or 44.4%, compared to the three months ended June 30, 2019.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended June 30, 2022 and 2021 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	76.2%	48.9%	27.3	pts	55.8%
Net Package ADR	$357.33	$304.51	$52.82		17.3%
Net Package RevPAR	$272.33	$149.03	$123.30		82.7%
	($ in thousands)
Net Package Revenue	$35,388	$19,366	$16,022		82.7%
Net Non-package Revenue	8,370	4,768	3,602		75.5%
Owned Net Revenue	43,758	24,134	19,624		81.3%
Owned Resort EBITDA	$12,142	$4,072	$8,070		198.2%
Owned Resort EBITDA Margin	27.7%	16.9%	10.8	pts	63.9%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2022 increased $19.6 million, or 81.3%, compared to the three months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 27.3 percentage points compared to the three months ended June 30, 2021, driven by an increase in demand from Canadian, European and South American sourced guests and MICE groups, and local governments easing COVID-19 related restrictions during the second quarter of 2022;
•a 17.3% increase in Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts; and
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Compared to the same period in 2019, for our current portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the three months ended June 30, 2022 increased by $38.35, or 12.0%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2022 increased $8.1 million, or 198.2%, compared to the three months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the three months ended June 30, 2021.
Compared to the same period in 2019, for our current portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Owned Resort EBITDA for the three months ended June 30, 2022 increased by $0.4 million, or 3.0%.

Segment Results
Six Months Ended June 30, 2022 and 2021
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$138,606	$78,670	$59,936	76.2%
Pacific Coast	62,600	29,135	33,465	114.9%
Dominican Republic	134,524	54,769	79,755	145.6%
Jamaica	88,022	35,856	52,166	145.5%
Segment Owned Net Revenue	423,752	198,430	225,322	113.6%
Other	1,162	494	668	135.2%
Management Fee Revenue	2,400	796	1,604	201.5%
Total Net Revenue	$427,314	$199,720	$227,594	114.0%

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$55,432	$20,196	$35,236	174.5%
Pacific Coast	26,454	7,563	18,891	249.8%
Dominican Republic	49,124	9,592	39,532	412.1%
Jamaica	29,300	1,292	28,008	2,167.8%
Segment Owned Resort EBITDA	160,310	38,643	121,667	314.8%
Other corporate (1)	(24,063)	(19,029)	(5,034)	(26.5)%
Management Fee Revenue	2,400	796	1,604	201.5%
Total Adjusted EBITDA	$138,647	$20,410	$118,237	579.3%
________
(1) Other corporate includes $0.7 million of revenue generated by The Playa Collection for the six months ended June 30, 2022.

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the six months ended June 30, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.4%	46.8%	26.6	pts	56.8%
Net Package ADR	$418.78	$311.22	$107.56		34.6%
Net Package RevPAR	$307.59	$145.60	$161.99		111.3%
	($ in thousands)
Net Package Revenue	$118,362	$65,175	$53,187		81.6%
Net Non-package Revenue	20,244	13,495	6,749		50.0%
Owned Net Revenue	138,606	78,670	59,936		76.2%
Owned Resort EBITDA	$55,432	$20,196	$35,236		174.5%
Owned Resort EBITDA Margin	40.0%	25.7%	14.3	pts	55.6%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.4%	53.3%	20.1	pts	37.7%
Net Package ADR	$418.78	$314.43	$104.35		33.2%
Net Package RevPAR	$307.59	$167.73	$139.86		83.4%
	($ in thousands)
Net Package Revenue	$118,362	$64,543	$53,819		83.4%
Net Non-package Revenue	20,243	12,980	7,263		56.0%
Owned Net Revenue	138,605	77,523	61,082		78.8%
Owned Resort EBITDA	$55,254	$21,498	$33,756		157.0%
Owned Resort EBITDA Margin	39.9%	27.7%	12.2	pts	44.0%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2022 increased $61.1 million, or 78.8%, compared to the six months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 20.1 percentage points compared to the six months ended June 30, 2021, driven by an increase in demand from Canadian, European and South American sourced guests and higher MICE group business;
•a 33.2% increase in Comparable Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $14.61 favorable Net Package ADR impact compared to the six months ended June 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Comparable Net Package ADR would have been $404.17.
Compared to the same period in 2019, for our current portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Net Package ADR for the six months ended June 30, 2022 increased by $118.18, or 39.3%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $99.74, or 33.2%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2022 increased $33.8 million, or 157.0%, compared to the six months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Comparable Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the six months ended June 30, 2021.

Compared to the same period in 2019, for our current portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Owned Resort EBITDA for the six months ended June 30, 2022 increased by $9.5 million, or 20.7%.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the six months ended June 30, 2022 and 2021 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	71.0%	44.0%	27.0	pts	61.4%
Net Package ADR	$454.96	$330.29	$124.67		37.7%
Net Package RevPAR	$323.11	$145.39	$177.72		122.2%
	($ in thousands)
Net Package Revenue	$54,156	$24,368	$29,788		122.2%
Net Non-package Revenue	8,444	4,767	3,677		77.1%
Owned Net Revenue	62,600	29,135	33,465		114.9%
Owned Resort EBITDA	$26,454	$7,563	$18,891		249.8%
Owned Resort EBITDA Margin	42.3%	26.0%	16.3	pts	62.7%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2022 increased $33.5 million, or 114.9%, compared to the six months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 27.0 percentage points compared to the six months ended June 30, 2021, driven by an increase in group room nights, which were only modestly below the group room night mix for the same period in 2019;
•a 37.7% increase in Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $12.30 favorable Net Package ADR impact compared to the six months ended June 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $442.66.
Compared to the same period in 2019, Net Package ADR for the six months ended June 30, 2022 increased by $133.58, or 41.6%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $117.30, or 36.5%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2022 increased $18.9 million, or 249.8%, compared to the six months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the six months ended June 30, 2021.
Compared to the same period in 2019, Owned Resort EBITDA for the six months ended June 30, 2022 increased by $5.5 million, or 26.2%.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the six months ended June 30, 2022 and 2021 for the total segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	75.9%	35.5%	40.4	pts	113.8%
Net Package ADR	$308.28	$266.65	$41.63		15.6%
Net Package RevPAR	$234.04	$94.73	$139.31		147.1%
	($ in thousands)
Net Package Revenue	$112,005	$45,334	$66,671		147.1%
Net Non-package Revenue	22,519	9,435	13,084		138.7%
Owned Net Revenue	134,524	54,769	79,755		145.6%
Owned Resort EBITDA	$49,124	$9,592	$39,532		412.1%
Owned Resort EBITDA Margin	36.5%	17.5%	19.0	pts	108.6%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2022 increased $79.8 million, or 145.6%, compared to the six months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 40.4 percentage points compared to the six months ended June 30, 2021, driven by an increase in demand from European and Canadian sourced guests and MICE groups;
•a 15.6% increase in Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts, partially offset by our externally managed properties, whose rates remain significantly depressed versus our Playa-managed properties; and
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Compared to the same period in 2019, Net Package ADR for the six months ended June 30, 2022 increased by $97.69, or 46.4%. This increase was driven by the opening of the premium-positioned Hyatt Ziva and Hyatt Zilara Cap Cana resorts in the fourth quarter of 2019 and the renovation of the Hilton La Romana All-Inclusive Resort in 2019.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2022 increased $39.5 million, or 412.1%, compared to the six months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the six months ended June 30, 2021.
Compared to the same period in 2019, Owned Resort EBITDA for the six months ended June 30, 2022 increased by $30.6 million, or 165.4%. Owned Resort EBITDA of our Playa-managed properties in this segment increased $38.2 million, or 1511.2%, driven by the opening of the premium-positioned Hyatt Ziva and Hyatt Zilara Cap Cana resorts in the fourth quarter of 2019 and the renovation of the Hilton La Romana All-Inclusive Resort in 2019.
The segment's performance was weighed down by our two externally managed properties, which have lagged behind our globally branded resorts in the segment with respect to package rate gains and, as a result, are yielding significantly lower margins. Owned Resort EBITDA of our externally managed properties decreased $7.6 million, or 47.7%, compared to the six months ended June 30, 2019.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the six months ended June 30, 2022 and 2021 for the total segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	71.9%	37.7%	34.2	pts	90.7%
Net Package ADR	$384.33	$295.96	$88.37		29.9%
Net Package RevPAR	$276.41	$111.51	$164.90		147.9%
	($ in thousands)
Net Package Revenue	$71,444	$28,821	$42,623		147.9%
Net Non-package Revenue	16,578	7,035	9,543		135.7%
Owned Net Revenue	88,022	35,856	52,166		145.5%
Owned Resort EBITDA	$29,300	$1,292	$28,008		2,167.8%
Owned Resort EBITDA Margin	33.3%	3.6%	29.7	pts	825.0%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2022 increased $52.2 million, or 145.5%, compared to the six months ended June 30, 2021. The increase was due to the following:
•Occupancy rate increasing 34.2 percentage points compared to the six months ended June 30, 2021, driven by an increase in demand from Canadian, European and South American sourced guests and MICE groups, and local governments easing COVID-19 related restrictions during the second quarter of 2022. The recovery in Jamaica continued to improve but remained depressed as this segment suffered the greatest impact from the Omicron variant with disrupted bookings in January as a result of more stringent COVID-19 related travel restrictions;
•a 29.9% increase in Net Package ADR as a result of direct booking contributions, increasing MICE group guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts; and
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Compared to the same period in 2019, for our current portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the six months ended June 30, 2022 increased by $34.35, or 9.8%. The recovery in Jamaica continued to improve but remains depressed due to more stringent COVID-19 related travel restrictions for much of the first half of the year compared to the other regions where we operate.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2022 increased $28.0 million, or 2,167.8%, compared to the six months ended June 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses compared to the six months ended June 30, 2021.
Compared to the same period in 2019, for our current portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Owned Resort EBITDA for the six months ended June 30, 2022 decreased by $2.6 million, or 8.1%.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income (loss) to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$30,525	$(7,768)	$73,272	$(77,513)
Interest expense	12,892	18,950	22,060	37,117
Income tax provision (benefit)	1,286	(12,452)	2,900	(14,403)
Depreciation and amortization	19,628	20,017	39,128	40,900
EBITDA	64,331	18,747	137,360	(13,899)
Other (income) expense (a)	(5,756)	628	(5,242)	1,334
Share-based compensation	2,910	3,450	6,266	6,629
Transaction expense (b)	611	139	802	718
Severance expense	—	—	—	1,287
Other tax (income) expense (c)	(240)	(2)	—	161
Impairment loss	—	—	—	24,011
Loss on sale of assets	9	375	9	648
Non-service cost components of net periodic pension cost	(161)	(422)	(548)	(479)
Adjusted EBITDA	61,704	22,915	138,647	20,410
Other corporate (d)(e)	12,412	9,635	24,063	19,029
Management fee income	(1,343)	(452)	(2,400)	(796)
Owned Resort EBITDA	72,773	32,098	160,310	38,643
Less: Non-comparable Owned Resort EBITDA	(2)	(741)	178	(1,302)
Comparable Owned Resort EBITDA(f)	$72,775	$32,839	$160,132	$39,945
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
(d)    For the three months ended June 30, 2022 and 2021, represents corporate salaries and benefits of $8.8 million for 2022 and $6.9 million for 2021, professional fees of $2.0 million for 2022 and $1.6 million for 2021, corporate rent and insurance of $1.0 million for 2022 and $0.8 million for 2021, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.0 million for 2022 and $0.4 million for 2021, in addition to $0.4 million of revenue generated by The Playa Collection in 2022.
(e)    For the six months ended June 30, 2022 and 2021, represents corporate salaries and benefits of $17.1 million for 2022 and $13.0 million for 2021, professional fees of $3.9 million for 2022 and $3.5 million for 2021, corporate rent and insurance of $2.0 million for 2022 and $1.6 million for 2021, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.8 million for 2022 and $0.9 million for 2021, in addition to $0.7 million of revenue generated by The Playa Collection in 2022.
(f)    Comparable resorts for the three months ended June 30, 2022 exclude Capri Resort, which was sold in June 2021. Comparable resorts for the six months ended June 30, 2022 exclude the Dreams Puerto Aventuras, which was sold in February 2021, and Capri Resort, which was sold in June 2021.
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
However, the COVID-19 pandemic altered this seasonal trend in 2021 and Net Package ADR was progressively stronger during the second, third and fourth quarters of 2021 than it was in the first quarter of 2021. We have seen a return to pre-COVID-19 seasonality trends thus far in 2022.
Inflation
During the first half of 2022 we experienced above-average inflationary pressure on our direct resort expenses, which was higher than our typical expense inflation range experienced in the pre-pandemic environment. Inflation primarily affected our labor costs, food and beverage prices, and utility costs. We expect the elevated inflation will likely continue through the remainder of 2022, but we do not anticipate that expense inflation will be significantly worse than the first half of the year. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures and the continuing effects of the COVID-19 pandemic may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the six months ended June 30, 2022 was $97.3 million, representing a significant increase over the six months ended June 30, 2021 as our business continues to recover from the impacts of the COVID-19 pandemic. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of June 30, 2022, we had $348.8 million of available cash, up from $270.1 million as of December 31, 2021. The increase in available cash was primarily due to improved cash flow from operations across our portfolio due to the ongoing recovery from the COVID-19 pandemic. We also benefited from increased vaccination levels, easing of government travel restrictions, and pent-up customer demand for leisure travel, as well as our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, our restricted cash balance related to our Property Loan of $23.5 million as of December 31, 2021 was released into unrestricted cash during the second quarter of 2022 due to the strong operating performance of the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton Rose Hall Resort & Spa properties. As of July 31, 2022, we had approximately $359.0 million of available cash and also had $68.0 million available on our Revolving Credit Facility, which does not mature until January 2024.
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
As of June 30, 2022, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in mandatory Term Loan repayments as a result of the sales of our resorts in 2021 and 2020. As of June 30, 2022, we do not expect to make any additional repayments on our outstanding Term Loan during the remainder of 2022 related to the sale of the Capri Resort in June 2021, as the remaining net proceeds after deducting incremental expenses and capital expenditures are expected to be $0 million. We expect to repay $21.6 million of our outstanding Term Loan in February 2023 resulting from the sale of the Dreams Puerto Aventuras in February 2021. As of June 30, 2022, we had $41.0 million of scheduled contractual obligations remaining in 2022.
We are continuing to monitor our liquidity and we may pursue additional sources of liquidity as needed. The availability of additional liquidity options will depend on the economic and financial environment, our credit, our historical and projected financial and operating performance and continued compliance with financial covenants. If operating conditions do not continue to improve, whether as a result of the current pandemic or a resurgence thereof or for other reasons, such as inflation or global economic impacts related to the conflict between Ukraine and Russia, we may not be able to maintain our current liquidity position or access additional sources of liquidity at acceptable terms or at all.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$97,301	$(13,578)
Net cash (used in) provided by investing activities	$(11,970)	$80,560
Net cash (used in) provided by financing activities	$(30,111)	$23,520
Increase in cash, cash equivalents, and restricted cash	$55,220	$90,502
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the six months ended June 30, 2022, our net cash provided by operating activities was $97.3 million. For the six months ended June 30, 2021, our net cash used in operating activities was $13.6 million.
Cash Flows from Investing Activities
For the six months ended June 30, 2022, our net cash used in investing activities was $12.0 million. For the six months ended June 30, 2021, our net cash provided by investing activities was $80.6 million.
Activity for the six months ended June 30, 2022:
•Purchases of property and equipment of $11.9 million, primarily for maintenance related expenditures.
Activity for the six months ended June 30, 2021:
•Net proceeds from the sale of assets, primarily consisting of the Dreams Puerto Aventuras and Capri Resort, of $89.1 million; and
•Purchases of property and equipment of $8.4 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $30.1 million for the six months ended June 30, 2022 compared to $23.5 million of cash provided by financing activities for the six months ended June 30, 2021.
Activity for the six months ended June 30, 2022:
•Principal payments on our Term Loan of $29.9 million, which includes a $24.9 million mandatory repayment as a result of the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020 as well as our quarterly principal payments.
Activity for the six months ended June 30, 2021:
•Net proceeds from our January 2021 equity issuance of $137.7 million;
•Principal payments on our Term Loan of $29.4 million, which includes a $24.4 million mandatory repayment as a result of the sale of Capri Resort in June 2021 as well as our quarterly principal payments;
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

Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of June 30, 2022, 12% of our outstanding indebtedness bore interest at floating rates and 88% bore interest at fixed rates.
•If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.8 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million.
•If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $0.8 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million and the current LIBOR rate on our floating rate debt could not fall below the existing 1.0% LIBOR floor.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2022 approximately 2.4% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 75.9% of our resort-level operating expenses for the six months ended June 30, 2022 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2022 would have impacted our Owned Resort EBITDA by approximately $4.5 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2022 would have impacted our Owned Resort EBITDA by approximately $3.5 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2022 would have impacted our Owned Resort EBITDA by approximately $2.5 million on a year-to-date basis.
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

The ongoing conflict between Russia and Ukraine has and may continue to negatively impact macro-economic conditions which could affect consumer spending adversely and as a result, our business, results of operations, cash flows or financial condition.

The current conflict between Russia and Ukraine has not had a direct or material impact on the Company. However, the conflict has negatively impacted global macro-economic conditions and a prolonged conflict, the potential expansion of the conflict into other European countries, or the involvement of the United States or other countries where we source our guests could have more significant impacts on macro-economic conditions which could adversely affect consumer spending and consequently, our operations. Further, the rising price of utilities, including increases in fuel prices, have and may continue to raise the overall vacation cost to our guests and may adversely affect demand for our vacation packages.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	August 4, 2022	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 4, 2022	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)