Form 10-Q
period 2022-09-30
Playa Hotels & Resorts N.V.
filed 2022-11-03
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 162,387,308 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$371,688	$270,088
Restricted cash	—	23,489
Trade and other receivables, net	47,792	45,442
Insurance recoverable	41,315	—
Accounts receivable from related parties	5,164	7,981
Inventories	19,007	18,076
Prepayments and other assets	43,209	38,640
Property and equipment, net	1,547,595	1,584,574
Derivative financial instruments	4,979	—
Goodwill, net	61,654	61,654
Other intangible assets	6,843	7,632
Total assets	$2,149,246	$2,057,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$217,911	$160,222
Payables to related parties	5,417	5,050
Income tax payable	345	828
Debt	913,111	944,847
Related party debt	196,569	194,472
Derivative financial instruments	—	22,543
Other liabilities	30,471	29,882
Deferred tax liabilities	71,692	68,898
Total liabilities	1,435,516	1,426,742
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 168,240,253 shares issued and 165,058,318 shares outstanding as of September 30, 2022 and 166,646,284 shares issued and 164,438,280 shares outstanding as of December 31, 2021)	18,696	18,518
Treasury shares (at cost, 3,181,935 shares as of September 30, 2022 and 2,208,004 shares as of December 31, 2021)	(22,470)	(16,697)
Paid-in capital	1,186,245	1,177,380
Accumulated other comprehensive loss	(10,088)	(18,671)
Accumulated deficit	(458,653)	(529,696)
Total shareholders' equity	713,730	630,834
Total liabilities and shareholders' equity	$2,149,246	$2,057,576
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Package	$171,126	$124,331	$535,917	$293,005
Non-package	29,874	25,211	99,492	60,808
Management fees	786	673	3,186	1,469
Cost reimbursements	2,836	1,072	6,868	2,554
Total revenue	204,622	151,287	645,463	357,836
Direct and selling, general and administrative expenses
Direct	117,333	90,788	343,298	230,543
Selling, general and administrative	51,686	32,055	130,403	85,273
Depreciation and amortization	19,502	19,927	58,630	60,827
Reimbursed costs	2,836	1,072	6,868	2,554
Impairment loss	—	—	—	24,011
Loss (gain) on sale of assets	2	(4)	11	644
Direct and selling, general and administrative expenses	191,359	143,838	539,210	403,852
Operating income (loss)	13,263	7,449	106,253	(46,016)
Interest expense	(17,832)	(19,047)	(39,892)	(56,164)
Other income (expense)	2,608	587	7,850	(747)
Net (loss) income before tax	(1,961)	(11,011)	74,211	(102,927)
Income tax (provision) benefit	(268)	(1,360)	(3,168)	13,043
Net (loss) income	$(2,229)	$(12,371)	$71,043	$(89,884)

(Loss) earnings per share
Basic	$(0.01)	$(0.08)	$0.43	$(0.55)
Diluted	$(0.01)	$(0.08)	$0.43	$(0.55)
Weighted average number of shares outstanding during the period - Basic	165,979,839	164,218,262	165,873,539	163,067,561
Weighted average number of shares outstanding during the period - Diluted	165,979,839	164,218,262	167,124,242	163,067,561
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(2,229)	$(12,371)	$71,043	$(89,884)
Other comprehensive income, net of taxes
Gain on interest rate swaps	2,958	2,958	8,778	8,778
Release of foreign currency translation reserve related to sale of Capri Resort	—	—	—	140
Pension obligation gain (loss)	155	38	(195)	(55)
Total other comprehensive income	3,113	2,996	8,583	8,863
Comprehensive income (loss)	$884	$(9,375)	$79,626	$(81,021)
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

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders' Equity (continued)
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	42,747	42,747
Other comprehensive income	—	—	—	—	—	2,660	—	2,660
Share-based compensation	1,339,787	152	—	—	3,204	—	—	3,356
Balance at March 31, 2022	165,778,067	$18,670	2,208,004	$(16,697)	$1,180,584	$(16,011)	$(486,949)	$679,597
Net income	—	—	—	—	—	—	30,525	30,525
Other comprehensive income	—	—	—	—	—	2,810	—	2,810
Share-based compensation	251,784	26	—	—	2,884	—	—	2,910
Balance at June 30, 2022	166,029,851	$18,696	2,208,004	$(16,697)	$1,183,468	$(13,201)	$(456,424)	$715,842
Net loss	—	—	—	—	—	—	(2,229)	(2,229)
Other comprehensive income	—	—	—	—	—	3,113	—	3,113
Share-based compensation	2,398	—	—	—	2,777	—	—	2,777
Repurchase of ordinary shares	(973,931)	—	973,931	(5,773)	—	—	—	(5,773)
Balance at September 30, 2022	165,058,318	$18,696	3,181,935	$(22,470)	$1,186,245	$(10,088)	$(458,653)	$713,730
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$71,043	$(89,884)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	58,630	60,827
Amortization of debt discount and issuance costs	3,097	3,078
Share-based compensation	9,043	9,899
Gain on derivative financial instruments	(18,744)	(6,425)
Impairment loss	—	24,011
Deferred income taxes	2,794	(14,123)
Loss on sale of assets	11	644
Amortization of key money	(1,031)	(404)
Recovery of doubtful accounts	(1,152)	(210)
Other	445	641
Changes in assets and liabilities:
Trade and other receivables, net	(1,149)	(14,337)
Insurance recoverable	(41,315)	—
Accounts receivable from related parties	2,817	(593)
Inventories	(1,013)	(1,741)
Prepayments and other assets	(4,430)	8,578
Trade and other payables	56,225	10,320
Payables to related parties	367	(3,556)
Income tax payable	(483)	(226)
Other liabilities	1,587	(533)
Net cash provided by (used in) operating activities	136,742	(14,034)
INVESTING ACTIVITIES
Capital expenditures	(21,566)	(11,727)
Purchase of intangibles	(209)	(212)
Proceeds from the sale of assets, net	32	88,904
Net cash (used in) provided by investing activities	(21,743)	76,965
FINANCING ACTIVITIES
Proceeds from ordinary shares, net of issuance costs	—	137,716
Repayments of debt	(32,438)	(31,954)
Repayments of debt from related parties	—	(681)
Repayments of borrowings on revolving credit facility	—	(84,667)
Repurchase of ordinary shares	(4,152)	—
Repurchase of ordinary shares for tax withholdings	—	(55)
Principal payments on finance lease obligations	(298)	(67)
Net cash (used in) provided by financing activities	(36,888)	20,292
INCREASE IN CASH AND CASH EQUIVALENTS	78,111	83,223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$293,577	$172,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$371,688	$256,083
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$371,688	$231,460
Restricted cash	—	24,623
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$371,688	$256,083
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$55,049	$58,485
Cash paid for income taxes, net	$1,106	$2,042
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$824	$1,575
Repurchase of ordinary shares not yet settled	$1,621	$—
Intangible assets capitalized but not yet paid	$114	$109
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$262
Par value of vested restricted share awards	$178	$110
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 25 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Share repurchase program and treasury shares
From time to time, our Board of Directors (the “Board”) may authorize repurchases of our outstanding ordinary shares. Shares repurchased under Board-authorized repurchase programs are currently held in treasury for general corporate purposes. Treasury shares are accounted for on the trade date under the cost method and recorded as treasury shares on the Condensed Consolidated Balance Sheet as a reduction to shareholders' equity.
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
The adoption of ASU No. 2020-04 and ASU 2021-01 in January 2022 had no impact on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022, as we have not modified our variable rate debt that is priced using a spread over one-month London Interbank Offered Rate (“LIBOR”).

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

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended September 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$58,588	$27,891	$45,953	$38,696	$(2)	$171,126
Non-package revenue(1)	9,078	3,309	9,277	7,493	717	29,874
Management fees	35	—	—	—	751	786
Cost reimbursements	—	—	—	1,256	1,580	2,836
Total revenue	$67,701	$31,200	$55,230	$47,445	$3,046	$204,622

	Three Months Ended September 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$43,993	$19,874	$35,131	$25,333	$—	$124,331
Non-package revenue	8,813	2,794	7,701	5,671	232	25,211
Management fees	—	—	—	—	673	673
Cost reimbursements	—	—	—	789	283	1,072
Total revenue	$52,806	$22,668	$42,832	$31,793	$1,188	$151,287

	Nine Months Ended September 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$180,114	$83,559	$158,050	$114,196	$(2)	$535,917
Non-package revenue(1)	29,856	11,889	31,796	24,071	1,880	99,492
Management fees	97	—	—	—	3,089	3,186
Cost reimbursements	—	—	—	3,386	3,482	6,868
Total revenue	$210,067	$95,448	$189,846	$141,653	$8,449	$645,463

	Nine Months Ended September 30, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$111,378	$45,167	$80,512	$55,948	$—	$293,005
Non-package revenue	22,637	7,603	17,137	12,705	726	60,808
Management fees	—	—	—	—	1,469	1,469
Cost reimbursements	—	—	—	1,970	584	2,554
Total revenue	$134,015	$52,770	$97,649	$70,623	$2,779	$357,836
________
(1) Non-package revenue within Other includes licensing, marketing and other support fees earned from The Playa Collection, which is a third-party owned and operated membership program. Our revenues from The Playa Collection were $0.6 million and $1.3 million for the three and nine months ended September 30, 2022, respectively.

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2022 and December 31, 2021 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2022	2021
Property and equipment, gross
Land, buildings and improvements	$1,762,849	$1,759,837
Fixtures and machinery (1)	85,165	84,264
Furniture and other fixed assets	209,630	205,141
Construction in progress	12,092	3,781
Total property and equipment, gross	2,069,736	2,053,023
Accumulated depreciation	(522,141)	(468,449)
Total property and equipment, net	$1,547,595	$1,584,574
________
(1) Includes the gross balance of our financing lease right-of-use assets, which was $6.3 million as of September 30, 2022 and December 31, 2021.
Depreciation expense was $19.1 million and $19.6 million for the three months ended September 30, 2022 and 2021, respectively, and $57.5 million and $59.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Hurricane Fiona
On September 19, 2022, Hurricane Fiona, a Category 1 hurricane, made landfall on the eastern coast of the Dominican Republic and caused non-structural damage to the Hyatt Ziva and Hyatt Zilara Cap Cana, Hilton La Romana All-Inclusive Resort, Dreams Punta Cana and Dreams Palm Beach resorts. The Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton La Romana All-Inclusive Resort were temporarily closed in late September for necessary clean-up and repairs and are expected to reopen in the fourth quarter of 2022. Our insurance policies provide coverage for business interruption, including lost profits, and reimbursement for costs related to the property damages and losses we have incurred.
As a result of Hurricane Fiona, we expect to incur $50.2 million of clean-up and repair expenses and losses on the write off of property and equipment and inventory, which were offset with our expected property damage insurance recoveries of $41.3 million. The net expense due to property damage is recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022. We expect to receive our insurance proceeds for our property damage and business interruption claims in late 2022 and early 2023.
Our managed property in the Dominican Republic, Sanctuary Cap Cana, also sustained damage from Hurricane Fiona and was temporarily closed in late September for necessary clean-up and repairs. We expect the resort to reopen in the first quarter of 2023.
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

On June 24, 2021, we completed the sale, received total cash consideration of $55.2 million, after customary closing costs, and recognized a loss of $0.5 million within loss (gain) on sale of assets in the Condensed Consolidated Statements of Operations. We utilized 50% of the Capri Resort's net proceeds of $24.4 million, after deducting incremental expenses, to repay a portion of our Term Loan on June 29, 2021. Any remaining net proceeds, after deducting capital expenditures incurred across our portfolio for up to 18 months following the sale, are required to be used to repay our Term Loan and Term A3 Loan in December 2022.
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

Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Leases	2022	2021	2022	2021
Operating lease income (1)	$1,045	$796	$3,347	$2,189
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
We had no uncertain tax positions or unrecognized tax benefits as of September 30, 2022. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of September 30, 2022, a valuation allowance has been maintained as a reserve on substantially all of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
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
Hyatt also owns Apple Leisure Group (“ALG”), the brand management platform AMResorts, and various tour operators and travel agencies. We pay AMResorts and its affiliates, as operators of two of our resorts, management and marketing fees, and sell all-inclusive packages through ALG’s tour operators and travel agencies.
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

Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds’ ownership of our ordinary shares. The affiliated funds managed by DKCM are also the lenders to our Property Loan and Additional Credit Facility, which consists of our Term A1, Term A2 and Term A3 loans (see Note 11). We pay DKCM periodic interest payments related to the outstanding debt.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2022 and 2021 were as follows ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Transaction	2022	2021	2022	2021
Revenues
ALG	Package revenue	$3,899	$—	$14,724	$—
Sagicor	Cost reimbursements(1)	$1,355	$926	$3,775	$2,214
Expenses
Hyatt	Franchise fees(2)	$7,205	$5,310	$22,420	$13,285
Sagicor	Insurance premiums(2)	$264	$213	$798	$571
Chief Executive Officer	Lease expense(3)	$192	$189	$572	$605
DKCM	Interest expense(4)	$5,613	$5,563	$16,490	$16,434
AMResorts	Management fees(2)	$779	$—	$2,763	$—
AMResorts	Marketing fees(3)	$909	$—	$2,964	$—
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
In 2015, the local taxing authorities in Mexico challenged $3.4 million of value added tax (“VAT”) receivable that was recognized in connection with the renovation of the Hyatt Ziva Cancún. During the second quarter of 2022, the tax authorities ruled in our favor resulting in receipt of the VAT and an additional $6.2 million for interest and inflation since the date the VAT refund was requested. The gain of $6.2 million is reported within other income (expense) in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.
In 2019, an appeal was filed by the Mexican Energy Regulatory Commission against the electricity rates that were charged to certain of our resorts in Mexico. During the third quarter of 2022, we received a favorable outcome resulting in the receipt of $4.3 million, of which $0.6 million related to VAT. The gain of $3.7 million is reported within other income (expense) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

Note 8. Ordinary shares
In December 2018, our Board established a $100.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. Our Board reauthorized and renewed the repurchase authorization in September 2022 so that there was again $100.0 million available under the program. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended September 30, 2022, we repurchased 973,931 ordinary shares under the program at an average price of $5.93 per share. As of September 30, 2022, we had approximately $94.2 million remaining under our share repurchase program.
As of September 30, 2022, our ordinary share capital consisted of 165,058,318 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,630,917 restricted shares and performance share awards and 25,326 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of September 30, 2022, there were 3,541,789 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2022 to September 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	3,006,791	$6.50
Granted	1,034,850	8.20
Vested	(1,577,548)	6.88
Forfeited	(136,973)	7.54
Unvested balance at September 30, 2022	2,327,120	$6.94
Performance share awards consist of ordinary shares that may become earned and vested at the end of a three year performance period based on the achievement of performance targets adopted by our Compensation Committee. Our performance shares have market conditions where 50% of the performance share awards will vest based on the total shareholder return (“TSR”) of our ordinary shares relative to those of our peer group and 50% will vest based on the compound annual growth rate of the price of our ordinary shares. The peer shareholder return component may vest between 0% and 150% of target, with the award capped at 100% of target should Playa's TSR be negative. The growth rate component may vest up to 100% of target.
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
________
(1) Expected volatility was determined based on our historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

A summary of our performance share awards from January 1, 2022 to September 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,027,519	$5.18
Granted	374,998	8.10
Vested	(16,421)	4.34
Forfeited	(56,973)	4.34
Unvested balance at September 30, 2022	1,329,123	$6.05
Note 10. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(2,229)	$(12,371)	$71,043	$(89,884)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	165,979,839	164,218,262	165,873,539	163,067,561
Effect of dilutive securities
Unvested performance share awards	—	—	500,859	—
Unvested restricted share awards	—	—	749,844	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	165,979,839	164,218,262	167,124,242	163,067,561

EPS - Basic	$(0.01)	$(0.08)	$0.43	$(0.55)
EPS - Diluted	$(0.01)	$(0.08)	$0.43	$(0.55)

For the three and nine months ended September 30, 2022, unvested performance share awards in the amounts of 1,329,123 and 187,500 shares, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, unvested performance share awards of 1,027,519 were not included in the computation of diluted EPS as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards were partially achieved as of September 30, 2022 and 2021.

For the three months ended September 30, 2022, unvested restricted share awards of 2,327,120 were not included in the computation of diluted EPS as their effect would have been anti-dilutive. We had no anti-dilutive unvested restricted share awards for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, unvested restricted share awards of 3,225,332 were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
Senior Secured Credit Facilities
Revolving Credit Facility (1)	LIBOR + 4.00%	January 27, 2024	$—	$—
Term Loan (2)	LIBOR + 2.75%	April 27, 2024	909,430	941,868
Term A1 Loan	11.4777%	April 27, 2024	35,000	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000	31,000
Term A3 Loan (3)	LIBOR + 3.00%	April 27, 2024	27,319	27,319
Total Senior Secured Credit Facilities (at stated value)			1,002,749	1,035,187
Unamortized discount			(778)	(1,153)
Unamortized debt issuance costs			(2,853)	(4,207)
Total Senior Secured Credit Facilities, net			$999,118	$1,029,827

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000	$110,000
Unamortized discount			(2,459)	(3,107)
Unamortized debt issuance costs			(2,738)	(3,459)
Total Property Loan, net			$104,803	$103,434

Financing lease obligations			$5,759	$6,058

Total debt, net			$1,109,680	$1,139,319
________
(1)Undrawn balances bear interest between 0.25% to 0.5% depending on certain leverage ratios. We had an available balance of $68.0 million and $85.0 million as of September 30, 2022 and December 31, 2021, respectively.
(2)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 5.87% and 3.75% as of September 30, 2022 and December 31, 2021, respectively. Our two interest rate swaps fix LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 12).
(3)One-month LIBOR is subject to a 1.0% floor. The effective interest rate was 5.50% and 4.00% as of September 30, 2022 and December 31, 2021, respectively.

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
Financial maintenance covenants
We were in compliance with all applicable covenants as of September 30, 2022. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 4.75x if we have more than 35% drawn on the Revolving Credit Facility.
Term A1 Loan	Same terms as the Senior Secured Credit Facility.
Term A2 Loan	No applicable debt covenants.
Term A3 Loan	No applicable debt covenants.
Property Loan	No applicable debt covenants other than the requirement to maintain a cash reserve until the Properties achieve a debt service coverage ratio of 1.50x for two consecutive quarters.

During the second quarter of 2022, our restricted cash balance related to our Property Loan was released into unrestricted cash as the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton Rose Hall Resort & Spa properties achieved the required debt service coverage ratio for two consecutive quarters. We had no restricted cash as of September 30, 2022.
Note 12. Derivative financial instruments
Our two interest rate swaps mitigate the interest rate risk inherent to our floating rate debt, including the Revolving Credit Facility and Term Loan. The interest rate swaps are not for trading purposes and have fixed notional values of $200.0 million and $600.00 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate, which results in us fixing LIBOR at 2.85% on $800.0 million of our Term Loan. The interest rate swaps mature on March 31, 2023.

Our interest rate swaps are designated as cash flow hedges, but were deemed ineffective due to the decrease in interest rates. All changes in fair value are recognized through interest expense in the Condensed Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	2022	2021
AOCI from our cash flow hedges as of January 1	$14,632	$26,369
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,894)	(2,894)
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	(2,894)
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,926)	(2,926)
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	(2,926)
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,958)	(2,958)
OCI related to our cash flow hedges for the three months ended September 30	(2,958)	(2,958)
AOCI from our cash flow hedges as of September 30 (1)	$5,854	$17,591
________
(1) As of September 30, 2022, the total amount expected to be reclassified from AOCI to interest expense during the remaining six month term is $5.9 million, which represents prior losses recognized in AOCI when our interest rate swaps were deemed effective hedges.

Derivative Instruments for Ineffective Hedges	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Interest rate swaps (1)	Interest expense	$16	$3,807	$(7,776)	$10,209
________
(1) Includes the loss or (gain) from the change in fair value of our interest rate swaps and the cash interest paid for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021 ($ in thousands):

Derivative Assets for Ineffective Hedges	Financial Statement Classification	As of September 30,	As of December 31,
		2022	2021
Interest rate swaps	Derivative financial instruments	$4,979	$—

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of September 30,	As of December 31,
		2022	2021
Interest rate swaps	Derivative financial instruments	$—	$22,543

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of September 30, 2022 and December 31, 2021. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following tables present our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 ($ in thousands):

Financial Assets	September 30, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$4,979	$—	$4,979	$—

Financial Liabilities	December 31, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$22,543	$—	$22,543	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2022 and December 31, 2021 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$907,351	$—	$—	$876,294
Term A1 Loan	34,422	—	—	35,400
Term A2 Loan	30,488	—	—	31,355
Term A3 Loan	26,857	—	—	26,424
Property Loan	104,803	—	—	110,829
Total liabilities	$1,103,921	$—	$—	$1,080,302

	Carrying Value	Fair Value
	As of December 31, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$938,788	$—	$—	$924,917
Term A1 Loan	34,151	—	—	35,598
Term A2 Loan	30,248	—	—	31,530
Term A3 Loan	26,640	—	—	27,006
Property Loan	103,434	—	—	111,593
Total liabilities	$1,133,261	$—	$—	$1,130,644

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

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loans. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of September 30,	As of December 31,
	2022	2021
Gross trade and other receivables (1)	$48,118	$47,382
Allowance for doubtful accounts	(326)	(1,940)
Total trade and other receivables, net	$47,792	$45,442
________
(1) The opening balance as of January 1, 2021 was $28.3 million.

We have not experienced any significant write-offs to our accounts receivable during the three and nine months ended September 30, 2022 and 2021.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of September 30,	As of December 31,
	2022	2021
Advances to suppliers	$16,300	$8,327
Prepaid income taxes	11,559	11,101
Prepaid other taxes (1)	4,568	7,995
Operating lease right-of-use assets	3,170	3,766
Key money	2,295	2,376
Other assets	5,317	5,075
Total prepayments and other assets	$43,209	$38,640
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three and nine months ended September 30, 2022. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of September 30, 2022 and December 31, 2021 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654

Other intangible assets
Other intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,
	2022	2021
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system	6,520	6,402
Other	4,273	4,073
Total gross carrying value	13,568	13,250

Accumulated amortization
Management contract	(404)	(333)
Enterprise resource planning system	(2,548)	(1,895)
Other	(3,773)	(3,390)
Total accumulated amortization	(6,725)	(5,618)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,496	1,567
Enterprise resource planning system	3,972	4,507
Other	500	683
Total net carrying value	$6,843	$7,632
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
Amortization expense for intangible assets was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of September 30,	As of December 31,
	2022	2021
Trade payables	$17,986	$23,843
Advance deposits (1)	68,089	62,644
Withholding and other taxes payable	34,715	32,655
Interest payable	148	99
Payroll and related accruals	25,642	23,998
Accrued expenses and other payables(2)	71,331	16,983
Total trade and other payables	$217,911	$160,222
________
(1) The opening balance as of January 1, 2021 was $29.7 million.
(2) As of September 30, 2022, accrued expenses and other payables includes approximately $1.6 million related to share repurchases not yet settled and $49.6 million of unpaid clean up and repair expenses related to Hurricane Fiona.

Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of September 30,	As of December 31,
	2022	2021
Pension obligation (1)(2)	$7,138	$5,990
Operating lease liabilities	3,683	4,298
Unfavorable ground lease liability	1,885	1,967
Key money	15,619	16,731
Other	2,146	896
Total other liabilities	$30,471	$29,882
________
(1) The service cost component of net periodic pension cost was $0.2 million for the three months ended September 30, 2022 and 2021. The service cost component of net periodic pension cost was $0.6 million for the nine months ended September 30, 2022 and 2021. The costs are recorded within direct expense in the Condensed Consolidated Statements of Operations.
(2) For the three months ended September 30, 2022 and 2021, the non-service cost components of net periodic pension cost were $0.2 million and nominal, respectively. For the nine months ended September 30, 2022 and 2021, the non-service cost components were $0.7 million and $0.5 million, respectively. The costs are recorded within other income (expense) in the Condensed Consolidated Statements of Operations.
Note 15. Business segments
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual resorts. Our operating segments meet the aggregation criteria and thus, we present four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic and (iv) Jamaica. For the three and nine months ended September 30, 2022 and 2021, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax (provision) benefit, and depreciation and amortization expense (“Adjusted EBITDA”) and the performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee income (“Owned Resort EBITDA”). Adjusted EBITDA and Owned Resort EBITDA should not be considered alternatives to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP.
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss (gain) on sale of assets; (c) other income (expense); (d) repairs from hurricanes and tropical storms; (e) share-based compensation; (f) other tax expense; (g) transaction expenses; (h) contract termination costs and (i) severance expenses. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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

The following table presents segment owned net revenue and a reconciliation to total revenue for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Owned net revenue
Yucatán Peninsula	$65,594	$51,209	$204,200	$129,879
Pacific Coast	30,301	21,982	92,901	51,117
Dominican Republic	55,190	42,794	189,714	97,563
Jamaica	43,759	29,502	131,781	65,358
Segment owned net revenue (1)	194,844	145,487	618,596	343,917
Other	716	232	1,878	726
Management fees	786	673	3,186	1,469
Cost reimbursements	2,836	1,072	6,868	2,554
Compulsory tips	5,440	3,823	14,935	9,170
Total revenue	$204,622	$151,287	$645,463	$357,836
________
(1) Segment owned net revenue represents total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net (loss) income for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Owned Resort EBITDA
Yucatán Peninsula	$21,617	$17,518	$77,049	$37,714
Pacific Coast	10,512	6,429	36,966	13,992
Dominican Republic	14,014	11,267	63,138	20,859
Jamaica	11,267	5,632	40,567	6,924
Segment Owned Resort EBITDA	57,410	40,846	217,720	79,489
Other corporate (1)	(13,322)	(9,749)	(37,385)	(28,778)
Management fees	786	673	3,186	1,469
Adjusted EBITDA	44,874	31,770	183,521	52,180
Interest expense	(17,832)	(19,047)	(39,892)	(56,164)
Depreciation and amortization	(19,502)	(19,927)	(58,630)	(60,827)
Impairment loss	—	—	—	(24,011)
(Loss) gain on sale of assets	(2)	4	(11)	(644)
Other income (expense)	2,608	587	7,850	(747)
Repairs from hurricanes and tropical storms	(8,850)	(435)	(8,850)	(435)
Share-based compensation	(2,777)	(3,270)	(9,043)	(9,899)
Other tax expense	—	(67)	—	(228)
Transaction expenses	(582)	(210)	(1,384)	(928)
Contract termination costs	—	(400)	—	(400)
Severance expense	—	—	—	(1,287)
Non-service cost components of net periodic pension cost (benefit) (2)	102	(16)	650	463
Net (loss) income before tax	(1,961)	(11,011)	74,211	(102,927)
Income tax (provision) benefit	(268)	(1,360)	(3,168)	13,043
Net (loss) income	$(2,229)	$(12,371)	$71,043	$(89,884)
________
(1) Other corporate includes revenue generated by The Playa Collection of $0.6 million and $1.3 million for the three and nine months ended September 30, 2022, respectively.
(2) Represents the non-service cost components of net periodic pension cost or benefit recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of September 30,	As of December 31,
	2022	2021
Segment property and equipment, gross
Yucatán Peninsula	$673,447	$667,618
Pacific Coast	290,570	288,309
Dominican Republic	688,664	684,187
Jamaica	411,700	408,107
Total segment property and equipment, gross	2,064,381	2,048,221
Corporate property and equipment, gross	5,355	4,802
Accumulated depreciation	(522,141)	(468,449)
Total property and equipment, net	$1,547,595	$1,584,574

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Segment capital expenditures
Yucatán Peninsula	$6,870	$2,709
Pacific Coast	3,817	536
Dominican Republic	6,249	1,874
Jamaica	3,999	3,288
Total segment capital expenditures (1)	20,935	8,407
Corporate	570	256
Total capital expenditures (1)	$21,505	$8,663
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events through November 3, 2022, which is the date the financial statements were issued.
On October 12, 2022, we paid $4.5 million of key money to the owner of one of our managed resorts.
During the period from October 1, 2022 through October 31, 2022, we purchased 2,671,010 shares at an average price of $5.73 per share. As of October 31, 2022, we had $78.9 million remaining under our share repurchase program.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 24, 2022 and in this Quarterly Report on Form 10-Q as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effects of the current COVID-19 pandemic on our financial condition, results of operations and prospects, which include the airlines that service the locations where we own resorts, the short and longer-term demand for travel, the global economy and the local economies where we own resorts, and the financial markets. As a result of the COVID-19 pandemic, we experienced severely reduced occupancy levels at our resorts in 2020 and 2021 compared to historic levels, and the continued or worsening effects of the pandemic may again result in reduced occupancies. The extent to which the COVID-19 pandemic will continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, the government actions taken to contain the pandemic or mitigate its impact, and the continuing effectiveness and uptake of vaccines and treatment therapies. Our business and profitability may also be adversely impacted to the extent high inflation and interest rates adversely impact macroeconomic conditions. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general economic uncertainty and the effect of general economic conditions, including inflation and rising interest rates, on consumer discretionary spending and the lodging industry in particular;
•the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market;
•changes in economic, social or political conditions in the regions we operate, including changes in perception of public-safety, changes in unemployment rates and labor force availability, and changes in the supply of rooms from competing resorts;
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
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of September 30, 2022, Playa owned and/or managed a total portfolio consisting of 25 resorts (9,352 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana and Hyatt Ziva Cap Cana; and
•We own two resorts in the Dominican Republic that are managed by a third-party. We also manage eight resorts on behalf of third-party owners, one of which is currently closed for renovations but expected to open in late 2022.
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
For the three months ended September 30, 2022, we generated a net loss of $2.2 million, Total Revenue of $204.6 million, Net Package RevPAR of $253.17 and Adjusted EBITDA of $44.9 million. For the three months ended September 30, 2021, during which time our operations were negatively impacted by the effects of COVID-19, we generated a net loss of $12.4 million, Total Revenue of $151.3 million, Net Package RevPAR of $184.19 and Adjusted EBITDA of $31.8 million.
For the nine months ended September 30, 2022, we generated net income of $71.0 million, Total Revenue of $645.5 million, Net Package RevPAR of $268.35 and Adjusted EBITDA of $183.5 million. For the nine months ended September 30, 2021, during which time our operations were negatively impacted by the effects of COVID-19, we generated a net loss of $89.9 million, Total Revenue of $357.8 million, Net Package RevPAR of $141.66 and Adjusted EBITDA of $52.2 million.

Our Portfolio of Resorts
As of September 30, 2022, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Dreams Palm Beach	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	1994; 2008	500
Dreams Punta Cana	Punta Cana, Dominican Republic	Dreams (all ages)	AMResorts	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008; 2021	438
Hyatt Zilara Riviera Maya (3)	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003; 2022	291
Seadust Cancún Family Resort (4)	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Hacienda Tres Ríos Resort, Spa & Nature Park (5)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Riviera Nayarit (6)	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Total Rooms Operated					2,228
Total Rooms Owned and Operated					9,352
________
(1) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor that comprise the Jewel Grande Montego Bay Resort & Spa.
(2) Owned by a third party.
(3) We entered into a management agreement to operate this resort during the first quarter of 2021. The resort is currently closed for renovations but is expected to open in late 2022.
(4) We entered into a management agreement to operate this resort during the second quarter of 2022 and we expect to commence operations in the first quarter of 2023.
(5) We entered into a management agreement to operate this resort during the second quarter of 2022. The resort is currently undergoing renovations and we expect to commence operations in early 2024.
(6) We entered into a management agreement to operate this resort in the third quarter of 2022 and commenced operations in October 2022.

Results of Operations
Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change	% Change
Revenue
Package	$171,126	$124,331	$46,795	37.6%
Non-package	29,874	25,211	4,663	18.5%
Management fees	786	673	113	16.8%
Cost reimbursements	2,836	1,072	1,764	164.6%
Total revenue	204,622	151,287	53,335	35.3%
Direct and selling, general and administrative expenses
Direct	117,333	90,788	26,545	29.2%
Selling, general and administrative	51,686	32,055	19,631	61.2%
Depreciation and amortization	19,502	19,927	(425)	(2.1)%
Reimbursed costs	2,836	1,072	1,764	164.6%
Loss (gain) on sale of assets	2	(4)	6	150.0%
Direct and selling, general and administrative expenses	191,359	143,838	47,521	33.0%
Operating income	13,263	7,449	5,814	78.1%
Interest expense	(17,832)	(19,047)	1,215	6.4%
Other income	2,608	587	2,021	344.3%
Net loss before tax	(1,961)	(11,011)	9,050	82.2%
Income tax provision	(268)	(1,360)	1,092	80.3%
Net loss	$(2,229)	$(12,371)	$10,142	82.0%
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
Our comparable portfolio for the three months ended September 30, 2022 excludes the Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last twelve days of the third quarter to expedite necessary clean up and repair work as a result of Hurricane Fiona.

Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.8%	59.3%	14.5	pts	24.5%
Net Package ADR	$343.28	$310.65	$32.63		10.5%
Net Package RevPAR	$253.17	$184.19	$68.98		37.5%
	($ in thousands)
Net Package Revenue	$165,930	$120,717	$45,213		37.5%
Net Non-package Revenue	29,630	25,002	4,628		18.5%
Management Fee Revenue	786	673	113		16.8%
Total Net Revenue	196,346	146,392	49,954		34.1%
Adjusted EBITDA	$44,874	$31,770	$13,104		41.2%
Adjusted EBITDA Margin	22.9%	21.7%	1.2	pts	5.5%
Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	76.6%	60.3%	16.3	pts	27.0%
Net Package ADR	$335.48	$301.60	$33.88		11.2%
Net Package RevPAR	$257.08	$181.80	$75.28		41.4%
	($ in thousands)
Net Package Revenue	$132,447	$93,665	$38,782		41.4%
Net Non-package Revenue	23,394	19,553	3,841		19.6%
Management Fee Revenue	786	673	113		16.8%
Total Net Revenue	156,627	113,891	42,736		37.5%
Adjusted EBITDA	$33,570	$21,299	$12,271		57.6%
Adjusted EBITDA Margin	21.4%	18.7%	2.7	pts	14.4%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended September 30, 2022 increased $53.3 million, or 35.3%, compared to the three months ended September 30, 2021.

Our Total Net Revenue for the three months ended September 30, 2022 increased $50.0 million, or 34.1%, compared to the three months ended September 30, 2021. The increase was due to the following:
•a 10.5% increase in Net Package ADR as a result of a higher meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix and the ongoing leisure travel recovery and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue spend per guest driven by improvements in our product offering across our resorts; and
•an incremental $3.71 favorable Net Package ADR impact compared to the three months ended September 30, 2021 as a result of the change in billing methodology of an online travel agency (“OTA”), which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $339.57.
Compared to the same period in 2019, for our current comparable portfolio of resorts, which excludes the Hilton La Romana All-Inclusive Resort, Hyatt Ziva and Hyatt Zilara Cap Cana, Dreams Puerto Aventuras, Capri Resort, Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the three months ended September 30, 2022 increased by $97.48, or 41.0%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $83.88, or 35.2%.

The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to Total Revenue for the three months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$132,447	$93,665	$38,782	41.4%
Non-comparable Net Package Revenue	33,483	27,052	6,431	23.8%
Net Package Revenue	$165,930	$120,717	$45,213	37.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	23,394	19,553	3,841	19.6%
Non-comparable Net Non-package Revenue	6,236	5,449	787	14.4%
Net Non-package Revenue	29,630	25,002	4,628	18.5%

Management Fee Revenue
Comparable Management Fee Revenue	786	673	113	16.8%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	786	673	113	16.8%

Total Net Revenue
Comparable Total Net Revenue	156,627	113,891	42,736	37.5%
Non-comparable Total Net Revenue	39,719	32,501	7,218	22.2%
Total Net Revenue	196,346	146,392	49,954	34.1%
Compulsory tips	5,440	3,823	1,617	42.3%
Cost Reimbursements	2,836	1,072	1,764	164.6%
Total revenue	$204,622	$151,287	$53,335	35.3%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Direct expenses	$117,333	$90,788	$26,545	29.2%
Less: compulsory tips	5,440	3,823	1,617	42.3%
Net Direct Expenses	$111,893	$86,965	$24,928	28.7%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $111.9 million, or 57.0% of Total Net Revenue, for the three months ended September 30, 2022 and $87.0 million, or 59.4% of Total Net Revenue, for the three months ended September 30, 2021. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses for the three months ended September 30, 2022 increased $24.9 million, or 28.7%, compared to the three months ended September 30, 2021. As a percentage of Owned Net Revenue, Net Direct Expenses decreased to 57.4%, compared to 59.8% for the three months ended September 30, 2021. Net Direct Expenses at our comparable properties increased $19.8 million, or 28.8%, compared to the three months ended September 30, 2021 primarily due to the following:
•Increased operating expenses associated with higher occupancy levels as a result of the corresponding recovery in our operations compared to the three months ended September 30, 2021;

•An increase in food and beverage expenses on a per guest basis, driven by our initiative to deliver an exceptional customer experience across our portfolio and higher food and beverage prices; and
•An increase in utilities expenses driven by a global rise in energy prices.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$27,268	$19,782	$7,486	37.8%
Guest costs	6,515	7,185	(670)	(9.3)%
Salaries and wages	39,117	31,053	8,064	26.0%
Repairs and maintenance	6,534	4,545	1,989	43.8%
Utilities and sewage	12,743	9,727	3,016	31.0%
Licenses and property taxes	640	663	(23)	(3.5)%
Incentive and management fees	779	373	406	108.8%
Franchise / license fees	9,553	7,527	2,026	26.9%
Transportation and travel expenses	1,417	1,132	285	25.2%
Laundry and cleaning expenses	1,709	1,360	349	25.7%
Property and equipment rental expense	936	699	237	33.9%
Entertainment expenses and decoration	2,795	1,838	957	52.1%
Office supplies	379	296	83	28.0%
Other operational expenses	1,508	785	723	92.1%
Total Net Direct Expenses	$111,893	$86,965	$24,928	28.7%

Comparable portfolio

	Three Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$21,325	$14,971	$6,354	42.4%
Guest costs	4,791	5,314	(523)	(9.8)%
Salaries and wages	32,070	25,903	6,167	23.8%
Repairs and maintenance	5,661	3,932	1,729	44.0%
Utilities and sewage	9,866	7,300	2,566	35.2%
Licenses and property taxes	452	504	(52)	(10.3)%
Incentive and management fees	779	373	406	108.8%
Franchise / license fees	7,333	5,975	1,358	22.7%
Transportation and travel expenses	808	684	124	18.1%
Laundry and cleaning expenses	1,339	1,064	275	25.8%
Property and equipment rental expense	474	351	123	35.0%
Entertainment expenses and decoration	2,389	1,589	800	50.3%
Office supplies	303	237	66	27.8%
Other operational expenses	1,028	603	425	70.5%
Total Net Direct Expenses	$88,618	$68,800	$19,818	28.8%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2022 increased $19.6 million, or 61.2%, compared to the three months ended September 30, 2021. The higher levels of occupancy from the ongoing recovery at our resorts during the three months ended September 30, 2022 resulted in a $2.7 million increase in commissions expenses, a $2.1 million increase in advertising expenses, and a $1.5 million increase in credit card commissions. In addition, we had a $3.0 million increase in corporate personnel costs and a $0.8 million increase in professional fees. The increase in commissions expenses includes an additional $2.5 million that was a result of a change in billing methodology of an OTA, which requires Playa to present the commissions on a gross basis under U.S. GAAP. We also incurred $8.9 million of estimated clean up and repair expenses related to Hurricane Fiona in the third quarter of 2022 which are not expected to be offset by property damage insurance proceeds.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2022 decreased $0.4 million, or 2.1%, compared to the three months ended September 30, 2021.
Interest Expense
Our interest expense for the three months ended September 30, 2022 decreased $1.2 million, or 6.4%, compared to the three months ended September 30, 2021. The decrease in interest expense was driven primarily by a $1.8 million reduction in the interest expense on our Senior Secured Credit Facility due to the effect of our interest rate swaps, partially offset by a $0.5 million decreased benefit over the period related to the change in fair value of our interest rate swaps.
Cash interest paid was $18.1 million for the three months ended September 30, 2022, representing a $1.7 million, or 8.6% decrease as compared to the three months ended September 30, 2021. The decrease in cash interest paid was primarily driven by a $1.8 million reduction in the interest paid on our Senior Secured Credit Facility due to the effect of our interest rate swaps, as interest rates moved closer to our 1.0% LIBOR floor during the three months ended September 30, 2022.
Income Tax Provision
For the three months ended September 30, 2022, our income tax provision was $0.3 million, compared to a $1.4 million income tax provision for the three months ended September 30, 2021. The decrease in our income tax provision of $1.1 million was primarily driven by:
•a $1.4 million decreased tax provision associated with lower pre-tax book income from our taxpaying entities, primarily driven by valuation allowance releases associated with current year earnings; and
•a $0.8 million decreased tax provision associated with foreign exchange rate fluctuations.
These decreases were partially offset by:

•a $0.7 million decreased tax benefit due to prior year adjustments; and
•a $0.6 million decreased tax benefit related to valuation allowances recognized for our Jamaica and Mexico entities.

Results of Operations
Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change	% Change
Revenue
Package	$535,917	$293,005	$242,912	82.9%
Non-package	99,492	60,808	38,684	63.6%
Management fees	3,186	1,469	1,717	116.9%
Cost reimbursements	6,868	2,554	4,314	168.9%
Total revenue	645,463	357,836	287,627	80.4%
Direct and selling, general and administrative expenses
Direct	343,298	230,543	112,755	48.9%
Selling, general and administrative	130,403	85,273	45,130	52.9%
Depreciation and amortization	58,630	60,827	(2,197)	(3.6)%
Reimbursed costs	6,868	2,554	4,314	168.9%
Impairment loss	—	24,011	(24,011)	(100.0)%
Loss on sale of assets	11	644	(633)	(98.3)%
Direct and selling, general and administrative expenses	539,210	403,852	135,358	33.5%
Operating income (loss)	106,253	(46,016)	152,269	330.9%
Interest expense	(39,892)	(56,164)	16,272	29.0%
Other income (expense)	7,850	(747)	8,597	1,150.9%
Net income (loss) before tax	74,211	(102,927)	177,138	172.1%
Income tax (provision) benefit	(3,168)	13,043	(16,211)	(124.3)%
Net income (loss)	$71,043	$(89,884)	$160,927	179.0%
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
Our comparable portfolio for the nine months ended September 30, 2022 excludes the Dreams Puerto Aventuras, which was sold in February 2021, Capri Resort, which was sold in June 2021, and Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last twelve days of the third quarter 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.

Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.7%	46.8%	26.9	pts	57.5%
Net Package ADR	$363.88	$302.83	$61.05		20.2%
Net Package RevPAR	$268.35	$141.66	$126.69		89.4%
	($ in thousands)
Net Package Revenue	$521,897	$284,414	$237,483		83.5%
Net Non-package Revenue	98,577	60,229	38,348		63.7%
Management Fee Revenue	3,186	1,469	1,717		116.9%
Total Net Revenue	623,660	346,112	277,548		80.2%
Adjusted EBITDA	$183,521	$52,180	$131,341		251.7%
Adjusted EBITDA Margin	29.4%	15.1%	14.3	pts	94.7%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	74.6%	48.8%	25.8	pts	52.9%
Net Package ADR	$354.99	$294.95	$60.04		20.4%
Net Package RevPAR	$264.79	$144.02	$120.77		83.9%
	($ in thousands)
Net Package Revenue	$404,816	$220,182	$184,634		83.9%
Net Non-package Revenue	76,651	47,290	29,361		62.1%
Management Fee Revenue	3,186	1,469	1,717		116.9%
Total Net Revenue	484,653	268,941	215,712		80.2%
Adjusted EBITDA	$131,263	$32,244	$99,019		307.1%
Adjusted EBITDA Margin	27.1%	12.0%	15.1	pts	125.8%
Total Revenue and Total Net Revenue
Our Total Revenue for the nine months ended September 30, 2022 increased $287.6 million, or 80.4%, compared to the nine months ended September 30, 2021.
Our Total Net Revenue for the nine months ended September 30, 2022 increased $277.5 million, or 80.2%, compared to the nine months ended September 30, 2021. The increase was due to the following:
•a 20.2% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $4.52 favorable Net Package ADR impact as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $359.37.
Compared to the same period in 2019, for our current comparable portfolio of resorts, which excludes the Hilton La Romana All-Inclusive Resort, Hyatt Ziva and Hyatt Zilara Cap Cana, Dreams Puerto Aventuras, Capri Resort, Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the nine months ended September 30, 2022 increased by $75.85, or 27.2%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $64.87, or 23.2%.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to total revenue for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$404,816	$220,182	$184,634	83.9%
Non-comparable Net Package Revenue	117,081	64,232	52,849	82.3%
Net Package Revenue	521,897	284,414	237,483	83.5%

Net Non-package Revenue
Comparable Net Non-package Revenue	76,651	47,290	29,361	62.1%
Non-comparable Net Non-package Revenue	21,926	12,939	8,987	69.5%
Net Non-package Revenue	98,577	60,229	38,348	63.7%

Management Fee Revenue
Comparable Management Fee Revenue	3,186	1,469	1,717	116.9%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	3,186	1,469	1,717	116.9%

Total Net Revenue
Comparable Total Net Revenue	484,653	268,941	215,712	80.2%
Non-comparable Total Net Revenue	139,007	77,171	61,836	80.1%
Total Net Revenue	623,660	346,112	277,548	80.2%
Compulsory tips	14,935	9,170	5,765	62.9%
Cost Reimbursements	6,868	2,554	4,314	168.9%
Total revenue	$645,463	$357,836	$287,627	80.4%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Direct expenses	$343,298	$230,543	$112,755	48.9%
Less: compulsory tips	14,935	9,170	5,765	62.9%
Net Direct Expenses	$328,363	$221,373	$106,990	48.3%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $328.4 million, or 52.7%, of Total Net Revenue for the nine months ended September 30, 2022 and $221.4 million, or 64.0%, of Total Net Revenue for the nine months ended September 30, 2021. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenue.
Net Direct Expenses for the nine months ended September 30, 2022 increased $107.0 million, or 48.3%, compared to the nine months ended September 30, 2021. As a percentage of Owned Net Revenue, Net Direct Expenses decreased to 53.1%, compared to 64.4% for the nine months ended September 30, 2021. Net Direct Expenses at our comparable properties increased $82.8 million, or 47.7%, compared to the nine months ended September 30, 2021 primarily due to the following:
•Increased operating expenses associated with higher occupancy levels as a result of the corresponding recovery in our operations compared to the nine months ended September 30, 2021;

•An increase in food and beverage expenses on a per guest basis, driven by our initiative to deliver an exceptional customer experience across our portfolio and higher food and beverage prices; and
•An increase in utilities expenses driven by a global rise in energy prices.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$78,711	$46,594	$32,117	68.9%
Guest costs	22,102	17,590	4,512	25.7%
Salaries and wages	114,684	84,477	30,207	35.8%
Repairs and maintenance	17,134	11,468	5,666	49.4%
Utilities and sewage	35,178	25,723	9,455	36.8%
Licenses and property taxes	1,853	2,218	(365)	(16.5)%
Incentive and management fees	2,763	806	1,957	242.8%
Franchise / license fees	29,886	17,513	12,373	70.7%
Transportation and travel expenses	4,103	3,052	1,051	34.4%
Laundry and cleaning expenses	4,647	3,313	1,334	40.3%
Property and equipment rental expense	4,071	1,328	2,743	206.6%
Entertainment expenses and decoration	8,102	4,447	3,655	82.2%
Office supplies	1,014	703	311	44.2%
Other operational expenses	4,115	2,141	1,974	92.2%
Total Net Direct Expenses	$328,363	$221,373	$106,990	48.3%
Comparable Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$59,902	$35,008	$24,894	71.1%
Guest costs	16,036	12,976	3,060	23.6%
Salaries and wages	94,124	68,930	25,194	36.6%
Repairs and maintenance	14,682	9,757	4,925	50.5%
Utilities and sewage	27,133	19,598	7,535	38.4%
Licenses and property taxes	1,275	1,742	(467)	(26.8)%
Incentive and management fees	2,763	764	1,999	261.6%
Franchise / license fees	22,291	13,877	8,414	60.6%
Transportation and travel expenses	2,315	1,825	490	26.8%
Laundry and cleaning expenses	3,545	2,567	978	38.1%
Property and equipment rental expense	1,961	656	1,305	198.9%
Entertainment expenses and decoration	6,923	3,809	3,114	81.8%
Office supplies	781	554	227	41.0%
Other operational expenses	2,803	1,631	1,172	71.9%
Total Net Direct Expenses	$256,534	$173,694	$82,840	47.7%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2022 increased $45.1 million, or 52.9%, compared to the nine months ended September 30, 2021. The higher levels of occupancy from the ongoing recovery at our resorts during the nine months ended September 30, 2022 resulted in a $6.3 million increase in advertising expenses, a $13.0 million increase in commissions expenses, and a $5.1 million increase in credit card commissions. In addition, we had a $1.9 million increase in insurance expenses driven by higher premiums for the current year, a $7.4 million increase in corporate personnel costs, and a $2.2 million increase in professional fees. The increase in commissions expense includes an additional $8.6 million that was a result of a change in billing methodology of an OTA, which requires Playa to present the commissions on a gross basis under U.S. GAAP. We also incurred $8.9 million of estimated clean up and repair expenses related to Hurricane Fiona in the third quarter of 2022 which are not expected to be offset by property damage insurance proceeds.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2022 decreased $2.2 million, or 3.6%, compared to the nine months ended September 30, 2021, which was primarily due to a $0.9 million decrease from the sale of the Capri Resort in June 2021.
Impairment Loss
Our impairment loss for the nine months ended September 30, 2022 decreased $24.0 million, or 100.0%, compared to the nine months ended September 30, 2021. The decrease was driven by $24.0 million of property and equipment impairment recognized upon classification of the Capri Resort as held for sale in March 2021, as the carrying value exceeded the sale price of the assets under the sales agreement. We had no impairment loss for the nine months ended September 30, 2022.
Interest Expense
Our interest expense for the nine months ended September 30, 2022 decreased $16.3 million, or 29.0%, compared to the nine months ended September 30, 2021. The decrease in interest expense was driven primarily by a $12.3 million benefit over the period related to the change in fair value of our interest rate swaps, which was a result of the increase in forecasted interest rates, and a $4.0 million reduction in the interest paid on our Senior Secured Credit Facility due to the effect of our interest rate swaps, as interest rates moved closer to our 1.0% LIBOR floor during the nine months ended September 30, 2022.
Cash interest paid was $55.0 million for the nine months ended September 30, 2022, representing a $3.4 million, or 5.9% decrease as compared to the nine months ended September 30, 2021. The decrease in cash interest paid was primarily driven by a $3.9 million reduction in the interest paid on our Senior Secured Credit Facility due to the effect of our interest rate swaps, as interest rates moved closer to our 1.0% LIBOR floor during the nine months ended September 30, 2022. This was partially offset by an $0.8 million increase in cash interest paid on our Property Loan due to the timing of interest payments during the nine months ended September 30, 2022.
Income Tax Provision
For the nine months ended September 30, 2022, our income tax provision was $3.2 million, compared to a $13.0 million income tax benefit for the nine months ended September 30, 2021. The increase in our income tax provision of $16.2 million was primarily driven by:
•a $12.1 million increased tax provision due to higher pre-tax book income from our taxpaying entities;
•a $5.5 million decreased tax benefit related to the sale of the Dreams Puerto Aventuras and Capri Resort in 2021; and
•a $1.6 million increased tax provision associated with foreign exchange rate fluctuations.
These increases were partially offset by:

•a $3.1 million decreased tax provision related to valuation allowances recognized for our Jamaica and Mexico entities.

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

“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of revenue, and an incentive fee, which is computed as a percentage of profitability. Management Fee Revenue had a minor contribution to our operating results for the three and nine months ended September 30, 2022 and 2021, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future as we enter into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue and Management Fee Revenue. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost Reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income (loss) or net (loss) income.
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
Our comparable portfolio for the three months ended September 30, 2022 excludes the Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed the last twelve days of the third quarter of 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona. Our comparable portfolio for the nine months ended September 30, 2022 exclude the Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana as well as the Dreams Puerto Aventuras, which was sold in February 2021 and Capri Resort, which was sold in June 2021.
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

Segment Results
Three Months Ended September 30, 2022 and 2021
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$65,594	$51,209	$14,385	28.1%
Pacific Coast	30,301	21,982	8,319	37.8%
Dominican Republic	55,190	42,794	12,396	29.0%
Jamaica	43,759	29,502	14,257	48.3%
Segment Owned Net Revenue	194,844	145,487	49,357	33.9%
Other	716	232	484	208.6%
Management fees	786	673	113	16.8%
Total Net Revenue	$196,346	$146,392	$49,954	34.1%

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$21,617	$17,518	$4,099	23.4%
Pacific Coast	10,512	6,429	4,083	63.5%
Dominican Republic	14,014	11,267	2,747	24.4%
Jamaica	11,267	5,632	5,635	100.1%
Segment Owned Resort EBITDA	57,410	40,846	16,564	40.6%
Other corporate (1)	(13,322)	(9,749)	(3,573)	(36.6)%
Management fees	786	673	113	16.8%
Total Adjusted EBITDA	$44,874	$31,770	$13,104	41.2%
________
(1) Other corporate includes $0.6 million of revenue generated by The Playa Collection for the three months ended September 30, 2022.

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended September 30, 2022 and 2021 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	77.0%	64.7%	12.3	pts	19.0%
Net Package ADR	$376.40	$336.35	$40.05		11.9%
Net Package RevPAR	$289.87	$217.75	$72.12		33.1%
	($ in thousands)
Net Package Revenue	$56,696	$42,589	$14,107		33.1%
Net Non-package Revenue	8,898	8,620	278		3.2%
Owned Net Revenue	65,594	51,209	14,385		28.1%
Owned Resort EBITDA	$21,617	$17,518	$4,099		23.4%
Owned Resort EBITDA Margin	33.0%	34.2%	(1.2)	pts	(3.5)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2022 increased $14.4 million, or 28.1%, compared to the three months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 12.3 percentage points compared to the three months ended September 30, 2021, driven by an increase in demand from guests sourced across all our major geographies;
•an 11.9% increase in Net Package ADR as a result of the ongoing leisure travel recovery and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $9.55 favorable Net Package ADR impact compared to the three months ended September 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $366.85.
Compared to the same period in 2019, for our current comparable portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Net Package ADR for the three months ended September 30, 2022 increased by $133.33, or 54.8%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $107.80, or 44.3%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2022 increased $4.1 million, or 23.4%, compared to the three months ended September 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the three months ended September 30, 2021.
Compared to the same period in 2019, for our current comparable portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Owned Resort EBITDA for the three months ended September 30, 2022 increased by $9.1 million, or 73.0%.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended September 30, 2022 and 2021 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	72.3%	60.5%	11.8	pts	19.5%
Net Package ADR	$439.41	$372.39	$67.02		18.0%
Net Package RevPAR	$317.58	$225.43	$92.15		40.9%
	($ in thousands)
Net Package Revenue	$27,055	$19,205	$7,850		40.9%
Net Non-package Revenue	3,246	2,777	469		16.9%
Owned Net Revenue	30,301	21,982	8,319		37.8%
Owned Resort EBITDA	$10,512	$6,429	$4,083		63.5%
Owned Resort EBITDA Margin	34.7%	29.2%	5.5	pts	18.8%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2022 increased $8.3 million, or 37.8%, compared to the three months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 11.8 percentage points compared to the three months ended September 30, 2021, driven by an increase in demand from United States and Canadian sourced guests;
•an 18.0% increase in Net Package ADR as a result of the ongoing leisure travel recovery and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $8.22 favorable Net Package ADR impact compared to the three months ended September 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $431.18.
Compared to the same period in 2019, Net Package ADR for the three months ended September 30, 2022 increased by $203.17, or 86.0%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $178.44, or 75.5%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2022 increased $4.1 million, or 63.5%, compared to the three months ended September 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the three months ended September 30, 2021.
Compared to the same period in 2019, Owned Resort EBITDA for the three months ended September 30, 2022 increased by $6.0 million, or 133.9%.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended September 30, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	70.7%	55.4%	15.3	pts	27.6%
Net Package ADR	$266.96	$260.61	$6.35		2.4%
Net Package RevPAR	$188.75	$144.26	$44.49		30.8%
	($ in thousands)
Net Package Revenue	$45,913	$35,092	$10,821		30.8%
Net Non-package Revenue	9,277	7,702	1,575		20.4%
Owned Net Revenue	55,190	42,794	12,396		29.0%
Owned Resort EBITDA	$14,014	$11,267	$2,747		24.4%
Owned Resort EBITDA Margin	25.4%	26.3%	(0.9)	pts	(3.4)%
Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	81.0%	54.9%	26.1	pts	47.5%
Net Package ADR	$149.00	$142.01	6.99		4.9%
Net Package RevPAR	$120.63	$78.03	42.60		54.6%
	($ in thousands)
Net Package Revenue	$12,430	$8,040	4,390		54.6%
Net Non-package Revenue	3,041	2,253	788		35.0%
Owned Net Revenue	15,471	10,293	5,178		50.3%
Owned Resort EBITDA	$2,710	$796	1,914		240.5%
Owned Resort EBITDA Margin	17.5%	7.7%	9.8	pts	127.3%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2022 increased $5.2 million, or 50.3%, compared to the three months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 26.1 percentage points compared to the three months ended September 30, 2021, driven by an increase in demand from European and Canadian sourced guests;
•a 4.9% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts, and
•continued improvement in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2022 increased $1.9 million, or 240.5%, compared to the three months ended September 30, 2021. The increase was a result of the on-going revenue recovery, Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the three months ended September 30, 2021.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended September 30, 2022 and 2021 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	75.5%	57.7%	17.8	pts	30.8%
Net Package ADR	$365.65	$314.62	$51.03		16.2%
Net Package RevPAR	$276.05	$181.39	$94.66		52.2%
	($ in thousands)
Net Package Revenue	$36,266	$23,831	$12,435		52.2%
Net Non-package Revenue	7,493	5,671	1,822		32.1%
Owned Net Revenue	43,759	29,502	14,257		48.3%
Owned Resort EBITDA	$11,267	$5,632	$5,635		100.1%
Owned Resort EBITDA Margin	25.7%	19.1%	6.6	pts	34.6%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2022 increased $14.3 million, or 48.3%, compared to the three months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 17.8 percentage points compared to the three months ended September 30, 2021, driven by an increase in demand from United States, European, Canadian and South American sourced guests;
•a 16.2% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts; and
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Compared to the same period in 2019, for our current comparable portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the three months ended September 30, 2022 increased by $83.20, or 29.5%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2022 increased $5.6 million, or 100.1%, compared to the three months ended September 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the three months ended September 30, 2021.
Compared to the same period in 2019, for our current comparable portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Owned Resort EBITDA for the three months ended September 30, 2022 increased by $3.6 million, or 48.8%.

Segment Results
Nine Months Ended September 30, 2022 and 2021
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$204,200	$129,879	$74,321	57.2%
Pacific Coast	92,901	51,117	41,784	81.7%
Dominican Republic	189,714	97,563	92,151	94.5%
Jamaica	131,781	65,358	66,423	101.6%
Segment Owned Net Revenue	618,596	343,917	274,679	79.9%
Other	1,878	726	1,152	158.7%
Management Fee Revenue	3,186	1,469	1,717	116.9%
Total Net Revenue	$623,660	$346,112	$277,548	80.2%

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$77,049	$37,714	$39,335	104.3%
Pacific Coast	36,966	13,992	22,974	164.2%
Dominican Republic	63,138	20,859	42,279	202.7%
Jamaica	40,567	6,924	33,643	485.9%
Segment Owned Resort EBITDA	217,720	79,489	138,231	173.9%
Other corporate (1)	(37,385)	(28,778)	(8,607)	(29.9)%
Management Fee Revenue	3,186	1,469	1,717	116.9%
Total Adjusted EBITDA	$183,521	$52,180	$131,341	251.7%
________
(1) Other corporate includes $1.3 million of revenue generated by The Playa Collection for the nine months ended September 30, 2022.

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the nine months ended September 30, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	74.6%	52.2%	22.4	pts	42.9%
Net Package ADR	$404.05	$320.69	$83.36		26.0%
Net Package RevPAR	$301.62	$167.54	$134.08		80.0%
	($ in thousands)
Net Package Revenue	$175,058	$107,764	$67,294		62.4%
Net Non-package Revenue	29,142	22,115	7,027		31.8%
Owned Net Revenue	204,200	129,879	74,321		57.2%
Owned Resort EBITDA	$77,049	$37,714	$39,335		104.3%
Owned Resort EBITDA Margin	37.7%	29.0%	8.7	pts	30.0%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	74.6%	57.2%	17.4	pts	30.4%
Net Package ADR	$404.05	$322.79	$81.26		25.2%
Net Package RevPAR	$301.62	$184.59	$117.03		63.4%
	($ in thousands)
Net Package Revenue	$175,058	$107,133	$67,925		63.4%
Net Non-package Revenue	29,140	21,563	7,577		35.1%
Owned Net Revenue	204,198	128,696	75,502		58.7%
Owned Resort EBITDA	$76,864	$38,956	$37,908		97.3%
Owned Resort EBITDA Margin	37.6%	30.3%	7.3	pts	24.1%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2022 increased $75.5 million, or 58.7%, compared to the nine months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 17.4 percentage points compared to the nine months ended September 30, 2021, driven by an increase in demand from guests sourced across all our major geographies;
•a 25.2% increase in Comparable Net Package ADR as a result of a higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $12.44 favorable Net Package ADR impact compared to the nine months ended September 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Comparable Net Package ADR would have been $391.61.
Compared to the same period in 2019, for our current comparable portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Net Package ADR for the nine months ended September 30, 2022 increased by $122.38, or 43.5%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $101.48, or 36.0%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2022 increased $37.9 million, or 97.3%, compared to the nine months ended September 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Comparable Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the nine months ended September 30, 2021.
Compared to the same period in 2019, for our current comparable portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Owned Resort EBITDA for the nine months ended September 30, 2022 increased by $18.6 million, or 31.9%.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the nine months ended September 30, 2022 and 2021 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	71.4%	49.6%	21.8	pts	44.0%
Net Package ADR	$449.66	$347.61	$102.05		29.4%
Net Package RevPAR	$321.25	$172.36	$148.89		86.4%
	($ in thousands)
Net Package Revenue	$81,211	$43,572	$37,639		86.4%
Net Non-package Revenue	11,690	7,545	4,145		54.9%
Owned Net Revenue	92,901	51,117	41,784		81.7%
Owned Resort EBITDA	$36,966	$13,992	$22,974		164.2%
Owned Resort EBITDA Margin	39.8%	27.4%	12.4	pts	45.3%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2022 increased $41.8 million, or 81.7%, compared to the nine months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 21.8 percentage points compared to the nine months ended September 30, 2021, driven by an increase in demand from United States and Canadian sourced guests, and group room nights which were up 10.9% versus the same period in 2019;
•a 29.4% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts; and
•an incremental $10.02 favorable Net Package ADR impact compared to the nine months ended September 30, 2021 as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $439.63.
Compared to the same period in 2019, Net Package ADR for the nine months ended September 30, 2022 increased by $156.93, or 53.6%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $137.77, or 47.1%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2022 increased $23.0 million, or 164.2%, compared to the nine months ended September 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the nine months ended September 30, 2021.
Compared to the same period in 2019, Owned Resort EBITDA for the nine months ended September 30, 2022 increased by $11.5 million, or 45.2%.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the nine months ended September 30, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	74.2%	42.2%	32.0	pts	75.8%
Net Package ADR	$295.01	$263.98	$31.03		11.8%
Net Package RevPAR	$218.78	$111.42	$107.36		96.4%
	($ in thousands)
Net Package Revenue	$157,918	$80,426	$77,492		96.4%
Net Non-package Revenue	31,796	17,137	14,659		85.5%
Owned Net Revenue	189,714	97,563	92,151		94.5%
Owned Resort EBITDA	$63,138	$20,859	$42,279		202.7%
Owned Resort EBITDA Margin	33.3%	21.4%	11.9	pts	55.6%
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	79.0%	38.0%	41.0	pts	107.9%
Net Package ADR	$169.15	$144.88	$24.27		16.8%
Net Package RevPAR	$133.56	$55.03	$78.53		142.7%
	($ in thousands)
Net Package Revenue	$40,837	$16,825	$24,012		142.7%
Net Non-package Revenue	9,872	4,750	5,122		107.8%
Owned Net Revenue	50,709	21,575	29,134		135.0%
Owned Resort EBITDA	$11,065	$(319)	$11,384		3,568.7%
Owned Resort EBITDA Margin	21.8%	(1.5)%	23.3	pts	1,553.3%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2022 increased $29.1 million, or 135.0%, compared to the nine months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 41.0 percentage points compared to the nine months ended September 30, 2021, driven by an increase in demand from United States, European and Canadian sourced guests;
•a 16.8% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts,
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2022 increased $11.4 million, or 3568.7%, compared to the nine months ended September 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the nine months ended September 30, 2021.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the nine months ended September 30, 2022 and 2021 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.1%	44.4%	28.7	pts	64.6%
Net Package ADR	$377.83	$304.13	$73.70		24.2%
Net Package RevPAR	$276.29	$135.06	$141.23		104.6%
	($ in thousands)
Net Package Revenue	$107,710	$52,652	$55,058		104.6%
Net Non-package Revenue	24,071	12,706	11,365		89.4%
Owned Net Revenue	131,781	65,358	66,423		101.6%
Owned Resort EBITDA	$40,567	$6,924	$33,643		485.9%
Owned Resort EBITDA Margin	30.8%	10.6%	20.2	pts	190.6%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2022 increased $66.4 million, or 101.6%, compared to the nine months ended September 30, 2021. The increase was due to the following:
•Occupancy rate increasing 28.7 percentage points compared to the nine months ended September 30, 2021, driven by an increase in demand from United States, European, Canadian and South American sourced guests and MICE groups, and local governments easing COVID-19 related restrictions during the second quarter of 2022. The recovery in Jamaica has continued to improve but was depressed as this segment suffered the greatest impact from the Omicron variant with disrupted bookings in January as a result of more stringent COVID-19 related travel restrictions;
•a 24.2% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts; and
•continued strength in Net Non-package Revenue driven by improvements in our product offering across our resorts.
Compared to the same period in 2019, for our current comparable portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the nine months ended September 30, 2022 increased by $49.87, or 15.2%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2022 increased $33.6 million, or 485.9%, compared to the nine months ended September 30, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and cost control practices which partially offset occupancy-related increases in resort operating expenses, including higher food costs, compared to the nine months ended September 30, 2021.
Compared to the same period in 2019, for our current comparable portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Owned Resort EBITDA for the nine months ended September 30, 2022 increased by $1.0 million, or 2.6%.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(2,229)	$(12,371)	$71,043	$(89,884)
Interest expense	17,832	19,047	39,892	56,164
Income tax provision (benefit)	268	1,360	3,168	(13,043)
Depreciation and amortization	19,502	19,927	58,630	60,827
EBITDA	35,373	27,963	172,733	14,064
Other (income) expense (a)	(2,608)	(587)	(7,850)	747
Share-based compensation	2,777	3,270	9,043	9,899
Transaction expense (b)	582	210	1,384	928
Severance expense	—	—	—	1,287
Other tax expense (c)	—	67	—	228
Contract termination fees	—	400	—	400
Impairment loss	—	—	—	24,011
Loss (gain) on sale of assets	2	(4)	11	644
Repairs from hurricanes and tropical storms (d)	8,850	435	8,850	435
Non-service cost components of net periodic (cost) benefit	(102)	16	(650)	(463)
Adjusted EBITDA	44,874	31,770	183,521	52,180
Other corporate (e)(f)	13,322	9,749	37,385	28,778
Management fee income	(786)	(673)	(3,186)	(1,469)
Owned Resort EBITDA	57,410	40,846	217,720	79,489
Less: Non-comparable Owned Resort EBITDA	11,304	10,471	52,258	19,936
Comparable Owned Resort EBITDA(g)	$46,106	$30,375	$165,462	$59,553
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
(d)    For the three and nine months ended September 30, 2022, represents expected repair and clean-up expenses and write offs of property and equipment and inventory related to Hurricane Fiona, which are not expected to be offset by property damage insurance proceeds.
(e)    For the three months ended September 30, 2022 and 2021, represents corporate salaries and benefits of $8.8 million for 2022 and $6.2 million for 2021, professional fees of $2.5 million for 2022 and $1.8 million for 2021, corporate rent and insurance of $1.0 million for 2022 and $1.0 million for 2021, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.4 million for 2022 and $0.7 million for 2021, and includes $0.6 million of revenue generated by The Playa Collection in 2022.
(f)    For the nine months ended September 30, 2022 and 2021, represents corporate salaries and benefits of $25.9 million for 2022 and $19.2 million for 2021, professional fees of $6.7 million for 2022 and $5.4 million for 2021, corporate rent and insurance of $3.0 million for 2022 and $2.6 million for 2021, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $2.5 million for 2022 and $1.6 million for 2021, and includes $1.3 million of revenue generated by The Playa Collection in 2022.
(g)    Comparable resorts for the three months ended September 30, 2022 exclude the Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed the last twelve days of the third quarter to expedite necessary clean up and repair work as a result of Hurricane Fiona. Comparable resorts for the nine months ended September 30, 2022 exclude the Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana as well as the Dreams Puerto Aventuras, which was sold in February 2021, and Capri Resort, which was sold in June 2021.
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

Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses thus far in 2022. The higher expense inflation has primarily affected our labor, food and beverage and utility costs. We expect the elevated inflation rate will likely continue through the remainder of 2022 at a similar rate. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures and the continuing effects of the COVID-19 pandemic may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the nine months ended September 30, 2022 was $136.7 million, representing a significant increase over the nine months ended September 30, 2021 as our business continues to recover from the impacts of the COVID-19 pandemic. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of September 30, 2022, we had $371.7 million of available cash, up from $270.1 million as of December 31, 2021. The increase in available cash was primarily due to improved cash flow from operations across our portfolio due to the ongoing recovery from the COVID-19 pandemic. We also benefited from increased vaccination levels, easing of government travel restrictions, and pent-up customer demand for leisure travel, as well as our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, our restricted cash balance related to our Property Loan of $23.5 million as of December 31, 2021 was released into unrestricted cash during the second quarter of 2022 due to the strong operating performance of the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton Rose Hall Resort & Spa properties. As of October 31, 2022, we had approximately $347.0 million of available cash and also had $68.0 million available on our Revolving Credit Facility, which does not mature until January 2024.
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
As of September 30, 2022, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, other than the change in mandatory Term Loan repayments as a result of the sales of our resorts in 2021 and 2020. As of September 30, 2022, we do not expect to make any additional repayments on our outstanding Term Loan during the remainder of 2022 related to the sale of the Capri Resort in June 2021, as the remaining net proceeds from the sale after deducting incremental expenses and capital expenditures are expected to be $0 million. We expect to repay $23.9 million of our outstanding Term Loan in February 2023 as a result of the proceeds we received from the sale of the Dreams Puerto Aventuras in February 2021. As of September 30, 2022, we had $21.0 million of scheduled contractual obligations remaining in 2022 which we expect to pay with available cash.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$136,742	$(14,034)
Net cash (used in) provided by investing activities	$(21,743)	$76,965
Net cash (used in) provided by financing activities	$(36,888)	$20,292
Increase in cash, cash equivalents, and restricted cash	$78,111	$83,223
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the nine months ended September 30, 2022, our net cash provided by operating activities was $136.7 million. For the nine months ended September 30, 2021, our net cash used in operating activities was $14.0 million.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, our net cash used in investing activities was $21.7 million. For the nine months ended September 30, 2021, our net cash provided by investing activities was $77.0 million.
Activity for the nine months ended September 30, 2022:
•Purchases of property and equipment of $21.6 million, primarily for maintenance related expenditures.
Activity for the nine months ended September 30, 2021:
•Net proceeds from the sale of assets, primarily consisting of the Dreams Puerto Aventuras and Capri Resort, of $88.9 million; and
•Purchases of property and equipment of $11.7 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $36.9 million for the nine months ended September 30, 2022 compared to $20.3 million of cash provided by financing activities for the nine months ended September 30, 2021.
Activity for the nine months ended September 30, 2022:
•Principal payments on our Term Loan of $32.4 million, which includes a $24.9 million mandatory repayment as a result of the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020 as well as our quarterly principal payments; and
•Repurchases of ordinary shares of $4.2 million.
Activity for the nine months ended September 30, 2021:
•Net proceeds from our January 2021 equity issuance of $137.7 million;
•Principal payments on our Term Loan of $32.0 million, which includes a $24.4 million mandatory repayment as a result of the sale of Capri Resort in June 2021 as well as our quarterly principal payments; and
•Repayments on our Revolving Credit Facility of $84.7 million.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use an interest rate swap (see Note 12 of our Condensed Consolidated Financial Statements) to manage exposure to this risk. As of September 30, 2022, 12% of our outstanding indebtedness bore interest at floating rates and 88% bore interest at fixed rates.
•If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $1.5 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million.
•If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $1.5 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million and the current LIBOR rate on our floating rate debt could not fall below the existing 1.0% LIBOR floor.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2022 approximately 2.4% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 75.2% of our resort-level operating expenses for the nine months ended September 30, 2022 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2022 would have impacted our Owned Resort EBITDA by approximately $6.9 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2022 would have impacted our Owned Resort EBITDA by approximately $5.2 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2022 would have impacted our Owned Resort EBITDA by approximately $3.8 million on a year-to-date basis.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended September 30, 2022:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
July 1, 2022 to July 31, 2022	—	$—	—	$83,492
August 1, 2022 to August 31, 2022	—	—	—	83,492
September 1, 2022 to September 30, 2022	973,931	5.93	973,931	94,227
Total	973,931	$5.93	973,931	$94,227
________
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(2) In December 2018, our Board established a $100.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. Our Board reauthorized and renewed the repurchase authorization in September 2022 so that there was again $100.0 million available under the program. The share repurchase authorization has no expiration date. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 3, 2022	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 3, 2022	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)