Form 10-K
period 2022-12-31
Playa Hotels & Resorts N.V.
filed 2023-02-23
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $1,007.5 million (based upon the closing sale price of the registrant's ordinary shares on June 30, 2022 on the Nasdaq).

As of February 20, 2023, there were 157,835,295 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2023 annual general meeting of shareholders to be held on May 11, 2023.

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
The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general economic uncertainty and the effect of general economic conditions, including inflation, rising interest rates and a potential economic recession, on consumer discretionary spending and the lodging industry in particular;
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
•the ability of our guests to reach our resorts given government mandated travel restrictions, such as those related to COVID-19, or airline service/capacity issues, as well as changes in demand for our resorts resulting from government mandated safety protocols and/or health concerns, including those related to COVID-19;
•the effectiveness of our internal controls and our corporate policies and procedures;
•changes in personnel and availability of qualified personnel;
•extreme weather events, such as hurricanes, floods and extreme heat waves, which may increase in frequency and severity as a result of climate change, and other natural disasters;

•public health crises, such as the resurgence of COVID-19 or the outbreak of other contagious diseases;
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
•The COVID-19 pandemic has had, and may continue to have, a significant material adverse effect on our business, results of operations, cash flows and financial condition.
•General economic uncertainty and weak demand in the lodging industry could have a material adverse effect on us.
•Recent significant increases in inflation and interest rates could adversely impact us and our customers.
•We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies, natural disasters, and instability in government and public safety.
•Terrorist acts, armed conflict, civil unrest, criminal activity and threats thereof, and other international events impacting the security of travel or the perception of security of travel could adversely affect the demand for travel generally and demand for vacation packages at our resorts.
•Our success depends in large part on the success of our third-party brand partners.
•If we are not able to satisfy the requirements imposed by our third-party brand partners, our relationship with these partners could deteriorate, which could have a material adverse effect on us.
•There are very few restrictions on the ability of our third-party brand partners, including Hyatt, to compete with us.
•There is increased competition from global hospitality branded companies in the all-inclusive market segment.
•We have significant exposure to currency exchange rate risk.
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
•The availability and affordability of commercial airline and tour operator services is important to our business.
•Our resorts require ongoing and often costly maintenance, renovations and capital improvements.
•We have substantial debt outstanding that requires significant payments of principal and interest.
•The agreements which govern our various debt obligations impose restrictions on our business and limit our ability to undertake certain actions.
•Our variable rate indebtedness is priced using a spread over the Secured Overnight Financing Rate (“SOFR”) and subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
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
•The cyclical nature of the lodging industry may cause fluctuations in our operating performance, which could have a material adverse effect on us.
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
•We could be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations, including non-U.S. laws, any of which could have a material adverse impact on us.
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

PART I
Item 1. Business.
Overview

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2022, we owned and/or managed a total portfolio consisting of 25 resorts (9,352 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa’s strategy is to leverage its globally recognized brand partnerships and proprietary in-house direct booking capabilities to capitalize on the growing popularity of the all-inclusive resort model and reach first-time all-inclusive resort consumers in a cost-effective manner. We believe that this strategy should position us to generate attractive returns for our shareholders, build lasting relationships with our guests, and enhance the lives of our associates and the communities in which we operate.

We believe that the resorts we own and manage are among the finest all-inclusive resorts in the destinations they serve. We believe that our resorts have a competitive advantage due to their location, brand affiliations, extensive amenities, scale and design. Our portfolio is comprised of all-inclusive resorts that share some combination of the following characteristics:
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

Our all-inclusive resorts provide guests an attractive vacation experience that offers compelling value and price certainty, while at the same time providing Playa more predictable revenue, expense and occupancy rates than traditional full-service hotel business models. Generally, all-inclusive leisure guests book and pay further in advance, resulting in lower cancellation rates and incremental sales of upgrades, premium services and amenities not included in the all-inclusive package pricing.

We have strategic relationships with Hyatt, Hilton and Wyndham, three of the preeminent globally recognized hotel brands. We believe that partnering with Hyatt, Hilton and Wyndham in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America provides us with unique advantages, including the following:
•Access to worldwide reservation systems, global marketing scale, and approximately 287 million combined hotel loyalty members to drive revenue growth;
•Higher propensity for guests to book direct, which results in significantly improved returns over bookings from wholesale channels such as tour operators, travel agents and online travel agencies;
•Lower customer acquisition costs and higher net Average Daily Rates (ADRs);
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
•Ability to leverage best practices across the platforms;
•Reduced price sensitivity that encourages purchase decisions, resulting in higher revenues;
•Higher occupancy rates and higher levels of group business;
•Lower failure rates compared to non-branded resorts; and
•Consumer confidence and trust in globally recognized brands.

Other resorts in our portfolio are branded under Marriott, Jewel, and Seadust brands.

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
•Diversified Portfolio of All-Inclusive Resorts. We currently operate resorts located in four main geographic markets and feature a range of price points, which we believe diversifies our offering, helps foster loyalty among our guests and drives repeat business. We operate resorts under nine distinct brands. Having multiple brands to offer owners and developers is essential to our ability to secure management agreements and attractive acquisitions since having a portfolio of brands mitigates the risks of brand-on-brand supply growth and subsequent cannibalization and expands our addressable market.
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
•Strong Relationships with Top Brands. Our partnerships with Hyatt, Hilton and Wyndham, three globally recognized hospitality brands, differentiate our resorts from our competitors. The selection of Playa as a strategic partner of Hyatt, Hilton and Wyndham in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America reflects their confidence and conviction in Playa’s best in-class stewardship of all-inclusive resorts. For the year ended December 31, 2022, $724.5 million, or 87.7%, of our Total Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was generated from resorts under the Hyatt, Hilton and Wyndham brands.
•Hyatt Strategic Relationship. Our strategic relationship with Hyatt provides us with a range of benefits, including the right to operate certain of our existing resorts under the Hyatt Ziva and Hyatt Zilara brands (the “Hyatt All-Inclusive Resort Brands”) in certain countries. In 2021, we amended our franchise agreements with Hyatt for our Hyatt Ziva and Hyatt Zilara resorts in Mexico and Jamaica to prohibit Hyatt from opening, owning or authorizing other parties (whether under a license or franchise agreement from Hyatt or otherwise) to open or operate Hyatt Ziva and Hyatt Zilara resorts in certain agreed upon geographical areas in proximity to our Hyatt Ziva and Hyatt Zilara resorts for a five-year period.
The Hyatt Ziva brand is marketed as an all-inclusive resort brand for all-ages and the Hyatt Zilara brand is marketed as an all-inclusive resort brand for adults. The Hyatt All-Inclusive Resort Brands benefit from Hyatt’s low cost and high margin distribution channels, such as Hyatt guests using the World of Hyatt® guest loyalty program (which had approximately 36 million members as of December 31, 2022), Hyatt’s reservation system, Hyatt’s mobile application and website and Hyatt’s extensive group sales business. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt as well as our Company and resort websites.
•Hilton Strategic Alliance. Our strategic alliance with Hilton allows us to expand into markets in the Caribbean, Mexico, and South and Central America while benefiting from Hilton’s global portfolio of brands and approximately 152 million Hilton Honors members as of December 31, 2022. We have successfully converted two of our resorts into three Hilton all-inclusive resorts, and under our agreement with Hilton we have the potential to convert, develop or manage up to an additional eight resorts in certain locations in the Caribbean, Mexico, and South and Central America by 2025.
•Wyndham Strategic Alliance. Our strategic alliance with Wyndham allows us to benefit from Wyndham’s global portfolio of brands and approximately 99 million loyalty members as of December 31, 2022 and provides us with an exclusive right to own or operate Wyndham Alltra all-inclusive resorts for a five year period through December 2026 in Mexico, Jamaica, the Dominican Republic and certain other Caribbean and Latin American destinations (collectively, the “Exclusive Territories”), subject to certain termination rights by Wyndham that are triggered on December 1, 2024. We have the right to extend our exclusivity right subject to achieving certain development milestones. Our strategic alliance also grants us a right of first offer to manage Wyndham Alltra all-inclusive resorts located outside of the Exclusive Territories during the initial exclusivity period and any extension. We have successfully converted two of our resorts in Mexico into Wyndham Alltra all-inclusive resorts and also began managing a Wyndham Alltra all-inclusive resort.

•Proprietary Direct Booking Capabilities. To further support the direct booking benefits of partnering with globally recognized brands, we have invested in our own in-house direct booking platform to optimize our customer acquisition costs and build guest loyalty. These investments allowed our resorts to recover faster from the COVID-19 pandemic given the slower pace of recovery in wholesale/third-party channels. For the year ended December 31, 2022, $116.3 million, or 14.2% of our Owned Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was generated through playaresorts.com, compared to $16.9 million for the year ended December 31, 2018. We continue to invest in this effort to improve our selling capabilities and adapt to consumer demand.
•Integrated and Scalable Operating Platform. We believe we have developed a scalable resort management platform designed to improve operating efficiency at the 25 resorts we currently manage. Our platform enables us to integrate additional resorts we may acquire and manage resorts owned by third-parties. For example, between December 2022 and January 2023, we successfully internalized the management of two of our resorts that were previously managed by a third-party. Our platform also enables managers of each of our key functions, including sales, marketing and resort management, to observe, analyze, share and respond to trends throughout our portfolio. As a result, we are able to implement management initiatives on a real-time, portfolio-wide basis.
•Advantageous Exposure to Leisure Travel. Our beachfront resort portfolio skews our customer mix to be composed of approximately 90% leisure travelers. We believe that this concentration positioned us to recover faster from the effects of the COVID-19 pandemic and market recessions than many of our lodging peers, as historically the leisure segment of the travel market has rebounded faster than the business-oriented segment.
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
•Bruce Wardinski, our Chief Executive Officer has over 30 years of experience in the hospitality industry, founded our Predecessor and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline Corporation, an independent hotel owner, lessee and manager; and Crestline Capital Corporation, a New York Stock Exchange (“NYSE”) listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, a NYSE-listed owner of upscale full-service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)) and various roles with Marriott International, Inc. As of January 31, 2023, 2.7% of our outstanding ordinary shares were beneficially owned by Mr. Wardinski.
•Ryan Hymel, our Chief Financial Officer, has over 20 years of experience working within the hospitality sector and is a founding member of our management team, beginning with Playa at its inception in 2006. He previously served as Senior Vice President and Treasurer of Playa and has worked at Barceló Crestline Corporation and

Crestline Capital Corporation.
•Greg Maliassas, our Chief Operating Officer, has over 20 years of experience in the hospitality and lodging industry. Mr. Maliassas previously served as Senior Vice President Operations for the luxury brands of Accor Hotels in Central & Eastern Europe, Benelux and Switzerland, overseeing a portfolio of over 45 hotels.
•Fernando Mulet, our Chief Investment Officer, has over 20 years of experience in the hospitality industry, and is a founding member of our management team, beginning with Playa at its inception in 2006. Mr. Mulet previously served as the Director of International Investments & Asset Management with Highland Hospitality Corporation and prior to that worked for Barceló Hotels & Resorts.
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
•Secure New Management Agreements. We intend to pursue opportunities to capitalize on our scalable and integrated resort management platform and our expertise and experience with managing all-inclusive resorts, by seeking to manage all-inclusive resorts owned by third parties for management fees. During 2022, we entered into three new management agreements to manage all operations, sales and marketing of resorts operating under the Wyndham, Kimpton and Seadust brands. We will also look to make minority investments in high return projects to obtain management agreements.
•Utilization of New Technologies and Leverage of Big Data. We utilize numerous technologies aimed at improving guest satisfaction and shareholder returns. Our website uses search engine and metasearch optimization tools aimed at driving direct bookings (i.e., bookings through our website or our brand partner websites), which is our lowest cost customer acquisition channel. As a result, we continue to benefit from a significant level of direct business at our Playa-managed resorts. In 2022, direct stays were approximately 38% of total Playa-managed room nights, and direct bookings, including future stays, were approximately 43% of total Playa-managed room nights.
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
Additionally, by virtue of our partnerships with Hyatt, Hilton, and Wyndham, we have greatly increased our ability to reach millions of guests, further enabling us to drive lower customer acquisition costs, bookings and revenues.
•Disposition of non-core assets. We continuously monitor, review and optimize our portfolio to align with our strategic vision and maximize our return on invested capital. As part of this ongoing process, we may sell assets that no longer fit our criteria for capital investment. For example, in February 2021, we completed the sale of the Dreams Puerto Aventuras and in June 2021, we completed the sale of the Capri Resort. We used proceeds from these to pay down existing debt and reinvest in projects within our existing portfolio. We may use proceeds from future asset sales for these purposes and also to pursue new growth opportunities.

Distribution Channels and Sales and Reservations

Our experienced sales and marketing team uses a strategic sales and marketing program across a variety of distribution channels through which our all-inclusive offerings are sold. Key components of this sales and marketing program include:

•Developing programs aimed at reaching consumers through:

◦Our company and resort websites;

◦The Hyatt website and toll-free reservation system;

◦The World of Hyatt® guest loyalty program;

◦The Hilton website and toll-free reservation system;

◦The Hilton Honors guest loyalty program;
◦The Wyndham website and toll-free reservation system;
◦The Wyndham Rewards guest loyalty program; and
◦Our toll-free reservation system that provides a comprehensive view of inventory in real time, based on demand;

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

•Developing customer loyalty and increasing repeat business through The Playa Collection, a third-party owned and operated long-term membership program that provides exclusive on-property benefits and amenities and significant preferred discounts to its members;

•Highlighting destination wedding and honeymoon programs;

•Participating in key industry trade shows targeted to the travel agent and wholesale market;

•Engaging in online and social media, including:

◦Search engine optimization;

◦Targeted online and bounce-back advertising;

◦Social media presence via channels such as Facebook, Twitter, Instagram and Pinterest; and

◦Flash sales and special offers for high need periods; and

•Monitoring and managing TripAdvisor and other similar consumer sites.

We also seek luxury transient business to provide high rate business during peak seasons, such as winter and spring holidays, while “bargain hunters” can be targeted for last minute high need periods. This multi-pronged strategy is designed to increase Net Package RevPAR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as optimize occupancy through all of the resorts’ seasons.

Corporate Responsibility and Sustainability
Our ESG Committee, which includes our Chief Operating Officer, General Counsel, Chief People Officer and Senior Vice President, Investor Relations & Strategy, is overseen by the Nominating and Governance Committee of our Board, is an organization-wide task force with representation from multiple areas of the Company dedicated to obtaining a broader reach for idea generation and effectively promoting best practices and cross-collaboration related to corporate social responsibility and sustainability. Our ESG Committee oversees Playa’s commitment to incorporating environmental sustainability, social responsibility and governance into our daily operations at all levels with an emphasis on reducing our environmental impact, mitigating risks, improving our communities and driving value for all our stakeholders. The ESG Committee reports directly to the Nominating and Governance Committee regarding Playa’s activities over corporate social responsibility and sustainability matters and the external reporting thereof (including matters relating to diversity and inclusion). The Nominating and Governance Committee regularly updates the Board on the activities of the ESG Committee. The ESG Committee also updates the Board on its activities directly at least annually.
Our Board and our ESG Committee are focused on cultivating an energetic, engaged and passionate culture that helps each of our employees achieve their own personal goals. Playa supports employees through learning, development and advancement opportunities, offering a competitive benefits package and spending time discussing performance and goals of each employee and how Playa can support them in their future. Playa employees understand and take advantage of our Open-Door Policy to communicate suggestions and concerns to Playa’s leadership team. We believe that every individual has a voice that adds value to our organization. By listening to our employees, we learn how to constantly improve and make changes to continuously enhance our working environment.
Environmental
We rely on the beautiful beaches and lush landscapes of our resort destinations to provide a backdrop for our signature service for our guests, and take responsibility to lead the way in our communities in order to sustain these natural environments and help them flourish. We are subject to the adverse consequences of climate change, such as increases in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature. Our environmental sustainability program, Playa Green, aims to decrease water and energy consumption, reduce waste, and encourage employees to build and protect our shared communities.
Creating a culture of environmental consciousness with dedicated, focused leadership is of the utmost importance to progressing forward towards Playa’s sustainability objectives. We provide engaging training materials regarding environmental awareness and support our sustainability program with regular performance reviews and sharing of best practices among resort managers.
We seek certifications and alignment with leading verification firms and practices to further enhance our efforts to reduce our carbon footprint and preserve the natural environments in which we operate. As such, 14 of our resorts are currently Green Globe certified, with five more engaged in the certification process. We use third party energy audits at most of our resorts to monitor our practices and identify areas for improvement and investment. Additionally, we have a designated member of property management (who we refer to as a “Green Leader”) responsible for sustainability performance at each resort.
Social
Our associates and communities form the center of our Company. We strive to foster a culture of inclusive growth and provide a respectful and professional workplace to empower all our associates to express what is important to them and to their communities.
We strongly believe that caring for our people is the first step in giving back to our communities. For this reason, we place a large emphasis on employee training and benefits to nurture a compassionate and productive workplace environment. Our comprehensive benefits package helps us attract and retain top talent. Furthermore, we provide ongoing training on safety, antibribery, harassment and discrimination to further nurture the workplace environment. Additionally, we proactively use survey tools and regular performance reviews to engage with our associates and help them achieve their goals and to improve the workplace. Our leadership and associates work closely to create professional development opportunities to foster internal growth and promotions throughout the organization.
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

Human Capital Resources

Each and every one of our employees plays an integral role in delivering Service From the Heart to our guests and separating us from our competition. “We take care and motivate our employees—and in turn—they take care of our guests with love” is the Company’s official philosophy. We stand behind this statement of taking care of our employees and continuously make their health and well-being our top priority.

All Playa employees undergo a comprehensive orientation and training. We offer continuous learning and development with courses on Playa’s culture, vision and philosophy, guest satisfaction, performance management for leadership, mentoring and coaching, stress management, emotional intelligence, effective interviewing and talent development, high impact teams, conflict resolution and quality management. For example, one growth and development opportunity for our high-potential employees is a talent program. Specific individuals are prepared for future leadership positions within the organization through hands-on training, mentorship and education. All of our resort leadership teams participate in our talent program in order to allow identified employees to be promoted at their resort, at another resort within the country, or be relocated within the Playa organization. This program allows Playa to acquire the best talent, retain and motivate its employees, and succession plan.

We place a tremendous emphasis on health and wellness. Throughout the year, employees participate in educational health seminars, special events such as Breast Cancer Awareness Month and wellness programs both in-person and online, depending on the employee’s location. An emphasis is placed on preventative healthcare with special efforts including a mammogram truck for screenings and onsite flu shot distribution. Further, our corporate employees are recognized for preventative health screenings, reading health-related articles and participating in educational wellness-related challenges that include eating a nutritionally balanced diet and increasing physical activity.

We have advanced health and safety measures in place and have standards and procedures to keep employees at all levels of the Company as safe as possible. All resort staff is provided with proper personal protective equipment according to their tasks and hygiene conditions. Onsite medical consultants are conveniently available for resort employees at no extra cost. Additionally, health insurance is offered to all employees in each of our locations, for both permanent and contract positions. Employees that are not needed onsite, including corporate employees, have the opportunity to work remotely with technical support and resources provided as needed.

We established the Ernesto Oliver Lopez Memorial Fund in honor of a Playa employee who fell victim to COVID-19. During 2022, this fund continued to actively accept donations from employees and community members which directly benefit Playa employees in need of emergency financial aid, whether that be providing food and necessities for their family, providing housing assistance as a result of natural disasters, or paying health-related expenses.

As of December 31, 2022, we directly and indirectly employed approximately 14,100 employees worldwide, significantly all of which are located at our resorts and regional offices in Jamaica (2,900), Mexico (6,600), and the Dominican Republic (4,500). We employed approximately 120 employees at our corporate offices in the U.S. and Canada.
AMResorts Management Agreements

Two of our resorts, Jewel Punta Cana (formerly Dreams Punta Cana) and Jewel Palm Beach (formerly Dreams Palm Beach), were previously operated by AMResorts pursuant to management agreements that contained customary terms and conditions, including those related to fees, termination conditions, capital expenditures, transfers of control of parties or transfers of ownership to competitors, sales of the resorts and non-competition and non-solicitation. We paid AMResorts and its affiliates, as operators of these resorts, base management fees and incentive management fees. In addition, we reimbursed the operators for some of the costs they incur in the provision of certain centralized services. We could consider selling one or more of these resorts if the opportunity arises and redeploy the proceeds from any such sales, subject to certain restrictions under our 2022 Senior Secured Credit Facility (as defined below).

The management agreement for the Jewel Punta Cana expired on December 20, 2022 and the management agreement for the Jewel Palm Beach was scheduled to expire in February 2025, subject to our right to terminate the management agreement without the payment of a termination fee on or after December 31, 2022 by giving at least 90 days prior notice. In August 2022, we provided AMResorts with notice of our intention to terminate the management agreement for the Dreams Palm Beach, which was effective on January 6, 2023. We assumed management of the Jewel Punta Cana and Jewel Palm Beach resorts on December 20, 2022 and January 6, 2023, respectively, and now manage all of our resorts.

Competition

We face intense competition for guests from other participants in the all-inclusive segment of the lodging industry and, to a lesser extent, from traditional hotels and resorts that are not all-inclusive. The all-inclusive segment remains a relatively small part of the broadly defined global vacation market that has historically been dominated by hotels and resorts that are not all-inclusive. Our principal competitors include other operators of all-inclusive resorts and resort companies, such as Barceló Hotels & Resorts, RIU Hotels & Resorts, IBEROSTAR Hotels & Resorts, Karisma Hotels & Resorts, AMResorts (an affiliate of Hyatt), Meliá Hotels International, Excellence Resorts, RCD Hotels (Hard Rock Hotels & Resorts), Blue Diamond Resorts and Palace Resorts, as well as some smaller, independent and local owners and operators.

We compete for guests based primarily on brand name recognition and reputation, location, guest satisfaction, room rates, quality of service, amenities and quality of accommodations. We also compete for guests based on the ability of hotel loyalty program members to earn and redeem loyalty program points at our Hyatt, Hilton and Wyndham all-inclusive resorts. We believe that our relationships with Hyatt, Hilton and Wyndham, three globally recognized hotel brand leaders, provide us with a significant competitive advantage.

Additionally, we compete with other U.S. and European global hospitality brands, such as Hyatt, that have recently entered the all-inclusive segment as a result of increased demand for all-inclusive resort stays. We primarily compete with these global hospitality brands for third-party management contracts.

Seasonality

The seasonality of the lodging industry and the location of our resorts in Mexico, Jamaica and the Dominican Republic generally result in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period of colder weather in the northern hemisphere. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations, and liquidity, which are consistently higher during the first quarter of each year than in successive quarters.

We did experience an exception to this trend in 2021, when Net Package ADR was progressively stronger as 2021 progressed due to the recovery in occupancy resulting from the easing of COVID-19 impacts. We have seen a return to our historical seasonality trends during 2022.

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
The COVID-19 pandemic has had, and may continue to have, a significant material adverse effect on our business, results of operations, cash flows and financial condition.

The effects of the coronavirus (COVID-19) pandemic on the lodging industry have been, and may continue to be, unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. We have generally seen a return to normalized occupancies and pre-COVID-19 trends across our resorts during 2022. However, the extent to which the COVID-19 pandemic could continue to impact us and consumer behavior will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, continuing resurgences of the virus and its variants, the government actions taken to contain the pandemic or mitigate its impact, and the continuing effectiveness and uptake of vaccines and treatment therapies.

Additionally, the effects of the pandemic have had, and may continue to have, a material adverse effect on our ability to consummate acquisitions and dispositions of resorts and our ability to timely complete planned capital expenditures and other projects.

In addition, our business could be materially and adversely affected by the effect of, or the public perception or a risk of, other pandemic diseases. For example, the outbreaks of severe acute respiratory syndrome (“SARS”) and avian flu in 2003 and H1N1 flu in 2009 had a severe impact on the travel industry. Cases of the Zika virus have been reported in regions in which our resorts are located. Additionally, the public perception of a risk of another pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our resorts are located, may adversely affect us by reducing demand for our resorts or result in health or other government authorities imposing restrictions on travel.
General economic uncertainty and weak demand in the lodging industry could have a material adverse effect on us.
Our business strategy depends significantly on demand for vacations generally and, more specifically, on demand for all-inclusive vacation packages. Actual or anticipated weak macroeconomic conditions in North America, especially the United States and Mexico, Europe and Asia, such as high levels of unemployment and underemployment, inflation, wage stagnation or economic recession could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests and have a negative impact on the lodging industry. We cannot provide any assurances that demand for all-inclusive vacation packages will remain consistent with or increase from current levels. Furthermore, our business is focused primarily on, and our acquisition strategy targets the acquisition of resorts in, the all-inclusive segment of the lodging industry (and properties that we believe can be converted into all-inclusive resorts in a manner consistent with our business strategy). This concentration exposes us to the risk of economic downturns in the lodging industry broadly and, more specifically, in the leisure dominated all-inclusive segment of the lodging industry. As a result of the foregoing, we could experience a prolonged period of decreased demand and price discounting in our markets, which would negatively affect our revenues and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Recent significant increases in inflation and interest rates could adversely impact us and our customers.
Inflation increased significantly in 2022 and continues to remain at elevated levels compared to recent years. The efforts of the U.S. Federal Reserve and other central banks to combat inflation have led to significantly increased interest rates. These increases have resulted in increasing operating costs and borrowing costs. In addition, the degree and pace of these changes may result in adverse macroeconomic effects that could reduce our customer’s leisure travel budgets and corresponding demand for our resorts.
We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies, natural disasters, and instability in government and public safety.
Our resorts are concentrated in Mexico (which accounted for 49.4% of our Total Net Revenue as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), Jamaica (21.8% of our Total Net Revenue) and the Dominican Republic (28.0% of our Total Net Revenue) for the year ended December 31, 2022. When the countries and/or the regions of these countries in which our resorts are concentrated are adversely impacted by government or economic instability, public-safety issues, such as crime or power outages, weather-related emergencies, such as hurricanes or floods, or natural disasters, such as earthquakes, a number of our resorts could be adversely impacted by the same event, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages.
Terrorist acts, armed conflict, civil unrest, criminal activity and threats thereof, and other international events impacting the security of travel or the perception of security of travel could adversely affect the demand for travel generally and demand for vacation packages at our resorts.
Past acts of terrorism and violent crime have had an adverse effect on tourism, travel and the availability of air service and other forms of transportation. The threat or possibility of future terrorist acts, an outbreak, escalation and/or continuation of hostilities or armed conflict abroad, such as the war between Russia and Ukraine, criminal violence, civil unrest or the possibility thereof, the issuance of travel advisories by sovereign governments, and other geopolitical uncertainties have had and may have an adverse impact on the demand for vacation packages and consequently the pricing for vacation packages. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our business by reducing our profitability.
Thirteen of the 25 resorts in our portfolio are located in Mexico, and Mexico has experienced criminal violence for years, primarily due to the activities of drug cartels and related organized crime. There have occasionally been instances of criminal violence near our resorts. Criminal activities and the possible escalation of violence or other safety concerns, including food and beverage safety concerns, associated with them in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns, could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in violence, crime or civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects.
Our success depends in large part on the success of our third-party brand partners.

Eighteen of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands, the Hilton all-inclusive resort brand (the “Hilton Brand”) and the Wyndham all-inclusive resort brand (the “Wyndham Brand”). As a result of this concentration, our success will depend, in part, on the continued success of these brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of any of the Hyatt All-Inclusive Resort Brands, Hilton Brand or Wyndham Brand is reduced or compromised, the goodwill associated with these resorts in our portfolio would likely be adversely affected. Under the applicable resort agreements with these partners, Hyatt, Hilton and Wyndham provide (or cause to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with their requirements. We cannot assure you that we and our applicable partners will be successful in our marketing efforts to grow any of these brands.

If we are not able to satisfy the requirements imposed by our third-party brand partners, our relationship with these partners could deteriorate, which could have a material adverse effect on us.

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

There are very few restrictions on the ability of our third-party brand partners, including Hyatt, to compete with us.

Our strategic relationship with our brand partners, including Hyatt, is an important component of our business and brand strategy. However, there are very few restrictions preventing our brand partners from competing with us. For example, except for the Hyatt franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hyatt All-Inclusive Resort Brands or any other Hyatt-sponsored brands. Hyatt, in its sole discretion, may designate other third parties as authorized operators of resorts or Hyatt may decide to directly operate resorts under the Hyatt All-Inclusive Resort Brands or any other Hyatt brand, whether owned by third parties or Hyatt itself. Hyatt is also free to develop or license other all-inclusive resorts in the regions in which we operate, even under the Hyatt All-Inclusive Resort Brands (subject to certain territorial restrictions included in the Hyatt franchise agreements). Therefore, Hyatt may decide to compete against our resorts for market share and guests, and we have no contractual right to partner with Hyatt on opportunities for future resorts.

In addition, Hyatt recently acquired Apple Leisure Group (“ALG”), a luxury resort-management services, travel and hospitality group that manages all-inclusive resorts in many of the regions in which we operate. With ALG’s brand management platform AMResorts, Hyatt may therefore compete against us for contracts to manage all-inclusive resorts in the Caribbean, Mexico and Latin America, and its financial and marketing resources, brand name recognition and terms of its management agreements may cause us to miss out on attractive business opportunities and adversely affect our revenues, growth strategy and profits.

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

We have significant exposure to currency exchange rate risk.
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
We have been and may continue to be adversely impacted by the consequences of climate change, such as increases in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature, which have resulted and may continue to result in physical damage or a decrease in demand for our properties, all of which are located in coastal beachfront locations that are vulnerable to significant property damage from hurricanes, tropical storms and flooding. For example, in 2022, 2021 and 2020, we incurred hurricane and tropical storm repair expenses totaling $8.6 million, $0.9 million, and $1.7 million, respectively, that were not offset with insurance proceeds. Although a majority of our repair and clean-up expenses have been covered by insurance, including those related to the impacts of Hurricane Fiona in the Dominican Republic in September 2022, there is no assurance that, given the increasing burdens on insurance companies from extreme weather events, we will be able to continue to obtain adequate insurance against these types of losses, or that our insurers will in the future be in a position to satisfy our claims. In addition, the costs of insurance against these types of events have increased in recent years. For example, in 2022 our property insurance costs of our comparable resorts were 27.9% higher than 2018.
In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures, such as a result of changes in building codes or requirements to improve the energy efficiency of the properties. In addition, the ongoing transition to non-carbon based energy presents certain risks for us and our target customers, including macroeconomic risks related to high energy costs and energy shortages, among other things. Furthermore, legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment.
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
We also face investor-related climate risks. Investors are increasingly taking into account environmental, social, and governance factors, including climate risks, in determining whether to invest in companies. Our exposure to the risks of climate change may adversely impact investor interest in our securities. These risks also include the increased pressure to make commitments, set targets, or establish goals to take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks.
The coastlines of a number of the regions where our resorts are concentrated have experienced elevated levels of sargassum seaweed in recent years.
Many of our resorts are beach-front properties that have been exposed to elevated levels of sargassum seaweed. In recent years, the amount of sargassum that has washed up onshore in various geographies in Mexico has increased. If not removed promptly, the seaweed can overrun the beach, making it difficult to swim in the water and generating a foul odor if it is allowed to rot. The heightened level of sargassum in recent years has led to negative media coverage and increased awareness of the potential problem and has required additional operating expenses to remove it. Although we do our best to remove the seaweed and prevent the build-up, the exact cause of overgrowth is unknown. If we are unable to successfully mitigate the impact of the seaweed build-up, there may be a reduction in demand from certain guests for our resorts.
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
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2022, we directly and indirectly employed approximately 14,100 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.
A significant number of our employees are unionized, and if labor negotiations or work stoppages were to disrupt our operations, it could have a material adverse effect on us.
Approximately 43% of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively and we are exposed to the risk of disruptions to our operations. Our results could be adversely affected if future labor negotiations were to disrupt our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we were unable to negotiate labor contracts on reasonable terms, we could be materially and adversely affected, including our results of operations. In addition, our ability to make adjustments to control compensation and benefits costs, rebalance our portfolio or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
The availability and affordability of commercial airline and tour operator services is important to our business.
Many of our guests depend on a combination of scheduled commercial airline services and tour operator services to transport them to airports near our resorts. Increases in the price of airfare, due to increases in fuel prices, reductions in service, or other factors such as inflation, increase the overall vacation cost to our guests and may adversely affect demand for our vacation packages. Changes in commercial airline services or tour operator services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings, could have a material adverse effect on us, including our occupancy rates and revenue and, therefore, our liquidity and results of operations.
Our resorts require ongoing and often costly maintenance, renovations and capital improvements.
Our resorts have an ongoing need for maintenance, renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. In addition, Hyatt, Hilton and Wyndham require periodic capital improvements by us as a condition of maintaining the use of their brands. In addition to liquidity risks, these capital improvements may result in declines in revenues while rooms or restaurants are out of service due to capital improvement projects or other risks. The costs of these capital improvements or any of the above noted factors could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
We have substantial debt outstanding that requires significant payments of principal and interest.
As of December 31, 2022, our total debt obligations were $1,105.7 million which represents the principal amounts outstanding under our new term loan issued in December 2022 (the “2022 Term Loan”) and revolving credit facility (the “2022 Revolving Credit Facility,” and, collectively with the 2022 Term Loan, the “2022 Senior Secured Credit Facility”) and finance lease obligations, excluding $32.4 million of issuance discounts and $7.8 million of unamortized debt issuance costs. In addition, the terms of the 2022 Senior Secured Credit Facility permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
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
The agreements which govern our 2022 Senior Secured Credit Facility include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:
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

The 2022 Senior Secured Credit Facility requires us to comply with certain financial and other covenants. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, mergers, acquisitions or other corporate opportunities. The breach of any of these covenants could result in a default under the 2022 Senior Secured Credit Facility. An event of default under any of our debt agreements could permit such lenders to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the 2022 Revolving Credit Facility. If we are unable to repay debt to our lenders, or are otherwise in default under any provision governing any secured debt obligations, our secured lenders could proceed against us and against any collateral securing that debt.

Our variable rate indebtedness is priced using a spread over SOFR and subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the 2022 Senior Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our existing and any future variable rate indebtedness would also increase and our cash available to service our other obligations and invest in our business would decrease. Furthermore, rising interest rates would likely increase our interest obligations on future fixed rate indebtedness. As a result, rising interest rates could materially and adversely affect our financial condition and liquidity.

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
Our wholly-owned subsidiary Playa Resorts Holding B.V. may be required to obtain a banking license and/or may be in violation of the prohibition to attract repayable funds as a result of having issued senior notes and borrowing under our 2022 Senior Secured Credit Facility, which could have a material adverse effect on us.
Under the Regulation (EU) No 575/2013 of the European Parliament and of the Council of June 26, 2013, which took effect on January 1, 2014, as amended from time to time (the “CRR”), there is uncertainty regarding how certain key terms in the CRR are to be interpreted.

If such terms are not interpreted in a manner that is consistent with current Dutch national guidance on which Playa Resorts Holding B.V. (our wholly-owned subsidiary) relies, Playa Resorts Holding B.V. could be categorized as a “credit institution” as a consequence of borrowing under our 2022 Senior Secured Credit Facility if it is deemed to be “an undertaking the business of which is to receive deposits or other repayable funds from the public and to grant credits for its own account.” This would require it to obtain a banking license and it could be deemed to be in violation of the prohibition on conducting the business of a bank without such a license. With respect to the borrowing under our 2022 Senior Secured Credit Facility, Playa Resorts Holding B.V. could also be deemed to be in violation of the prohibition on attracting repayable funds from the public. In each such case, it could, as a result, be subject to certain enforcement measures such as a warning and/or instructions by the regulator, incremental penalty payments (last onder dwangsom) and administrative fines (bestuurlijke boete), which all may be disclosed publicly by the regulator.
There is limited official guidance at the EU level as to the key elements of the definition of “credit institution,” such as the terms “repayable funds” and “the public.” The Netherlands legislature has indicated that, as long as there is no clear guidance at the EU level, it is to be expected that the current Dutch national interpretation of these terms will continue to be taken into account for the use and interpretation thereof. Playa Resorts Holding B.V. relies on this national interpretation to reach the conclusion that a requirement to obtain a banking license is not triggered, and that the prohibitions on conducting the business of a bank without such a license and on attracting repayable funds from the public have not been violated, on the basis that (i) each lender under our 2022 Senior Secured Credit Facility has extended loans to Playa Resorts Holding B.V. for an initial amount of at least the U.S. dollar equivalent of €100,000 or has assumed rights and/or obligations vis-à-vis Playa Resorts Holding B.V. the value of which is at least the U.S. dollar equivalent of €100,000 and (ii) all senior notes which were issued by Playa Resorts Holding B.V. were in denominations which equal or are greater than the U.S. dollar equivalent of €100,000.
If European guidance is published on what constitutes “the public” as referred to in the CRR, and such guidance does not provide that the holder of a note of $150,000 or more, such as was the case with our senior notes, or the lenders under our 2022 Senior Secured Credit Facility, each providing a loan the initial amount of which exceeds the U.S. dollar equivalent of €100,000, are excluded from being considered part of “the public” and the current Dutch national interpretation of these terms is not considered to be “grandfathered,” then Playa Resorts Holding B.V. may be required to obtain a banking license, and/or may be deemed to be in violation of the prohibition on conducting the business of a bank without such a license and, with respect to our 2022 Senior Secured Credit Facility, the prohibition on attracting repayable funds from the public and, as a result may, in each case, be subject to certain enforcement measures as described above. If Playa Resorts Holding B.V. is required to obtain a banking license or becomes subject to such enforcement measures, we could be materially adversely affected.
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
•increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, and other expenses central to the conduct of our business or the cost of travel for our guests, including recent increases in energy costs and any resulting increase in travel costs or decrease in airline capacity; and
•organized labor activities, which could cause the diversion of business from resorts involved in labor negotiations, loss of group business, and/or increased labor costs.
Any one or more of these factors could limit or reduce the demand for our resorts or the prices our resorts are able to obtain, or increase our costs and therefore reduce the operating results of our resorts. Even where such factors do not reduce demand, resort-level profit margins may suffer if we are unable to fully recover increased operating costs from our guests. These factors could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
The seasonality of the lodging industry could have a material adverse effect on us.
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. Although this trend was disrupted in 2020 and 2021 by the impacts of the COVID-19 pandemic, we saw a return to pre-COVID-19 seasonality trends in 2022. The seasonality of the lodging industry and the location of our resorts in Mexico and the Caribbean will generally result in the greatest demand for our resorts between mid-December and April of each year, yielding higher occupancy levels and package rates during this period. This seasonality in demand has resulted in predictable fluctuations in revenue, results of operations and liquidity, which are consistently higher during the first quarter of each year than in successive quarters. We can provide no assurances that these seasonal fluctuations will, in the future, be consistent with our historical experience or whether any shortfalls that occur as a result of these fluctuations will not have a material adverse effect on us.
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
We employ a variety of measures to prevent, detect, and mitigate these threats, which include password protection, frequent mandatory password change events, multi-factor authentication, mandatory employee trainings, internal phishing testing, firewall detection systems, frequent backups, a redundant data system for core applications, vulnerability scanning and penetration testing. However, notwithstanding these efforts to protect against unauthorized access of our systems and sensitive information, because of the scope and complexity of their information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems and those of third parties on which we rely are vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, employee error, negligence, fraud or other misuse, and given the sophistication of hackers to gain unauthorized access to our sensitive information, we may not be able to detect the breach for long periods of time or at all. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of guest, employee or company data which could harm our reputation, result in an interruption or disruption of our services or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. As a result, future incidents could have a material adverse impact on us, including our business, our financial condition, liquidity and results of operations and prospects. As of December 31, 2022, we have not had any material incidences involving cybersecurity attacks.
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
We generally seek to structure our business activities in the jurisdictions in which we operate in a manner that is tax-efficient, taking into account the relevant tax laws, rules and regulations. However, tax laws, rules and regulations in these jurisdictions are complex and are subject to change as well as subject to interpretation by local tax authorities and courts. There can be no assurance that these tax laws, rules and regulations (or interpretations thereof) will not change, possibly with retroactive effect, or that local tax authorities may not otherwise successfully assert positions contrary to those taken by us. In any such case, we may be required to operate in a less tax-efficient manner, incur costs and expenses to restructure our operations and/or owe past taxes (and potentially interest and penalties), which in each case could negatively impact our operations. For example, we are currently renegotiating our agreements which determine our taxes in the Dominican Republic, known as advanced pricing agreements, with The Ministry of Finance of the Dominican Republic.
On October 8, 2021, almost 140 countries in the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS), including the U.S., the Netherlands and Mexico, reached an agreement on international tax reform. The reform of international corporate tax rules consist of two pillars: Pillar 1 and Pillar 2. Pillar 1 covers a new system of allocating taxing rights over the largest multinationals to jurisdictions where profits are earned (technical work on the details thereof is ongoing in the Inclusive Framework). Pillar 2 contains rules aimed at reducing the opportunities for base erosion and profit shifting with the goal to ensure that the largest multinational groups of companies pay a minimum rate of corporate tax.
On December 15, 2022 it was announced that the EU adopted a directive implementing a global minimum tax at an effective rate of 15% at the EU level (the EU Pillar 2 Directive). The EU Pillar 2 Directive is largely aligned with the OECD’s model rules released in December 2021. Some deviations were introduced to ensure compliance with EU treaties. The EU Pillar 2 rules will apply to large multinational and domestic groups or companies with a combined annual turnover of at least €750 million. Member States, including the Netherlands, will now have to transpose the EU Pillar 2 Directive rules into their national laws by the end of 2023. The Netherlands has already published draft Pillar 2 rules in connection with the foregoing. The Netherlands proposes an entry into force of the so-called 'Income Inclusion Rule' (IRR) and qualified domestic top-up tax as per December 31, 2023 and the so-called 'Undertaxed Profit Rule' (UTPR) as per December 31, 2024 (in line with the EU Pillar 2 Directive). Other (non-EU) countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. As a result of these new tax rules and the ongoing initiatives at the OECD level, if enacted into law, in whole or in part, our effective tax rate may increase which may negatively impact our financial results.
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
Risks Related to Ownership of Our Ordinary Shares
The rights of our shareholders and the duties of our directors are governed by Dutch law, our Articles of Association and internal rules and policies adopted by our Board, and differ in some important respects from the rights of shareholders and the duties of members of a board of directors of a U.S. corporation.
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
As of January 31, 2023, approximately 8% of our outstanding ordinary shares were beneficially owned by Sagicor Financial Corporation Limited and its designated director on our Board. As a result, Sagicor and its affiliates may be able to influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as this shareholder and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and have the right to designate a director to our Board and/or one or more committees thereof, this shareholder may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. This shareholder’s influence over our management could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Prospective investors in our ordinary shares should consider that the interests of this shareholder may differ from their interests in material respects.
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
Certain provisions of our Articles of Association may make it more difficult for a third party to acquire control of us or effect a change in our Board. These provisions include:
•A provision that our directors are appointed by our general meeting (“General Meeting”) at the binding nomination of our Board. Such binding nomination may only be overruled by the General Meeting by a resolution adopted by at least a majority of the votes cast, if such votes represent more than 50% of our issued share capital.
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
•A provision prohibiting (a) a “Brand Owner” (which generally means a franchisor, licensor or owner of a hotel concept or brand that has at least 12 all-inclusive resorts and that competes with any Hyatt All-Inclusive Resort Brand resort) from acquiring our ordinary shares such that the Brand Owner (together with its affiliates) acquires beneficial ownership in excess of 15% of our outstanding shares, or (b) a “Restricted Brand Company” from acquiring our ordinary shares such that the Restricted Brand Company (together with its affiliates) acquires beneficial ownership in excess of 5% of our outstanding ordinary shares. Upon becoming aware of either share cap being exceeded, we will send a notice to such shareholder informing such shareholder of a violation of this provision and granting the shareholder two weeks to dispose of such excess ordinary shares to an unaffiliated third party. Such notice will immediately trigger the transfer obligation and suspend the right to attend our General Meeting and voting rights (together, “Shareholder Rights”) of the shares exceeding the cap. If such excess shares are not disposed by such time, (i) the Shareholder Rights on all shares held by the shareholder exceeding the share cap will be suspended until the transfer obligations have been complied with, (ii) we will be irrevocably authorized under our Articles of Association to transfer the excess shares to a foundation until sold to an unaffiliated third party and (iii) such foundation shall issue depository receipts for the ordinary shares concerned to the relevant Brand Owner or Restricted Brand Company for as long as those ordinary shares are held by the foundation.
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

Preemptive rights may be excluded by our Board on the basis of the irrevocable authorization of the General Meeting to our Board for a period of five years from the date of this authorization with respect to the issue of our ordinary shares up to the amount of the authorized share capital (from time to time). The General Meeting has delegated the authority to issue our ordinary shares and grant rights to purchase our ordinary shares in accordance with the respective authorizations granted by our General Meeting.

Accordingly, holders of our ordinary shares may not have any preemptive rights in connection with, and may be diluted by an issue of, our ordinary shares and it may be more difficult for a shareholder to obtain control over our General Meeting. Certain of our shareholders outside the Netherlands, in particular, U.S. shareholders, may not be allowed to exercise preemptive rights to which they are entitled, if any, unless a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), is declared effective with respect to our ordinary shares issuable upon exercise of such rights or an exemption from the registration requirements is available.

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
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
As of December 31, 2022, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Jewel Palm Beach	Punta Cana, Dominican Republic	Jewel (all ages)	Playa (1)	1994; 2008	500
Jewel Punta Cana	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (2)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (3)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa Del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008; 2021	438
Hyatt Zilara Riviera Maya (4)	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003; 2022	291
Seadust Cancún Family Resort (5)	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Hacienda Tres Ríos Resort, Spa & Nature Park (6)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Riviera Nayarit (7)	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Total Rooms Operated					2,228
Total Rooms Owned and Operated					9,352

(1) Prior to January 6, 2023, this resort was managed by AMResorts and operated under the Dreams brand.
(2) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers that comprise the Jewel Grande Montego Bay Resort & Spa.
(3) Owned by a third party.
(4) We entered into a management agreement to operate this resort during the first quarter of 2021. The resort underwent renovations and opened in December 2022.
(5) We entered into a management agreement to operate this resort during the second quarter of 2022 and commenced operations in February 2023.
(6) We entered into a management agreement to operate this resort during the second quarter of 2022. The resort is currently undergoing renovations and we expect to commence operations in early 2024.
(7) We entered into a management agreement to operate this resort in the third quarter of 2022 and commenced operations in October 2022.

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
Shareholder Information
As of February 20, 2023, we had 157,835,295 ordinary shares outstanding that were held by approximately 60 shareholders of record, which does not include Depository Trust Company participants, beneficial owners holding shares through nominee names or our employees holding restricted shares granted pursuant to our 2017 Omnibus Incentive Plan that have not vested.
Dividend Policy
We have never paid cash dividends on our ordinary shares and we do not anticipate paying cash dividends in the foreseeable future. In addition, payments of dividends are restricted by our 2022 Senior Secured Credit Facility. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of shareholders at a General Meeting, subject to a proposal from our Board, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our Board deems relevant.

Performance Graph
The graph below compares the cumulative total return for our ordinary shares from December 31, 2017 through December 31, 2022 with the comparable cumulative return of two indices: the Dow Jones United States Travel and Leisure Index (“DJUSCG”) and the Russell 2000 Index (“RUSSELL 2000”). The graph assumes $100 was invested on December 31, 2017 in our ordinary shares and the two indices presented.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the quarter ended December 31, 2022:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program (2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands) (2)
October 1, 2022 to October 31, 2022	2,671,010	$5.73	2,671,010	$78,911
November 1, 2022 to November 30, 2022	1,702,851	5.95	1,702,851	68,781
December 1, 2022 to December 31, 2022	2,491,200	6.04	2,491,200	53,744
Total	6,865,061	$5.90	6,865,061	$53,744
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
On February 9, 2023, our Board of Directors authorized a new $200.0 million share repurchase program, replacing the recent $100.0 million repurchase authorization announced in September 2022.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2022, Playa owned and/or managed a total portfolio consisting of 25 resorts (9,352 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
•In the Dominican Republic, Playa owns and manages the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana, Hyatt Ziva Cap Cana, and Jewel Punta Cana; and
•Playa owned one resort in the Dominican Republic that was managed by a third-party until January 6, 2023 but is now managed by Playa. We also manage eight resorts on behalf of third-party owners.
Playa’s strategy is to leverage its globally recognized brand partnerships and proprietary in-house direct booking capabilities to capitalize on the growing popularity of the all-inclusive resort model and reach first-time all-inclusive resort consumers in a cost-effective manner. We believe that this strategy should position us to generate attractive returns for our shareholders, build lasting relationships with our guests, and enhance the lives of our associates and the communities in which we operate.

For the year ended December 31, 2022, we generated net income of $56.7 million, total revenue of $856.3 million, Net Package RevPAR of $266.93 and Adjusted EBITDA of $242.6 million. For the year ended December 31, 2021, during which time our operations were negatively impacted by the effects of COVID-19, we generated a net loss of $89.7 million, total revenue of $534.6 million, Net Package RevPAR of $159.88 and Adjusted EBITDA of $99.2 million.
Results of Operations

Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change	% Change
Revenue
Package	$713,235	$437,950	$275,285	62.9%
Non-package	129,494	88,592	40,902	46.2%
Management fees	3,828	2,291	1,537	67.1%
Cost reimbursements	9,706	5,806	3,900	67.2%
Total revenue	856,263	534,639	321,624	60.2%
Direct and selling, general and administrative expenses
Direct	459,030	326,979	132,051	40.4%
Selling, general and administrative	186,608	119,895	66,713	55.6%
Depreciation and amortization	78,372	81,508	(3,136)	(3.8)%
Reimbursed costs	9,706	5,806	3,900	67.2%
Impairment loss	—	24,011	(24,011)	(100.0)%
Loss on sale of assets	6	676	(670)	(99.1)%
Business interruption insurance recoveries	(7,226)	—	(7,226)	100.0%
Direct and selling, general and administrative expenses	726,496	558,875	167,621	30.0%
Operating income (loss)	129,767	(24,236)	154,003	635.4%
Interest expense	(64,164)	(71,378)	7,214	10.1%
Loss on extinguishment of debt	(18,307)	—	(18,307)	—%
Other income (expense)	3,857	(1,471)	5,328	362.2%
Net income (loss) before tax	51,153	(97,085)	148,238	152.7%
Income tax benefit	5,553	7,403	(1,850)	(25.0)%
Net income (loss)	$56,706	$(89,682)	$146,388	163.2%

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
Our comparable portfolio for the year ended December 31, 2022 excludes the following resorts:
•Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed for a portion of the third and fourth quarter to expedite necessary clean up and repair work as a result of Hurricane Fiona;
•Dreams Puerto Aventuras, which was sold in February 2021; and
•Capri Resort, which was sold in June 2021.

    Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	72.2%	51.6%	20.6	pts	39.9%
Net Package ADR	$369.92	$309.94	$59.98		19.4%
Net Package RevPAR	$266.93	$159.88	$107.05		67.0%
	($ in thousands)
Net Package Revenue	$694,092	$425,760	$268,332		63.0%
Net Non-package Revenue	128,321	87,746	40,575		46.2%
Management Fee Revenue	3,828	2,291	1,537		67.1%
Total Net Revenue	826,241	515,797	310,444		60.2%
Adjusted EBITDA	$242,619	$99,171	$143,448		144.6%
Adjusted EBITDA Margin	29.4%	19.2%	10.2	pts	53.1%
    Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	74.9%	53.2%	21.7	pts	40.8%
Net Package ADR	$360.50	$302.30	$58.20		19.3%
Net Package RevPAR	$269.96	$160.76	$109.20		67.9%
	($ in thousands)
Net Package Revenue	$551,804	$328,593	$223,211		67.9%
Net Non-package Revenue	102,794	68,822	33,972		49.4%
Management Fee Revenue	3,828	2,291	1,537		67.1%
Total Net Revenue	658,426	399,706	258,720		64.7%
Adjusted EBITDA	$177,497	$64,652	$112,845		174.5%
Adjusted EBITDA Margin	27.0%	16.2%	10.8	pts	66.7%
Total Revenue and Total Net Revenue
Our total revenue for the year ended December 31, 2022 increased $321.6 million, or 60.2%, compared to the year ended December 31, 2021.
Our Total Net Revenue for the year ended December 31, 2022 increased $310.4 million, or 60.2%, compared to the year ended December 31, 2021. The increase was due to the following:
•Occupancy rate increasing 20.6 percentage points, driven by an increase in demand from guests sourced across all major geographies following the ongoing post-pandemic recovery;
•an 19.4% increase in Net Package ADR as a result of higher meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
◦an incremental $3.77 favorable Net Package ADR impact compared to the year ended December 31, 2021 was a result of the change in billing methodology of an Online Travel Agent (“OTA”), which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $366.15; and
•an increase in Net Non-package Revenue spend per guest driven by improvements in our product offering across our resorts.
Compared to the same period in 2019 (the last full fiscal year prior to the COVID-19 pandemic), for our current comparable portfolio of resorts, which excludes the Hilton La Romana All-Inclusive Resort, Hyatt Ziva and Hyatt Zilara Cap Cana, Dreams Puerto Aventuras, Capri Resort, Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the year ended December 31, 2022 increased by $89.19, or 32.9%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $78.50, or 28.9%.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2022	2021	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$551,804	$328,593	$223,211	67.9%
Non-comparable Net Package Revenue	142,288	97,167	45,121	46.4%
Net Package Revenue	694,092	425,760	268,332	63.0%

Net Non-package Revenue
Comparable Net Non-package Revenue	102,794	68,822	33,972	49.4%
Non-comparable Net Non-package Revenue	25,527	18,924	6,603	34.9%
Net Non-package Revenue	128,321	87,746	40,575	46.2%

Management Fee Revenue
Comparable Management Fee Revenue	3,828	2,291	1,537	67.1%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	3,828	2,291	1,537	67.1%

Total Net Revenue
Comparable Total Net Revenue	658,426	399,706	258,720	64.7%
Non-comparable Total Net Revenue	167,815	116,091	51,724	44.6%
Total Net Revenue	826,241	515,797	310,444	60.2%
Compulsory tips	20,316	13,036	7,280	55.8%
Cost Reimbursements	9,706	5,806	3,900	67.2%
Total revenue	$856,263	$534,639	$321,624	60.2%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2022	2021	Change	% Change
Direct expenses	$459,030	$326,979	$132,051	40.4%
Less: compulsory tips	20,316	13,036	7,280	55.8%
Net Direct Expenses	$438,714	$313,943	$124,771	39.7%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses for the year ended December 31, 2022 were $438.7 million, or 53.1% of Total Net Revenue. Our Net Direct Expenses for the year ended December 31, 2021 were $313.9 million, or 60.9% of Total Net Revenue. Direct operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses for the year ended December 31, 2022 increased $124.8 million, or 39.7%, compared to the year ended December 31, 2021. As a percentage of Owned Net Revenue, Net Direct Expenses decreased to 53.5%, compared to 61.3% for the year ended December 31, 2021. Net Direct Expenses at our comparable properties increased $102.5 million, or 41.7%, compared to the year ended December 31, 2021 primarily due to the following:
•increased operating expenses associated with higher occupancy levels as a result of the corresponding recovery in our operations compared to the year ended December 31, 2021;

•increased food and beverage and entertainment expenses on a per guest basis driven by our initiative to deliver an exceptional customer experience across our portfolio. The increase in food and beverage expenses was also impacted by higher food and beverage prices;
•an increase in utilities expenses driven by a global rise in energy prices; and
•an increase in repairs and maintenance expenses partially driven by costs of repairing a commercial air conditioning unit in Jamaica.

Net Direct Expenses consists of the following ($ in thousands):

Total Portfolio

	Year Ended December 31,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$103,191	$68,885	$34,306	49.8%
Guest costs	28,212	24,558	3,654	14.9%
Salary and wages	156,225	117,282	38,943	33.2%
Repairs and maintenance	23,420	16,629	6,791	40.8%
Utilities and sewerage	46,078	35,481	10,597	29.9%
Licenses and property taxes	3,049	2,992	57	1.9%
Incentive and management fees	3,279	1,492	1,787	119.8%
Franchise/license fees	39,558	24,192	15,366	63.5%
Transportation and travel expenses	5,495	4,281	1,214	28.4%
Laundry and cleaning expenses	6,123	4,672	1,451	31.1%
Property and equipment rental expense	5,243	2,335	2,908	124.5%
Entertainment expenses and decoration	11,491	6,917	4,574	66.1%
Office supplies	1,351	996	355	35.6%
Other operational expenses	5,999	3,231	2,768	85.7%
Total Net Direct Expenses	$438,714	$313,943	$124,771	39.7%
Comparable Portfolio

	Year Ended December 31,		Increase/Decrease
	2022	2021	Change	% Change
Food and beverages	$80,813	$51,820	$28,993	55.9%
Guest costs	20,996	18,096	2,900	16.0%
Salary and wages	128,944	96,434	32,510	33.7%
Repairs and maintenance	20,090	14,204	5,886	41.4%
Utilities and sewerage	35,783	27,013	8,770	32.5%
Licenses and property taxes	2,231	2,337	(106)	(4.5)%
Incentive and management fees	3,279	1,450	1,829	126.1%
Franchise/license fees	30,311	18,348	11,963	65.2%
Transportation and travel expenses	3,143	2,521	622	24.7%
Laundry and cleaning expenses	4,776	3,627	1,149	31.7%
Property and equipment rental expense	2,863	1,161	1,702	146.6%
Entertainment expenses and decoration	9,947	5,828	4,119	70.7%
Office supplies	1,054	781	273	35.0%
Other operational expenses	4,275	2,400	1,875	78.1%
Total Net Direct Expenses	$348,505	$246,020	$102,485	41.7%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2022 increased $66.7 million, or 55.6%, compared to the year ended December 31, 2021 due to:
•higher levels of occupancy from the ongoing recovery at our resorts during the year which resulted in a $15.1 million increase in commissions to travel agents and tour operators, a $7.6 million increase in advertising expenses, and a $6.2 million increase in credit card commissions;
◦The increase in commissions to travel agents and tour operators includes an incremental $9.6 million that was a result of a change in billing methodology of an OTA in 2021, which required Playa to present the commissions on a gross basis under U.S. GAAP.
•an increase of $2.7 million in insurance expenses driven by higher premiums for the current year;
•an increase of $13.8 million in transaction expenses primarily related to our debt refinancing in the fourth quarter of 2022, as well as an $8.8 million increase in corporate personnel costs and a $3.2 million increase in professional fees; and
•$8.1 million of estimated clean up and repair expenses in 2022 due to the impact of Hurricane Fiona which are not expected to be offset by property damage insurance proceeds.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2022 decreased $3.1 million, or 3.8%, compared to the year ended December 31, 2021, primarily as a result of a $0.9 million decrease from our disposition of the Capri Resort in June 2021 and accelerated depreciation recorded on asset disposals in 2021.
Business Interruption Insurance Recoveries
Our business interruption insurance recoveries for the year ended December 31, 2022 increased $7.2 million, or 100.0%, as compared to the year ended December 31, 2021 as a result of expected recoveries of unavoidable operating costs incurred, net of our deductible, while two of our resorts in the Dominican Republic were temporarily closed due to Hurricane Fiona. We had no business interruption insurance recoveries during the year ended December 31, 2021.
Interest Expense
Our interest expense for the year ended December 31, 2022 decreased $7.2 million, or 10.1%, as compared to the year ended December 31, 2021. The decrease in interest expense was driven primarily by an $8.2 million reduction in the interest expense on our prior Senior Secured Credit Facility due to the effects of our interest rate swaps, as LIBOR exceeded the fixed rate paid by us of 2.85% during the year ended December 31, 2022. We also benefited from a $2.1 million change in fair value of our interest rate swaps as a result of increases in forecasted interest rates through the maturity date of our interest rate swaps. We recognized a $0.6 million decrease in interest expense due to the repayment of the entire outstanding balance of our additional senior secured credit facility (the “Additional Credit Facility”) and our property loan agreement (the “Property Loan”) in December 2022 in connection with our debt refinancing. These decreases were offset by $3.9 million of interest expense on our new term loan issued in December 2022 (the “2022 Term Loan”), which incurs interest based on SOFR plus a margin of 4.25%.
Cash interest paid was $75.5 million for the year ended December 31, 2022, representing a $3.5 million, or 4.4% decrease as compared to the year ended December 31, 2021. Cash interest paid decreased primarily due to an $8.0 million reduction in the interest expense on our existing Senior Secured Credit Facility due to the effects of our interest rate swaps, as LIBOR exceeded the fixed rate paid by us of 2.85%. This was offset by $5.1 million in call premiums incurred for our Term A1 Loan, Term A2 Loan, Term A3 Loan under our Additional Credit Facility and Property Loan due to the repayment of the outstanding balances in December 2022.
Income Tax Benefit

Our income tax benefit for the year ended December 31, 2022 was $5.6 million, a decrease of $1.8 million compared to the year ended December 31, 2021, during which we reported an income tax benefit of $7.4 million. The decrease in tax benefit was driven primarily by:

•$37.5 million increase in tax expense due to an increase in book income attributable primarily to the ongoing post-pandemic recovery; and
•$2.8 million decrease in tax benefit due to the 2021 increase in the Netherlands statutory tax rate.

These decreases were partially offset by:

•$14.7 million increase in tax benefit from rate-favorable jurisdictions where we are subject to tax at rates below the 25.8% Netherlands statutory tax rate;
•$7.8 million decrease in tax expense due to decreases in non-deductible expenses;
•$6.9 million decrease in tax expense due to changes in valuation allowances recorded, including the tax impacts of additional valuation allowance releases in 2022;
•$4.4 million decrease in tax expense due to foreign exchange rate fluctuations; and
•$2.8 million increase in tax benefit due to inflation.
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
“Net Non-package Revenue” represents all other revenues earned from the operations of our resorts, other than Net Package Revenue, net of compulsory tips paid to employees. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net Non-package Revenue includes revenue associated with guests’ purchases of upgrades, premium services and amenities, such as premium rooms, dining experiences, wines and spirits and spa packages, which are not included in the all-inclusive package. Revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the years ended December 31, 2022, 2021 and 2020, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent we are successful in entering into more management contracts.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Owned Resort EBITDA, and Owned Resort EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income or loss, determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax and depreciation and amortization expense. EBITDA and Adjusted EBITDA (as defined below) include corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:
•Other miscellaneous non-operating income or expense
•Pre-opening expense

•Share-based compensation
•Other tax expense
•Transaction expenses
•Severance expense for employee terminations resulting from non-recurring or unusual events, such as the departure of an executive officer or the disposition of a resort
•Gains from property damage insurance proceeds (i.e., property damage insurance proceeds in excess of repair and clean up costs incurred)
•Repairs from hurricanes and tropical storms (i.e., significant repair and clean up costs incurred which are not offset by property damage insurance proceeds)
•Loss on extinguishment of debt
•Other items which may include, but are not limited to the following: contract termination fees; gains or losses from legal settlements; and impairment losses.
We include the non-service cost components of net periodic pension cost or benefit recorded within other income (expense) in the Consolidated Statements of Operations in our calculation of Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
The second principal reason that we believe Adjusted EBITDA is useful to investors is that it is considered a key performance indicator by our board of directors (our “Board”) and management. In addition, the compensation committee of our Board determines a portion of the annual variable compensation for certain members of our management, including our executive officers, based, in part, on consolidated Adjusted EBITDA. We believe that Adjusted EBITDA is useful to investors because it provides investors with information utilized by our Board and management to assess our performance and may (subject to the limitations described below) enable investors to compare the performance of our portfolio to our competitors.
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
Our comparable portfolio for the year ended December 31, 2022 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed for a portion of the third and fourth quarters of 2022 for necessary clean up and repair work as a result of Hurricane Fiona, Dreams Puerto Aventuras, which was sold in February 2021, and Capri Resort, which was sold in June 2021.

A reconciliation of net income or loss as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Years Ended December 31, 2022 and 2021
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$280,161	$188,911	$91,250	48.3%
Pacific Coast	128,210	76,811	51,399	66.9%
Dominican Republic	230,972	149,774	81,198	54.2%
Jamaica	180,318	97,036	83,282	85.8%
Segment Owned Net Revenue	819,661	512,532	307,129	59.9%
Other	2,752	974	1,778	182.5%
Management Fee Revenue	3,828	2,291	1,537	67.1%
Total Net Revenue	$826,241	$515,797	$310,444	60.2%

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$105,416	$59,538	$45,878	77.1%
Pacific Coast	51,148	23,776	27,372	115.1%
Dominican Republic (1)	76,854	38,141	38,713	101.5%
Jamaica	56,279	14,826	41,453	279.6%
Segment Owned Resort EBITDA	289,697	136,281	153,416	112.6%
Other corporate (2)	(50,906)	(39,401)	(11,505)	29.2%
Management Fee Revenue	3,828	2,291	1,537	67.1%
Total Adjusted EBITDA	$242,619	$99,171	$143,448	144.6%
__________
(1) Owned Resort EBITDA in the Dominican Republic segment for the year ended December 31, 2022 includes $7.2 million of business interruption insurance recoveries for unavoidable operating costs, net of our deductible, incurred while our resorts were temporarily closed due to the impact of Hurricane Fiona.
(2) Other corporate includes $1.8 million of revenue generated by The Playa Collection for the year ended December 31, 2022.
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income or loss, respectively, each as computed under U.S. GAAP, see Note 18 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the years ended December 31, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	76.3%	56.0%	20.3	pts	36.3%
Net Package ADR	$406.55	$335.48	$71.07		21.2%
Net Package RevPAR	$310.24	$187.92	$122.32		65.1%
	($ in thousands)
Net Package Revenue	$240,745	$157,633	$83,112		52.7%
Net Non-package Revenue	39,416	31,278	8,138		26.0%
Owned Net Revenue	280,161	188,911	91,250		48.3%
Owned Resort EBITDA	$105,416	$59,538	$45,878		77.1%
Owned Resort EBITDA Margin	37.6%	31.5%	6.1	pts	19.4%
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	76.3%	60.0%	16.3	pts	27.2%
Net Package ADR	$406.55	$337.15	$69.40		20.6%
Net Package RevPAR	$310.24	$202.35	$107.89		53.3%
	($ in thousands)
Net Package Revenue	$240,745	$157,020	$83,725		53.3%
Net Non-package Revenue	39,384	30,726	8,658		28.2%
Owned Net Revenue	280,129	187,746	92,383		49.2%
Owned Resort EBITDA	$105,212	$60,914	$44,298		72.7%
Owned Resort EBITDA Margin	37.6%	32.4%	5.2	pts	16.0%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2022 increased $92.4 million, or 49.2%, compared to the year ended December 31, 2021. The increase was due to the following:
•Occupancy rate increasing 16.3 percentage points compared to the year ended December 31, 2021, driven by an increase in demand from guests sourced across all of our major geographies;
•a 20.6% increase in Comparable Net Package ADR as a result of higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•an incremental $9.93 favorable Comparable Net Package ADR adjustment as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Comparable Net Package ADR would have been $396.62, a $69.62 or 21.3% increase compared to the year ended December 31, 2021; and
•an increase in Net Non-package Revenue driven by improvements in our product offering across our resorts and higher guest count.
Compared to 2019, Comparable Net Package ADR for the year ended December 31, 2022 increased by $130.01, or 47.0%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $109.94, or 39.8%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2022 increased $44.3 million, or 72.7%, compared to the year ended December 31, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Comparable Net Package ADR increases and Owned Resort EBITDA Margin expansion of 5.2 percentage points. Owned Resort EBITDA Margin expansion was driven by less inflationary pressure on food and beverage costs, partially offset by higher labor costs and the timing of brand franchise fees and sales and marketing expenses. The increase in franchise fees was partially driven by the conversion of the Wyndham properties at the end of 2021.
Compared to the same period in 2019, for our current comparable portfolio of resorts in the Yucatán, which excludes the Dreams Puerto Aventuras and Capri Resort, Comparable Owned Resort EBITDA for the year ended December 31, 2022 increased by $33.7 million, or 47.1%. Comparable Owned Resort EBITDA Margin for the year ended December 31, 2022 increased by 0.9 percentage points, partially due to the renovations at the Hilton Playa del Carmen All-Inclusive Resort which affected our 2019 results.
Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the years ended December 31, 2022 and 2021 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	71.9%	53.7%	18.2	pts	33.9%
Net Package ADR	$460.25	$362.28	$97.97		27.0%
Net Package RevPAR	$331.03	$194.53	$136.50		70.2%
	($ in thousands)
Net Package Revenue	$111,885	$65,751	$46,134		70.2%
Net Non-package Revenue	16,325	11,060	5,265		47.6%
Owned Net Revenue	128,210	76,811	51,399		66.9%
Owned Resort EBITDA	$51,148	$23,776	$27,372		115.1%
Owned Resort EBITDA Margin	39.9%	31.0%	8.9	pts	28.7%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2022 increased $51.4 million, or 66.9%, compared to the year ended December 31, 2021. The increase was due to the following:
•Occupancy rate increasing 18.2 percentage points for the year ended December 31, 2022, driven by an increase in demand from United States sourced guests and higher group room nights, which rose 24.4% versus the same period in 2019;
•a 27.0% increase in Net Package ADR as a result of higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts;
•an incremental $6.97 favorable Net Package ADR adjustment as a result of the change in billing methodology of an OTA, which requires Playa to present this revenue gross of commissions under U.S. GAAP. Excluding this adjustment, Net Package ADR would have been $453.29, a $102.45 or 29.2% increase compared to the year ended December 31, 2021; and
•an increase in Net Non-package Revenue driven by improvements in our product offering across our resorts and higher guest count.
Compared to the same period in 2019, Net Package ADR for the year ended December 31, 2022 increased by $175.26, or 61.5%. Excluding the aforementioned adjustment for the OTA billing methodology, the increase would have been $156.86, or 55.0%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2022 increased $27.4 million, or 115.1%, compared to the year ended December 31, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and Owned Resort EBITDA Margin expansion of 8.9 percentage points. Owned Resort EBITDA Margin was driven by less inflationary pressure on utilities and food and beverage costs and timing of sales and marketing expenses. Owned Resort EBITDA Margins were negatively impacted by the timing of brand franchise fee expenses.
Compared to the same period in 2019, Owned Resort EBITDA for the year ended December 31, 2022 increased by $19.5 million, or 61.8%, and Owned Resort EBITDA Margin increased by 2.8 percentage points.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the years ended December 31, 2022 and 2021 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	68.1%	49.0%	19.1	pts	39.0%
Net Package ADR	$294.20	$262.86	$31.34		11.9%
Net Package RevPAR	$200.37	$128.73	$71.64		55.7%
	($ in thousands)
Net Package Revenue	$193,369	$124,231	$69,138		55.7%
Net Non-package Revenue	37,603	25,543	12,060		47.2%
Owned Net Revenue	230,972	149,774	81,198		54.2%
Owned Resort EBITDA (1)	$76,854	$38,141	$38,713		101.5%
Owned Resort EBITDA Margin (1)	33.3%	25.5%	7.8	pts	30.6%
__________
(1) Segment Owned Resort EBITDA and Owned Resort EBITDA Margin includes $7.2 million of business interruption insurance recoveries for unavoidable operating costs, net of our deductible, incurred while our resorts were temporarily closed due to the impact of Hurricane Fiona. Without this adjustment, Owned Resort EBITDA would have been $69.6 million and Owned Resort EBITDA Margin would have been 30.1%, an impact of 3.2 percentage points.
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	76.2%	46.5%	29.7	pts	63.9%
Net Package ADR	$163.92	$145.62	$18.30		12.6%
Net Package RevPAR	124.95	67.70	$57.25		84.6%
	($ in thousands)
Net Package Revenue	$51,081	$27,677	$23,404		84.6%
Net Non-package Revenue	12,108	7,171	4,937		68.8%
Owned Net Revenue	63,189	34,848	28,341		81.3%
Owned Resort EBITDA	$11,936	$2,246	$9,690		431.4%
Owned Resort EBITDA Margin	18.9%	6.4%	12.5	pts	195.3%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2022 increased $28.3 million, or 81.3%, compared to the year ended December 31, 2021. The increase was due to the following:
•Occupancy rate increasing 29.7 percentage points for the year ended December 31, 2022, driven by an increase in demand from the United States, European and Canadian sourced guests; and
•a 12.6% increase in Comparable Net Package ADR as a result of the ongoing leisure travel recovery.
Compared to the same period in 2019, for our current comparable portfolio in the Dominican Republic, which excludes the Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, Comparable Net Package ADR for the year ended December 31, 2022 decreased by $21.95, or 11.8%.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2022 increased $9.7 million, or 431.4%, compared to the year ended December 31, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Comparable Net Package ADR increases and Comparable Owned Resort EBITDA Margin expansion of 12.5 percentage points, which was driven by less inflationary pressure on utilities and food and beverage costs and timing of sales and marketing expenses.

Compared to the same period in 2019, for our current comparable portfolio in the Dominican Republic, which excludes the Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, Comparable Owned Resort EBITDA for the year ended December 31, 2022 decreased by $5.8 million, or 32.8%, and Comparable Owned Resort EBITDA Margin decreased by 7.8 percentage points.
Jamaica
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the years ended December 31, 2022 and 2021 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2022	2021	Change		% Change
Occupancy	73.6%	47.9%	25.7	pts	53.7%
Net Package ADR	$385.88	$312.97	$72.91		23.3%
Net Package RevPAR	$284.13	$149.93	$134.20		89.5%
	($ in thousands)
Net Package Revenue	$148,093	$78,145	$69,948		89.5%
Net Non-package Revenue	32,225	18,891	13,334		70.6%
Owned Net Revenue	180,318	97,036	83,282		85.8%
Owned Resort EBITDA	$56,279	$14,826	$41,453		279.6%
Owned Resort EBITDA Margin	31.2%	15.3%	15.9	pts	103.9%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2022 increased $83.3 million, or 85.8%, compared to the year ended December 31, 2021. The increase was due to the following:
•Occupancy rate increasing 25.7 percentage points for the year ended December 31, 2022, driven by an increase in demand from guests sourced across all our major geographies and MICE groups, along with local governments easing COVID-19 related restrictions during the second quarter of 2022;
•a 23.3% increase in Net Package ADR as a result of higher MICE group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts; and
•an increase in Net Non-package Revenue driven by improvements in our product offering across our resorts and higher guest count.
Compared to the same period in 2019, for our current comparable portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Net Package ADR for the year ended December 31, 2022 increased by $69.31, or 21.9%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2022 increased $41.5 million, or 279.6%, compared to the year ended December 31, 2021. The increase was a result of the on-going revenue recovery, particularly the strong Net Package ADR increases and Owned Resort EBITDA Margin expansion of 15.9 percentage points. Owned Resort EBITDA Margin expansion was driven by less inflationary pressure on utilities and food and beverage costs, partially offset by the timing of brand franchise fees and sales and marketing expenses.
Compared to the same period in 2019, for our current comparable portfolio in Jamaica, which excludes the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark, Comparable Owned Resort EBITDA for the year ended December 31, 2022 increased by $10.9 million, or 24.3%, and Comparable Owned Resort EBITDA Margin increased by 1.7 percentage points.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income or loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$56,706	$(89,682)	$(262,370)
Interest expense	64,164	71,378	81,942
Income tax benefit	(5,553)	(7,403)	(10,973)
Depreciation and amortization expense	78,372	81,508	92,570
EBITDA	193,689	55,801	(98,831)
Other (expense) income (a)	(3,857)	1,471	1,164
Share-based compensation	11,892	13,163	10,158
Transaction expense (b)	15,110	1,321	2,497
Severance expense (c)	—	1,756	3,844
Other tax expense (d)	502	617	613
Contract termination fees	—	400	—
Loss on extinguishment of debt	18,307	—	—
Impairment loss	—	24,011	55,619
Loss on sale of assets	6	676	2,021
Repairs from hurricanes and tropical storms (e)	8,074	475	1,542
Non-service cost components of net periodic pension (cost) benefit	(1,104)	(520)	200
Adjusted EBITDA	$242,619	$99,171	$(21,173)
Other corporate (f)	50,906	39,401	36,066
Management Fee Revenue	(3,828)	(2,291)	(807)
Owned Resort EBITDA	$289,697	$136,281	$14,086
Less: Non-comparable Owned Resort EBITDA (g)	65,122	34,519	(6,631)
Comparable Owned Resort EBITDA	$224,575	$101,762	$20,717
________
(a)    Represents changes in foreign exchange rates and other miscellaneous non-operating expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations; debt refinancing costs; other capital raising efforts; and strategic initiatives, like the launch of a new resort or possible expansion into new markets. For the year ended December 31, 2022, our transaction expenses included $12.9 million of costs specifically related to our debt refinancing in December 2022.
(c)    Includes severance expenses for employee terminations resulting from non-recurring or unusual events, such as the departure of an executive officer or the disposition of a resort. It does not include severance expenses for employee terminations resulting from our ongoing resort operations.
(d)    Relates primarily to a Dominican Republic asset tax, which is an alternative tax that is similar to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is similar to the income tax provision or benefit we eliminate from our calculation of EBITDA.
(e)    Includes significant repair and clean-up expenses incurred from natural events which are not expected to be offset by property damage insurance proceeds. It does not include repair and clean-up costs from natural events that are not considered significant. For the year ended December 31, 2022, the repair expenses and other losses related to Hurricane Fiona.
(f)    For the years ended December 31, 2022, 2021 and 2020, represents corporate salaries and benefits of $35.9 million for 2022, $26.4 million for 2021 and $23.3 million for 2020, professional fees of $9.1 million for 2022, $7.4 million for 2021, and $7.4 million for 2020, corporate rent and insurance of $3.9 million for 2022, $3.7 million for 2021, and $3.4 million for 2020, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $3.8 million for 2022, $1.9 million for 2021, and $2.0 million for 2020, as well as $1.8 million of revenue generated by The Playa Collection in 2022.
(g)    Our comparable portfolio for the year ended December 31, 2022 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed for a portion of the third and fourth quarters of 2022 for necessary clean up and repair work as a result of Hurricane Fiona, Dreams Puerto Aventuras, which was sold in February 2021, and Capri Resort, which was sold in June 2021.

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
However, the COVID-19 pandemic altered this seasonal trend in 2021 and Net Package ADR was progressively stronger during the second, third and fourth quarters of 2021 than it was in the first quarter of 2021. We saw a return to pre-COVID-19 seasonality trends in 2022.
Inflation
We experienced a higher rate of inflation in our direct resort expenses in 2022 as compared to 2021. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we experienced some improvement in the fourth quarter of 2022, we expect that costs will likely remain elevated at least through the first half of 2023, but it could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the year ended December 31, 2022 was $158.2 million, representing a significant increase over 2021 as our business continues to recover from the impacts of the COVID-19 pandemic. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our revolving credit facility (the “2022 Revolving Credit Facility”) and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of December 31, 2022, we had $283.9 million of available cash, which increased from $270.1 million as of December 31, 2021, excluding restricted cash. The increase in available cash was primarily due to improved performance across our portfolio due to the ongoing recovery from the COVID-19 pandemic. We also benefited from increased vaccination levels, easing of government travel restrictions, and pent-up customer demand for leisure travel, as well as our strategic decision to focus on pricing discipline to coincide with investments in guest satisfaction at our resorts.
As of January 31, 2023, we had approximately $288.7 million of available cash, and also had $225.0 million available on our 2022 Revolving Credit Facility.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, sales of our equity securities or short-term borrowings under our 2022 Revolving Credit Facility.
We expect to meet our long-term liquidity requirements generally through the sources of cash available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2023 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.

As of December 31, 2022, we had $115.0 million of scheduled contractual obligations in 2023, which primarily relate to servicing our outstanding debt. Refer to the table below for a summary of our contractual commitments ($ in thousands):

	1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
2022 Revolving Credit Facility commitment fees (1)	$891	$1,713	$1,711	$12	$4,327
2022 Term Loan principal payments	11,000	22,000	22,000	1,045,000	1,100,000
2022 Term Loan interest payments (2)	100,705	171,374	159,400	83,436	514,915
Operating and finance lease obligations	1,535	2,831	2,934	4,543	11,843
Pension obligation	849	1,935	2,182	5,324	10,290
Total contractual obligations	$114,980	$199,853	$188,227	$1,138,315	$1,641,375
________
(1)The commitment fee, which may range from 0.25% to 0.50% depending on certain leverage ratios, was 0.38% on the $225.0 million undrawn balance of our 2022 Revolving Credit Facility as of December 31, 2022.
(2)The interest commitment on our 2022 Term Loan is calculated based on SOFR plus 425 basis points with a 0.50% SOFR floor. Projected interest rates range between 7.04% and 9.16%. Interest payments were calculated using the forecasted one-month forward-looking SOFR curve.
In addition, as of December 31, 2022, we estimate that we will incur between $55.0 million and $65.0 million of capital expenditures for 2023, of which $35.0 million to $40.0 million is related to maintenance of our resorts and the remainder relates to return-on-investment oriented projects.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements ($ in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$158,230	$29,644
Net cash (used in) provided by investing activities	(27,149)	73,400
Net cash (used in) provided by financing activities	(140,713)	17,673
(Decrease) increase in cash, cash equivalents, and restricted cash	$(9,632)	$120,717

Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. Our net cash provided by operating activities for the year ended December 31, 2022 was $158.2 million, compared to $29.6 million for the year ended December 31, 2021.
Cash Flows from Investing Activities
For the year ended December 31, 2022, our net cash used in investing activities was $27.1 million. For the year ended December 31, 2021, our net cash provided by investing activities was $73.4 million.
Activity for the year ended December 31, 2022:
•Purchases of property and equipment, which primarily consisted of maintenance expenditures, of $28.7 million;
•Property damage insurance proceeds related to the impacts of Hurricane Fiona of $6.4 million;
•Payment of $4.5 million in key money to the owner of one of our managed resorts;
•Purchases of intangible assets of $0.5 million; and
•Net proceeds from the sale of assets of $0.2 million.
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
Cash Flows from Financing Activities
Our net cash used in financing activities was $140.7 million for the year ended December 31, 2022, compared to $17.7 million of net cash provided by financing activities for the year ended December 31, 2021.
Activity for the year ended December 31, 2022:
•Net proceeds from our new 2022 Term Loan resulting from our December 2022 refinancing of $1,061.5 million;
•Repayment of the entire outstanding principal balance of our prior Term Loan of $941.9 million due to quarterly principal payments, a $24.4 million mandatory repayment as a result of the sale of Capri Resort in June 2021, and the December 2022 debt refinancing;
•Repayment of the entire outstanding balance of our Property Loan of $110.0 million;
•Repayment of the entire outstanding balance of our Term A1 Loan, Term A2 Loan, and Term A3 Loan of $93.3 million;
•Repurchases of ordinary shares of $44.6 million; and

•Issuance costs of debt for the December 2022 refinancing of $6.8 million.
Activity for the year ended December 31, 2021:
•Net proceeds from our January 2021 equity issuance of $137.7 million;
•Principal payments on our Term Loan, including the repayments as a result of the sale of Capri Resort, of $34.5 million; and
•Repayments on our Revolving Credit Facility of $84.7 million.
Share Repurchases and Dividends
In December 2018, our Board established a $100.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. Our Board reauthorized and renewed the repurchase authorization in September 2022 so that there was again $100.0 million available under the program. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the year ended December 31, 2022, we repurchased 7,838,992 ordinary shares under the program at an average price of $5.90 per share. During the year ended December 31, 2021, we did not repurchase any shares under the repurchase program. As of December 31, 2022, we had approximately $53.7 million remaining under our share repurchase program.
On February 9, 2023, our Board of Directors authorized a new $200.0 million share repurchase program, replacing the recent $100.0 million repurchase authorization announced in September 2022.
No cash dividends were paid for the year ended December 31, 2022. We also do not plan on paying cash dividends on our ordinary shares in the foreseeable future.
2022 Senior Secured Credit Facility
As of December 31, 2022, our total debt obligations were $1,105.7 million, which represents the $1,100.0 million principal amount outstanding under our 2022 Term Loan and 2022 Revolving Credit Facility, which together comprise our 2022 Senior Secured Credit Facility, and $5.7 million finance lease obligation, excluding $32.4 million of issuance discounts and $7.8 million of unamortized debt issuance costs.
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
We are required to apply judgment in determining the estimated useful lives of our property and equipment for purposes of calculating the amount of depreciation expense to record each year with respect to the assets. Changes to the significant assumptions or estimates of useful lives could materially affect our results of operations; however, there were no significant changes to our estimates of useful lives during the year ended December 31, 2022.
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
As of December 31, 2022, incorporating a 5.0% decline in our underlying undiscounted future cash flow projections would not result in the estimated cash flows falling below the carrying value for any of our asset groups.

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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. As of December 31, 2022, 100% of our outstanding indebtedness bore interest at floating rates, as our 2022 Term Loan incurs interest based on SOFR plus a margin of 4.25%.
•If market rates of interest on our SOFR-based floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $11.0 million annually, assuming the balance outstanding under our 2022 Revolving Credit Facility remained at $0 million.
•If market rates of interest on our SOFR-based floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $11.0 million annually, assuming the balance outstanding under our 2022 Revolving Credit Facility remained at $0 million.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our interest rate risk on our 2022 Term Loan.
Our outstanding interest rate swaps are designed to offset changes in LIBOR. We do not have any significant interest rate risk related to changes in LIBOR. LIBOR is currently more than 1.0% above the fixed rate paid by us of 2.85% and our interest rate swaps will mature on March 31, 2023.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2022 approximately 2% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 75% of our resort-level operating expenses for the year ended December 31, 2022 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2022 would have impacted our Owned Resort EBITDA by approximately $9.5 million on a year-to-date basis.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2022 would have impacted our Owned Resort EBITDA by approximately $6.4 million on a year-to-date basis.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2022 would have impacted our Owned Resort EBITDA by approximately $5.2 million on a year-to-date basis.
At this time, we do not have any outstanding derivatives or other financial instruments designed to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Tax and Valuation Allowances - Refer to Note 2 and Note 5 to the financial statements
Critical Audit Matter Description
The Company accounts for income taxes using the asset and liability method, under which the Company recognizes deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards in accordance with ASC 740. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including three-year cumulative earnings/loss and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carry forward periods available for tax reporting purposes, and prudent and feasible tax planning strategies. The Company’s valuation allowances were $160 million as of December 31, 2021, and $178 million as of December 31, 2022. The Company released $8.4 million of valuation allowances in 2022.
The Company’s valuation allowances have historically been material. Additionally, the analysis of valuation allowances is a subjective area of ASC 740 as the analysis includes the weighting of positive and negative evidence that is both objective and subjective in nature. Further, the Company’s profitability profile changed in the current year as the Company recovered from the recent years’ impact of the COVID-19 pandemic. As a result, certain valuation allowances were released in the current year.
We identified valuation allowances as a critical audit matter due to the significant judgments and assumptions management utilizes to estimate valuation allowances, including the release of current year valuation allowances that were established in prior years. This requires a high degree of auditor judgment and an increased level of effort, including the need to involve income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates of taxable income.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation allowances included the following, among others:
•We tested the design and effectiveness of controls over management's estimates of the realization of the deferred tax assets, including those over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•We evaluated the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable, particularly, the Company’s three-year cumulative income / loss analysis by tax paying component.
•We evaluated the Company’s transfer pricing methodology and the impact to the relevant operating results as part of the above evaluation.
•With the assistance of our income tax specialists, we assessed the reasonableness of management's estimates of taxable income by considering the four sources of income as prescribed under ASC 740:
1.Future reversals of existing taxable temporary differences (i.e., assessing the reasonableness of the Company’s estimate of the turning of its most significant deferred tax liabilities)
2.Future taxable income exclusion of reversing of temporary differences, leveraging the historic three-year cumulative income / loss analysis.
3.Taxable income in prior carryback year(s)
4.Tax planning strategies
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit (i.e., forecasted pre-tax income, if source applicable).
•Based on the above, with the assistance of our income tax specialists, we evaluated management's assessment that sufficient taxable income will likely be generated in the future to realize their net deferred tax assets.
•We assessed the appropriateness of the timing of any significant valuation allowance accrual or release to determine whether management has accounted for any change in evidence in the appropriate period.
•We evaluated whether management has included disclosures, beyond those specifically required by ASC 740, that are necessary to achieve the fair presentation of the financial statements as a whole or whether the disclosures are those that are necessary for the financial statements not to be misleading.
/s/ Deloitte & Touche LLP
McLean, VA
February 23, 2023
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Playa Hotels & Resorts N.V.
Fairfax, VA
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, VA
February 23, 2023

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$283,945	$270,088
Restricted cash	—	23,489
Trade and other receivables, net	62,946	45,442
Insurance recoverable	34,191	—
Accounts receivable from related parties	8,806	7,981
Inventories	20,046	18,076
Prepayments and other assets	44,177	38,640
Property and equipment, net	1,536,567	1,584,574
Derivative financial instruments	3,510	—
Goodwill, net	61,654	61,654
Other intangible assets	6,556	7,632
Deferred tax assets	7,422	—
Total assets	$2,069,820	$2,057,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$231,652	$160,222
Payables to related parties	6,852	5,050
Income tax payable	990	828
Debt	1,065,453	944,847
Related party debt	—	194,472
Derivative financial instruments	—	22,543
Other liabilities	30,685	29,882
Deferred tax liabilities	69,326	68,898
Total liabilities	1,404,958	1,426,742
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 168,275,504 shares issued and 158,228,508 shares outstanding as of December 31, 2022, and 166,646,284 shares issued and 164,438,280 shares outstanding as of December 31, 2021)	18,700	18,518
Treasury shares (at cost, 10,046,996 shares as of December 31, 2022 and 2,208,004 shares as of December 31, 2021)	(62,953)	(16,697)
Paid-in capital	1,189,090	1,177,380
Accumulated other comprehensive loss	(6,985)	(18,671)
Accumulated deficit	(472,990)	(529,696)
Total shareholders' equity	664,862	630,834
Total liabilities and shareholders' equity	$2,069,820	$2,057,576

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations
($ in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Package	$713,235	$437,950	$229,447
Non-package	129,494	88,592	40,746
Management fees	3,828	2,291	807
Cost reimbursements	9,706	5,806	2,189
Total revenue	856,263	534,639	273,189
Direct and selling, general and administrative expenses
Direct	459,030	326,979	209,832
Selling, general and administrative	186,608	119,895	104,188
Depreciation and amortization	78,372	81,508	92,570
Reimbursed costs	9,706	5,806	2,189
Impairment loss	—	24,011	55,619
Loss on sale of assets	6	676	2,021
Gain on insurance proceeds	—	—	(2,993)
Business interruption insurance recoveries	(7,226)	—	—
Direct and selling, general and administrative expenses	726,496	558,875	463,426
Operating income (loss)	129,767	(24,236)	(190,237)
Interest expense	(64,164)	(71,378)	(81,942)
Loss on extinguishment of debt	(18,307)	—	—
Other income (expense)	3,857	(1,471)	(1,164)
Net income (loss) before tax	51,153	(97,085)	(273,343)
Income tax benefit	5,553	7,403	10,973
Net income (loss)	$56,706	$(89,682)	$(262,370)

Earnings (loss) per share
Basic	$0.34	$(0.55)	$(1.98)
Diluted	$0.34	$(0.55)	$(1.98)
Weighted average number of shares outstanding during the period - Basic	164,782,886	163,370,410	132,210,205
Weighted average number of shares outstanding during the period - Diluted	166,077,802	163,370,410	132,210,205

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$56,706	$(89,682)	$(262,370)
Other comprehensive income (loss)
Gain (loss) on interest rate swaps (see Note 14)	11,737	11,737	(6,205)
Release of foreign currency translation reserve related to sale of Capri Resort (see Note 4)	—	140	—
Pension obligation (loss) gain, net of tax (see Note 16)	(51)	401	(102)
Total other comprehensive income (loss)	11,686	12,278	(6,307)
Comprehensive income (loss)	$68,392	$(77,404)	$(268,677)

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	129,121,576	$14,215	1,846,095	$(14,088)	$1,001,088	$(24,642)	$(174,236)	$802,337
Net loss	—	—	—	—	—	—	(262,370)	(262,370)
Other comprehensive loss	—	—	—	—	—	(6,307)	—	(6,307)
Equity issuance, net (see Note 9)	4,878,049	553	—	—	19,005	—	—	19,558
Share-based compensation, net of tax withholdings	911,774	103	12,592	(54)	10,055	—	—	10,104
Repurchase of ordinary shares	(340,109)	—	340,109	(2,500)	—	—	—	(2,500)
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(436,606)	$560,822
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(440,014)	$557,414
Net loss	—	—	—	—	—	—	(89,682)	(89,682)
Other comprehensive income	—	—	—	—	—	12,278	—	12,278
Equity issuance, net (see Note 9)	28,750,000	3,512	—	—	134,204	—	—	137,716
Share-based compensation, net of tax withholdings	1,116,990	135	9,208	(55)	13,028	—	—	13,108
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	56,706	56,706
Other comprehensive income	—	—	—	—	—	11,686	—	11,686
Share-based compensation	1,629,220	182	—	—	11,710	—	—	11,892
Repurchase of ordinary shares	(7,838,992)	—	7,838,992	(46,256)	—	—	—	(46,256)
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$56,706	$(89,682)	$(262,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,372	81,508	92,570
Amortization of debt discount and issuance costs	3,952	4,116	2,825
Loss on extinguishment of debt	18,307	—	—
Share-based compensation	11,892	13,163	10,158
(Gain) loss on derivative financial instruments	(14,316)	(12,060)	8,204
Impairment loss	—	24,011	55,619
Deferred income taxes	(6,994)	(10,017)	(11,472)
Loss on sale of assets	6	676	2,021
Amortization of key money	(1,228)	(622)	(907)
(Recovery of) provision for doubtful accounts	(870)	(672)	3,115
Other	456	701	(845)
Changes in assets and liabilities:
Trade and other receivables, net	(16,585)	(23,223)	42,702
Insurance recoverable	(40,579)	—	—
Accounts receivable from related parties	(825)	(378)	1,675
Inventories	(2,018)	(4,353)	1,132
Prepayments and other assets	(999)	8,798	(657)
Trade and other payables	68,759	43,130	(39,866)
Payables to related parties	1,802	(5,377)	453
Income tax payable	162	480	(2,904)
Other liabilities	2,230	(555)	(1,391)
Net cash provided by (used in) operating activities	158,230	29,644	(99,938)
INVESTING ACTIVITIES
Capital expenditures	(28,735)	(17,334)	(36,360)
Purchase of intangibles	(484)	(308)	(1,001)
Receipt of key money	—	1,863	8,500
Payment of key money	(4,500)	—	—
Proceeds from the sale of assets, net	182	89,179	58,273
Property damage insurance proceeds	6,388	—	—
Net cash (used in) provided by investing activities	(27,149)	73,400	29,412
FINANCING ACTIVITIES
Proceeds from debt issuance, net of discount	1,061,500	—	199,600
Issuance costs of debt	(6,812)	—	(8,677)
Proceeds from ordinary shares, net of issuance costs	—	137,716	19,558
Repayment of debt	(941,868)	(34,479)	(10,100)
Repayment of debt from related parties	(208,545)	(681)	—
Proceeds from borrowings on revolving credit facility	—	—	40,000
Repayments of borrowings on revolving credit facility	—	(84,667)	(15,333)
Repurchase of ordinary shares	(44,588)	—	(2,500)
Repurchase of ordinary shares for tax withholdings	—	(55)	(54)
Principal payments on finance lease obligations	(400)	(161)	(39)
Net cash (used in) provided by financing activities	(140,713)	17,673	222,455
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,632)	120,717	151,929
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$293,577	$172,860	$20,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$283,945	$293,577	$172,860

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows (Continued)
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$283,945	$270,088	$146,919
Restricted cash	—	23,489	25,941
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$283,945	$293,577	$172,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$75,492	$78,945	$70,017
Cash paid for income taxes, net	$1,098	$2,127	$4,414
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$2,328	$929	$1,441
Intangible assets capitalized but not yet paid	$—	$155	$114
Repurchase of ordinary shares not yet settled	$1,668	$—	$—
Par value of vested restricted share awards	$182	$135	$103
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$262	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$3,925	$2,333
Termination of right-of-use asset and operating lease liability	$—	$—	$646
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
We evaluate our estimates and assumptions periodically. Estimates are based on historical experience and on other factors that are considered to be reasonable under the circumstances. Significant accounting policies that require us to exercise judgment or make significant estimates include the useful lives of property and equipment, income taxes (including the valuation allowance), commitments and contingencies, long-lived asset and goodwill impairment testing, fair value of restricted share awards with market conditions, and fair value of financial instruments.
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

Foreign exchange gains and losses are presented in the Consolidated Statements of Operations within other income (expense). We recognized foreign currency losses of $0.9 million, $1.0 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. We did not recognize any impairment losses on property and equipment for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, we recognized impairment losses on property and equipment of $24.0 million and $35.9 million, respectively.
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
Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We provide a valuation allowance against deferred tax assets if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, we consider all available evidence, both positive and negative, including our recent cumulative earnings experience and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carryforward periods available to us for tax reporting purposes, and prudent and feasible tax planning strategies.
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
Share repurchase program and treasury shares
From time to time, our Board of Directors (the “Board”) may authorize repurchases of our outstanding ordinary shares. Shares repurchased under Board-authorized repurchase programs are currently held in treasury for general corporate purposes. Treasury shares are accounted for on the trade date under the cost method and recorded as treasury shares on the Consolidated Balance Sheets as a reduction to shareholders' equity.
Dividends
We must comply with the provisions of Dutch law, our Articles of Association and the covenants in our 2022 Senior Secured Credit Facility (as defined in Note 13) if we want to pay cash dividends. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of our shareholders at our general meeting of shareholders (the “General Meeting”), subject to a proposal from our Board, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our board of directors deems relevant.
Debt
Debt is carried at amortized cost. Debt issue costs and discount incurred on debt are recorded in the Consolidated Balance Sheets as direct deductions to the principal and are amortized over the term of the debt utilizing the effective interest rate method.
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
Goodwill
Goodwill arises in connection with business combinations and is generally allocated to our reporting units, which are also our operating segments, based on their relative fair values. Goodwill is allocated to our Yucatán Peninsula and Jamaica reportable segments and is reviewed for impairment annually on July 1st and October 1st, respectively, or more frequently if events or changes in circumstances indicate a potential impairment. No goodwill impairment was recognized for the years ended December 31, 2022 and 2021. We recognized $19.8 million of goodwill impairment for the year ended December 31, 2020.
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
Other intangible assets
The useful life for definite lived intangibles is determined to be equal to their economic life. An impairment loss is recognized for our indefinite or definite lived assets when the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2022, 2021 and 2020.

Revenue recognition
Revenue is recognized on an accrual basis when the rooms are occupied and services have been rendered. We primarily derive our revenue from the following sources:
•Package revenue: Revenues derived from all-inclusive packages purchased by our guests, which include room accommodations, food and beverage services and entertainment activities, are included in the package revenue line item of the Consolidated Statements of Operations and are considered one performance obligation. Contract liabilities consist of advanced deposits received from customers which are deferred until the rooms are occupied and the services have been rendered. Advance deposits are included in trade and other payables in the Consolidated Balance Sheets. Revenue is measured at the fair value of the consideration received or receivable, stated net of estimated discounts, rebates and value added taxes and recognized when our performance obligation of all-inclusive services is considered transferred to the customer.
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
Revenue from operations in the Dominican Republic is net of statutory withholdings for government mandated compulsory tips of $8.2 million, $4.5 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2022, 2021 and 2020, we recorded advertising costs of $23.0 million, $15.4 million and $11.3 million, respectively. Advertising costs are presented in the Consolidated Statements of Operations within selling, general and administrative expenses.
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
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive income (loss) in our Consolidated Statements of Comprehensive Income (Loss) and reclassified into interest expense in our Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet these criteria, then the change in fair value is recognized in interest expense. Cash flows from a derivative financial instrument that is classified as a cash flow hedge are recorded in the same category as the cash flows from the items being hedged in the Consolidated Statements of Cash Flows.
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
•our Board has approved the sale (to the extent that the dollar amount of the sale requires Board approval);
•a binding agreement to sell the resort has been signed under which the buyer has committed a significant amount of nonrefundable cash; and
•no significant financing contingencies exist that could prevent the transaction from being completed in a timely manner.
If these criteria are met, we will cease recording depreciation expense, record an impairment loss to the extent the carrying amount of the resort exceeds the fair value and classify the assets and related liabilities as held for sale on the Consolidated Balance Sheets. Assets and related liabilities classified as held for sale are measured at the lower of their carrying value or fair value less costs to sell. Gains on sales are recognized at the time of sale.
Accounting standards
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to us:

Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope.

ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848
The amendments in these updates provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

	The updates also defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.	January 2022
The adoption of ASU No. 2020-04 and ASU 2021-01 in January 2022 had no impact on our Consolidated Financial Statements as of December 31, 2022 as our variable rate debt is priced using the Secured Overnight Financing Rate (“SOFR”).

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

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 18) ($ in thousands):

	Year Ended December 31, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$247,684	$115,101	$193,527	$156,926	$(3)	713,235
Non-package revenue(1)	40,348	16,564	37,602	32,225	2,755	129,494
Management fees	137	—	—	—	3,691	3,828
Cost reimbursements	—	—	—	4,487	5,219	9,706
Total revenue	$288,169	$131,665	$231,129	$193,638	$11,662	$856,263
________
(1) Non-package revenue within Other includes licensing, marketing and other support fees earned from The Playa Collection, which is a third-party owned and operated membership program. Our revenues from The Playa Collection were $1.8 million for the year ended December 31, 2022.

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
Contract assets and liabilities

We do not have any material contract assets as of December 31, 2022 and 2021 other than trade and other receivables on our Consolidated Balance Sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 17) within trade and other payables on our Consolidated Balance Sheets. Our advanced deposits are generally recognized as revenue within one year.
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

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of December 31,
	2022	2021
Property and equipment, gross
Land, buildings and improvements	$1,765,130	$1,759,837
Fixtures and machinery(1)	88,333	84,264
Furniture and other fixed assets	213,005	205,141
Construction in progress	10,293	3,781
Total property and equipment, gross	2,076,761	2,053,023
Accumulated depreciation	(540,194)	(468,449)
Total property and equipment, net	$1,536,567	$1,584,574
________
(1) Includes the gross balance of our finance lease right-of-use assets of $6.3 million (see Note 8). Amortization expense for our finance lease assets was $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Depreciation expense for property and equipment was $76.9 million, $80.1 million and $90.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
For the years ended December 31, 2022, 2021 and 2020, we did not capitalize any interest expense.
Hurricane Fiona
On September 19, 2022, Hurricane Fiona, a Category 1 hurricane, made landfall on the eastern coast of the Dominican Republic and caused non-structural damage to the Hyatt Ziva and Hyatt Zilara Cap Cana, Hilton La Romana All-Inclusive Resort, Jewel Punta Cana and Jewel Palm Beach resorts. As a result of the hurricane, the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton La Romana All-Inclusive Resort were temporarily closed beginning in late September for necessary clean-up and repairs but have since reopened and were fully operational since November 2022. Our insurance policies provide coverage for business interruption, including lost profits, and reimbursement for costs related to the property damages and losses we have incurred.
As a result of Hurricane Fiona, we incurred $40.8 million of estimated clean-up and repair expenses and $0.7 million to write off damaged property and equipment and inventory, which were offset with our expected property damage insurance recoveries of $33.4 million. The net expense due to property damage is recorded within selling, general, and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2022.
We also incurred $8.8 million of unavoidable operating costs while the resorts were temporarily closed, which are included in direct expense and selling, general, and administrative expense. We expect to recover $7.2 million of unavoidable operating costs through insurance, after applying our deductible, which are included in business interruption insurance recoveries in the Consolidated Statements of Operations.
We received property damage insurance proceeds of $6.4 million in the fourth quarter of 2022 and $12.6 million of business interruption and property damage insurance proceeds in January and February 2023. We expect to receive the remaining proceeds in the first half of 2023.
The property we manage in the Dominican Republic, Sanctuary Cap Cana, also sustained damage from Hurricane Fiona and was temporarily closed in late September for necessary clean-up and repairs. The resort reopened on January 20, 2023.
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

On June 24, 2021, we completed the sale, received total cash consideration of $55.2 million, after customary closing costs, and recognized a loss of $0.5 million within loss on sale of assets in the Consolidated Statements of Operations. We utilized 50% of the Capri Resort's net proceeds of $24.4 million, after deducting incremental expenses, to repay a portion of our Term Loan on June 29,

2021. Any remaining net proceeds, after deducting capital expenditures incurred across our portfolio for up to 18 months following the sale, were required to be used to repay our Term Loan in December 2022. However, as we refinanced our Term Loan in December 2022 and Capri Resort was no longer in the collateral pool, no additional repayment was necessary.
Sale of Dreams Puerto Aventuras

On November 3, 2020, we entered into an agreement to sell the Dreams Puerto Aventuras, which was reported within our Yucatán Peninsula reportable segment, for $34.5 million in cash consideration. Upon entering into the agreement, we recorded an impairment loss of $10.6 million based on the sale price.

On February 5, 2021, we completed the sale and received total cash consideration of $34.3 million, after customary closing costs. The net proceeds from the sale, after deducting incremental expenses and capital expenditures incurred across our portfolio for up to 24 months following the sale, would have been required to be used to repay our Term Loan in February 2023. However, as we refinanced our Term Loan in December 2022 and the Dreams Puerto Aventuras is no longer in the collateral pool, no additional repayment is necessary.
Note 5. Income taxes
Net income (loss) before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$1,896	$1,517	$1,053
Foreign	49,257	(98,602)	(274,396)
Net income (loss) before tax	$51,153	$(97,085)	$(273,343)
The components of our income tax benefit for the years ended December 31, 2022, 2021 and 2020 were as follows ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Domestic	$—	$—	$431
Foreign	(1,243)	(2,706)	(892)
Total current income tax provision	(1,243)	(2,706)	(461)
Deferred
Domestic	5,333	—	(7,684)
Foreign	1,463	10,109	19,118
Total deferred income tax benefit	6,796	10,109	11,434
Income tax benefit	$5,553	$7,403	$10,973

Reconciliation of the Netherlands statutory income tax rate to actual income tax rate
A reconciliation of the Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
	2022		2021		2020
Income tax (provision) benefit at statutory rate	$(13,197)	25.8%	$24,272	25.0%	$68,336	25.0%
Differences between statutory rate and foreign rates	31,490	(61.6)%	16,741	17.2%	(598)	(0.2)%
Inflation adjustments	10,106	(19.8)%	7,312	7.5%	4,366	1.6%
Nondeductible interest and expenses	(5,202)	10.2%	(12,969)	(13.4)%	(19,893)	(7.3)%
Goodwill impairment	—	—%	—	—%	(4,900)	(1.8)%
Foreign exchange rate differences	(3,570)	7.0%	(7,950)	(8.2)%	(4,194)	(1.5)%
Dominican Republic tax classification	—	—%	—	—%	7,949	2.9%
Dutch and U.S. tax rate change	—	—%	2,753	2.8%	10,545	3.9%
Basis difference in fixed assets	—	—%	—	—%	(3,026)	(1.1)%
Change in valuation allowance	(13,941)	27.3%	(20,820)	(21.4)%	(48,213)	(17.6)%
Other	(133)	0.3%	(1,936)	(2.0)%	601	0.1%
Income tax benefit	$5,553	(10.8)%	$7,403	7.5%	$10,973	4.0%
We are domiciled in the Netherlands and are taxed in the Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25.8%.
For the year ended December 31, 2022, we recognized an income tax benefit of $5.6 million, resulting in an effective tax rate for the year of (10.8)%. The 2022 income tax benefit was driven primarily by a $10.1 million tax benefit associated with inflation adjustments related to our Dominican Republic and Mexico operations and a $31.5 million tax benefit from our rate-favorable jurisdictions. The 2022 income tax benefit was partially offset by $13.2 million expense on the tax impact of book income, $5.2 million tax expense on non-deductible stock compensation and other expenses, $3.6 million tax expense due to changes in foreign exchange rates, and a $13.9 million increase in our valuation allowance primarily due to current year losses that are not more likely than not realizable.
For the year ended December 31, 2021, we recognized an income tax benefit of $7.4 million, resulting in an effective tax rate for the year of 7.5%. The 2021 income tax benefit was driven primarily by a $24.3 million benefit on the tax impact of book losses, a $7.3 million tax benefit associated with inflation adjustments, a $16.7 million tax benefit from our rate-favorable jurisdictions, and a $2.8 million tax benefit on measurement of deferred tax assets and liabilities pursuant to statutory tax rate changes. The 2021 income tax benefit was partially offset by $13.0 million of tax expense on non-deductible stock compensation and other expenses, an $8.0 million tax expense due to changes in foreign exchange rates, a $20.8 million increase in our valuation allowance,1 and a $1.9 million tax expense on other miscellaneous items.
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
We have a taxable presence in a variety of jurisdictions worldwide, most significantly in Mexico, the Netherlands, the U.S., the Dominican Republic and Jamaica. We have been granted certain “tax holidays,” providing us with temporary income tax exemptions. Specifically, two of our entities in the Dominican Republic are under a tax holiday. Playa Romana Mar B.V. and Playa Dominican Resorts B.V. began a 15 year tax exemption period in 2019.
1 During 2021, we recorded a prior period adjustment that resulted in a $12.7 million increase to deferred tax assets and a $12.7 million increase to the valuation allowance at our Dutch legal entities. The adjustment had a $0 net impact to our 2021 income tax expense and has been excluded from the 2021 rate reconciliation.

Effects of Tax Legislative Changes
We were not significantly impacted by income tax legislative changes enacted in any jurisdictions for the year ended December 31, 2022.

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
Dominican Republic

Our Dominican Republic entities are potentially subject to income tax and asset tax. We account for the Dominican Republic hybrid tax expense in accordance with ASC 740, Income Taxes. Our Dominican Republic taxes for the years ended December 31, 2021 and December 31, 2020 were determined based upon Advanced Pricing Agreements (“APA”) approved by the Ministry of Finance of the Dominican Republic. We have not received any APAs for the year ended December 31, 2022.

During 2022, our Dominican Republic entities were subject to income tax and asset tax. For the year ended December 31, 2022, we recorded current tax expense of $0.3 million and deferred tax benefit of $0.5 million.

During 2021, our Dominican Republic entities were not subject to income tax. For the year ended December 31, 2021, we recorded a deferred tax benefit of $1.9 million.

During 2020, our Dominican Republic entities were not subject to income tax. We projected that they would be subject to income taxes in some of the foreseeable years and computed a hybrid tax rate for our deferred taxes. For the year ended December 31, 2020, we recorded deferred tax benefit of $7.9 million.
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

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows ($ in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Advance customer deposits	$2,263	$2,242
Trade payables and other accruals	11,022	9,441
Labor liability accrual	1,190	895
Lease obligation	981	584
Interest expense	48,995	31,895
Other assets	3,106	—
Net operating losses	143,959	143,098
Total deferred tax asset	211,516	188,155
Valuation allowance	(177,817)	(160,104)
Net deferred tax asset	33,699	28,051

Deferred tax liabilities
Accounts receivable and prepayments to vendors	582	164
Property and equipment	93,449	93,503
Other liabilities	1,572	3,282
Total deferred tax liability	95,603	96,949
Net deferred tax liability	$(61,904)	$(68,898)
As of December 31, 2022, we had approximately $520.6 million of foreign net operating loss carryforwards and $22.4 million of U.S. federal and state net operating loss carryforwards. The ability to utilize the tax net operating losses in any single year ultimately depends upon our ability to generate sufficient taxable income. The foreign net operating loss carryforwards begin to expire in 2024, and the U.S. federal net operating loss carryforwards begin to expire in 2035. An annual limitation may apply to the use of the U.S. operating loss carryforwards under the provisions of the Internal Revenue Code and similar state tax provisions that are applicable if the Company experiences an “ownership change.” We performed an analysis of the potential limitations on the utilization of net operating losses and determined that they are subject to limitations that would preclude the use of a portion of the net operating losses.
We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our subsidiaries. We intend to indefinitely reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future, except for repatriation of earnings that can be distributed without incurring significant tax expense.
The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2022, 2021 and 2020 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2022	$(160,104)	$(29,728)	$12,015	$(177,817)
December 31, 2021	$(123,967)	$(41,450)	$5,313	$(160,104)
December 31, 2020	$(79,788)	$(45,833)	$1,654	$(123,967)
The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2022, our valuation allowance relates primarily to net operating loss carryforwards which we do not expect to utilize, most notably in the Netherlands and certain legal entities in Mexico and Jamaica.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2022, in part because we have achieved three years of cumulative pretax income in the U.S. federal and state tax jurisdictions, as well as in certain foreign jurisdictions, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $8.4 million will be realized in future years and released the valuation allowance previously recorded against these deferred tax assets. The change in valuation allowance also includes a net $26.1 million increase in valuation allowance due to current year activity.

As of December 31, 2022, a valuation allowance has been maintained as a reserve on material net deferred tax assets, including loss carry forwards, where the future realization of these deferred tax assets is uncertain. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
We are subject to income taxes in a variety of global jurisdictions. We remain subject to U.S. federal and state examinations of our income tax returns for tax years 2017 to the present. We are also subject to income tax examinations in various foreign jurisdictions for tax years 2011 to the present. We consider the potential outcome of current and future examinations in our assessment of our uncertain tax positions. We had no uncertain tax positions as of December 31, 2022, 2021 and 2020.
Note 6. Related party transactions
Relationship with Hyatt and AMResorts
Hyatt Hotels Corporation (“Hyatt”) is considered a related party due to its ownership of our ordinary shares by its affiliated entities. Hyatt also had representation on our Board of Directors until August 18, 2021. We pay Hyatt fees associated with the franchise agreements of our resorts operating under the all-ages Hyatt Ziva and adults-only Hyatt Zilara brands and receive reimbursements for guests who pay for their stay using the World of Hyatt® guest loyalty program.
Hyatt also owns Apple Leisure Group (“ALG”), the brand management platform AMResorts, and various tour operators and travel agencies. We paid AMResorts and its affiliates, as operators of the Jewel Punta Cana and Jewel Palm Beach through December 20, 2022 and January 6, 2023, respectively, management and marketing fees, and sold all-inclusive packages through ALG’s tour operators and travel agencies.
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

Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds’ ownership of our ordinary shares. The affiliated funds managed by DKCM were also the lenders to our Property Loan and Additional Credit Facility, which consisted of our Term A1, Term A2 and Term A3 loans (see Note 13). We paid DKCM periodic interest payments related to the outstanding debt through December 16, 2022, when we repaid the principal balances of the Property Loan and Additional Credit Facility in connection with our debt refinancing (see Note 13).
An affiliate of DKCM is a lender of $25.0 million in aggregate principal of the 2022 Term Loan (as defined in Note 13).
Relationship with HG Vora Capital Management, LLC
HG Vora Capital Management, LLC is considered a related party due to its ownership of our ordinary shares and is a lender of $42.5 million in aggregate principal of the 2022 Term Loan (as defined in Note 13).
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2022, 2021 and 2020 were as follows ($ in thousands):

		Year Ended December 31,
Related Party	Transaction	2022	2021	2020
Revenues
ALG	Package revenue	$18,074	$2,750	$—
Sagicor	Cost reimbursements(1)	$5,113	$3,253	$1,870
Expenses
Hyatt	Franchise fees(2)	$29,774	$18,603	$9,937
Sagicor	Insurance premiums(2)	$1,131	$783	$927
Chief Executive Officer	Lease expense(3)	$786	$802	$770
DKCM	Interest expense(4)	$27,425	$21,921	$—
DKCM	Early termination and other fees(5)	$5,226	$—	$—
AMResorts	Management fees(2)	$3,279	$607	$—
AMResorts	Marketing fees(3)	$3,702	$615	$—
________
(1)Equivalent amount included as reimbursed costs in the Consolidated Statements of Operations.
(2)Included in direct expense in the Consolidated Statements of Operations with the exception of certain immaterial fees associated with the Hyatt franchise agreements, which are included in selling, general, and administrative expense.
(3)Included in selling, general, and administrative expense in the Consolidated Statements of Operations.
(4)Includes interest expense and amortization of deferred financing costs and discounts incurred through the date the Property Loan and Additional Credit Facility were repaid, as well as $6.3 million of unamortized deferred financing costs and discounts which were written off and included in loss on extinguishment of debt in the Consolidated Statements of Operations.
(5)Included in loss on extinguishment of debt in the Consolidated Statements of Operations.
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
The Dutch Corporate Income Tax Act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. With the exception of Playa Dominican Resort B.V., Playa Romana B.V., Playa Romana Mar B.V. and Playa Hotels & Resorts N.V., our Dutch companies file as a fiscal unity. Playa Resorts Holding B.V. is the head of our Dutch fiscal unity and all members of the fiscal unity are jointly and severally liable for the tax liabilities of the fiscal unity as a whole.
In 2015, the local taxing authorities in Mexico challenged $3.4 million of value added tax (“VAT”) receivable that was recognized in connection with the renovation of the Hyatt Ziva Cancún. During the second quarter of 2022, the tax authorities ruled in our favor resulting in receipt of the VAT and an additional $6.2 million for interest and inflation since the date the VAT refund was requested. The gain of $6.2 million is reported within other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2022.
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

Our future minimum lease payments as of December 31, 2022 were as follows ($ in thousands):

	Operating Leases	Finance Leases
Minimum future lease payments
2023	$687	$848
2024	547	853
2025	572	859
2026	591	864
2027	609	870
Thereafter	956	3,587
Total minimum future lease payments	3,962	7,881
Less: imputed interest	(490)	(2,224)
Total lease liability(1)	$3,472	$5,657
________
(1) Operating and finance leases are included in other liabilities and debt, respectively, in our Consolidated Balance Sheets.

The following table presents the components of lease expense and supplemental cash flow information ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease expense(1)	$2,319	$2,292	$2,497
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$825	$731	$721
Operating cash outflows for finance leases	$443	$278	$112
Financing cash outflows for finance leases	$400	$161	$39
________
(1) Includes variable and short term lease expenses.

The following table presents other relevant information related to our leases as of December 31, 2022:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	6.32 years	10.29 years
Weighted-average discount rate (1)	4.09%	7.73%
________
(1) The discount rates applied to each operating lease reflect our estimated incremental borrowing rate, which was determined based on lending rates specific to the type of leased real estate. The discount rates applied to our finance leases were implicit in the lease.

We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

		Year Ended December 31,
Leases	Financial Statement Classification	2022	2021	2020
Operating lease income (1)	Non-package revenue	$4,197	$3,086	$1,753
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

During the years ended December 31, 2022 and 2020, we repurchased 7,838,992 and 340,109 ordinary shares, respectively, under the program at an average price of $5.90 and $7.35 per share, respectively. During the year ended December 31, 2021, we did not repurchase any shares under the repurchase program. As of December 31, 2022, we had approximately $53.7 million remaining under our share repurchase program.
On June 12, 2020, we issued 4,878,049 ordinary shares in a private placement exempt from registration under the Securities Act in connection with our capital raising efforts. We received $19.6 million in cash consideration, after customary closing costs.
On January 11, 2021, we issued 28,750,000 ordinary shares in connection with a public equity offering. We received $137.7 million in cash consideration, net of underwriting discounts and customary closing costs.
As of December 31, 2022, our ordinary share capital consisted of 158,228,508 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 3,592,618 restricted shares and 25,326 restricted share units were outstanding under the 2017 Plan (as defined in Note 11). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 10. Warrants
We previously issued 3,000,000 warrants (the “Earnout Warrants”) which entitled the holders to acquire one ordinary share for each Earnout Warrant for an exercise price of €0.10 per ordinary share in the event that the price per share underlying the Earnout Warrants on the Nasdaq was greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within the five years after March 12, 2017. As of December 31, 2021, there were 2,987,770 Earnout Warrants outstanding, none of which were exercisable as of such date. On March 12, 2022, all of the outstanding Earnout Warrants expired by their terms.
Note 11. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. The Compensation Committee of our Board of Directors may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards under the 2017 Plan, under which 12,000,000 shares are authorized and available for grant. As of December 31, 2022, there were 3,544,837 shares available for future grants under the 2017 Plan. Compensation expense related to the 2017 Plan is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

Restricted share awards
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares) subject to restrictions and a risk of forfeiture. Restricted share awards issued to employees and executives generally vest over a period of three years, where one-third of the award vests on each of the first three anniversaries of the grant date of the award. Restricted shares issued to our directors for their services as directors vest one year from the grant date of the award.
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

A summary of our restricted share awards from January 1, 2022 to December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	3,006,791	$6.50
Granted	1,034,850	8.20
Vested	(1,612,799)	6.88
Forfeited	(140,021)	7.56
Unvested balance at December 31, 2022	2,288,821	$6.94

The following table provides additional information on our restricted share awards for the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value	$8.20	$5.45	$7.92
Fair value of vested restricted share awards	$13,086	$7,455	$4,837
Share-based compensation expense	$8,665	$10,645	$9,123

As of December 31, 2022, the unrecognized compensation cost related to restricted share awards was $8.0 million and is expected to be recognized over a weighted-average period of 1.7 years.

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
January 2, 2020 (3)
Total Shareholder Return	50%	$1,334	24.87%	1.58%	—%
Adjusted EBITDA Comparison	50%	$2,187	—%	—%	—%
January 4, 2021
Peer Shareholder Return	50%	$3,088	57.69%	0.16%	—%
Growth Rate	50%	$2,230	57.69%	0.16%	—%
January 4, 2022
Peer Shareholder Return	50%	$1,689	67.79%	1.01%	—%
Growth Rate	50%	$1,346	67.79%	1.01%	—%
________
(1) Expected volatility for 2020 and 2021 grants was determined based on the historical share prices in our industry. Expected volatility for 2022 grants was determined based on Playa's historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
(3) Due to the adverse effects of COVID-19, all outstanding performance share awards were voluntarily waived and forfeited during the fourth quarter of 2020 and accounted for as cancellations under ASC 718. These performance share awards were returned to the pool of shares available for future grants under the 2017 Plan.

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

A summary of our performance share awards from January 1, 2022 to December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,027,519	$5.18
Granted	374,998	8.10
Vested	(16,421)	4.34
Forfeited	(56,973)	4.34
Unvested balance at December 31, 2022	1,329,123	$6.05

The following table provides additional information on our performance share awards for the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value	$8.10	$5.18	$6.38
Fair value of vested performance share awards	$130	$—	$—
Share-based compensation expense	$3,227	$2,518	$1,035

As of December 31, 2022, the unrecognized compensation cost related to performance share awards was $3.6 million and is expected to be recognized over a weighted-average period of 1.6 years.
Note 12. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) were as follows ($ in thousands, except share data):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net income (loss)	$56,706	$(89,682)	$(262,370)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	164,782,886	163,370,410	132,210,205
Effect of dilutive securities
Unvested performance share awards	546,790	—	—
Unvested restricted share awards	748,126	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	166,077,802	163,370,410	132,210,205
EPS - Basic	$0.34	$(0.55)	$(1.98)
EPS - Diluted	$0.34	$(0.55)	$(1.98)

For the years ended December 31, 2022 and 2021, unvested performance share awards of 187,500 and 1,027,519, respectively, were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards were partially achieved as of December 31, 2022 and 2021. As of December 31, 2020, there were no unvested performance share awards.

For the year ended December 31, 2022, we had no anti-dilutive unvested restricted share awards. For the years ended December 31, 2021, and 2020, unvested restricted share awards of 3,006,791 and 2,225,139, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the years ended December 31, 2021 and 2020, outstanding Earnout Warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period. On March 12, 2022, all of our outstanding warrants expired and had no impact on diluted EPS for the year ended December 31, 2022.

Note 13. Debt
Our debt consists of the following as of December 31, 2022 and 2021 ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	December 31, 2022
Senior Secured Credit Facilities
2022 Revolving Credit Facility (1)	SOFR + 3.75%	January 5, 2028	$—
2022 Term Loan (2)	SOFR + 4.25%	January 5, 2029	1,100,000
Total Senior Secured Credit Facilities (at stated value)			1,100,000
Unamortized discount			(32,428)
Unamortized debt issuance costs			(7,776)
Total Senior Secured Credit Facilities, net			$1,059,796

Finance lease obligations (3)			$5,657

Total debt, net			$1,065,453

			Outstanding Balance as of
	Interest Rate	Maturity Date	December 31, 2021
Senior Secured Credit Facilities
Revolving Credit Facility (1)	LIBOR + 4.00%	January 27, 2024	$—
Term Loan (4)	LIBOR + 2.75%	April 27, 2024	941,868
Term A1 Loan	11.4777%	April 27, 2024	35,000
Term A2 Loan	11.4777%	April 27, 2024	31,000
Term A3 Loan (4)	LIBOR + 3.00%	April 27, 2024	27,319
Total Senior Secured Credit Facilities (at stated value)			1,035,187
Unamortized discount			(1,153)
Unamortized debt issuance costs			(4,207)
Total Senior Secured Credit Facilities, net			$1,029,827

Property Loan
Property Loan (at stated value)	9.25%	July 1, 2025	$110,000
Unamortized discount			(3,107)
Unamortized debt issuance costs			(3,459)
Total Property Loan, net			$103,434

Finance lease obligations (3)			$6,058

Total debt, net			$1,139,319
_______
(1)Undrawn balances bear interest between 0.25% and 0.50% depending on certain leverage ratios. We had $225.0 million and $85.0 million available as of December 31, 2022 and 2021, respectively.
(2)One-month SOFR was subject to a 0.50% floor. The effective interest rate for the 2022 Term Loan was 8.58% as of December 31, 2022.
(3)Interest expense for our finance leases was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)One-month LIBOR was subject to a 1.00% floor. The effective interest rate for the Term Loan and Term A3 Loan was 3.75% and 4.00%, respectively, as of December 31, 2021. Our two interest rate swaps fixed LIBOR at 2.85% on $800.0 million of our Term Loan (see Note 14).

Aggregate debt maturities for future annual periods are as follows ($ in thousands):

As of December 31, 2022
2022 Term Loan
2023	$11,000
2024	11,000
2025	11,000
2026	11,000
2027	11,000
Thereafter	1,045,000
Total debt maturities	$1,100,000
Senior Secured Credit Facility
Playa Resorts Holding B.V., a subsidiary of ours, previously held a senior secured credit facility (“Senior Secured Credit Facility”) dated as of April 27, 2017, which consisted of a term loan facility that was scheduled to mature on April 27, 2024 (“Term Loan”) and a revolving credit facility that was scheduled to mature on January 27, 2024 (“Revolving Credit Facility”). The Term Loan bore interest at a rate per annum equal to LIBOR plus 2.75% (where the applicable LIBOR rate has a 1.00% floor). The Revolving Credit Facility bore interest at LIBOR plus 4.00%. We were required to pay a commitment fee ranging from 0.25% to 0.50% per annum on the average daily undrawn balance of the Revolving Credit Facility.
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
Second Restatement Agreement
On December 16, 2022, we entered into the Second Restatement Agreement to amend and restate our Senior Secured Credit Facility (the “Restated Credit Facility”). The Restated Credit Facility consists of (i) a $225.0 million revolving line of credit with a maturity date of January 5, 2028 (the “2022 Revolving Credit Facility”) and (ii) a $1.1 billion term loan with a maturity of January 5, 2029 (the “2022 Term Loan” and collectively with the 2022 Revolving Credit Facility, the “2022 Senior Secured Credit Facility”). The 2022 Revolving Credit Facility also includes a $25.0 million subfacility for the issuance of standby letters of credit and $25.0 million of the 2022 Revolving Credit Facility is available as swingline loans. The Restated Credit Facility includes provisions permitting future increases in the amount of term loans and revolving loan commitments, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions.
The 2022 Term Loan bears interest at our option of either a base rate plus a margin of 3.25% or SOFR plus a margin of 4.25% (where the applicable SOFR rate has a 0.50% floor). The 2022 Revolving Credit Facility bears interest at our option of either a base rate plus a margin ranging from 2.25% to 2.75% or SOFR plus a margin ranging from 3.25% to 3.75%, in each case, depending on the level of our consolidated secured net leverage ratio in effect from time to time. In addition, under the 2022 Revolving Credit Facility, we will pay an unused commitment fee on the average daily undrawn amount at a rate that varies between 0.25% and 0.50%, depending on the level of our consolidated secured net leverage ratio in effect from time to time.
The obligations under the Restated Credit Facility guaranteed by substantially all of our material subsidiaries, subject to certain exceptions. The obligations are further guaranteed by the Company on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of the Borrower. The obligations are further secured by, among other things, a lien on (i) all hotels located in Mexico, (ii) certain personal property associated with such hotel properties and (iii) pledges of equity interests in certain subsidiaries that directly or indirectly own equity interests in any hotel property or certain management companies.
The proceeds received from the 2022 Term Loan were used to repay the existing Term Loan, and the Term A1 Loan, Term A2 Loan, Term A3 Loan, and Property Loan under our former Additional Credit Facility, and for other corporate purposes.
The 2022 Term Loan and repayment of our existing Term Loan were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $6.8 million and transaction costs of $12.9 million. The transaction costs are included in selling, general, and administrative expense in the Consolidated Statements of Operations.

The repayment of the Term A1 Loan, Term A2 Loan, Term A3 Loan, and Property Loan was accounted for as an extinguishment of debt. We were required to pay early termination and other fees of $5.2 million and expense $6.3 million of unamortized discounts and debt issuance costs, which resulted in a loss on extinguishment of debt of $11.5 million.
Finance lease obligation
On July 1, 2020, we entered into a twelve-year finance lease arrangement with a third-party for the construction, management and maintenance of a thermal energy plant located at the Hyatt Ziva and Hyatt Zilara Cap Cana. We recognized a $2.3 million right-of-use asset and lease liability within property and equipment, net and debt, respectively, on the Consolidated Balance Sheets.

On October 1, 2021, we entered into a ten-year finance lease arrangement with a third-party for the construction, management and maintenance of a thermal energy plant located at the Hilton La Romana All-Inclusive Resort. We recognized a $3.9 million right-of-use asset and lease liability within property and equipment, net and debt, respectively, on the Consolidated Balance Sheets.
Financial maintenance covenants
We were in compliance with all applicable covenants as of December 31, 2022. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
2022 Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the 2022 Revolving Credit Facility.
During the second quarter of 2022, our restricted cash balance related to our Property Loan was released into unrestricted cash as the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton Rose Hall Resort & Spa properties achieved the required debt service coverage ratio for two consecutive quarters. We had no restricted cash as of December 31, 2022.
Note 14. Derivative financial instruments
Our two interest rate swaps previously mitigated the interest rate risk inherent to our floating rate debt that was tied to LIBOR, including the Revolving Credit Facility and Term Loan. The interest rate swaps are not for trading purposes and have fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us is 2.85% and the variable rate received resets monthly to the one-month LIBOR rate, which resulted in us fixing LIBOR at 2.85% on $800.0 million of our Term Loan. The interest rate swaps mature on March 31, 2023.

Our interest rate swaps were designated as cash flow hedges, but were deemed ineffective due to the decrease in interest rates in February 2020. All changes in fair value are recognized through interest expense in the Consolidated Statements of Operations.

The following tables present the effect of our interest rate swaps, net of tax, in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	2022	2021	2020
AOCI from our cash flow hedges as of January 1	$14,632	$26,369	$20,164
Change in fair value	—	—	16,956
Reclassification from AOCI to interest expense	(2,894)	(2,894)	(1,908)
OCI related to our cash flow hedges for the three months ended March 31	(2,894)	(2,894)	15,048
Change in fair value	—	—	—
Reclassification from AOCI to interest expense	(2,926)	(2,926)	(2,926)
OCI related to our cash flow hedges for the three months ended June 30	(2,926)	(2,926)	(2,926)
Change in fair value	—	—	—
Reclassification from AOCI to interest expense	(2,958)	(2,958)	(2,958)
OCI related to our cash flow hedges for the three months ended September 30	(2,958)	(2,958)	(2,958)
Change in fair value	—	—	—
Reclassification from AOCI to interest expense	(2,959)	(2,959)	(2,959)
AOCI from our cash flow hedges as of December 31(1)	$2,895	$14,632	$26,369
________
(1) As of December 31, 2022, the total amount expected to be reclassified from AOCI to interest expense during the remaining three month term is $2.9 million, which represents prior losses recognized in AOCI when our interest rate swaps were deemed effective hedges.

Derivative Instruments for Ineffective Hedges	Financial Statement Classification	Year Ended December 31,
		2022	2021	2020
Interest rate swaps(1)	Interest expense	$(4,948)	$10,223	$26,299
________
(1) Includes the (gain) or loss from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.

The following tables present the effect of our interest rate swaps in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 ($ in thousands):

Derivative Assets for Ineffective Hedges	Financial Statement Classification	As of December 31,
		2022	2021
Interest rate swaps	Derivative financial instruments	$3,510	$—

Derivative Liabilities for Ineffective Hedges	Financial Statement Classification	As of December 31,
		2022	2021
Interest rate swaps	Derivative financial instruments	$—	$22,543

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

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of December 31, 2022 and 2021. Our only Level 3 financial instrument in our Consolidated Financial Statements is our pension obligation (refer to Note 16 for further discussion).
The following tables present our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 ($ in thousands):

Financial Assets	December 31, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$3,510	$—	$3,510	$—

Financial Liabilities	December 31, 2021	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$22,543	$—	$22,543	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2022 and 2021 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
2022 Term Loan	$1,059,796	$—	$—	$1,114,860
Total liabilities	$1,059,796	$—	$—	$1,114,860

	Carrying Value	Fair Value
	As of December 31, 2021	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan	$938,788	$—	$—	$924,917
Term A1 Loan	34,151	—	—	35,598
Term A2 Loan	30,248	—	—	31,530
Term A3 Loan	26,640	—	—	27,006
Property Loan	103,434	—	—	111,593
Total liabilities	$1,133,261	$—	$—	$1,130,644
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

Financial instruments not recorded at fair value
Term Loans and Property Loan	The fair value of our Term Loans and Property Loan are estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facilities	The valuation technique of our Revolving Credit Facilities is consistent with our Term Loans. The fair value of the Revolving Credit Facilities generally approximates its carrying value as the expected term is significantly shorter in duration.

Note 16. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Our pension obligation is a Level 3 financial instrument that is recorded at fair value and calculated using actuarial valuations by applying the “projected unit credit method.” The fair value as of December 31, 2022 and 2021 was determined based on the application of certain assumptions including a discount rate, mortality (using the EMSSAH-09 and EMSSAM-09 mortality tables), salary increase and estimated personnel turnover and disability.

The following table sets forth our pension obligation, funded status and accumulated pension obligation as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31,
	2022	2021
Change in pension obligation
Balance at beginning of period	$5,990	$6,231
Service cost	857	832
Interest cost	517	423
Actuarial loss (gain)	379	(266)
Effect of foreign exchange rates	431	(194)
Curtailment	—	29
Benefits paid	(397)	(1,065)
Balance at end of period	$7,777	$5,990
Underfunded status	(7,777)	(5,990)
Accumulated pension obligation	$(5,486)	$(4,265)

There were no plan assets as of December 31, 2022 or 2021 as contributions are made only to the extent benefits are paid. The underfunded status of the plan is recorded in other liabilities in the Consolidated Balance Sheets. Actuarial gains and losses are recognized in the Consolidated Statements of Operations.

The following table presents the components of net periodic pension cost for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Service cost	$857	$832	$822
Interest cost	517	423	428
Effect of foreign exchange rates	431	(194)	(560)
Amortization of prior service cost	1	1	1
Amortization of loss	—	2	6
Compensation-non-retirement post-employment benefits	237	694	214
Settlement and curtailment gain	(82)	(406)	(289)
Total net periodic pension cost	$1,961	$1,352	$622

The service cost component of net periodic pension cost is recorded within direct expense in the Consolidated Statements of Operations, while all other components are recorded within other income (expense).

The weighted-average assumptions used to determine the pension obligation as of December 31, 2022 and 2021 and the net periodic pension cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	As of December 31,
	2022	2021	2020
Discount rate	9.22%	8.00%	7.10%
Rate of compensation increase	4.79%	4.79%	4.79%

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

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

As of December 31, 2022
2023	$849
2024	935
2025	1,000
2026	1,056
2027	1,126
Thereafter	5,324
Total expected plan payments	$10,290
Note 17. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31,
	2022	2021
Gross trade and other receivables(1)	$63,396	$47,382
Allowance for doubtful accounts	(450)	(1,940)
Total trade and other receivables, net	$62,946	$45,442
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

During the years ended December 31, 2022 and 2021, we reversed $1.5 million and $0.8 million, respectively, of our allowance for doubtful accounts and bad debt expense as a result of cash collections following the economic recovery from the COVID-19 pandemic. During the year ended December 31, 2020, we recognized bad debt expense of $3.1 million primarily as result of the COVID-19 pandemic and its effect on tour operators and travel agencies.

The change in the allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions(1)	Balance at December 31
December 31, 2022	$(1,940)	$(656)	$2,146	$(450)
December 31, 2021	$(2,913)	$(107)	$1,080	$(1,940)
December 31, 2020	$(1,765)	$(3,115)	$1,967	$(2,913)
________
(1)    Includes reversals of our bad debt expense and write offs of our allowance for doubtful accounts.
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31,
	2022	2021
Advances to suppliers	$12,683	$8,327
Prepaid income taxes	11,809	11,101
Prepaid other taxes(1)	4,539	7,995
Operating lease right-of-use assets	2,968	3,766
Key money(2)	6,735	2,376
Other assets	5,443	5,075
Total prepayments and other assets	$44,177	$38,640
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
(2) Includes a payment of $4.5 million in key money to the owner of one of our managed resorts in October 2022.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the years ended December 31, 2022 and 2021. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 18) as of December 31, 2022 and 2021 were as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654
A summary of our goodwill impairment losses, by reporting unit, recognized within impairment loss in the Consolidated Statements of Operations for the year ended December 31, 2020 is as follows ($ in thousands):

Reporting Unit	Reportable Segment	Year Ended December 31, 2020
Jewel Runaway Bay Beach Resort & Waterpark	Jamaica	$7,604
Jewel Dunn’s River Beach Resort & Spa	Jamaica	$5,612
Jewel Paradise Cove Beach Resort & Spa	Jamaica	$4,489
Hilton Rose Hall Resort & Spa	Jamaica	$2,083

Other intangible assets
Other intangible assets as of December 31, 2022 and 2021 consisted of the following ($ in thousands):

	As of December 31,
	2022	2021
Gross carrying value
Casino and other licenses(1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system(2)	6,375	6,402
Other	4,499	4,073
Total gross carrying value	13,649	13,250

Accumulated amortization
Management contract	(428)	(333)
Enterprise resource planning system(2)	(2,771)	(1,895)
Other	(3,894)	(3,390)
Total accumulated amortization	(7,093)	(5,618)

Net carrying value
Casino and other licenses(1)	875	875
Management contract	1,472	1,567
Enterprise resource planning system(2)	3,604	4,507
Other	605	683
Total net carrying value	$6,556	$7,632
________
(1) Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning system, of which $0.2 million and $0.9 million was placed into service in 2022 and 2021, respectively, and is being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $1.5 million, $1.4 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense for our intangible assets with finite lives is expected to be as follows ($ in thousands):

As of December 31, 2022
2023	$1,336
2024	1,115
2025	1,008
2026	672
2027	390
Thereafter	1,160
Total future amortization expense	$5,681

Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31,
	2022	2021
Trade payables	$28,422	$23,843
Advance deposits(1)	83,262	62,644
Withholding and other taxes payable	31,111	32,655
Interest payable	3,996	99
Payroll and related accruals	29,273	23,998
Accrued expenses and other payables(2)	55,588	16,983
Total trade and other payables	$231,652	$160,222
________
(1) The opening balance as of January 1, 2021 was $29.7 million.
(2) As of December 31, 2022, accrued expenses and other payables includes approximately $1.7 million related to share repurchases not yet settled and $29.7 million of unpaid clean up and repair expenses related to Hurricane Fiona.
Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31,
	2022	2021
Pension obligation	$7,777	$5,990
Operating lease liabilities	3,472	4,298
Unfavorable ground lease liability	1,857	1,967
Key money	15,362	16,731
Other	2,217	896
Total other liabilities	$30,685	$29,882
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the years ended December 31, 2022, 2021 and 2020, we have excluded the immaterial amounts of management fees, cost reimbursements and other from our segment reporting.
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
We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) loss on extinguishment of debt; (d) other income (expense); (e) repairs from hurricanes and tropical storms; (f) contract termination costs; (g) share-based compensation; (h) other tax expense; (i) transaction expense; and (j) severance expense. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.

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
The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Owned net revenue (1)
Yucatán Peninsula	$280,161	$188,911	$109,629
Pacific Coast	128,210	76,811	33,065
Dominican Republic	230,972	149,774	49,898
Jamaica	180,318	97,036	69,173
Segment owned net revenue	819,661	512,532	261,765
Other	2,752	974	367
Management fees	3,828	2,291	807
Cost reimbursements	9,706	5,806	2,189
Compulsory tips	20,316	13,036	8,061
Total revenue	$856,263	$534,639	$273,189
________
(1) Includes $3.0 million in business interruption insurance recoveries for the year ended December 31, 2020 related to the temporary suspension of operations from the COVID-19 pandemic.

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income (loss) for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Owned Resort EBITDA
Yucatán Peninsula	$105,416	$59,538	$17,783
Pacific Coast	51,148	23,776	4,281
Dominican Republic(1)	76,854	38,141	(6,694)
Jamaica	56,279	14,826	(1,284)
Segment Owned Resort EBITDA	289,697	136,281	14,086
Other corporate(2)	(50,906)	(39,401)	(36,066)
Management fees	3,828	2,291	807
Adjusted EBITDA	242,619	99,171	(21,173)
Interest expense	(64,164)	(71,378)	(81,942)
Depreciation and amortization	(78,372)	(81,508)	(92,570)
Impairment loss	—	(24,011)	(55,619)
Loss on sale of assets	(6)	(676)	(2,021)
Loss on extinguishment of debt	(18,307)	—	—
Other income (expense)	3,857	(1,471)	(1,164)
Repairs from hurricanes and tropical storms	(8,074)	(475)	(1,542)
Contract termination fees	—	(400)	—
Share-based compensation	(11,892)	(13,163)	(10,158)
Other tax expense	(502)	(617)	(613)
Transaction expense	(15,110)	(1,321)	(2,497)
Severance expense	—	(1,756)	(3,844)
Non-service cost components of net periodic pension cost (benefit)(3)	1,104	520	(200)
Net income (loss) before tax	51,153	(97,085)	(273,343)
Income tax benefit	5,553	7,403	10,973
Net income (loss)	$56,706	$(89,682)	$(262,370)
________
(1) Includes $7.2 million of business interruption insurance recoveries for the year ended December 31, 2022 related to unavoidable operating costs incurred, net of our deductible, while our resorts were temporarily closed due to the impact of Hurricane Fiona.
(2) Includes revenue generated by The Playa Collection of $1.8 million for the year ended December 31, 2022.
(3) Represents the non-service cost components of net periodic pension cost or benefit recorded within other income (expense) in the Consolidated Statements of Operations. We include these costs in Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31,
	2022	2021
Segment property and equipment, gross
Yucatán Peninsula	$676,218	$667,618
Pacific Coast	291,372	288,309
Dominican Republic	690,181	684,187
Jamaica	413,563	408,107
Total segment property and equipment, gross	2,071,334	2,048,221
Corporate property and equipment, gross	5,427	4,802
Accumulated depreciation	(540,194)	(468,449)
Total property and equipment, net	$1,536,567	$1,584,574
The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Segment capital expenditures
Yucatán Peninsula	$10,018	$4,957	$4,487
Pacific Coast	4,782	1,138	1,345
Dominican Republic	8,163	3,417	9,966
Jamaica	6,304	4,210	3,112
Total segment capital expenditures	29,267	13,722	18,910
Corporate	698	353	160
Total capital expenditures(1)	$29,965	$14,075	$19,070
________
(1) Represents gross additions to property and equipment excluding our finance leases.
Note 19. Subsequent events
For our Consolidated Financial Statements as of December 31, 2022, we evaluated subsequent events through February 23, 2023, which is the date the Consolidated Financial Statements were issued.
During the period from January 1, 2023 through January 31, 2023, we purchased 1,541,689 shares at an average price of $6.57 per share. As of January 31, 2023, we had $43.6 million remaining under our $100.0 million share repurchase program.
On February 9, 2023, our Board of Directors authorized a new $200.0 million share repurchase program, which authorization replaced our $100.0 million repurchase authorization announced in September 2022.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheets
($ in thousands)

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$13,092	$8,903
Intercompany receivables from subsidiaries	226	79
Prepayments and other assets	164	100
Investment in subsidiaries	746,487	773,471
Total assets	$759,969	$782,553
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$1,975	$410
Advances from subsidiaries	93,132	151,309
Total liabilities	95,107	151,719
Total shareholders’ equity	664,862	630,834
Total liabilities and shareholders' equity	$759,969	$782,553

The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statements of Operations
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
Revenue	$—	$—	$—
Selling, general and administrative expenses	(12,827)	(14,143)	(11,099)
Operating loss	(12,827)	(14,143)	(11,099)
Other income (expense)	58,171	(4)	(5)
Interest income	31	—	—
Net income (loss) before equity in net income (loss) of subsidiaries	45,375	(14,147)	(11,104)
Equity in net income (loss) of subsidiaries	11,331	(75,535)	(251,266)
Net income (loss)	$56,706	$(89,682)	$(262,370)
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statements of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$48,777	$(347)	$2,398
INVESTING ACTIVITIES
Investment in subsidiaries	—	(139,000)	(161,000)
Net cash used in investing activities	—	(139,000)	(161,000)
FINANCING ACTIVITIES
Advances from subsidiaries	—	—	151,309
Repurchase of ordinary shares	(44,588)	—	(2,500)
Proceeds from ordinary shares, net of issuance costs	—	137,716	20,000
Net cash (used in) provided by financing activities	(44,588)	137,716	168,809
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,189	(1,631)	10,207
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$8,903	$10,534	$327
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$13,092	$8,903	$10,534
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash repurchases of ordinary shares for tax withholdings	$—	$55	$54
Non-cash equity issuance costs	$—	$—	$442
Par value of vested restricted share awards	$182	$135	$103
Repurchase of ordinary shares not yet settled	$1,668	$—	$—

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

Certain of the Company’s subsidiaries have material restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to the 2022 Senior Secured Credit Facility (as defined in Note 13 of the Company’s Consolidated Financial Statements included elsewhere in this filing). These Condensed Financial Statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Playa and its subsidiaries constitute more than 25% of the consolidated net assets of the Company and its subsidiaries. This information should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this filing.
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
The Dutch Corporate Income Tax Act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. With the exception of Playa Dominican Resort B.V., Playa Romana B.V., Playa Romana Mar B.V. and Playa Hotels & Resorts N.V., our Dutch companies file as a fiscal unity. Playa Resorts Holding B.V. is the head of our Dutch fiscal unity and all members of the fiscal unity are jointly and severally liable for the tax liabilities of the fiscal unity as a whole.
3. Dividends from subsidiaries
We received $50.0 million, $0 million and $3.5 million in cash dividends for the years ended December 31, 2022, 2021 and 2020, respectively, which are included within operating activities in the Condensed Statements of Cash Flows for all periods presented.
4. Advances from subsidiaries
We received non-interest bearing cash advances of $93.1 million and $58.2 million from our Netherlands and Jamaican subsidiaries, respectively, during the year ending December 31, 2020. These are included within financing activities in the Condensed Statement of Cash Flows. During the year ending December 31, 2022, the cash advances from our Jamaican subsidiaries were forgiven and resulted in $58.2 million of other income within the Condensed Statement of Operations.

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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the 2022 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Amendment of Board Rules
The Board Rules of the Company were amended by the Company’s Board of Directors, effective February 23, 2023. The amended Board Rules set forth the Company’s new policy regarding director time commitments, and implement several administrative updates. This summary is qualified in its entirety by reference to the Board Rules, as amended, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.
Third Amendment to 2017 Omnibus Incentive Plan.
Upon the recommendation of the Compensation Committee of the Board of Directors, the Board approved the Third Amendment to the Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”), effective February 9, 2023. Pursuant to the Third Amendment, certain provisions of the 2017 Plan were amended in order to provide the Company with greater flexibility to determine the fair market value of shares underlying an equity incentive award for purposes of determining taxable income and the amount of the related tax withholding obligation. This summary is qualified in its entirety by reference to the Third Amendment, which is filed as Exhibit 10.6 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as provided below, the information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2022. See Note 11 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	25,326	—	3,544,837
Equity compensation plans not approved by security holders	—	—	—
Total	25,326	—	3,544,837
________
(1) Represents unvested restricted share units.
(2) Restricted share units do not have any exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)    Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

Schedule I - Condensed Financial Information of Registrant

(2)     Financial Statement Schedules
All other financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

(3)    Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company on August 6, 2020)

3.2	Board Rules for Playa Hotels & Resorts N.V., effective February 23, 2023**

4.1	Description of Securities of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Company on February 27, 2020)

10.1
Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.2
Form of Director & Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.3*
2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Porto Holdco B.V. with the Securities and Exchange Commission on February 7, 2017)

10.4*	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2019)

10.5*	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 21, 2019)

10.6*	Third Amendment to 2017 Omnibus Incentive Plan**

10.7
Form of Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.8
Form of First Amendment to the Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.9*	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

Exhibit Number	Exhibit Description
10.10*	Form of Time-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.11*	Form of Performance-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.12
Form of Second Amendment to Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018)

10.13
Omnibus Third Amendment to Franchise Agreement Amendment by and among Franchisees named therein and Hyatt Franchising Latin America, L.L.C (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.14
Shareholder Agreement, dated as of May 31, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.15*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Bruce D. Wardinski (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.16*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.17*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Tracy-Marie J. Colden (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.18*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Grigorios Maliassas (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.19*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Fernando Mulet (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the Company on February 24, 2022).

10.20
Second Restatement Agreement, dated as of December 16, 2022, among Playa Hotels & Resorts N.V., as Holdings, Playa Resorts Holding B.V, as Borrower, the Guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Swing Line Lender, Deutsche Bank México, S.A. Institución de Banca Múltiple, División Fiduciaria identified internally as DB/1715, as Mexican Collateral Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 16, 2022).

21.1	Subsidiaries of Playa Hotels & Resorts N.V.**

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm

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

101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule I - Condensed Financial Information of Registrant

104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Filed herewith

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	February 23, 2023	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	2/23/2023

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	2/23/2023

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	2/23/2023

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	2/23/2023

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	2/23/2023

/s/ Karl Peterson
Karl Peterson	Director	2/23/2023

/s/ Leticia Navarro
Leticia Navarro	Director	2/23/2023

/s/ Mahmood Khimji
Mahmood Khimji	Director	2/23/2023

/s/ Maria Miller
Maria Miller	Director	2/23/2023

/s/ Jeanmarie Cooney
Jeanmarie Cooney	Director	2/23/2023