Form 10-Q
period 2023-03-31
Playa Hotels & Resorts N.V.
filed 2023-05-04
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2023

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
(Registrant’s Telephone Number, Including Area Code)

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

As of April 28, 2023, there were 152,255,818 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$281,465	$283,945
Trade and other receivables, net	74,268	62,946
Insurance recoverable	20,586	34,191
Accounts receivable from related parties	11,408	8,806
Inventories	20,607	20,046
Prepayments and other assets	40,958	44,177
Property and equipment, net	1,527,188	1,536,567
Derivative financial instruments	—	3,510
Goodwill, net	61,654	61,654
Other intangible assets	6,293	6,556
Deferred tax assets	7,334	7,422
Total assets	$2,051,761	$2,069,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade and other payables	$200,694	$231,652
Payables to related parties	9,144	6,852
Income tax payable	785	990
Debt	1,064,391	1,065,453
Other liabilities	31,149	30,685
Deferred tax liabilities	73,064	69,326
Total liabilities	1,379,227	1,404,958
Commitments and contingencies (see Note 7)
Shareholders’ equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 169,423,980 shares issued and 154,402,852 shares outstanding as of March 31, 2023 and 168,275,504 shares issued and 158,228,508 shares outstanding as of December 31, 2022)	18,822	18,700
Treasury shares (at cost, 15,021,128 shares as of March 31, 2023 and 10,046,996 shares as of December 31, 2022)	(103,843)	(62,953)
Paid-in capital	1,192,134	1,189,090
Accumulated other comprehensive loss	(4,308)	(6,985)
Accumulated deficit	(430,271)	(472,990)
Total shareholders’ equity	672,534	664,862
Total liabilities and shareholders’ equity	$2,051,761	$2,069,820
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Package	$233,568	$186,815
Non-package	34,045	29,454
The Playa Collection	726	296
Management fees	1,929	1,057
Cost reimbursements	3,534	1,952
Total revenue	273,802	219,574
Direct and selling, general and administrative expenses
Direct	128,968	106,840
Selling, general and administrative	45,127	37,239
Depreciation and amortization	19,191	19,500
Reimbursed costs	3,534	1,952
Loss on sale of assets	13	—
Direct and selling, general and administrative expenses	196,833	165,531
Operating income	76,969	54,043
Interest expense	(29,666)	(9,168)
Other income (expense)	232	(514)
Net income before tax	47,535	44,361
Income tax provision	(4,816)	(1,614)
Net income	$42,719	$42,747

Earnings per share
Basic	$0.27	$0.26
Diluted	$0.27	$0.26
Weighted average number of shares outstanding during the period - Basic	157,314,177	165,743,382
Weighted average number of shares outstanding during the period - Diluted	158,772,453	166,888,129
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$42,719	$42,747
Other comprehensive income, net of taxes
Gain on interest rate swaps	2,895	2,894
Pension obligation loss	(218)	(234)
Total other comprehensive income	2,677	2,660
Comprehensive income	$45,396	$45,407
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	42,747	42,747
Other comprehensive income	—	—	—	—	—	2,660	—	2,660
Share-based compensation	1,339,787	152	—	—	3,204	—	—	3,356
Balance at March 31, 2022	165,778,067	$18,670	2,208,004	$(16,697)	$1,180,584	$(16,011)	$(486,949)	$679,597

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862
Net income	—	—	—	—	—	—	42,719	42,719
Other comprehensive income	—	—	—	—	—	2,677	—	2,677
Share-based compensation	1,148,476	122	—	—	3,044	—	—	3,166
Repurchase of ordinary shares	(4,974,132)	—	4,974,132	(40,890)	—	—	—	(40,890)
Balance at March 31, 2023	154,402,852	$18,822	15,021,128	$(103,843)	$1,192,134	$(4,308)	$(430,271)	$672,534
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,719	$42,747
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	19,191	19,500
Amortization of debt discount and issuance costs	1,795	1,019
Share-based compensation	3,166	3,356
Loss (gain) on derivative financial instruments	6,405	(11,134)
Deferred income taxes	3,826	1,572
Loss on sale of assets	13	—
Amortization of key money	(193)	(238)
Provision for (recovery of) doubtful accounts	81	(483)
Other	198	(69)
Changes in assets and liabilities:
Trade and other receivables, net	(11,403)	(15,735)
Insurance recoverable	5,626	—
Accounts receivable from related parties	(2,602)	(4,946)
Inventories	(569)	(725)
Prepayments and other assets	3,159	(223)
Trade and other payables	(28,743)	281
Payables to related parties	2,292	2,262
Income tax payable	(205)	152
Other liabilities	531	312
Net cash provided by operating activities	45,287	37,648
INVESTING ACTIVITIES
Capital expenditures	(10,257)	(4,430)
Purchase of intangibles	(77)	(30)
Proceeds from the sale of assets, net	3	24
Property damage insurance proceeds	7,979	—
Net cash used in investing activities	(2,352)	(4,436)
FINANCING ACTIVITIES
Repayments of debt	(2,750)	(2,525)
Repurchase of ordinary shares	(42,558)	—
Principal payments on finance lease obligations	(107)	(99)
Net cash used in financing activities	(45,415)	(2,624)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,480)	30,588
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$283,945	$293,577
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$281,465	$324,165
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$281,465	$299,802
Restricted cash	—	24,363
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$281,465	$324,165
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$21,406	$18,221
Cash paid for income taxes, net	$1,427	$32
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$873	$696
Intangible assets capitalized but not yet paid	$—	$45
Par value of vested restricted share awards	$122	$152
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 26 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Annual Report”).
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Results for the comparative prior periods have been reclassified to conform to the current period presentation.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2023. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
New accounting pronouncements recently issued or effective were not applicable to the Company or are not expected to have a material impact on the Condensed Consolidated Financial Statements.
Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended March 31, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$81,287	$36,803	$59,602	$55,876	$—	$233,568
Non-package revenue	9,700	4,747	9,167	9,867	564	34,045
The Playa Collection	—	—	—	—	726	726
Management fees	38	—	—	—	1,891	1,929
Cost reimbursements	—	—	—	1,337	2,197	3,534
Total revenue	$91,025	$41,550	$68,769	$67,080	$5,378	$273,802

	Three Months Ended March 31, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue(1)	$61,537	$26,223	$60,863	$38,192	$—	$186,815
Non-package revenue(1)(2)	8,841	3,621	8,846	7,934	212	29,454
The Playa Collection(2)	—	—	—	—	296	296
Management fees	30	—	—	—	1,027	1,057
Cost reimbursements	—	—	—	998	954	1,952
Total revenue	$70,408	$29,844	$69,709	$47,124	$2,489	$219,574
________
(1)Includes $2.7 million of on-property room upgrade revenue that was reclassified from non-package revenue to package revenue to conform with current period presentation.
(2)Includes $0.3 million that was reclassified from non-package revenue to The Playa Collection to confirm with current period presentation.

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2023 and December 31, 2022 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2023	2022
Property and equipment, gross
Land, buildings and improvements	$1,766,926	$1,765,130
Fixtures and machinery (1)	88,824	88,333
Furniture and other fixed assets	215,876	213,005
Construction in progress	14,315	10,293
Total property and equipment, gross	2,085,941	2,076,761
Accumulated depreciation	(558,753)	(540,194)
Total property and equipment, net	$1,527,188	$1,536,567
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $6.3 million as of March 31, 2023 and December 31, 2022.
Depreciation expense for property and equipment was $18.8 million and $19.1 million for the three months ended March 31, 2023 and 2022, respectively.
Hurricane Fiona
On September 19, 2022, Hurricane Fiona, a Category 1 hurricane, made landfall on the eastern coast of the Dominican Republic and caused non-structural damage to several of our resorts. Our insurance policies provide coverage for business interruption, including lost profits, and reimbursement for costs related to the property damages and losses we have incurred.
We received property damage insurance proceeds of $8.0 million and business interruption proceeds of $5.6 million related to Hurricane Fiona during the three months ended March 31, 2023. We received an additional $2.2 million of property damage and business interruption proceeds in April 2023. We expect to receive the remaining proceeds in 2023.
The property we manage in the Dominican Republic, Sanctuary Cap Cana, also sustained damage from Hurricane Fiona and was temporarily closed in late September for necessary clean-up and repairs. The resort reopened on January 20, 2023.

Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
Leases	2023	2022
Operating lease income (1)	$950	$1,226
________
(1) Our operating lease income, which is recorded within non-package revenue in the Condensed Consolidated Statements of Operations, includes variable lease revenue which is typically calculated as a percentage of our tenant’s net sales.
Note 5. Income taxes
We file tax returns for our entities in key jurisdictions including Mexico, the Dominican Republic, Jamaica, the United States, and the Netherlands. We are domiciled in the Netherlands and our Dutch subsidiaries are subject to a Dutch general tax rate of 25.8%. Our other operating subsidiaries are subject to tax rates up to 30% in the jurisdictions in which they are domiciled.
All of our outstanding Advance Pricing Agreements (“APAs”) for our Dominican Republic entities expired as of December 31, 2021. We are currently in the process of finalizing the terms of our APAs, which we expect to complete before the end of 2023. Our estimated annual effective tax rate calculation reflects the terms of the APAs that are expected to apply for the year ending December 31, 2023.
We had no uncertain tax positions or unrecognized tax benefits as of March 31, 2023. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of March 31, 2023, a valuation allowance has been maintained as a reserve on a portion of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
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
Hyatt also owns Apple Leisure Group (“ALG”), the brand management platform AMResorts, and various tour operators and travel agencies. We previously paid AMResorts and its affiliates, as operators of the Jewel Punta Cana and Jewel Palm Beach through December 20, 2022 and January 6, 2023, respectively, management and marketing fees, and sold all-inclusive packages through ALG’s tour operators and travel agencies.
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

Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds’ ownership of our ordinary shares. An affiliate of DKCM was also a lender of $25.0 million in aggregate principal of our 2022 Term Loan (as defined in Note 11) as of December 31, 2022.
Relationship with HG Vora Capital Management, LLC
HG Vora Capital Management, LLC is considered a related party due to its ownership of our ordinary shares and was a lender of $13.5 million and $42.5 million in aggregate principal of the 2022 Term Loan as of March 31, 2023 and December 31, 2022, respectively.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2023 and 2022 were as follows ($ in thousands):

		Three Months Ended March 31,
Related Party	Transaction	2023	2022
Revenues
ALG	Package revenue	$—	$5,874
Sagicor	Cost reimbursements(1)	$1,477	$1,103
Expenses
Hyatt	Franchise fees(2)	$9,954	$7,413
Sagicor	Insurance premiums(2)	$320	$279
Chief Executive Officer	Lease expense(3)	$196	$188
DKCM	Interest expense(4)	$—	$5,405
AMResorts	Management fees(2)	$41	$1,112
AMResorts	Marketing fees(3)	$37	$1,083
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
The Dutch corporate income tax act provides the option of a fiscal unity, which is a consolidated tax regime wherein the profits and losses of group companies can be offset against each other. With the exception of Playa Hotels & Resorts N.V., our Dutch companies file as a fiscal unity. Playa Resorts Holding B.V. is the head of our Dutch fiscal unity and is jointly and severally liable for the tax liabilities of the fiscal unity as a whole.

Note 8. Ordinary shares
On February 9, 2023, our Board of Directors authorized a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The new program replaced our $100.0 million repurchase program announced in September 2022. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended March 31, 2023, we repurchased 4,974,132 ordinary shares under the programs at an average price of $8.17 per share. As of March 31, 2023, we had approximately $169.2 million remaining under our $200.0 million share repurchase program.
As of March 31, 2023, our ordinary share capital consisted of 154,402,852 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,893,900 restricted shares and performance share awards and 32,658 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. As of March 31, 2023, there were 907,941 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2023 to March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	2,288,821	$6.94
Granted	1,744,579	6.77
Vested	(1,148,476)	6.91
Forfeited	(6,716)	6.95
Unvested balance at March 31, 2023	2,878,208	$6.85
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
The table below summarizes the key inputs used in the Monte-Carlo simulation to determine the grant date fair value of our performance share awards ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
January 18, 2023
Peer Shareholder Return	50%	$2,751	71.82%	3.70%	—%
Growth Rate	50%	$2,194	71.82%	3.70%	—%
________
(1) Expected volatility was determined based on our historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

A summary of our performance share awards from January 1, 2023 to March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,329,123	$6.05
Granted	719,227	6.88
Unvested balance at March 31, 2023	2,048,350	$6.34
Note 10. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net income	$42,719	$42,747
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	157,314,177	165,743,382
Effect of dilutive securities
Unvested performance share awards	952,494	401,903
Unvested restricted share awards	505,782	742,844
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	158,772,453	166,888,129

EPS - Basic	$0.27	$0.26
EPS - Diluted	$0.27	$0.26

We had no anti-dilutive unvested performance share awards for the three months ended March 31, 2023. For the three months ended March 31, 2022, unvested performance share awards in the amount of 187,500 shares were not included in the computation of diluted EPS as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards were partially achieved as of March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, we had no anti-dilutive unvested restricted share awards.

On March 12, 2022, all of our outstanding warrants expired and had no impact on diluted EPS for three months ended March 31, 2022.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50% (1)	January 5, 2028	$—	$—
2022 Term Loan (2)	SOFR + 4.25%	January 5, 2029	1,097,250	1,100,000
Total Senior Secured Credit Facilities (at stated value)			1,097,250	1,100,000
Unamortized discount			(30,955)	(32,428)
Unamortized debt issuance costs			(7,454)	(7,776)
Total Senior Secured Credit Facilities, net			$1,058,841	$1,059,796

Financing lease obligations			$5,550	$5,657

Total debt, net			$1,064,391	$1,065,453
________
(1)Undrawn balances bear interest between 0.25% to 0.50% depending on certain leverage ratios. We had an available balance of $225.0 million as of March 31, 2023 and December 31, 2022. Interest is incurred on any outstanding balance based on the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 3.25% to 3.75%, depending on our consolidated secured net leverage ratio.
(2)The effective interest rate for the 2022 Term Loan was 8.99% and 8.58% as of March 31, 2023 and December 31, 2022, respectively.
Second Restatement Agreement
On December 16, 2022, we entered into the Second Restatement Agreement to amend and restate our Senior Secured Credit Facility to consist of (i) a $225.0 million revolving line of credit with a maturity date of January 5, 2028 (the “Revolving Credit Facility”) and (ii) a $1.1 billion term loan with a maturity of January 5, 2029 (the “2022 Term Loan” and collectively with the Revolving Credit Facility, the “2022 Senior Secured Credit Facility”).
The 2022 Term Loan bears interest at SOFR plus a margin of 4.25% (where the applicable SOFR rate has a 0.50% floor). The Revolving Credit Facility bears interest at SOFR plus a margin ranging from 3.25% to 3.75%, in each case, depending on the level of our consolidated secured net leverage ratio in effect from time to time.
Financial maintenance covenants
We were in compliance with all applicable covenants as of March 31, 2023. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
2022 Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 12. Derivative financial instruments
Our two interest rate swaps previously mitigated the interest rate risk inherent to our floating rate debt that was tied to the London Interbank Offered Rate (“LIBOR”). The interest rate swaps were not for trading purposes and had fixed notional values of $200.0 million and $600.0 million. The fixed rate paid by us was 2.85% and the variable rate received reset monthly to the one-month LIBOR rate. The interest rate swaps matured on March 31, 2023.

Our interest rate swaps were designated as cash flow hedges, but were deemed ineffective due to the decrease in interest rates. All changes in fair value were recognized through interest expense in the Condensed Consolidated Statements of Operations through maturity.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	2023	2022
AOCI from our cash flow hedges as of January 1	$2,895	$14,632
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,895)	(2,894)
OCI related to our cash flow hedges for the three months ended March 31	(2,895)	(2,894)
AOCI from our cash flow hedges as of March 31	$—	$11,738

Derivative Instruments for Ineffective Hedges	Financial Statement Classification	Three Months Ended March 31,
		2023	2022
Interest rate swaps (1)	Interest expense	$3,013	$(5,715)
________
(1) Includes the loss or (gain) from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022 ($ in thousands):

Derivative Assets for Ineffective Hedges	Financial Statement Classification	As of March 31,	As of December 31,
		2023	2022
Interest rate swaps	Derivative financial instruments	$—	$3,510

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of March 31, 2023 and December 31, 2022. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
We did not have any financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023. The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of and December 31, 2022 ($ in thousands):

Financial Assets	December 31, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$3,510	$—	$3,510	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2023 and December 31, 2022 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
2022 Term Loan	$1,058,841	$—	$—	$1,110,079

	Carrying Value	Fair Value
	As of December 31, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
2022 Term Loan	$1,059,796	$—	$—	$1,114,860
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

Financial instruments not recorded at fair value
2022 Term Loan	The fair value of our 2022 Term Loan is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our 2022 Term Loan. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31,	As of December 31,
	2023	2022
Gross trade and other receivables (1)	$74,620	$63,396
Allowance for doubtful accounts	(352)	(450)
Total trade and other receivables, net	$74,268	$62,946
________
(1) The opening balance as of January 1, 2022 was $47.4 million.

We have not experienced any significant write-offs to our accounts receivable during the three months ended March 31, 2023 and 2022.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31,	As of December 31,
	2023	2022
Advances to suppliers	$10,237	$12,683
Prepaid income taxes	10,735	11,809
Prepaid other taxes (1)	4,465	4,539
Operating lease right-of-use assets	2,791	2,968
Key money	6,670	6,735
Other assets	6,060	5,443
Total prepayments and other assets	$40,958	$44,177
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three months ended March 31, 2023. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of March 31, 2023 and December 31, 2022 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654

Other intangible assets
Other intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2023	2022
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system	6,375	6,375
Other	4,602	4,499
Total gross carrying value	13,752	13,649

Accumulated amortization
Management contract	(451)	(428)
Enterprise resource planning system	(2,997)	(2,771)
Other	(4,011)	(3,894)
Total accumulated amortization	(7,459)	(7,093)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,449	1,472
Enterprise resource planning system	3,378	3,604
Other	591	605
Total net carrying value	$6,293	$6,556
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
Amortization expense for intangible assets was $0.4 million for the three months ended March 31, 2023 and 2022.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31,	As of December 31,
	2023	2022
Trade payables	$27,743	$28,422
Advance deposits (1)	74,953	83,262
Withholding and other taxes payable	23,115	31,111
Interest payable	4,112	3,996
Payroll and related accruals	20,771	29,273
Accrued expenses and other payables (2)	50,000	55,588
Total trade and other payables	$200,694	$231,652
________
(1) The opening balance as of January 1, 2022 was $62.6 million.
(2) As of March 31, 2023, accrued expenses and other payables include $25.3 million of unpaid clean up and repair expenses related to Hurricane Fiona.

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31,	As of December 31,
	2023	2022
Pension obligation (1)	$9,043	$7,777
Operating lease liabilities	3,286	3,472
Unfavorable ground lease liability	1,830	1,857
Key money	15,104	15,362
Other	1,886	2,217
Total other liabilities	$31,149	$30,685
________
(1) For the three months ended March 31, 2023 and 2022, the service cost component of net periodic pension cost was $0.3 million and $0.2 million, respectively, and the non-service cost components were $0.9 million and $0.4 million, respectively.
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the three months ended March 31, 2023 and 2022, we have excluded the immaterial amounts of management fees, cost reimbursements, The Playa Collection and other from our segment reporting.
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax provision, and depreciation and amortization expense (“Adjusted EBITDA”) and the performance of our segments is evaluated on Adjusted EBITDA before corporate expenses and management fee revenue (“Owned Resort EBITDA”). Adjusted EBITDA and Owned Resort EBITDA should not be considered alternatives to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP.
We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax provision, and depreciation and amortization expense, further adjusted to exclude the following items: (a) loss on sale of assets; (b) other income (expense); (c) repairs from hurricanes and tropical storms; (d) share-based compensation; (e) other tax expense; and (f) transaction expenses. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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

The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Owned net revenue
Yucatán Peninsula	$88,748	$68,629
Pacific Coast	40,515	29,104
Dominican Republic	68,769	69,664
Jamaica	62,977	44,264
Segment owned net revenue	261,009	211,661
Other	564	211
Management fees	1,929	1,057
The Playa Collection	726	296
Cost reimbursements	3,534	1,952
Compulsory tips	6,040	4,397
Total revenue	$273,802	$219,574
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Owned Resort EBITDA
Yucatán Peninsula	$37,936	$29,458
Pacific Coast	17,523	12,544
Dominican Republic	26,849	28,377
Jamaica	27,081	17,158
Segment Owned Resort EBITDA	109,389	87,537
Other corporate	(13,555)	(11,947)
The Playa Collection	726	296
Management fees	1,929	1,057
Adjusted EBITDA	98,489	76,943
Interest expense	(29,666)	(9,168)
Depreciation and amortization	(19,191)	(19,500)
Loss on sale of assets	(13)	—
Other income (expense)	232	(514)
Repairs from hurricanes and tropical storms	861	—
Share-based compensation	(3,166)	(3,356)
Other tax expense	—	(240)
Transaction expenses	(863)	(191)
Non-service cost components of net periodic pension cost (1)	852	387
Net income before tax	47,535	44,361
Income tax provision	(4,816)	(1,614)
Net income	$42,719	$42,747
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31,	As of December 31,
	2023	2022
Segment property and equipment, gross
Yucatán Peninsula	$678,578	$676,218
Pacific Coast	292,316	291,372
Dominican Republic	694,314	690,181
Jamaica	415,180	413,563
Total segment property and equipment, gross	2,080,388	2,071,334
Corporate property and equipment, gross	5,553	5,427
Accumulated depreciation	(558,753)	(540,194)
Total property and equipment, net	$1,527,188	$1,536,567

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Segment capital expenditures
Yucatán Peninsula	$2,741	$1,265
Pacific Coast	946	1,152
Dominican Republic	3,895	946
Jamaica	1,806	985
Total segment capital expenditures (1)	9,388	4,348
Corporate	126	52
Total capital expenditures (1)	$9,514	$4,400
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events through May 4, 2023, which is the date the financial statements were issued.
During the period from April 1, 2023 through April 30, 2023, we purchased 2,147,034 ordinary shares at an average price of $9.29 per share. As of April 30, 2023, we had $149.3 million remaining under our $200.0 million share repurchase program.
Effective April 15, 2023, we entered into two interest rate swaps to mitigate the floating interest rate risk on our 2022 Term Loan, which incurs interest based on SOFR. The interest rate swaps each have a fixed notional amount of $275.0 million and are not for trading purposes. The fixed rates paid by us on the interest rate swaps are 4.05% and 3.71%, and the variable rate received resets monthly to the one-month SOFR rate. The interest rate swaps mature on April 15, 2025 and April 15, 2026, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Playa Hotels & Resorts N.V.’s (“Playa”) financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Playa and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 23, 2023 and in this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
•public health crises, such as a resurgence of COVID-19 or the outbreak of other contagious diseases;
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
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of March 31, 2023, Playa owned and/or managed a total portfolio consisting of 26 resorts (9,756 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana, Hyatt Ziva Cap Cana, Jewel Palm Beach, and Jewel Punta Cana; and
•We also manage nine resorts on behalf of third-party owners.
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
For the three months ended March 31, 2023, we generated net income of $42.7 million, Total Revenue of $273.8 million, Net Package RevPAR of $355.27 and Adjusted EBITDA of $98.5 million. For the three months ended March 31, 2022, we generated net income of $42.7 million, Total Revenue of $219.6 million, Net Package RevPAR of $285.00 and Adjusted EBITDA of $76.9 million.

Our Portfolio of Resorts
As of March 31, 2023, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Jewel Palm Beach	Punta Cana, Dominican Republic	Jewel (all ages)	Playa (1)	1994; 2008	500
Jewel Punta Cana	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (2)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (3)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008; 2021	438
Hyatt Zilara Riviera Maya	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003; 2022	291
Seadust Cancún Family Resort (4)	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Hacienda Tres Ríos Resort, Spa & Nature Park (5)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Riviera Nayarit	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná (6)	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1994; 1998; 2004; 2023	404
Total Rooms Operated					2,632
Total Rooms Owned and Operated					9,756
________
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
(6) We entered into a management agreement to operate this resort during the first quarter of 2023. The resort is currently undergoing renovations and we expect to commence operations in the third quarter of 2023.

Results of Operations
Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change	% Change
Revenue
Package	$233,568	$186,815	$46,753	25.0%
Non-package	34,045	29,454	4,591	15.6%
The Playa Collection	726	296	430	145.3%
Management fees	1,929	1,057	872	82.5%
Cost reimbursements	3,534	1,952	1,582	81.0%
Total revenue	273,802	219,574	54,228	24.7%
Direct and selling, general and administrative expenses
Direct	128,968	106,840	22,128	20.7%
Selling, general and administrative	45,127	37,239	7,888	21.2%
Depreciation and amortization	19,191	19,500	(309)	(1.6)%
Reimbursed costs	3,534	1,952	1,582	81.0%
Loss on sale of assets	13	—	13	100.0%
Direct and selling, general and administrative expenses	196,833	165,531	31,302	18.9%
Operating income	76,969	54,043	22,926	42.4%
Interest expense	(29,666)	(9,168)	(20,498)	(223.6)%
Other income (expense)	232	(514)	746	145.1%
Net income before tax	47,535	44,361	3,174	7.2%
Income tax provision	(4,816)	(1,614)	(3,202)	(198.4)%
Net income	$42,719	$42,747	$(28)	(0.1)%
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
Our comparable portfolio for the three months ended March 31, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party.

Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	70.8%	72.4%	(1.6)	pts	(2.2)%
Net Package ADR	$501.64	$393.90	$107.74		27.4%
Net Package RevPAR	$355.27	$285.00	$70.27		24.7%
	($ in thousands)
Net Package Revenue(1)	$227,786	$182,730	$45,056		24.7%
Net Non-package Revenue(1)	33,787	29,142	4,645		15.9%
The Playa Collection Revenue	726	296	430		145.3%
Management Fee Revenue	1,929	1,057	872		82.5%
Total Net Revenue	264,228	213,225	51,003		23.9%
Adjusted EBITDA	$98,489	$76,943	$21,546		28.0%
Adjusted EBITDA Margin	37.3%	36.1%	1.2	pts	3.3%
________
(1)For the three months ended March 31, 2022, includes $2.7 million of on-property room upgrade revenue that was reclassified from non-package revenue to package revenue to conform with current period presentation.
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	75.8%	71.9%	3.9	pts	5.4%
Net Package ADR	$502.68	$409.48	$93.20		22.8%
Net Package RevPAR	$381.06	$294.23	$86.83		29.5%
	($ in thousands)
Net Package Revenue	$227,174	$175,412	$51,762		29.5%
Net Non-package Revenue	33,715	28,102	5,613		20.0%
The Playa Collection Revenue	726	296	430		145.3%
Management Fee Revenue	1,929	1,057	872		82.5%
Total Net Revenue	263,544	204,867	58,677		28.6%
Adjusted EBITDA	$100,917	$74,653	$26,264		35.2%
Adjusted EBITDA Margin	38.3%	36.4%	1.9	pts	5.2%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended March 31, 2023 increased $54.2 million, or 24.7%, compared to the three months ended March 31, 2022.

Our Total Net Revenue for the three months ended March 31, 2023 increased $51.0 million, or 23.9%, compared to the three months ended March 31, 2022. The increase was due to the following:
•a 27.4% increase in Net Package ADR as a result of:
•a higher meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix; and
•a benefit from the lower mix of rooms sold at Jewel Punta Cana and the closure of Jewel Palm Beach for the majority of the three months ended March 31, 2023, as we transitioned management to us from a third-party. Excluding these resorts, Net Package ADR increased 17.1%.
•Net Non-package Revenue for the three months ended March 31, 2023 increased $4.6 million, or 15.9%, compared to the three months ended March 31, 2022 despite a decrease of $2.0 million compared to the three months ended March 31, 2022 due to the expiration of our Extended Stay Program in late 2022 as COVID-19-related travel restrictions were no longer in effect.

•the above increases were partially offset by a decrease in Occupancy of 1.6 percentage points as a result of reduced Occupancy at the Jewel Punta Cana and Jewel Palm Beach due to the transition of management to us from a third-party. The Jewel Palm Beach was also closed for the majority of the first quarter in 2023 as a result of this transition.
The following table shows a reconciliation of Net Package Revenue, Net Non-package Revenue and Management Fee Revenue to Total Revenue for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2023	2022	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$227,174	$175,412	$51,762	29.5%
Non-comparable Net Package Revenue	612	7,318	(6,706)	(91.6)%
Net Package Revenue	227,786	182,730	45,056	24.7%

Net Non-package Revenue
Comparable Net Non-package Revenue	33,715	28,102	5,613	20.0%
Non-comparable Net Non-package Revenue	72	1,040	(968)	(93.1)%
Net Non-package Revenue	33,787	29,142	4,645	15.9%

The Playa Collection Revenue
Comparable The Playa Collection Revenue	726	296	430	145.3%
Non-comparable The Playa Collection Revenue	—	—	—	—%
The Playa Collection Revenue	726	296	430	145.3%

Management Fee Revenue
Comparable Management Fee Revenue	1,929	1,057	872	82.5%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	1,929	1,057	872	82.5%

Total Net Revenue
Comparable Total Net Revenue	263,544	204,867	58,677	28.6%
Non-comparable Total Net Revenue	684	8,358	(7,674)	(91.8)%
Total Net Revenue	264,228	213,225	51,003	23.9%
Compulsory tips	6,040	4,397	1,643	37.4%
Cost Reimbursements	3,534	1,952	1,582	81.0%
Total revenue	$273,802	$219,574	$54,228	24.7%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2023	2022	Change	% Change
Direct expenses	$128,968	$106,840	$22,128	20.7%
Less: compulsory tips	6,040	4,397	1,643	37.4%
Net Direct Expenses	$122,928	$102,443	$20,485	20.0%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $122.9 million, or 46.5% of Total Net Revenue, for the three months ended March 31, 2023 and $102.4 million, or 48.0% of Total Net Revenue, for the three months ended March 31, 2022. Direct operating expenses fluctuate based on various factors, including changes in Occupancy, labor costs, utilities, repair and maintenance costs and license and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses for the three months ended March 31, 2023 increased $20.5 million, or 20.0%, compared to the three months ended March 31, 2022. Net Direct Expenses at our comparable properties increased $23.3 million, or 23.9%, compared to the three months ended March 31, 2022 primarily due to the following:
•increased operating expenses associated with higher Occupancy levels for our comparable portfolio as a result of the corresponding recovery in our operations compared to the three months ended March 31, 2022, during which time occupancies were negatively affected by the Omicron variant and COVID-19 related travel restrictions; and
•appreciation of the Mexican Peso compared to the three months ended March 31, 2022, which primarily impacted labor and food and beverage expenses for the three months ended March 31, 2023.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$28,487	$24,240	$4,247	17.5%
Guest costs	5,715	7,601	(1,886)	(24.8)%
Salaries and wages	47,195	35,878	11,317	31.5%
Repairs and maintenance	5,955	4,588	1,367	29.8%
Utilities and sewage	10,557	10,317	240	2.3%
Licenses and property taxes	881	795	86	10.8%
Incentive and management fees	41	1,112	(1,071)	(96.3)%
Franchise / license fees	13,518	10,139	3,379	33.3%
Transportation and travel expenses	1,655	1,302	353	27.1%
Laundry and cleaning expenses	1,653	1,406	247	17.6%
Property and equipment rental expense	2,173	1,306	867	66.4%
Entertainment expenses and decoration	3,144	2,376	768	32.3%
Office supplies	352	299	53	17.7%
Other operational expenses	1,602	1,084	518	47.8%
Total Net Direct Expenses	$122,928	$102,443	$20,485	20.0%

Comparable portfolio

	Three Months Ended March 31,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$28,344	$23,007	$5,337	23.2%
Guest costs	5,574	7,260	(1,686)	(23.2)%
Salaries and wages	45,898	34,186	11,712	34.3%
Repairs and maintenance	5,693	4,343	1,350	31.1%
Utilities and sewage	10,184	9,601	583	6.1%
Licenses and property taxes	866	690	176	25.5%
Incentive and management fees	—	613	(613)	(100.0)%
Franchise / license fees	13,518	10,139	3,379	33.3%
Transportation and travel expenses	1,597	1,179	418	35.5%
Laundry and cleaning expenses	1,634	1,353	281	20.8%
Property and equipment rental expense	2,164	1,274	890	69.9%
Entertainment expenses and decoration	3,137	2,309	828	35.9%
Office supplies	349	271	78	28.8%
Other operational expenses	1,537	992	545	54.9%
Total Net Direct Expenses	$120,495	$97,217	$23,278	23.9%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2023 increased $7.9 million, or 21.2%, compared to the three months ended March 31, 2022. The increase was primarily driven by higher levels of Occupancy for our comparable portfolio which resulted in a $2.0 million increase in travel agent and tour operator commissions expenses, a $1.3 million increase in credit card commissions, and a $0.8 million increase in advertising expenses. We also experienced a $1.6 million increase in corporate personnel costs and a $0.8 million increase in insurance expenses as a result of higher insurance premiums.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2023 decreased $0.3 million, or 1.6%, compared to the three months ended March 31, 2022 as we did not add or dispose of significant balances of property and equipment in either period.
Interest Expense
Our interest expense for the three months ended March 31, 2023 increased $20.5 million, or 223.6%, compared to the three months ended March 31, 2022. The increase in interest expense was driven primarily by a $17.5 million increase related to an unfavorable change in fair value of our interest rate swaps and a $6.8 million increase from our $1.1 billion term loan issued in the December 2022 debt refinancing (the “2022 Term Loan”), which incurs interest based on SOFR plus a margin of 4.25%. These increases were partially offset by a $4.7 million decrease in interest expense due to the repayment of the entire outstanding balance of our former additional senior secured credit facility (the “Additional Credit Facility”) and our former property loan agreement (the “Property Loan”) in December 2022 in connection with the December 2022 debt refinancing.
Cash interest paid was $21.4 million for the three months ended March 31, 2023, representing a $3.2 million, or 17.5% increase as compared to the three months ended March 31, 2022. The increase in cash interest paid was primarily driven by a $6.6 million increase from our 2022 Term Loan. This increase was partially offset by a $3.9 million decrease in cash interest paid due to the repayment of the entire outstanding balance of our Additional Credit Facility and Property Loan in connection with our December 2022 debt refinancing.

Income Tax Provision
For the three months ended March 31, 2023, our income tax provision was $4.8 million, compared to a $1.6 million income tax provision for the three months ended March 31, 2022. The increase of $3.2 million was primarily driven by a $0.5 million increased tax provision associated with higher pre-tax book income from our taxpaying entities as a result of the corresponding recovery in our operations compared to the three months ended March 31, 2022, during which time our results were negatively affected by the Omicron variant and COVID-19 related travel restrictions, a $1.6 million increased tax provision associated with unfavorable foreign exchange rate fluctuations, primarily at our Mexico entities, and a $0.4 million increased tax provision associated with 2022 tax true-ups recorded for our Dominican Republic entities based on the expected APA tax rates.
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
•Net Package Revenue
•Net Non-package Revenue
•Owned Net Revenue
•Management Fee Revenue
•Total Net Revenue
•Occupancy
•Net Package ADR
•Net Package RevPAR
•Net Direct Expenses
•EBITDA
•Adjusted EBITDA
•Adjusted EBITDA Margin
•Owned Resort EBITDA
•Owned Resort EBITDA Margin
•Comparable Non-U.S. GAAP Measures
Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Management Fee Revenue, Cost Reimbursements, Total Net Revenue and Net Direct Expenses
“Net Package Revenue” is derived from the sale of all-inclusive packages, which include room accommodations and premium room upgrades, food and beverage services, and entertainment activities, net of compulsory tips paid to employees. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Revenue is recognized, net of discounts and rebates, when the rooms are occupied and/or the relevant services have been rendered. Advance deposits received from guests are deferred and included in trade and other payables until the rooms are occupied and/or the relevant services have been rendered, at which point the revenue is recognized.
“Net Non-package Revenue” includes revenue associated with premium services and amenities that are not included in net package revenue, such as dining experiences, wines and spirits, and spa packages, net of compulsory tips paid to employees. Government mandated compulsory tips in the Dominican Republic are not included in this adjustment, as they are already excluded from revenue. Net Non-package Revenue is recognized after the completion of the sale when the product or service is transferred to the customer. Food and beverage revenue not included in a guest's all-inclusive package is recognized when the goods are consumed.

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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the three months ended March 31, 2023 and 2022, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent we are successful in entering into more management contracts.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Owned Resort EBITDA, and Owned Resort EBITDA Margin
We define EBITDA, a non-U.S. GAAP financial measure, as net income or loss, determined in accordance with U.S. GAAP, for the period presented before interest expense, income tax and depreciation and amortization expense. EBITDA and Adjusted EBITDA (as defined below) include corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts. We define Adjusted EBITDA, a non-U.S. GAAP financial measure, as EBITDA further adjusted to exclude the following items:
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

We include the non-service cost components of net periodic pension cost or benefit recorded within other income or expense in the Condensed Consolidated Statements of Operations in our calculation of Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
Our comparable portfolio for the three months ended March 31, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended March 31, 2023 and 2022
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$88,748	$68,629	$20,119	29.3%
Pacific Coast	40,515	29,104	11,411	39.2%
Dominican Republic	68,769	69,664	(895)	(1.3)%
Jamaica	62,977	44,264	18,713	42.3%
Segment Owned Net Revenue	261,009	211,661	49,348	23.3%
Other	564	211	353	167.3%
The Playa Collection	726	296	430	145.3%
Management fees	1,929	1,057	872	82.5%
Total Net Revenue	$264,228	$213,225	$51,003	23.9%

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$37,936	$29,458	$8,478	28.8%
Pacific Coast	17,523	12,544	4,979	39.7%
Dominican Republic	26,849	28,377	(1,528)	(5.4)%
Jamaica	27,081	17,158	9,923	57.8%
Segment Owned Resort EBITDA	109,389	87,537	21,852	25.0%
Other corporate	(13,555)	(11,947)	(1,608)	(13.5)%
The Playa Collection	726	296	430	145.3%
Management fees	1,929	1,057	872	82.5%
Total Adjusted EBITDA	$98,489	$76,943	$21,546	28.0%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2023 and 2022 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	83.8%	71.9%	11.9	pts	16.6%
Net Package ADR	$494.08	$436.51	$57.57		13.2%
Net Package RevPAR	$414.21	$313.83	$100.38		32.0%
	($ in thousands)
Net Package Revenue(1)	$79,254	$60,048	$19,206		32.0%
Net Non-package Revenue(1)	9,494	8,581	913		10.6%
Owned Net Revenue	88,748	68,629	20,119		29.3%
Owned Resort EBITDA	$37,936	$29,458	$8,478		28.8%
Owned Resort EBITDA Margin	42.7%	42.9%	(0.2)	pts	(0.5)%
________
(1)For the three months ended March 31, 2022, includes $1.0 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2023 increased $20.1 million, or 29.3%, compared to the three months ended March 31, 2022. The increase was due to the following:
•an increase in Occupancy of 11.9 percentage points compared to the three months ended March 31, 2022, driven by an increase in demand from Canadian, Mexican and United States sourced guests;
•a 13.2% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix; and
•an increase in Net Non-package Revenue of $0.9 million, or 10.6%, compared to the three months ended March 31, 2022. Net Non-package Revenue includes a decrease of $0.7 million due to the expiration of our Extended Stay Program in late 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 2.7% compared to the three months ended March 31, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2023 increased $8.5 million, or 28.8%, compared to the three months ended March 31, 2022. The increase was a result of leveraging a majority of our direct expenses given the Net Package ADR growth, which was partially offset by Occupancy-related increases in resort operating expenses, union-negotiated wage and benefit increases, and a negative impact from the appreciation of the Mexican Peso compared to the three months ended March 31, 2022.
•Owned Resort EBITDA Margin for the three months ended March 31, 2023 was 42.7%, a decrease of 0.2 percentage points compared to the three months ended March 31, 2022. Owned Resort EBITDA Margin was negatively impacted by 370 basis points due to the appreciation of the Mexican Peso compared to the three months ended March 31, 2022. Excluding the impact of foreign exchange rate appreciation, Owned Resort EBITDA Margin would have been 46.4%, an increase of 3.5 percentage points compared to the three months ended March 31, 2022.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2023 and 2022 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	79.3%	66.6%	12.7	pts	19.1%
Net Package ADR	$541.73	$459.90	$81.83		17.8%
Net Package RevPAR	$429.80	$306.41	$123.39		40.3%
	($ in thousands)
Net Package Revenue(1)	$35,820	$25,535	$10,285		40.3%
Net Non-package Revenue(1)	4,695	3,569	1,126		31.5%
Owned Net Revenue	40,515	29,104	11,411		39.2%
Owned Resort EBITDA	$17,523	$12,544	$4,979		39.7%
Owned Resort EBITDA Margin	43.3%	43.1%	0.2	pts	0.5%
________
(1)For the three months ended March 31, 2022, includes $0.3 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2023 increased $11.4 million, or 39.2%, compared to the three months ended March 31, 2022. The increase was due to the following:
•an increase in Occupancy of 12.7 percentage points compared to the three months ended March 31, 2022, driven by an increase in demand from Mexican and Canadian sourced guests;
•a 17.8% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix; and
•an increase in Net Non-package Revenue of $1.1 million, or 31.5%, compared to the three months ended March 31, 2022. Net Non-package Revenue includes a decrease of $0.4 million due to the expiration of our Extended Stay Program in late 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 23.2% compared to the three months ended March 31, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2023 increased $5.0 million, or 39.7%, compared to the three months ended March 31, 2022. The increase was a result of leveraging a majority of our direct expenses given the Net Package ADR growth, which was partially offset by Occupancy-related increases in resort operating expenses, union-negotiated wage and benefit increases, and a negative impact from the appreciation of the Mexican Peso compared to the three months ended March 31, 2022.
•Owned Resort EBITDA Margin for the three months ended March 31, 2023 was 43.3%, an increase of 0.2 percentage points compared to three months ended March 31, 2022. Owned Resort EBITDA Margin was negatively impacted by 350 basis points due to the appreciation of the Mexican Peso compared to the three months ended March 31, 2022. Excluding the impact of foreign exchange rate appreciation, Owned Resort EBITDA Margin would have been 46.8%, an increase of 3.7 percentage points compared to the three months ended March 31, 2022.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended March 31, 2023 and 2022 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	51.1%	77.3%	(26.2)	pts	(33.9)%
Net Package ADR	$490.55	$330.61	$159.94		48.4%
Net Package RevPAR	$250.47	$255.58	$(5.11)		(2.0)%
	($ in thousands)
Net Package Revenue(1)	$59,602	$60,818	$(1,216)		(2.0)%
Net Non-package Revenue(1)	9,167	8,846	321		3.6%
Owned Net Revenue	68,769	69,664	(895)		(1.3)%
Owned Resort EBITDA	$26,849	$28,377	$(1,528)		(5.4)%
Owned Resort EBITDA Margin	39.0%	40.7%	(1.7)	pts	(4.2)%
________
(1)For the three months ended March 31, 2022, includes $1.2 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	61.8%	76.9%	(15.1)	pts	(19.6)%
Net Package ADR	$494.31	$360.44	133.87		37.1%
Net Package RevPAR	$305.71	$277.26	28.45		10.3%
	($ in thousands)
Net Package Revenue	$58,990	$53,500	5,490		10.3%
Net Non-package Revenue	9,095	7,806	1,289		16.5%
Owned Net Revenue	68,085	61,306	6,779		11.1%
Owned Resort EBITDA	$29,277	$26,087	3,190		12.2%
Owned Resort EBITDA Margin	43.0%	42.6%	0.4	pts	0.9%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2023 increased $6.8 million, or 11.1%, compared to the three months ended March 31, 2022. The increase was due to the following:
•a 37.1% increase in Comparable Net Package ADR due to a lower mix of sold rooms at the Jewel Punta Cana during the three months ended March 31, 2023, when we transitioned management to us from a third-party. Excluding this resort, Net Package ADR increased 20.1%;
•a decrease in Occupancy of 15.1 percentage points compared to the three months ended March 31, 2022 as a result of reduced Occupancy at the Jewel Punta Cana, as we transitioned the management of the resort to us from a third-party; and
•an increase in Comparable Net Non-package Revenue of $1.3 million, or 16.5%, compared to the three months ended March 31, 2022. Comparable Net Non-package Revenue includes:
•a decrease of $0.5 million due to the expiration of our Extended Stay Program in late 2022 as COVID-19-related travel restrictions were no longer in effect.
•a decrease in Net Non-package Revenue as a result of reduced Occupancy at the Jewel Punta Cana during the three months ended March 31, 2023. Excluding this resort, Net Non-package Revenue increased 39.6%.

Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2023 increased $3.2 million, or 12.2%, compared to the three months ended March 31, 2022. The increase was a result of leveraging a majority of our direct expenses given the Net Package ADR growth as compared to the three months ended March 31, 2022. Excluding Jewel Punta Cana, Comparable Owned Resort EBITDA for the three months ended March 31, 2023 increased 38.4% compared to the three months ended March 31, 2022.
•Comparable Owned Resort EBITDA Margin for the three months ended March 31, 2023 was 43.0%, an increase of 0.4 percentage points compared to the three months ended March 31, 2022. Comparable Owned Resort EBITDA Margin was negatively impacted by 530 basis points due to reduced Occupancy at the Jewel Punta Cana. Excluding this resort, Comparable Owned Resort EBITDA Margin for the three months ended March 31, 2023 was 48.3%, an increase of 2.8 percentage points compared to the three months ended March 31, 2022.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended March 31, 2023 and 2022 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	82.5%	67.6%	14.9	pts	22.0%
Net Package ADR	$500.78	$418.26	$82.52		19.7%
Net Package RevPAR	$413.24	$282.67	$130.57		46.2%
	($ in thousands)
Net Package Revenue(1)	$53,110	$36,329	$16,781		46.2%
Net Non-package Revenue(1)	9,867	7,935	1,932		24.3%
Owned Net Revenue	62,977	44,264	18,713		42.3%
Owned Resort EBITDA	$27,081	$17,158	$9,923		57.8%
Owned Resort EBITDA Margin	43.0%	38.8%	4.2	pts	10.8%
________
(1)For the three months ended March 31, 2022, includes $0.3 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2023 increased $18.7 million, or 42.3%, compared to the three months ended March 31, 2022. The increase was due to the following:
•an increase in Occupancy of 14.9 percentage points compared to the three months ended March 31, 2022, driven by an increase in demand from United States and Canadian sourced guests;
•a 19.7% increase in Net Package ADR as a result of a higher MICE group contribution to our guest mix; and
•an increase in Net Non-package Revenue of $1.9 million, or 24.3%, compared to the three months ended March 31, 2022. Net Non-package Revenue includes a decrease of $0.6 million due to the expiration of our Extended Stay Program in late 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 9.5% compared to the three months ended March 31, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2023 increased $9.9 million, or 57.8%, compared to the three months ended March 31, 2022. The increase was a result of leveraging a majority of our direct expenses given the Net Package ADR growth, partially offset by Occupancy-related increases in resort operating expenses compared to the three months ended March 31, 2022.
•Owned Resort EBITDA Margin for the three months ended March 31, 2023 increased 4.2 percentage points, or 10.8%, compared to the three months ended March 31, 2022. Owned Resort EBITDA Margin was negatively impacted by 110 basis points due to the timing of sales and marketing expenses and franchise fees compared to the three months ended March 31, 2022.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$42,719	$42,747
Interest expense	29,666	9,168
Income tax provision	4,816	1,614
Depreciation and amortization	19,191	19,500
EBITDA	96,392	73,029
Other (income) expense (a)	(232)	514
Share-based compensation	3,166	3,356
Transaction expense (b)	863	191
Other tax expense (c)	—	240
Repairs from hurricanes and tropical storms (d)	(861)	—
Loss on sale of assets	13	—
Non-service cost components of net periodic benefit	(852)	(387)
Adjusted EBITDA	98,489	76,943
Other corporate (e)	13,555	11,947
The Playa Collection	(726)	(296)
Management fees	(1,929)	(1,057)
Owned Resort EBITDA	109,389	87,537
Less: Non-comparable Owned Resort EBITDA	(2,428)	2,290
Comparable Owned Resort EBITDA(f)	$111,817	$85,247
________
(a)    Represents changes in foreign exchange and other miscellaneous non-operating expenses or income.
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
(d)    Includes significant repair and clean-up expenses incurred from natural events which are not expected to be offset by property damage insurance proceeds. It does not include repair and clean-up costs from natural events that are not considered significant. For the three months ended March 31, 2023, represents a decrease in the expected repair and clean-up expenses for the Jewel Punta Cana related to the impact of Hurricane Fiona.
(e)    For the three months ended March 31, 2023 and 2022, represents corporate salaries and benefits of $9.7 million for 2023 and $8.3 million for 2022, professional fees of $1.9 million for 2023 and $1.9 million for 2022, corporate rent and insurance of $1.0 million for 2023 and $1.0 million for 2022, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.0 million for 2023 and $0.7 million for 2022.
(f)    Our comparable portfolio for the three months ended March 31, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party.
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
Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses since the beginning of 2022. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we experienced some improvement during 2023, we expect that costs will likely remain elevated at least through the first half of 2023, but could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.

Liquidity and Capital Resources
Our net cash provided by operating activities for the three months ended March 31, 2023 was $45.3 million, representing a significant increase over the three months ended March 31, 2022. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of March 31, 2023, we had $281.5 million of available cash, as compared to $283.9 million as of December 31, 2022. Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, we had no restricted cash balance as of March 31, 2023. As of April 30, 2022, we had approximately $266.9 million of available cash and also had $225.0 million available on our Revolving Credit Facility, which does not mature until January 2028.
We expect to meet our long-term liquidity requirements generally through the sources of cash available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
Cash Requirements
Our expected material cash requirements for the remainder of 2023 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.
As of March 31, 2023, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. As of March 31, 2023, we had $85.6 million of scheduled contractual obligations remaining in 2023 which we expect to pay with available cash.
We are continuing to monitor our liquidity and we may pursue additional sources of liquidity as needed. The availability of additional liquidity options will depend on the economic and financial environment, our credit, our historical and projected financial and operating performance and continued compliance with financial covenants. If operating conditions do not continue to improve, whether as a result of a resurgence of COVID-19 or for other reasons, such as inflation, we may not be able to maintain our current liquidity position or access additional sources of liquidity at acceptable terms or at all.
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

Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$45,287	$37,648
Net cash used in investing activities	$(2,352)	$(4,436)
Net cash used in financing activities	$(45,415)	$(2,624)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(2,480)	$30,588
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the three months ended March 31, 2023, our net cash provided by operating activities was $45.3 million. For the three months ended March 31, 2022, our net cash provided by operating activities was $37.6 million.
Cash Flows from Investing Activities
Our net cash used in investing activities was $2.4 million for the three months ended March 31, 2023 compared to $4.4 million for the three months ended March 31, 2022.
Activity for the three months ended March 31, 2023:
•Purchases of property and equipment of $10.3 million, primarily for maintenance related expenditures; and
•Property damage insurance proceeds related to the impacts of Hurricane Fiona of $8.0 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $45.4 million for the three months ended March 31, 2023 compared to $2.6 million for the three months ended March 31, 2022.
Activity for the three months ended March 31, 2023:
•Principal payments on our 2022 Term Loan of $2.8 million; and
•Repurchases of ordinary shares of $42.6 million.
Activity for the three months ended March 31, 2022:
•Principal payments on our prior Term Loan of $2.5 million.

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

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. As of March 31, 2023, 100% of our outstanding indebtedness bore interest at floating rates, as our 2022 Term Loan incurs interest based on SOFR plus a margin of 4.25%.
•If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $11.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million. If we included the effects of our interest rate swaps effective April 2023 (discussed below), the decrease would be approximately $5.5 million annually.
•If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $11.0 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million. If we included the effects of our interest rate swaps effective April 2023 (discussed below), the increase would be approximately $5.5 million annually.
Our interest rate swaps, which previously mitigated risk related to LIBOR, matured on March 31, 2023. Effective April 15, 2023, we entered into two interest rate swaps to mitigate the floating interest rate risk on our 2022 Term Loan, which incurs interest based on SOFR. The interest rate swaps each have a fixed notional amount of $275.0 million and are not for trading purposes. The fixed rates paid by us on the interest rate swaps are 4.05% and 3.71%, and the variable rate received resets monthly to the one-month SOFR rate. The interest rate swaps mature on April 15, 2025 and April 15, 2026, respectively.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2023 less than 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 75% of our resort-level operating expenses for the three months ended March 31, 2023 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2023 would have impacted our Owned Resort EBITDA by approximately $2.9 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2023 would have impacted our Owned Resort EBITDA by approximately $1.7 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2023 would have impacted our Owned Resort EBITDA by approximately $1.4 million on a year-to-date basis.
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
Item 1A. Risk Factors.

As of March 31, 2023, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended March 31, 2023:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
January 1, 2023 to January 31, 2023	1,541,689	$6.57	1,541,689	$43,609
February 1, 2023 to February 28, 2023	132,954	8.98	132,954	198,806
March 1, 2023 to March 31, 2023	3,299,489	8.96	3,299,489	169,245
Total	4,974,132	$8.17	4,974,132	$169,245
________
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(2) In February 2023, our Board established a new $200.0 million share repurchase program, which authorization replaced our $100.0 million repurchase authorization announced in September 2022, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The share repurchase authorization has no expiration date. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 4, 2023	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 4, 2023	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)