Form 10-Q
period 2023-06-30
Playa Hotels & Resorts N.V.
filed 2023-08-03
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 147,716,466 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$268,845	$283,945
Trade and other receivables, net	73,360	62,946
Insurance recoverable	9,750	34,191
Accounts receivable from related parties	8,189	8,806
Inventories	20,426	20,046
Prepayments and other assets	56,896	44,177
Property and equipment, net	1,517,130	1,536,567
Derivative financial instruments	8,850	3,510
Goodwill, net	61,654	61,654
Other intangible assets	6,003	6,556
Deferred tax assets	7,092	7,422
Total assets	$2,038,195	$2,069,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade and other payables	$183,270	$231,652
Payables to related parties	13,209	6,852
Income tax payable	554	990
Debt	1,063,210	1,065,453
Other liabilities	32,152	30,685
Deferred tax liabilities	74,997	69,326
Total liabilities	1,367,392	1,404,958
Commitments and contingencies (see Note 7)
Shareholders’ equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 169,423,980 shares issued and 150,650,437 shares outstanding as of June 30, 2023 and 168,275,504 shares issued and 158,228,508 shares outstanding as of December 31, 2022)	18,822	18,700
Treasury shares (at cost, 18,773,543 shares as of June 30, 2023 and 10,046,996 shares as of December 31, 2022)	(138,002)	(62,953)
Paid-in capital	1,195,576	1,189,090
Accumulated other comprehensive income (loss)	4,045	(6,985)
Accumulated deficit	(409,638)	(472,990)
Total shareholders’ equity	670,803	664,862
Total liabilities and shareholders’ equity	$2,038,195	$2,069,820
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Package	$208,356	$183,232	$441,924	$370,047
Non-package	33,124	33,957	66,605	63,200
The Playa Collection	828	398	1,554	694
Management fees	2,122	1,343	4,051	2,400
Cost reimbursements	3,008	2,080	6,542	4,032
Other revenues	602	257	1,166	468
Total revenue	248,040	221,267	521,842	440,841
Direct and selling, general and administrative expenses
Direct	132,606	119,125	261,574	225,965
Selling, general and administrative	47,614	41,478	92,741	78,717
Depreciation and amortization	19,316	19,628	38,507	39,128
Reimbursed costs	3,008	2,080	6,542	4,032
(Gain) loss on sale of assets	(2)	9	11	9
Business interruption insurance recoveries	(495)	—	(495)	—
Gain on insurance proceeds	(3,794)	—	(3,794)	—
Direct and selling, general and administrative expenses	198,253	182,320	395,086	347,851
Operating income	49,787	38,947	126,756	92,990
Interest expense	(26,119)	(12,892)	(55,785)	(22,060)
Other (expense) income	(203)	5,756	29	5,242
Net income before tax	23,465	31,811	71,000	76,172
Income tax provision	(2,832)	(1,286)	(7,648)	(2,900)
Net income	$20,633	$30,525	$63,352	$73,272

Earnings per share
Basic	$0.14	$0.18	$0.41	$0.44
Diluted	$0.13	$0.18	$0.40	$0.44
Weighted average number of shares outstanding during the period - Basic	151,955,076	165,894,797	154,619,822	165,819,508
Weighted average number of shares outstanding during the period - Diluted	154,192,223	167,249,294	156,511,568	167,088,771
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$20,633	$30,525	$63,352	$73,272
Other comprehensive income, net of taxes
Gain on interest rate swaps	8,558	2,926	11,453	5,820
Pension obligation loss	(205)	(116)	(423)	(350)
Total other comprehensive income	8,353	2,810	11,030	5,470
Comprehensive income	$28,986	$33,335	$74,382	$78,742
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	42,747	42,747
Other comprehensive income	—	—	—	—	—	2,660	—	2,660
Share-based compensation	1,339,787	152	—	—	3,204	—	—	3,356
Balance at March 31, 2022	165,778,067	$18,670	2,208,004	$(16,697)	$1,180,584	$(16,011)	$(486,949)	$679,597
Net income	—	—	—	—	—	—	30,525	30,525
Other comprehensive income	—	—	—	—	—	2,810	—	2,810
Share-based compensation	251,784	26	—	—	2,884	—	—	2,910
Balance at June 30, 2022	166,029,851	$18,696	2,208,004	$(16,697)	$1,183,468	$(13,201)	$(456,424)	$715,842

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862
Net income	—	—	—	—	—	—	42,719	42,719
Other comprehensive income	—	—	—	—	—	2,677	—	2,677
Share-based compensation	1,148,476	122	—	—	3,044	—	—	3,166
Repurchase of ordinary shares	(4,974,132)	—	4,974,132	(40,890)	—	—	—	(40,890)
Balance at March 31, 2023	154,402,852	$18,822	15,021,128	$(103,843)	$1,192,134	$(4,308)	$(430,271)	$672,534
Net income	—	—	—	—	—	—	20,633	20,633
Other comprehensive income	—	—	—	—	—	8,353	—	8,353
Share-based compensation	—	—	—	—	3,442	—	—	3,442
Repurchase of ordinary shares	(3,752,415)	—	3,752,415	(34,159)	—	—	—	(34,159)
Balance at June 30, 2023	150,650,437	$18,822	18,773,543	$(138,002)	$1,195,576	$4,045	$(409,638)	$670,803
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,352	$73,272
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	38,507	39,128
Amortization of debt discount and issuance costs	3,473	2,053
Share-based compensation	6,608	6,266
Loss (gain) on derivative financial instruments	6,113	(17,429)
Deferred income taxes	6,001	2,435
Loss on sale of assets	11	9
Amortization of key money	(386)	(800)
Provision for (recovery of) doubtful accounts	416	(887)
Other	260	(40)
Changes in assets and liabilities:
Trade and other receivables, net	(10,879)	(12,619)
Insurance recoverable	6,633	—
Accounts receivable from related parties	617	(5,727)
Inventories	(388)	(1,519)
Prepayments and other assets	(11,623)	4,786
Trade and other payables	(47,896)	4,641
Payables to related parties	6,357	2,385
Income tax payable	(436)	(288)
Other liabilities	371	1,635
Net cash provided by operating activities	67,111	97,301
INVESTING ACTIVITIES
Capital expenditures	(18,796)	(11,892)
Purchase of intangibles	(152)	(103)
Proceeds from the sale of assets, net	9	25
Property damage insurance proceeds	17,808	—
Net cash used in investing activities	(1,131)	(11,970)
FINANCING ACTIVITIES
Repayments of debt	(5,500)	(29,913)
Repurchase of ordinary shares	(75,364)	—
Principal payments on finance lease obligations	(216)	(198)
Net cash used in financing activities	(81,080)	(30,111)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,100)	55,220
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$283,945	$293,577
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$268,845	$348,797
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$47,215	$36,971
Cash paid for income taxes, net	$2,649	$820
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$1,327	$1,239
Repurchase of ordinary shares not yet settled	$1,353	$—
Intangible assets capitalized but not yet paid	$—	$83
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,243	$—
Par value of vested restricted share awards	$122	$178
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2023. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Cloud Computing Arrangements
We capitalize application development stage costs associated with cloud computing arrangements (CCAs). Capitalized implementation costs are included in prepayments and other assets in our Condensed Consolidated Balance Sheets. Amortization is calculated on a straight-line basis over the term of the hosting arrangement and is included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
Accounting standards
New accounting pronouncements recently issued or effective were not applicable to the Company or are not expected to have a material impact on the Condensed Consolidated Financial Statements.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended June 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$67,749	$33,786	$55,557	$51,264	$—	$208,356
Non-package revenue	9,536	4,997	9,867	8,724	—	33,124
The Playa Collection	—	—	—	—	828	828
Management fees	40	—	—	—	2,082	2,122
Cost reimbursements	—	—	—	1,270	1,738	3,008
Other revenues	—	—	—	—	602	602
Total revenue	$77,325	$38,783	$65,424	$61,258	$5,250	$248,040

	Three Months Ended June 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue (1)	$61,898	$29,972	$53,564	$37,798	$—	$183,232
Non-package revenue (1)(2)(3)	10,028	4,432	11,343	8,154	—	33,957
The Playa Collection (2)	—	—	—	—	398	398
Management fees	32	—	—	—	1,311	1,343
Cost reimbursements	—	—	—	1,132	948	2,080
Other revenues (3)	—	—	—	—	257	257
Total revenue	$71,958	$34,404	$64,907	$47,084	$2,914	$221,267

	Six Months Ended June 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$149,036	$70,589	$115,159	$107,140	$—	$441,924
Non-package revenue	19,236	9,744	19,034	18,591	—	66,605
The Playa Collection	—	—	—	—	1,554	1,554
Management fees	78	—	—	—	3,973	4,051
Cost reimbursements	—	—	—	2,607	3,935	6,542
Other revenues	—	—	—	—	1,166	1,166
Total revenue	$168,350	$80,333	$134,193	$128,338	$10,628	$521,842

	Six Months Ended June 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue (1)	$123,435	$56,195	$114,427	$75,990	$—	$370,047
Non-package revenue (1)(2)(3)	18,869	8,053	20,189	16,089	—	63,200
The Playa Collection (2)	—	—	—	—	694	694
Management fees	62	—	—	—	2,338	2,400
Cost reimbursements	—	—	—	2,130	1,902	4,032
Other revenues (3)	—	—	—	—	468	468
Total revenue	$142,366	$64,248	$134,616	$94,209	$5,402	$440,841
________
(1)Includes $2.6 million and $5.3 million of on-property room upgrade revenue for the quarter-to-date and year-to date periods, respectively, that was reclassified from non-package revenue to package revenue to conform with current period presentation.
(2)Includes $0.4 million and $0.7 million that was reclassified from non-package revenue to The Playa Collection for the quarter-to-date and year-to date periods, respectively, to conform with current period presentation.
(3)Includes $0.3 million and $0.5 million that was reclassified from non-package revenue to other revenues for the quarter-to-date and year-to date periods, respectively, to conform with current period presentation.

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2023 and December 31, 2022 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2023	2022
Property and equipment, gross
Land, buildings and improvements	$1,767,707	$1,765,130
Fixtures and machinery (1)	89,430	88,333
Furniture and other fixed assets	219,009	213,005
Construction in progress	17,802	10,293
Total property and equipment, gross	2,093,948	2,076,761
Accumulated depreciation	(576,818)	(540,194)
Total property and equipment, net	$1,517,130	$1,536,567
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $6.3 million as of June 30, 2023 and December 31, 2022.
Depreciation expense for property and equipment was $19.0 million and $19.3 million for the three months ended June 30, 2023 and 2022, respectively, and $37.8 million and $38.4 million for the six months ended June 30, 2023 and 2022, respectively.
Hurricane Fiona
On September 19, 2022, Hurricane Fiona, a Category 1 hurricane, made landfall on the eastern coast of the Dominican Republic and caused non-structural damage to several of our resorts. Our insurance policies provide coverage for business interruption, including lost profits, and reimbursement for costs related to the property damages and losses we have incurred.
We received property damage insurance proceeds of $17.8 million and business interruption proceeds of $11.1 million related to Hurricane Fiona during the six months ended June 30, 2023.
The property we manage in the Dominican Republic, Sanctuary Cap Cana, also sustained damage from Hurricane Fiona and was temporarily closed in late September for necessary clean-up and repairs. The resort reopened on January 20, 2023.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Leases	2023	2022	2023	2022
Operating lease income (1)	$1,101	$1,076	$2,051	$2,302
________
(1) Our operating lease income, which is recorded within non-package revenue in the Condensed Consolidated Statements of Operations, includes variable lease revenue which is typically calculated as a percentage of our tenant’s net sales.

Note 5. Income taxes
We file tax returns for our entities in key jurisdictions including Mexico, the Dominican Republic, Jamaica, the United States, and the Netherlands. We are domiciled in the Netherlands and our Dutch subsidiaries are subject to a Dutch general tax rate of 25.8%. Our other operating subsidiaries are subject to tax rates of up to 30% in the jurisdictions in which they are domiciled.
All of our outstanding Advance Pricing Agreements (“APAs”) for our Dominican Republic entities expired as of December 31, 2021. We are currently in the process of finalizing the terms of new APAs, which we expect to complete before the end of 2023. Our estimated annual effective tax rate calculation reflects the terms of the APAs that are expected to apply for the year ending December 31, 2023.
We had no uncertain tax positions or unrecognized tax benefits as of June 30, 2023. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of June 30, 2023, a valuation allowance has been maintained as a reserve on a portion of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
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
Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds’ ownership of our ordinary shares. An affiliate of DKCM was also a lender of $25.0 million in aggregate principal of our Term Loan due 2029 (as defined in Note 11) as of December 31, 2022.
Relationship with HG Vora Capital Management, LLC
HG Vora Capital Management, LLC is considered a related party due to its ownership of our ordinary shares and was a lender of $8.5 million and $42.5 million in aggregate principal of the Term Loan due 2029 as of June 30, 2023 and December 31, 2022, respectively.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2023 and 2022 were as follows ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Transaction	2023	2022	2023	2022
Revenues
ALG	Package revenue	$—	$4,951	$—	$10,825
Sagicor	Cost reimbursements(1)	$1,270	$1,317	$2,747	$2,420
Expenses
Hyatt	Franchise fees(2)	$9,309	$7,802	$19,263	$15,215
Sagicor	Insurance premiums(2)	$377	$255	$697	$534
Chief Executive Officer	Lease expense(3)	$153	$192	$349	$380
DKCM	Interest expense(4)	$—	$5,472	$—	$10,877
AMResorts	Management fees(2)	$—	$872	$41	$1,984
AMResorts	Marketing fees(3)	$—	$972	$37	$2,055
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
In 2015, the local taxing authorities in Mexico challenged $3.4 million of value added tax (“VAT”) receivable that was recognized in connection with the renovation of the Hyatt Ziva Cancún. During the second quarter of 2022, the tax authorities ruled in our favor resulting in receipt of the VAT and an additional $6.2 million for interest and inflation since the date the VAT refund was requested. The gain of $6.2 million is reported within other (expense) income in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.
Note 8. Ordinary shares
On February 9, 2023, our Board of Directors authorized a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended June 30, 2023, we repurchased 3,752,415 ordinary shares under the program at an average price of $9.10 per share. As of June 30, 2023, we had approximately $135.1 million remaining under our $200.0 million share repurchase program.
As of June 30, 2023, our ordinary share capital consisted of 150,650,437 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,868,770 restricted shares and performance share awards and 32,658 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. On May 11, 2023, our shareholders approved an amendment to the 2017 Plan to increase the number of ordinary shares authorized and available for grant from 12,000,000 shares to 24,000,000 shares. As of June 30, 2023, there were 12,933,071 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2023 to June 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	2,288,821	$6.94
Granted	1,744,579	6.77
Vested	(1,148,476)	6.91
Forfeited	(31,846)	6.91
Unvested balance at June 30, 2023	2,853,078	$6.85
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
________
(1) Expected volatility was determined based on our historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2023 to June 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,329,123	$6.05
Granted	719,227	6.88
Unvested balance at June 30, 2023	2,048,350	$6.34

Note 10. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$20,633	$30,525	$63,352	$73,272
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	151,955,076	165,894,797	154,619,822	165,819,508
Effect of dilutive securities
Unvested performance share awards	1,165,943	481,048	1,093,612	460,336
Unvested restricted share awards	1,071,204	873,449	798,134	808,927
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	154,192,223	167,249,294	156,511,568	167,088,771

EPS - Basic	$0.14	$0.18	$0.41	$0.44
EPS - Diluted	$0.13	$0.18	$0.40	$0.44

For the six months ended June 30, 2022, unvested performance share awards in the amount 187,500 shares were not included in the computation of diluted EPS as their effect would have been anti-dilutive. We had no anti-dilutive unvested performance share awards for all other periods presented in our Condensed Consolidated Statement of Operations. The performance targets of our unvested performance share awards were partially achieved as of June 30, 2023 and 2022.

For the three and six months ended June 30, 2023 and 2022, we had no anti-dilutive unvested restricted share awards.
Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50% (1)	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 4.25%	January 5, 2029	1,094,500	1,100,000
Total Senior Secured Credit Facilities (at stated value)			1,094,500	1,100,000
Unamortized discount			(29,603)	(32,428)
Unamortized debt issuance costs			(7,129)	(7,776)
Total Senior Secured Credit Facilities, net			$1,057,768	$1,059,796

Financing lease obligations			$5,442	$5,657

Total debt, net			$1,063,210	$1,065,453
________
(1)Undrawn balances bear interest between 0.25% to 0.50% depending on certain leverage ratios. We had an available balance of $225.0 million as of June 30, 2023 and December 31, 2022. Interest is incurred on any outstanding balance based on the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 3.25% to 3.75%, depending on our consolidated secured net leverage ratio.
(2)The effective interest rate for the Term Loan due 2029 was 9.34% and 8.58% as of June 30, 2023 and December 31, 2022, respectively.

Second Restatement Agreement
On December 16, 2022, we entered into the Second Restatement Agreement to amend and restate our Senior Secured Credit Facility to consist of (i) a $225.0 million revolving line of credit with a maturity date of January 5, 2028 (the “Revolving Credit Facility”) and (ii) a $1.1 billion term loan with a maturity of January 5, 2029 (the “Term Loan due 2029” and collectively with the Revolving Credit Facility, the “Senior Secured Credit Facility”).
The Term Loan due 2029 bears interest at SOFR plus a margin of 4.25% (where the applicable SOFR rate has a 0.50% floor). The Revolving Credit Facility bears interest at SOFR plus a margin ranging from 3.25% to 3.75%, in each case, depending on the level of our consolidated secured net leverage ratio in effect from time to time.
Financial maintenance covenants
We were in compliance with all applicable covenants as of June 30, 2023. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 12. Derivative financial instruments
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the three and six months ended June 30, 2023 and 2022 are as follows:

Notional Amount	Interest Rate Received	Fixed Rate Paid	Effective Date	Maturity Date
Designated as Cash Flow Hedges
$275 million	One-month SOFR	4.05%	April 15, 2023	April 15, 2025
$275 million	One-month SOFR	3.71%	April 15, 2023	April 15, 2026
Not Designated as Hedging Instrument (1)
$800 million	One-month LIBOR	2.85%	March 29, 2018	March 31, 2023
________
(1) Our LIBOR-based interest rate swaps were designated as cash flow hedges in March 2019, but were deemed ineffective in February 2020 due to the decrease in interest rates.

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	2023	2022
AOCI from our cash flow hedges as of January 1	$2,895	$14,632
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,895)	(2,894)
AOCI from our cash flow hedges as of March 31	—	11,738
Change in fair value	(9,874)	—
Reclassification from AOCI to interest expense	1,316	(2,926)
AOCI from our cash flow hedges as of June 30(1)	(8,558)	8,812
________
(1) As of June 30, 2023, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $7.3 million.

Derivative Financial Instruments	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Designated as Cash Flow Hedges
Interest rate swap	Interest expense	$(1,316)	$—	$(1,316)	$—
Not Designated as Hedging Instruments
Interest rate swap (1)	Interest expense	$—	$(2,077)	$3,013	$(7,792)
________
(1) Includes the loss or (gain) from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of June 30,	As of December 31,
		2023	2022
Designated as Cash Flow Hedges
Interest rate swap	Derivative financial instruments	$8,850	$—
Not Designated as Hedging Instruments
Interest rate swap	Derivative financial instruments	$—	$3,510

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of June 30, 2023 and December 31, 2022. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 ($ in thousands):

Financial Assets	June 30, 2023	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$8,850	$—	$8,850	$—

Financial Assets	December 31, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$3,510	$—	$3,510	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2023 and December 31, 2022 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,057,768	$—	$—	$1,116,162

	Carrying Value	Fair Value
	As of December 31, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,059,796	$—	$—	$1,114,860
The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Interest rate swaps	The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted SOFR as of the measurement date. If, in subsequent periods, forecasted SOFR exceeds the fixed rates we pay on our interest rate swaps, we will recognize a gain and future cash inflows. Conversely, if forecasted SOFR falls below the fixed rates we pay on our interest rate swaps in subsequent periods, we will recognize a loss and future cash outflows.
Financial instruments not recorded at fair value
Term Loan due 2029	The fair value of our Term Loan due 2029 is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loan due 2029. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2023 and December 31, 2022 ($ in thousands):

	As of June 30,	As of December 31,
	2023	2022
Gross trade and other receivables (1)	$73,940	$63,396
Allowance for doubtful accounts	(580)	(450)
Total trade and other receivables, net	$73,360	$62,946
________
(1) The opening balance as of January 1, 2022 was $47.4 million.

We have not experienced any significant write-offs to our accounts receivable during the three and six months ended June 30, 2023 and 2022.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2023 and December 31, 2022 ($ in thousands):

	As of June 30,	As of December 31,
	2023	2022
Advances to suppliers	$24,225	$12,683
Prepaid income taxes	11,679	11,809
Prepaid other taxes (1)	3,605	4,539
Operating lease right-of-use assets	3,838	2,968
Key money	6,606	6,735
Other assets	6,943	5,443
Total prepayments and other assets	$56,896	$44,177
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three and six months ended June 30, 2023. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of June 30, 2023 and December 31, 2022 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654

Other intangible assets
Other intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,
	2023	2022
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system	6,375	6,375
Other	4,679	4,499
Total gross carrying value	13,829	13,649

Accumulated amortization
Management contract	(475)	(428)
Enterprise resource planning system	(3,224)	(2,771)
Other	(4,127)	(3,894)
Total accumulated amortization	(7,826)	(7,093)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,425	1,472
Enterprise resource planning system	3,151	3,604
Other	552	605
Total net carrying value	$6,003	$6,556
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
Amortization expense for intangible assets was $0.3 million for the three months ended June 30, 2023 and 2022, and $0.7 million for the six months ended June 30, 2023 and 2022.
Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2023 and December 31, 2022 ($ in thousands):

	As of June 30,	As of December 31,
	2023	2022
Trade payables	$29,232	$28,422
Advance deposits (1)	65,439	83,262
Withholding and other taxes payable	18,138	31,111
Interest payable	3,132	3,996
Payroll and related accruals	24,432	29,273
Accrued expenses and other payables (2)	42,897	55,588
Total trade and other payables	$183,270	$231,652
________
(1) The opening balance as of January 1, 2022 was $62.6 million.
(2) As of June 30, 2023, accrued expenses and other payables includes approximately $1.4 million related to share repurchases not yet settled and $18.8 million of unpaid clean up and repair expenses related to Hurricane Fiona.

Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2023 and December 31, 2022 ($ in thousands):

	As of June 30,	As of December 31,
	2023	2022
Pension obligation (1)(2)	$10,150	$7,777
Operating lease liabilities	4,323	3,472
Unfavorable ground lease liability	1,803	1,857
Key money	14,846	15,362
Other	1,030	2,217
Total other liabilities	$32,152	$30,685
________
(1) For the three months ended June 30, 2023 and 2022, the service cost component of net periodic pension cost was $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2023 and 2022, the service cost component was $0.6 million and $0.4 million, respectively.
(2) For the three months ended June 30, 2023 and 2022, the non-service cost components of net periodic pension cost were $0.8 million and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022, the non-service cost components were $1.7 million and $0.5 million, respectively.
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the three and six months ended June 30, 2023 and 2022, we have excluded the immaterial amounts of management fees, cost reimbursements, The Playa Collection and other from our segment reporting.
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax provision, and depreciation and amortization expense (“Adjusted EBITDA”) and the performance of our segments is evaluated on Adjusted EBITDA before corporate expenses, The Playa Collection revenue and management fee revenue (“Owned Resort EBITDA”). Adjusted EBITDA and Owned Resort EBITDA should not be considered alternatives to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP.
We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax provision, and depreciation and amortization expense, further adjusted to exclude the following items: (a) (gain) loss on sale of assets; (b) other (expense) income; (c) repairs from hurricanes and tropical storms; (d) share-based compensation; (e) other tax income; and (f) transaction expenses. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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

The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Owned net revenue
Yucatán Peninsula	$74,891	$69,977	$163,639	$138,606
Pacific Coast	37,776	33,496	78,291	62,600
Dominican Republic	65,127	64,860	133,896	134,524
Jamaica	57,418	43,758	120,395	88,022
Segment owned net revenue	235,212	212,091	496,221	423,752
Other revenues	602	257	1,166	468
Management fees	2,122	1,343	4,051	2,400
The Playa Collection	828	398	1,554	694
Cost reimbursements	3,008	2,080	6,542	4,032
Compulsory tips	6,268	5,098	12,308	9,495
Total revenue	$248,040	$221,267	$521,842	$440,841
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Owned Resort EBITDA
Yucatán Peninsula	$24,327	$25,974	$62,263	$55,432
Pacific Coast	14,883	13,910	32,406	26,454
Dominican Republic	21,979	20,747	48,828	49,124
Jamaica	21,923	12,142	49,004	29,300
Segment Owned Resort EBITDA	83,112	72,773	192,501	160,310
Other corporate	(13,940)	(12,810)	(27,495)	(24,757)
The Playa Collection	828	398	1,554	694
Management fees	2,122	1,343	4,051	2,400
Adjusted EBITDA	72,122	61,704	170,611	138,647
Interest expense	(26,119)	(12,892)	(55,785)	(22,060)
Depreciation and amortization	(19,316)	(19,628)	(38,507)	(39,128)
Gain (loss) on sale of assets	2	(9)	(11)	(9)
Other (expense) income	(203)	5,756	29	5,242
Repairs from hurricanes and tropical storms	31	—	892	—
Share-based compensation	(3,442)	(2,910)	(6,608)	(6,266)
Other tax income	—	240	—	—
Transaction expenses	(502)	(611)	(1,365)	(802)
Non-service cost components of net periodic pension cost (1)	892	161	1,744	548
Net income before tax	23,465	31,811	71,000	76,172
Income tax provision	(2,832)	(1,286)	(7,648)	(2,900)
Net income	$20,633	$30,525	$63,352	$73,272
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other (expense) income in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of June 30, 2023 and December 31, 2022 ($ in thousands):

	As of June 30,	As of December 31,
	2023	2022
Segment property and equipment, gross
Yucatán Peninsula	$681,904	$676,218
Pacific Coast	294,785	291,372
Dominican Republic	694,948	690,181
Jamaica	416,643	413,563
Total segment property and equipment, gross	2,088,280	2,071,334
Corporate property and equipment, gross	5,668	5,427
Accumulated depreciation	(576,818)	(540,194)
Total property and equipment, net	$1,517,130	$1,536,567

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Segment capital expenditures
Yucatán Peninsula	$6,166	$3,858
Pacific Coast	3,415	2,904
Dominican Republic	5,173	3,196
Jamaica	3,454	1,820
Total segment capital expenditures (1)	18,208	11,778
Corporate	241	466
Total capital expenditures (1)	$18,449	$12,244
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
In preparing the interim Condensed Consolidated Financial Statements, we have evaluated subsequent events through August 3, 2023, which is the date the financial statements were issued.
During the period from July 1, 2023 through July 31, 2023, we purchased 2,933,971 ordinary shares at an average price of $8.21 per share. As of July 31, 2023, we had $111.0 million remaining under our $200.0 million share repurchase program.

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
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of June 30, 2023, Playa owned and/or managed a total portfolio consisting of 26 resorts (9,756 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
For the three months ended June 30, 2023, we generated net income of $20.6 million, Total Revenue of $248.0 million, Net Package RevPAR of $312.64 and Adjusted EBITDA of $72.1 million. For the three months ended June 30, 2022, we generated net income of $30.5 million, Total Revenue of $221.3 million, Net Package RevPAR of $275.33 and Adjusted EBITDA of $61.7 million.
For the six months ended June 30, 2023, we generated net income of $63.4 million, Total Revenue of $521.8 million, Net Package RevPAR of $333.84 and Adjusted EBITDA of $170.6 million. For the six months ended June 30, 2022, we generated net income of $73.3 million, Total Revenue of $440.8 million, Net Package RevPAR of $280.14 and Adjusted EBITDA of $138.6 million.

Our Portfolio of Resorts
As of June 30, 2023, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

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
(2) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor Financial Corporation Limited that comprise the Jewel Grande Montego Bay Resort & Spa.
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

Results of Operations
Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change	% Change
Revenue
Package	$208,356	$183,232	$25,124	13.7%
Non-package	33,124	33,957	(833)	(2.5)%
The Playa Collection	828	398	430	108.0%
Management fees	2,122	1,343	779	58.0%
Cost reimbursements	3,008	2,080	928	44.6%
Other revenues	602	257	345	134.2%
Total revenue	248,040	221,267	26,773	12.1%
Direct and selling, general and administrative expenses
Direct	132,606	119,125	13,481	11.3%
Selling, general and administrative	47,614	41,478	6,136	14.8%
Depreciation and amortization	19,316	19,628	(312)	(1.6)%
Reimbursed costs	3,008	2,080	928	44.6%
(Gain) loss on sale of assets	(2)	9	(11)	(122.2)%
Business interruption insurance recoveries	(495)	—	(495)	100.0%
Gain on insurance proceeds	(3,794)	—	(3,794)	100.0%
Direct and selling, general and administrative expenses	198,253	182,320	15,933	8.7%
Operating income	49,787	38,947	10,840	27.8%
Interest expense	(26,119)	(12,892)	(13,227)	(102.6)%
Other (expense) income	(203)	5,756	(5,959)	(103.5)%
Net income before tax	23,465	31,811	(8,346)	(26.2)%
Income tax provision	(2,832)	(1,286)	(1,546)	(120.2)%
Net income	$20,633	$30,525	$(9,892)	(32.4)%
The tables below set forth information for our total portfolio with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, Total Net Revenue, Adjusted EBITDA and Adjusted EBITDA Margin. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance” below. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.

Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	73.5%	75.1%	(1.6)	pts	(2.1)%
Net Package ADR	$425.52	$366.53	$58.99		16.1%
Net Package RevPAR	$312.64	$275.33	$37.31		13.6%
	($ in thousands)
Net Package Revenue(1)	$202,678	$178,492	$24,186		13.6%
Net Non-package Revenue(1)	32,534	33,599	(1,065)		(3.2)%
The Playa Collection Revenue	828	398	430		108.0%
Management Fee Revenue	2,122	1,343	779		58.0%
Other Revenues	602	257	345		134.2%
Total Net Revenue	238,764	214,089	24,675		11.5%
Adjusted EBITDA	$72,122	$61,704	$10,418		16.9%
Adjusted EBITDA Margin	30.2%	28.8%	1.4	pts	4.9%
________
(1)For the three months ended June 30, 2022, includes $2.6 million of on-property room upgrade revenue that was reclassified from non-package revenue to package revenue to conform with current period presentation.

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended June 30, 2023 increased $26.8 million, or 12.1%, compared to the three months ended June 30, 2022.

Our Total Net Revenue for the three months ended June 30, 2023 increased $24.7 million, or 11.5%, compared to the three months ended June 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 16.1% as a result of:
•a higher meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix; and
•a benefit from the reduced occupancy levels at Jewel Palm Beach and Jewel Punta Cana due to a slower ramp, as we were unable to make up ground after missing the key summer selling season once we assumed management from a third-party. Excluding these resorts, Net Package ADR increased 15.5%.
•a decrease in Net Non-package Revenue of $1.1 million, or 3.2%, primarily as a result of a $1.5 million decrease due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect compared to the three months ended June 30, 2022.
•a decrease in Occupancy of 1.6 percentage points as a result of reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy increased 1.7 percentage points compared to the three months ended June 30, 2022.
Adjusted EBITDA
Our Adjusted EBITDA for the three months ended June 30, 2023 increased $10.4 million, or 16.9%, compared to the three months ended June 30, 2022. Adjusted EBITDA for the three months ended June 30, 2023 includes a $4.3 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona in the Dominican Republic during the second half of 2022, which had a positive impact of 180 basis points on Adjusted EBITDA Margin for the three months ended June 30, 2023.
•Our Adjusted EBITDA Margin was negatively impacted by 260 basis points due to the appreciation of the Mexican Peso compared to the three months ended June 30, 2022. Excluding the impact of foreign exchange rate appreciation and the benefit from business interruption proceeds and recoverable expenses, Adjusted EBITDA Margin would have been 31.0%, an increase of 2.2 percentage points compared to the three months ended June 30, 2022.

The following table shows a reconciliation of Net Package Revenue and Net Non-package Revenue to Total Revenue for the three months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2023	2022	Change	% Change
Net Package Revenue	$202,678	$178,492	$24,186	13.6%
Net Non-package Revenue	32,534	33,599	(1,065)	(3.2)%
The Playa Collection Revenue	828	398	430	108.0%
Management Fee Revenue	2,122	1,343	779	58.0%
Other Revenues	602	257	345	134.2%
Total Net Revenue	238,764	214,089	24,675	11.5%
Compulsory tips	6,268	5,098	1,170	23.0%
Cost Reimbursements	3,008	2,080	928	44.6%
Total revenue	$248,040	$221,267	$26,773	12.1%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2023	2022	Change	% Change
Direct expenses	$132,606	$119,125	$13,481	11.3%
Less: compulsory tips	6,268	5,098	1,170	23.0%
Net Direct Expenses	$126,338	$114,027	$12,311	10.8%
Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $126.3 million, or 52.9% of Total Net Revenue, for the three months ended June 30, 2023 and $114.0 million, or 53.3% of Total Net Revenue, for the three months ended June 30, 2022. Direct operating expenses fluctuate based on various factors, including changes in Occupancy, labor costs, utilities, repair and maintenance costs and licenses and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses for the three months ended June 30, 2023 increased $12.3 million, or 10.8%, compared to the three months ended June 30, 2022 primarily due to the following:
•increased operating expenses associated with higher Occupancy levels for our portfolio (excluding the Jewel Punta Cana and Jewel Palm Beach) as a result of the corresponding recovery in our operations compared to the three months ended June 30, 2022, during which time occupancies were negatively affected by the Omicron variant and COVID-19 related travel restrictions;
•appreciation of the Mexican Peso compared to the three months ended June 30, 2022, which primarily impacted labor and food and beverage expenses for the three months ended June 30, 2023; and
•increased labor and related expenses as a result of union-negotiated and government mandated wage and benefit increases compared to the three months ended June 30, 2022.

Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$29,042	$27,203	$1,839	6.8%
Guest costs	5,848	7,986	(2,138)	(26.8)%
Salaries and wages	49,031	39,689	9,342	23.5%
Repairs and maintenance	6,159	6,012	147	2.4%
Utilities and sewage	11,982	12,118	(136)	(1.1)%
Licenses and property taxes	822	418	404	96.7%
Incentive and management fees	—	872	(872)	(100.0)%
Franchise fees	12,843	10,194	2,649	26.0%
Transportation and travel expenses	1,842	1,384	458	33.1%
Laundry and cleaning expenses	1,863	1,532	331	21.6%
Property and equipment rental expense	1,736	1,829	(93)	(5.1)%
Entertainment expenses and decoration	3,320	2,931	389	13.3%
Office supplies	371	336	35	10.4%
Other operational expenses	1,479	1,523	(44)	(2.9)%
Total Net Direct Expenses	$126,338	$114,027	$12,311	10.8%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2023 increased $6.1 million, or 14.8%, compared to the three months ended June 30, 2022. The increase was primarily driven by a $2.9 million increase in insurance expenses as a result of higher insurance premiums and a $0.7 million increase in the provision for doubtful accounts due to the reversal of expense during the three months ended June 30, 2022 following the economic recovery from the COVID-19 pandemic. We also experienced a $0.8 million increase in corporate personnel costs, a $0.7 million increase in credit card commissions, and a $0.5 million increase in share-based compensation expense due to an increase in the fair value of restricted and performance share awards granted in 2023.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2023 decreased $0.3 million, or 1.6%, compared to the three months ended June 30, 2022 as we did not add or dispose of significant balances of property and equipment in either period.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the three months ended June 30, 2023 increased $3.8 million, or 100.0%, compared to the three months ended June 30, 2022 as a result of business interruption insurance proceeds received in 2023 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022. We had no gain on insurance proceeds during the three months ended June 30, 2022.
Interest Expense
Our interest expense for the three months ended June 30, 2023 increased $13.2 million, or 102.6%, compared to the three months ended June 30, 2022. The increase in interest expense was driven primarily by an $11.2 million increase from our $1.1 billion term loan issued in the December 2022 debt refinancing (the “Term Loan due 2029”), which incurs interest based on SOFR plus a margin of 4.25%, and a $6.3 million increase related to a favorable change in fair value of our prior LIBOR-based interest rate swaps recognized during the three months ended June 30, 2022. We did not recognize any changes in fair value of our prior LIBOR-based interest rate swaps during the three months ended June 30, 2023 as these interest rate swaps matured on March 31, 2023. Additionally, our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income. These increases were partially offset by a $4.8 million decrease in interest expense due to the repayment of the entire outstanding balance of our former additional senior secured credit facility (the “Additional Credit Facility”) and our former property loan agreement (the “Property Loan”) in December 2022 in connection with the December 2022 debt refinancing.
Cash interest paid was $25.8 million for the three months ended June 30, 2023, representing a $7.1 million, or 37.7% increase as compared to the three months ended June 30, 2022. The increase in cash interest paid was primarily driven by a $12.5 million increase from our Term Loan due 2029. This increase was partially offset by a $5.7 million decrease in cash interest paid due to the repayment of the entire outstanding balance of our Additional Credit Facility and Property Loan in connection with our December 2022 debt refinancing.
Income Tax Provision
For the three months ended June 30, 2023, our income tax provision was $2.8 million, compared to a $1.3 million income tax provision for the three months ended June 30, 2022. The increase of $1.5 million was primarily driven by a $1.7 million increased tax provision associated with unfavorable foreign exchange rate fluctuations, primarily at our Mexico entities, which was partially offset by a $0.3 million decreased tax provision associated with lower pre-tax book income from our taxpaying entities.
Results of Operations
Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change	% Change
Revenue
Package	$441,924	$370,047	$71,877	19.4%
Non-package	66,605	63,200	3,405	5.4%
The Playa Collection	1,554	694	860	123.9%
Management fees	4,051	2,400	1,651	68.8%
Cost reimbursements	6,542	4,032	2,510	62.3%
Other revenues	1,166	468	698	149.1%
Total revenue	521,842	440,841	81,001	18.4%
Direct and selling, general and administrative expenses
Direct	261,574	225,965	35,609	15.8%
Selling, general and administrative	92,741	78,717	14,024	17.8%
Depreciation and amortization	38,507	39,128	(621)	(1.6)%
Reimbursed costs	6,542	4,032	2,510	62.3%
Loss on sale of assets	11	9	2	22.2%
Business interruption insurance recoveries	(495)	—	(495)	100.0%
Gain on insurance proceeds	(3,794)	—	(3,794)	100.0%
Direct and selling, general and administrative expenses	395,086	347,851	47,235	13.6%
Operating income	126,756	92,990	33,766	36.3%
Interest expense	(55,785)	(22,060)	(33,725)	(152.9)%
Other income	29	5,242	(5,213)	(99.4)%
Net income before tax	71,000	76,172	(5,172)	(6.8)%
Income tax provision	(7,648)	(2,900)	(4,748)	(163.7)%
Net income	$63,352	$73,272	$(9,920)	(13.5)%

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
Our comparable portfolio for the six months ended June 30, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party.
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	72.2%	73.7%	(1.5)	pts	(2.0)%
Net Package ADR	$462.67	$379.88	$82.79		21.8%
Net Package RevPAR	$333.84	$280.14	$53.70		19.2%
	($ in thousands)
Net Package Revenue(1)	$430,464	$361,222	$69,242		19.2%
Net Non-package Revenue(1)	65,757	62,530	3,227		5.2%
The Playa Collection Revenue	1,554	694	860		123.9%
Management Fee Revenue	4,051	2,400	1,651		68.8%
Other Revenues	1,166	468	698		149.1%
Total Net Revenue	502,992	427,314	75,678		17.7%
Adjusted EBITDA	$170,611	$138,647	$31,964		23.1%
Adjusted EBITDA Margin	33.9%	32.4%	1.5	pts	4.6%
________
(1)For the six months ended June 30, 2022, includes $5.3 million of on-property room upgrade revenue that was reclassified from non-package revenue to package revenue to conform with current period presentation.
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	75.0%	73.4%	1.6	pts	2.2%
Net Package ADR	$474.38	$395.10	$79.28		20.1%
Net Package RevPAR	$355.71	$290.18	$65.53		22.6%
	($ in thousands)
Net Package Revenue(1)	$426,474	$347,899	$78,575		22.6%
Net Non-package Revenue(1)	65,210	60,035	5,175		8.6%
The Playa Collection Revenue	1,554	694	860		123.9%
Management Fee Revenue	4,051	2,400	1,651		68.8%
Other Revenues	1,166	468	698		149.1%
Total Net Revenue	498,455	411,496	86,959		21.1%
Adjusted EBITDA	$175,170	$135,025	$40,145		29.7%
Adjusted EBITDA Margin	35.1%	32.8%	2.3	pts	7.0%

Total Revenue and Total Net Revenue
Our Total Revenue for the six months ended June 30, 2023 increased $81.0 million, or 18.4%, compared to the six months ended June 30, 2022.
Our Total Net Revenue for the six months ended June 30, 2023 increased $75.7 million, or 17.7%, compared to the six months ended June 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 21.8% as a result of:
•a higher MICE group contribution to our guest mix; and
•a benefit from the reduced occupancy levels at Jewel Punta Cana and Jewel Palm Beach, which was closed the majority of the first quarter, as we transitioned the management of the resorts to us from a third-party resulting in a slower ramp since we were unable to make up ground after missing the key summer selling season. Excluding these resorts, Net Package ADR increased 16.6%.
•an increase in Net Non-package Revenue of $3.2 million, or 5.2%, despite a $3.6 million decrease due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect compared to the six months ended June 30, 2022.
•a decrease in Occupancy of 1.5 percentage points as a result of reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy increased 6.4 percentage points compared to the six months ended June 30, 2022.
Adjusted EBITDA
Our Adjusted EBITDA for the six months ended June 30, 2023 increased $32.0 million, or 23.1%, compared to the six months ended June 30, 2022. Adjusted EBITDA for the six months ended June 30, 2023 includes a $4.3 million benefit from business interruption proceeds and recoverable expenses related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022, which had a positive impact of 90 basis points on Adjusted EBITDA Margin for the six months ended June 30, 2023.
•Our Adjusted EBITDA Margin was negatively impacted by 220 basis points due to the appreciation of the Mexican Peso compared to the six months ended June 30, 2022. Excluding the impact of foreign exchange rate appreciation and the benefit from business interruption proceeds and recoverable expenses, Adjusted EBITDA Margin would have been 35.2%, an increase of 2.8 percentage points compared to the six months ended June 30, 2022.

The following table shows a reconciliation of comparable Net Package Revenue and Net Non-package Revenue to Total Revenue for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2023	2022	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$426,474	$347,899	$78,575	22.6%
Non-comparable Net Package Revenue	3,990	13,323	(9,333)	(70.1)%
Net Package Revenue	430,464	361,222	69,242	19.2%

Net Non-package Revenue
Comparable Net Non-package Revenue	65,210	60,035	5,175	8.6%
Non-comparable Net Non-package Revenue	547	2,495	(1,948)	(78.1)%
Net Non-package Revenue	65,757	62,530	3,227	5.2%

The Playa Collection Revenue
Comparable The Playa Collection Revenue	1,554	694	860	123.9%
Non-comparable The Playa Collection Revenue	—	—	—	—%
The Playa Collection Revenue	1,554	694	860	123.9%

Management Fee Revenue
Comparable Management Fee Revenue	4,051	2,400	1,651	68.8%
Non-comparable Management Fee Revenue	—	—	—	—%
Management Fee Revenue	4,051	2,400	1,651	68.8%

Other Revenues
Comparable Other Revenues	1,166	468	698	149.1%
Non-comparable Other Revenues	—	—	—	—%
Other Revenues	1,166	468	698	149.1%

Total Net Revenue
Comparable Total Net Revenue	498,455	411,496	86,959	21.1%
Non-comparable Total Net Revenue	4,537	15,818	(11,281)	(71.3)%
Total Net Revenue	502,992	427,314	75,678	17.7%
Compulsory tips	12,308	9,495	2,813	29.6%
Cost Reimbursements	6,542	4,032	2,510	62.3%
Total revenue	$521,842	$440,841	$81,001	18.4%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2023	2022	Change	% Change
Direct expenses	$261,574	$225,965	$35,609	15.8%
Less: compulsory tips	12,308	9,495	2,813	29.6%
Net Direct Expenses	$249,266	$216,470	$32,796	15.2%

Our direct expenses include resort expenses, such as food and beverage, salaries and wages, utilities and other ongoing operational expenses. Our Net Direct Expenses were $249.3 million, or 49.6%, of Total Net Revenue for the six months ended June 30, 2023 and $216.5 million, or 50.7%, of Total Net Revenue for the six months ended June 30, 2022. Direct operating expenses fluctuate based on various factors, including changes in Occupancy, labor costs, utilities, repair and maintenance costs and licenses and property taxes. Management fees and franchise fees, which are computed as a percentage of revenue, increase or decrease as a result of changes in revenues.
Net Direct Expenses for the six months ended June 30, 2023 increased $32.8 million, or 15.2%, compared to the six months ended June 30, 2022. Net Direct Expenses at our comparable properties increased $35.9 million, or 17.4%, compared to the six months ended June 30, 2022 primarily due to the following:
•increased operating expenses associated with higher Occupancy levels for our comparable portfolio as a result of the corresponding recovery in our operations compared to the six months ended June 30, 2022, during which time occupancies were negatively affected by the Omicron variant and COVID-19 related travel restrictions;
•appreciation of the Mexican Peso compared to the six months ended June 30, 2022, which primarily impacted labor and food and beverage expenses for the six months ended June 30, 2023; and
•increased labor and related expenses as a result of union-negotiated and government mandated wage and benefit increases compared to the six months ended June 30, 2022.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$57,529	$51,443	$6,086	11.8%
Guest costs	11,563	15,587	(4,024)	(25.8)%
Salaries and wages	96,226	75,567	20,659	27.3%
Repairs and maintenance	12,114	10,600	1,514	14.3%
Utilities and sewage	22,539	22,435	104	0.5%
Licenses and property taxes	1,703	1,213	490	40.4%
Incentive and management fees	41	1,984	(1,943)	(97.9)%
Franchise fees	26,361	20,333	6,028	29.6%
Transportation and travel expenses	3,497	2,686	811	30.2%
Laundry and cleaning expenses	3,516	2,938	578	19.7%
Property and equipment rental expense	3,909	3,135	774	24.7%
Entertainment expenses and decoration	6,464	5,307	1,157	21.8%
Office supplies	723	635	88	13.9%
Other operational expenses	3,081	2,607	474	18.2%
Total Net Direct Expenses	$249,266	$216,470	$32,796	15.2%

Comparable Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$56,170	$49,030	$7,140	14.6%
Guest costs	11,095	14,870	(3,775)	(25.4)%
Salaries and wages	93,330	72,166	21,164	29.3%
Repairs and maintenance	11,514	10,126	1,388	13.7%
Utilities and sewage	21,412	20,835	577	2.8%
Licenses and property taxes	1,637	1,213	424	35.0%
Incentive and management fees	—	1,101	(1,101)	(100.0)%
Franchise fees	26,361	20,333	6,028	29.6%
Transportation and travel expenses	3,299	2,433	866	35.6%
Laundry and cleaning expenses	3,415	2,835	580	20.5%
Property and equipment rental expense	3,852	3,034	818	27.0%
Entertainment expenses and decoration	6,315	5,187	1,128	21.7%
Office supplies	698	583	115	19.7%
Other operational expenses	2,976	2,437	539	22.1%
Total Net Direct Expenses	$242,074	$206,183	$35,891	17.4%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2023 increased $14.0 million, or 17.8%, compared to the six months ended June 30, 2022. The increase was primarily driven by a $3.8 million increase in insurance expenses driven by higher insurance premiums for the current year, as well as a $2.1 million increase in travel agent and tour operator commissions expenses and a $2.0 million increase in credit card commissions due to higher levels of Occupancy for our comparable portfolio. We also experienced a $1.3 million increase in the provision for doubtful accounts due to the reversal of expense during the six months ended June 30, 2022 following the economic recovery from the COVID-19 pandemic. The increase was also driven by a $2.4 million increase in corporate personnel costs, a $0.6 million increase in corporate selling, general and administrative expenses, and a $0.6 million increase in transaction expenses resulting from new system implementations.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2023 decreased $0.6 million, or 1.6%, compared to the six months ended June 30, 2022, as we did not add or dispose of significant balances of property and equipment in either period.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the six months ended June 30, 2023 increased $3.8 million, or 100.0%, compared to the six months ended June 30, 2022 as a result of business interruption insurance proceeds received in 2023 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022. We had no gain on insurance proceeds during the six months ended June 30, 2022.
Interest Expense
Our interest expense for the six months ended June 30, 2023 increased $33.7 million, or 152.9%, compared to the six months ended June 30, 2022. The increase in interest expense was driven primarily by a $23.7 million increase related to an unfavorable change in fair value of our prior LIBOR-based interest rate swaps, which matured on March 31, 2023. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income. The increase was also due to $18.0 million of additional interest from the Term Loan due 2029, which incurs interest based on SOFR plus a margin of 4.25%. These increases were partially offset by a $9.5 million decrease in interest expense due to the repayment of the entire outstanding balance of the Additional Credit Facility and Property Loan in December 2022 in connection with the December 2022 debt refinancing.
Cash interest paid was $47.2 million for the six months ended June 30, 2023, representing a $10.2 million, or 27.7% increase as compared to the six months ended June 30, 2022. The increase in cash interest paid was primarily driven by a $19.0 million increase from our Term Loan due 2029. This increase was partially offset by a $9.5 million decrease in cash interest paid due to the repayment of the entire outstanding balance of our Additional Credit Facility and Property Loan in connection with our December 2022 debt refinancing.
Income Tax Provision
For the six months ended June 30, 2023, our income tax provision was $7.6 million, compared to a $2.9 million income tax provision for the six months ended June 30, 2022. The increase in our income tax provision of $4.7 million was primarily driven by a $3.3 million increased tax provision due to unfavorable foreign exchange rate fluctuations, primarily at our Mexico entities, a $0.7 million increased tax provision for tax true-ups recorded, a $0.4 million increased tax provision due to changes in valuation allowances, and a $0.3 million increased tax provision associated with higher pre-tax book income for our taxpaying entities compared to the six months ended June 30, 2022.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the three and six months ended June 30, 2023 and 2022, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent we are successful in entering into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, The Playa Collection revenue and Other revenues. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost Reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income or net income.
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
Net Package RevPAR
“Net Package RevPAR” is the product of Net Package ADR and the average daily occupancy percentage. Net Package RevPAR does not reflect the impact of Net Non-package Revenue. Although Net Package RevPAR does not include this additional revenue, it generally is considered the key performance statistic in the all-inclusive segment of the lodging industry to identify trend information with respect to Net Package Revenue produced by our portfolio or comparable portfolio, as applicable, and to evaluate operating performance on a consolidated basis or a regional basis, as applicable.
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

•Losses or gains on sales of assets
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
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue.
“Owned Resort EBITDA” represents Adjusted EBITDA before corporate expenses, The Playa Collection revenue and Management Fee Revenue.
“Owned Resort EBITDA Margin” represents Owned Resort EBITDA as a percentage of Owned Net Revenue.
Usefulness and Limitation of Non-U.S. GAAP Measures
We believe that each of Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Total Net Revenue, and Net Direct Expenses are all useful to investors as they more accurately reflect our operating results by excluding compulsory tips. These tips have a margin of zero and do not represent our operating results.
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
Our comparable portfolio for the six months ended June 30, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended June 30, 2023 and 2022
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$74,891	$69,977	$4,914	7.0%
Pacific Coast	37,776	33,496	4,280	12.8%
Dominican Republic	65,127	64,860	267	0.4%
Jamaica	57,418	43,758	13,660	31.2%
Segment Owned Net Revenue	235,212	212,091	23,121	10.9%
Other revenues	602	257	345	134.2%
The Playa Collection	828	398	430	108.0%
Management fees	2,122	1,343	779	58.0%
Total Net Revenue	$238,764	$214,089	$24,675	11.5%

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$24,327	$25,974	$(1,647)	(6.3)%
Pacific Coast	14,883	13,910	973	7.0%
Dominican Republic	21,979	20,747	1,232	5.9%
Jamaica	21,923	12,142	9,781	80.6%
Segment Owned Resort EBITDA	83,112	72,773	10,339	14.2%
Other corporate	(13,940)	(12,810)	(1,130)	(8.8)%
The Playa Collection	828	398	430	108.0%
Management fees	2,122	1,343	779	58.0%
Total Adjusted EBITDA	$72,122	$61,704	$10,418	16.9%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended June 30, 2023 and 2022 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	76.7%	75.0%	1.7	pts	2.3%
Net Package ADR	$441.82	$415.13	$26.69		6.4%
Net Package RevPAR	$338.95	$311.28	$27.67		8.9%
	($ in thousands)
Net Package Revenue(1)	$65,576	$60,223	$5,353		8.9%
Net Non-package Revenue(1)	9,315	9,754	(439)		(4.5)%
Owned Net Revenue	74,891	69,977	4,914		7.0%
Owned Resort EBITDA	$24,327	$25,974	$(1,647)		(6.3)%
Owned Resort EBITDA Margin	32.5%	37.1%	(4.6)	pts	(12.4)%
________
(1)For the three months ended June 30, 2022, includes $0.9 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2023 increased $4.9 million, or 7.0%, compared to the three months ended June 30, 2022 and was driven by:
•an increase in Occupancy of 1.7 percentage points driven by higher demand from Mexican and European sourced guests, partially offset by a decrease in guests sourced from the United States;
•an increase in Net Package ADR of 6.4%; and
•a decrease in Net Non-package Revenue of $0.4 million, or 4.5%, compared to the three months ended June 30, 2022. Net Non-package Revenue per sold room decreased 6.8%, primarily from a decrease of $0.4 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room decreased 3.0% due to a decrease in the number of weddings compared to the three months ended June 30, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2023 decreased $1.6 million, or 6.3%, compared to the three months ended June 30, 2022. The decrease was largely due to the appreciation of the Mexican Peso, union negotiated and government mandated wage and benefit increases, and Occupancy-related increases in resort operating expenses compared to the three months ended June 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2023 was 32.5%, a decrease of 4.6 percentage points compared to the three months ended June 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 570 basis points due to the appreciation of the Mexican Peso and by 240 basis points from increases in labor and related expenses, which are partially due to union negotiated and government mandated wage and benefit increases compared to the three months ended June 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin for the three months ended June 30, 2023 would have been 38.1%, an increase of 1.0 percentage points compared to the three months ended June 30, 2022.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended June 30, 2023 and 2022 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	71.8%	75.4%	(3.6)	pts	(4.8)%
Net Package ADR	$543.17	$458.95	$84.22		18.4%
Net Package RevPAR	$389.86	$345.89	$43.97		12.7%
	($ in thousands)
Net Package Revenue(1)	$32,852	$29,148	$3,704		12.7%
Net Non-package Revenue(1)	4,924	4,348	576		13.2%
Owned Net Revenue	37,776	33,496	4,280		12.8%
Owned Resort EBITDA	$14,883	$13,910	$973		7.0%
Owned Resort EBITDA Margin	39.4%	41.5%	(2.1)	pts	(5.1)%
________
(1)For the three months ended June 30, 2022, includes $0.2 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2023 increased $4.3 million, or 12.8%, compared to the three months ended June 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 18.4%; and
•an increase in Net Non-package Revenue of $0.6 million, or 13.2% compared to the three months ended June 30, 2022. Net Non-package Revenue per sold room increased 18.9% despite a $0.3 million decrease due to the expiration of our Extended Stay Program at the end of the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 28.6% compared to the three months ended June 30, 2022 as a result of a higher MICE group contribution to our guest mix; partially offset by
•a decrease in Occupancy of 3.6 percentage points, driven by a decrease in guests sourced from the United States.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2023 increased $1.0 million, or 7.0%, compared to the three months ended June 30, 2022. Owned Resort EBITDA was negatively impacted by the appreciation of the Mexican Peso and increases in labor and related expenses, which are partially due to union-negotiated and government mandated wage and benefit increases compared to the three months ended June 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2023 was 39.4%, a decrease of 2.1 percentage points compared to three months ended June 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 490 basis points due to the appreciation of the Mexican Peso and by 220 basis points from increases in labor and related expenses, which are partially due to union negotiated and government mandated wage and benefit increases compared to the three months ended June 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 44.3%, an increase of 2.8 percentage points compared to the three months ended June 30, 2022.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended June 30, 2023 and 2022 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	66.6%	74.5%	(7.9)	pts	(10.6)%
Net Package ADR	$346.62	$298.37	$48.25		16.2%
Net Package RevPAR	$230.90	$222.43	$8.47		3.8%
	($ in thousands)
Net Package Revenue(1)	$55,556	$53,517	$2,039		3.8%
Net Non-package Revenue(1)	9,571	11,343	(1,772)		(15.6)%
Owned Net Revenue	65,127	64,860	267		0.4%
Owned Resort EBITDA	$21,979	$20,747	$1,232		5.9%
Owned Resort EBITDA Margin	33.7%	32.0%	1.7	pts	5.3%
________
(1)For the three months ended June 30, 2022, includes $1.2 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2023 increased $0.3 million, or 0.4%, compared to the three months ended June 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 16.2% due to a lower mix of sold rooms at Jewel Punta Cana and Jewel Palm Beach, which had significantly lower ADRs compared to the other resorts in this segment during the three months ended June 30, 2023. Excluding these resorts, Net Package ADR increased 18.5%; partially offset by
•a decrease in Occupancy of 7.9 percentage points as a result of reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach due to the transition of management. Excluding these resorts, Occupancy increased 0.8 percentage points; and
•a decrease in Net Non-package Revenue of $1.8 million, or 15.6%, compared to the three months ended June 30, 2022. Net Non-package Revenue per sold room decreased 5.6%, compared to the three months ended June 30, 2022. The decrease was primarily due to:
•a decrease in Net Non-package Revenue as a result of reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach during the three months ended June 30, 2023. Excluding these resorts, Net Non-package Revenue increased 6.4%.
•a decrease of $0.4 million due to the expiration of our Extended Stay Program at the end of the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact and the drag from Jewel Punta Cana and Jewel Palm Beach, Net Non-package Revenue per sold room increased 10.4% compared to the three months ended June 30, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2023 increased $1.2 million, or 5.9%, compared to the three months ended June 30, 2022. The increase was primarily due to a $4.3 million benefit from business interruption proceeds and recoverable expenses related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022, partially offset by lower Occupancy at Jewel Punta Cana and Jewel Palm Beach. Excluding the aforementioned business interruption benefit and the drag from the two Jewel properties, Owned Resort EBITDA for three months ended June 30, 2023 increased 23.0% compared to the three months ended June 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2023 was 33.7%, an increase of 1.7 percentage points compared to the three months ended June 30, 2022, due to a favorable impact of 660 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona, partially offset by a negative impact of 1,190 basis points due to reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach. Excluding the aforementioned business interruption benefit and the drag from the two Jewel properties, Owned Resort EBITDA Margin for the three months ended June 30, 2023 was 38.1%, an increase of 1.7 percentage points compared to the three months ended June 30, 2022.

Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended June 30, 2023 and 2022 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	82.4%	76.2%	6.2	pts	8.1%
Net Package ADR	$454.59	$359.51	$95.08		26.4%
Net Package RevPAR	$374.72	$273.99	$100.73		36.8%
	($ in thousands)
Net Package Revenue(1)	$48,694	$35,604	$13,090		36.8%
Net Non-package Revenue(1)	8,724	8,154	570		7.0%
Owned Net Revenue	57,418	43,758	13,660		31.2%
Owned Resort EBITDA	$21,923	$12,142	$9,781		80.6%
Owned Resort EBITDA Margin	38.2%	27.7%	10.5	pts	37.9%
________
(1)For the three months ended June 30, 2022, includes $0.2 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2023 increased $13.7 million, or 31.2%, compared to the three months ended June 30, 2022. The increase was due to the following:
•an increase in Occupancy of 6.2 percentage points, driven by increased demand from guests sourced from the United States and Jamaica;
•an increase in Net Package ADR of 26.4%; and
•an increase in Net Non-package Revenue of $0.6 million, or 7.0%, compared to the three months ended June 30, 2022. Net Non-package Revenue per sold room decreased 1.1% due to a decrease of $0.4 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 4.5% compared to the three months ended June 30, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2023 increased $9.8 million, or 80.6%, compared to the three months ended June 30, 2022. The increase was a result of ADR and Occupancy growth that enabled the segment to expand margins and offset pressure on wages and benefit related expenses compared to the three months ended June 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2023 increased 10.5 percentage points, or 37.9%, compared to the three months ended June 30, 2022. Owned Resort EBITDA Margin was positively impacted by 90 basis points due to a decline in utilities expenses and energy prices compared to the three months ended June 30, 2022.

Segment Results
Six Months Ended June 30, 2023 and 2022
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$163,639	$138,606	$25,033	18.1%
Pacific Coast	78,291	62,600	15,691	25.1%
Dominican Republic	133,896	134,524	(628)	(0.5)%
Jamaica	120,395	88,022	32,373	36.8%
Segment Owned Net Revenue	496,221	423,752	72,469	17.1%
Other	1,166	468	698	149.1%
The Playa Collection	1,554	694	860	123.9%
Management Fee Revenue	4,051	2,400	1,651	68.8%
Total Net Revenue	$502,992	$427,314	$75,678	17.7%

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$62,263	$55,432	$6,831	12.3%
Pacific Coast	32,406	26,454	5,952	22.5%
Dominican Republic	48,828	49,124	(296)	(0.6)%
Jamaica	49,004	29,300	19,704	67.2%
Segment Owned Resort EBITDA	192,501	160,310	32,191	20.1%
Other corporate	(27,495)	(24,757)	(2,738)	(11.1)%
The Playa Collection	1,554	694	860	123.9%
Management Fee Revenue	4,051	2,400	1,651	68.8%
Total Adjusted EBITDA	$170,611	$138,647	$31,964	23.1%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the six months ended June 30, 2023 and 2022 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	80.3%	73.4%	6.9	pts	9.4%
Net Package ADR	$468.96	$425.54	$43.42		10.2%
Net Package RevPAR	$376.37	$312.55	$63.82		20.4%
	($ in thousands)
Net Package Revenue (1)	$144,830	$120,271	$24,559		20.4%
Net Non-package Revenue (1)	18,809	18,335	474		2.6%
Owned Net Revenue	163,639	138,606	25,033		18.1%
Owned Resort EBITDA	$62,263	$55,432	$6,831		12.3%
Owned Resort EBITDA Margin	38.0%	40.0%	(2.0)	pts	(5.0)%
________
(1)For the six months ended June 30, 2022, includes $1.9 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2023 increased $25.0 million, or 18.1%, compared to the six months ended June 30, 2022. The increase was due to the following:
•an increase in Occupancy of 6.9 percentage points compared to the six months ended June 30, 2022, driven by an increase in guests sourced from Mexico and Canada;
•an increase in Net Package ADR of 10.2%; and
•an increase in Net Non-package Revenue of $0.5 million, or 2.6%, compared to the six months ended June 30, 2022. Net Non-package Revenue per sold room decreased 6.1% due to a decrease of $1.0 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room decreased 0.5% due to a decrease in the number of weddings compared to the six months ended June 30, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2023 increased $6.8 million, or 12.3%, compared to the six months ended June 30, 2022. The increase was a result of leveraging a majority of our direct expenses given the Net Package ADR growth, which was partially offset by the appreciation of the Mexican Peso and increases in labor and related expenses, which are partially due to union negotiated and government mandated wage and benefit increases, and Occupancy-related increases in resort operating expenses compared to the six months ended June 30, 2022.
•Our Owned Resort EBITDA Margin for the six months ended June 30, 2023 was 38.0%, a decrease of 2.0 percentage points compared to the six months ended June 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 460 basis points due to the appreciation of the Mexican Peso and by 330 basis points due to increases in labor and related expenses, which are partially due to union negotiated and government mandated wage and benefit increases compared to the six months ended June 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 42.6%, an increase of 2.6 percentage points compared to the six months ended June 30, 2022.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the six months ended June 30, 2023 and 2022 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	75.5%	71.0%	4.5	pts	6.3%
Net Package ADR	$542.42	$459.39	$83.03		18.1%
Net Package RevPAR	$409.72	$326.26	$83.46		25.6%
	($ in thousands)
Net Package Revenue (1)	$68,672	$54,683	$13,989		25.6%
Net Non-package Revenue (1)	9,619	7,917	1,702		21.5%
Owned Net Revenue	78,291	62,600	15,691		25.1%
Owned Resort EBITDA	$32,406	$26,454	$5,952		22.5%
Owned Resort EBITDA Margin	41.4%	42.3%	(0.9)	pts	(2.1)%
________
(1)For the six months ended June 30, 2023, includes $0.5 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2023 increased $15.7 million, or 25.1%, compared to the six months ended June 30, 2022. The increase was due to the following:
•an increase in Occupancy of 4.5 percentage points compared to the six months ended June 30, 2022, driven by an increase in guests sourced from Mexico;
•an increase in Net Package ADR of 18.1%; and
•an increase in Net Non-package Revenue of $1.7 million, or 21.5%, compared to the six months ended June 30, 2022. Net Non-package Revenue per sold room increased 14.2% despite a decrease of $0.7 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 25.2% compared to the six months ended June 30, 2022 as a result of a higher MICE group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2023 increased $6.0 million, or 22.5%, compared to the six months ended June 30, 2022. Owned Resort EBITDA was negatively impacted by the appreciation of the Mexican Peso and increases in labor and related expenses, which are partially due to union-negotiated and government mandated wage and benefit increases compared to the six months ended June 30, 2022.
•Our Owned Resort EBITDA Margin for the six months ended June 30, 2023 was 41.4%, a decrease of 0.9 percentage points compared to six months ended June 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 420 basis points due to the appreciation of the Mexican Peso and by 320 basis points due to increases in labor and related expenses, which are partially due to union negotiated and government mandated wage and benefit increases compared to the six months ended June 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 45.5%, an increase of 3.2 percentage points compared to the six months ended June 30, 2022.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the six months ended June 30, 2023 and 2022 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	58.9%	75.9%	(17.0)	pts	(22.4)%
Net Package ADR	$408.68	$314.69	$93.99		29.9%
Net Package RevPAR	$240.63	$238.91	$1.72		0.7%
	($ in thousands)
Net Package Revenue (1)	$115,158	$114,335	$823		0.7%
Net Non-package Revenue (1)	18,738	20,189	(1,451)		(7.2)%
Owned Net Revenue	133,896	134,524	(628)		(0.5)%
Owned Resort EBITDA	$48,828	$49,124	$(296)		(0.6)%
Owned Resort EBITDA Margin	36.5%	36.5%	0.0	pts	0.0%
________
(1)For the six months ended June 30, 2022, includes $2.3 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	64.5%	75.5%	(11.0)	pts	(14.6)%
Net Package ADR	$443.95	$344.77	$99.18		28.8%
Net Package RevPAR	$286.47	$260.30	$26.17		10.1%
	($ in thousands)
Net Package Revenue	$111,168	$101,012	$10,156		10.1%
Net Non-package Revenue	18,191	17,694	497		2.8%
Owned Net Revenue	129,359	118,706	10,653		9.0%
Owned Resort EBITDA	$53,387	$45,502	$7,885		17.3%
Owned Resort EBITDA Margin	41.3%	38.3%	3.0	pts	7.8%
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2023 increased $10.7 million, or 9.0%, compared to the six months ended June 30, 2022. The increase was due to the following:
•an increase in Comparable Net Package ADR of 28.8% due to a lower mix of sold rooms at Jewel Punta Cana, which had significantly lower ADRs compared to the other comparable resorts in the segment during the six months ended June 30, 2023. Excluding this resort, Comparable Net Package ADR increased 19.5%;
•an increase in Comparable Net Non-package Revenue of $0.5 million, or 2.8%, compared to the six months ended June 30, 2022. Comparable Net Non-package Revenue per sold room increased 20.3%, which includes:
•a decrease in Comparable Net Non-package Revenue as a result of reduced Occupancy at Jewel Punta Cana during the six months ended June 30, 2023 due to the transition of management. Excluding this resort, Net Non-package Revenue increased 21.2%; and
•a decrease of $0.8 million due to the expiration of our Extended Stay Program at the end of the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact and the drag from Jewel Punta Cana, Net Non-package Revenue per sold room increased 23.2% compared to the six months ended June 30, 2022.

•the above increases were partially offset by a decrease in Occupancy of 11.0 percentage points compared to the six months ended June 30, 2022 as a result of reduced Occupancy at Jewel Punta Cana. Excluding this resort, Occupancy increased 3.2 percentage points.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2023 increased $7.9 million, or 17.3%, compared to the six months ended June 30, 2022. The increase was a result of a $4.3 million benefit from business interruption proceeds and recoverable expenses related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022 and leveraging a majority of our direct expenses given the Net Package ADR growth as compared to the six months ended June 30, 2022, partially offset by lower occupancy at Jewel Punta Cana. Excluding the aforementioned business interruption benefit and the drag from Jewel Punta Cana, Owned Resort EBITDA increased 31.7% compared to the six months ended June 30, 2022.
•Our Comparable Owned Resort EBITDA Margin for the six months ended June 30, 2023 was 41.3%, an increase of 3.0 percentage points compared to the six months ended June 30, 2022, which includes a favorable impact of 330 basis points from business interruption proceeds and hurricane expense recovery and a negative impact of 570 basis points due to reduced occupancy at Jewel Punta Cana. Excluding the aforementioned business interruption benefit and the drag from Jewel Punta Cana, Owned Resort EBITDA Margin for the six months ended June 30, 2023 was 43.6%, an increase of 2.5 percentage points compared to the six months ended June 30, 2022.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the six months ended June 30, 2023 and 2022 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	82.5%	71.9%	10.6	pts	14.7%
Net Package ADR	$477.57	$386.96	$90.61		23.4%
Net Package RevPAR	$393.87	$278.30	$115.57		41.5%
	($ in thousands)
Net Package Revenue (1)	$101,804	$71,933	$29,871		41.5%
Net Non-package Revenue (1)	18,591	16,089	2,502		15.6%
Owned Net Revenue	120,395	88,022	32,373		36.8%
Owned Resort EBITDA	$49,004	$29,300	$19,704		67.2%
Owned Resort EBITDA Margin	40.7%	33.3%	7.4	pts	22.2%
________
(1)For the six months ended June 30, 2022, includes $0.5 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2023 increased $32.4 million, or 36.8%, compared to the six months ended June 30, 2022. The increase was due to the following:
•an increase in Occupancy of 10.6 percentage points compared to the six months ended June 30, 2022, driven by an increase in guests sourced from the United States and Jamaica;
•an increase in Net Package ADR of 23.4%; and
•an increase in Net Non-package Revenue of $2.5 million, or 15.6%, compared to the six months ended June 30, 2022. Net Non-package Revenue per sold room increased 0.8% despite a decrease of $1.0 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue increased 23.1%, a 7.4% increase per sold room compared to the six months ended June 30, 2022.

Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2023 increased $19.7 million, or 67.2%, compared to the six months ended June 30, 2022. The increase was a result of Net Package ADR and Occupancy growth that enabled the segment to expand margins and offset pressure on wages and benefit related expenses compared to the six months ended June 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2023 increased 7.4 percentage points, or 22.2%, compared to the six months ended June 30, 2022. Owned Resort EBITDA Margin was positively impacted by 40 basis points due to a decline in utilities expenses and energy prices compared to the six months ended June 30, 2022.
Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$20,633	$30,525	$63,352	$73,272
Interest expense	26,119	12,892	55,785	22,060
Income tax provision	2,832	1,286	7,648	2,900
Depreciation and amortization	19,316	19,628	38,507	39,128
EBITDA	68,900	64,331	165,292	137,360
Other expense (income) (a)	203	(5,756)	(29)	(5,242)
Share-based compensation	3,442	2,910	6,608	6,266
Transaction expense (b)	502	611	1,365	802
Other tax income (c)	—	(240)	—	—
Repairs from hurricanes and tropical storms (d)	(31)	—	(892)	—
(Gain) loss on sale of assets	(2)	9	11	9
Non-service cost components of net periodic cost	(892)	(161)	(1,744)	(548)
Adjusted EBITDA	72,122	61,704	170,611	138,647
Other corporate (e)(f)	13,940	12,810	27,495	24,757
The Playa Collection	(828)	(398)	(1,554)	(694)
Management fees	(2,122)	(1,343)	(4,051)	(2,400)
Owned Resort EBITDA	83,112	72,773	192,501	160,310
Less: Non-comparable Owned Resort EBITDA	—	—	(4,559)	3,622
Comparable Owned Resort EBITDA(g)	$83,112	$72,773	$197,060	$156,688
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
(d)    Includes significant repair and clean-up expenses incurred from natural events which are not expected to be offset by property damage insurance proceeds. It does not include repair and clean-up costs from natural events that are not considered significant. For the three and six months ended June 30, 2023, represents a decrease in the expected repair and clean-up expenses for the Jewel Punta Cana related to the impact of Hurricane Fiona.
(e)    For the three months ended June 30, 2023 and 2022, represents corporate salaries and benefits of $10.0 million for 2023 and $8.8 million for 2022, professional fees of $1.9 million for 2023 and $2.0 million for 2022, corporate rent and insurance of $0.9 million for 2023 and $1.0 million for 2022, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.1 million for 2023 and $1.0 million for 2022.
(f)    For the six months ended June 30, 2023 and 2022, represents corporate salaries and benefits of $19.7 million for 2023 and $17.1 million for 2022, professional fees of $3.8 million for 2023 and $3.9 million for 2022, corporate rent and insurance of $1.9 million for 2023 and $2.0 million for 2022, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $2.1 million for 2023 and $1.8 million for 2022.
(g)    Our comparable portfolio for the six months ended June 30, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party.
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

Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses since the beginning of 2022. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we experienced some improvement during 2023, we expected that inflationary pressures would remain elevated at least through the first half of 2023, but could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the six months ended June 30, 2023 was $67.1 million. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of June 30, 2023, we had $268.8 million of available cash, as compared to $283.9 million as of December 31, 2022. Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, we had no restricted cash balance as of June 30, 2023. As of July 31, 2023, we had approximately $239.5 million of available cash and also had $225.0 million available on our Revolving Credit Facility, which does not mature until January 2028.
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
As of June 30, 2023, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. As of June 30, 2023, we had $55.5 million of scheduled contractual obligations remaining in 2023 which we expect to pay with available cash.
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

Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$67,111	$97,301
Net cash used in investing activities	$(1,131)	$(11,970)
Net cash used in financing activities	$(81,080)	$(30,111)
(Decrease) increase in cash and cash equivalents	$(15,100)	$55,220
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the six months ended June 30, 2023, our net cash provided by operating activities was $67.1 million. For the six months ended June 30, 2022, our net cash provided by operating activities was $97.3 million.
Cash Flows from Investing Activities
Our net cash used in investing activities was $1.1 million for the six months ended June 30, 2023 compared to $12.0 million for the six months ended June 30, 2022.
Activity for the six months ended June 30, 2023:
•Purchases of property and equipment of $18.8 million, primarily for maintenance related expenditures; and
•Property damage insurance proceeds related to the impacts of Hurricane Fiona in the Dominican Republic of $17.8 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $81.1 million for the six months ended June 30, 2023 compared to $30.1 million for the six months ended June 30, 2022.
Activity for the six months ended June 30, 2023:
•Principal payments on our Term Loan due 2029 of $5.5 million; and
•Repurchases of ordinary shares of $75.4 million.
Activity for the six months ended June 30, 2022:
•Principal payments on our prior Term Loan of $29.9 million, which includes a $24.9 million mandatory repayment as a result of the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2022 as well as our quarterly principal payments.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures. A number of our significant accounting policies involve higher degree of judgement and estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe our estimates, assumptions and judgments with respect to our such policies are reasonable based upon information presently available. However, actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures.

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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use two interest rate swaps (see Note 12 of our Condensed Consolidated Financial Statements) to manage our exposure to this risk. As of June 30, 2023, 50% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 4.25%.
•If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $5.5 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million.
•If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $5.5 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2023 less than 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 73.4% of our resort-level operating expenses for the six months ended June 30, 2023 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2023 would have impacted our Owned Resort EBITDA by approximately $5.6 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2023 would have impacted our Owned Resort EBITDA by approximately $3.3 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2023 would have impacted our Owned Resort EBITDA by approximately $2.8 million on a year-to-date basis.
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
Item 1A. Risk Factors.

As of June 30, 2023, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended June 30, 2023:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
April 1, 2023 to April 30, 2023	2,147,034	$9.29	2,147,034	$149,292
May 1, 2023 to May 31, 2023	1,191,348	9.11	1,191,348	138,442
June 1, 2023 to June 30, 2023	414,033	8.11	414,033	135,086
Total	3,752,415	$9.10	3,752,415	$135,086
________
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(2) In February 2023, our Board established a new $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The share repurchase authorization has no expiration date. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description
10.1*	Fourth Amendment to the 2017 Omnibus Incentive Plan

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	August 3, 2023	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 3, 2023	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)