Form 10-Q
period 2023-09-30
Playa Hotels & Resorts N.V.
filed 2023-11-02
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 138,454,910 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$184,408	$283,945
Trade and other receivables, net	66,554	62,946
Insurance recoverable	10,110	34,191
Accounts receivable from related parties	7,597	8,806
Inventories	20,370	20,046
Prepayments and other assets	59,620	44,177
Property and equipment, net	1,507,068	1,536,567
Derivative financial instruments	11,026	3,510
Goodwill, net	61,654	61,654
Other intangible assets	5,675	6,556
Deferred tax assets	6,862	7,422
Total assets	$1,940,944	$2,069,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade and other payables	$172,492	$231,652
Payables to related parties	10,482	6,852
Income tax payable	601	990
Debt	1,062,046	1,065,453
Other liabilities	34,380	30,685
Deferred tax liabilities	71,765	69,326
Total liabilities	1,351,766	1,404,958
Commitments and contingencies (see Note 7)
Shareholders’ equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 169,423,980 shares issued and 140,637,412 shares outstanding as of September 30, 2023 and 168,275,504 shares issued and 158,228,508 shares outstanding as of December 31, 2022)	18,822	18,700
Treasury shares (at cost, 28,786,568 shares as of September 30, 2023 and 10,046,996 shares as of December 31, 2022)	(214,572)	(62,953)
Paid-in capital	1,198,919	1,189,090
Accumulated other comprehensive income (loss)	6,151	(6,985)
Accumulated deficit	(420,142)	(472,990)
Total shareholders’ equity	589,178	664,862
Total liabilities and shareholders’ equity	$1,940,944	$2,069,820
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Package	$182,425	$173,691	$624,349	$543,738
Non-package	24,984	26,593	91,589	89,793
The Playa Collection	1,051	517	2,605	1,211
Management fees	1,369	786	5,420	3,186
Cost reimbursements	2,785	2,836	9,327	6,868
Other revenues	531	199	1,697	667
Total revenue	213,145	204,622	734,987	645,463
Direct and selling, general and administrative expenses
Direct	126,356	117,333	387,930	343,298
Selling, general and administrative	48,826	51,686	141,567	130,403
Depreciation and amortization	22,548	19,502	61,055	58,630
Reimbursed costs	2,785	2,836	9,327	6,868
Loss on sale of assets	6	2	17	11
Business interruption insurance recoveries	(47)	—	(542)	—
Gain on insurance proceeds	(919)	—	(4,713)	—
Direct and selling, general and administrative expenses	199,555	191,359	594,641	539,210
Operating income	13,590	13,263	140,346	106,253
Interest expense	(26,552)	(17,832)	(82,337)	(39,892)
Other (expense) income	(350)	2,608	(321)	7,850
Net (loss) income before tax	(13,312)	(1,961)	57,688	74,211
Income tax benefit (provision)	2,808	(268)	(4,840)	(3,168)
Net (loss) income	$(10,504)	$(2,229)	$52,848	$71,043

(Loss) earnings per share
Basic	$(0.07)	$(0.01)	$0.35	$0.43
Diluted	$(0.07)	$(0.01)	$0.34	$0.43
Weighted average number of shares outstanding during the period - Basic	145,469,906	165,979,839	151,536,334	165,873,539
Weighted average number of shares outstanding during the period - Diluted	145,469,906	165,979,839	153,606,281	167,124,242
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(10,504)	$(2,229)	$52,848	$71,043
Other comprehensive income, net of taxes
Gain on interest rate swaps	2,111	2,958	13,564	8,778
Pension obligation (loss) gain	(5)	155	(428)	(195)
Total other comprehensive income	2,106	3,113	13,136	8,583
Comprehensive (loss) income	$(8,398)	$884	$65,984	$79,626
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862
Net income	—	—	—	—	—	—	42,719	42,719
Other comprehensive income	—	—	—	—	—	2,677	—	2,677
Share-based compensation	1,148,476	122	—	—	3,044	—	—	3,166
Repurchase of ordinary shares	(4,974,132)	—	4,974,132	(40,890)	—	—	—	(40,890)
Balance at March 31, 2023	154,402,852	$18,822	15,021,128	$(103,843)	$1,192,134	$(4,308)	$(430,271)	$672,534
Net income	—	—	—	—	—	—	20,633	20,633
Other comprehensive income	—	—	—	—	—	8,353	—	8,353
Share-based compensation	—	—	—	—	3,442	—	—	3,442
Repurchase of ordinary shares	(3,752,415)	—	3,752,415	(34,159)	—	—	—	(34,159)
Balance at June 30, 2023	150,650,437	$18,822	18,773,543	$(138,002)	$1,195,576	$4,045	$(409,638)	$670,803
Net loss	—	—	—	—	—	—	(10,504)	(10,504)
Other comprehensive income	—	—	—	—	—	2,106	—	2,106
Share-based compensation	—	—	—	—	3,343	—	—	3,343
Repurchase of ordinary shares	(10,013,025)	—	10,013,025	(76,570)	—	—	—	(76,570)
Balance at September 30, 2023	140,637,412	$18,822	28,786,568	$(214,572)	$1,198,919	$6,151	$(420,142)	$589,178

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
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

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,848	$71,043
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	61,055	58,630
Amortization of debt discount and issuance costs	5,168	3,097
Share-based compensation	9,951	9,043
Loss (gain) on derivative financial instruments	6,048	(18,744)
Deferred income taxes	2,999	2,794
Loss on sale of assets	17	11
Amortization of key money	(579)	(1,031)
Provision for (recovery of) doubtful accounts	663	(1,152)
Other	313	445
Changes in assets and liabilities:
Trade and other receivables, net	(4,320)	(1,149)
Insurance recoverable	6,273	(41,315)
Accounts receivable from related parties	1,209	2,817
Inventories	(332)	(1,013)
Prepayments and other assets	(11,471)	(4,430)
Trade and other payables	(57,885)	56,225
Payables to related parties	3,630	367
Income tax payable	(389)	(483)
Other liabilities	(33)	1,587
Net cash provided by operating activities	75,165	136,742
INVESTING ACTIVITIES
Capital expenditures	(30,480)	(21,566)
Purchase of intangibles	(190)	(209)
Proceeds from the sale of assets, net	22	32
Property damage insurance proceeds	17,808	—
Net cash used in investing activities	(12,840)	(21,743)
FINANCING ACTIVITIES
Repayments of debt	(8,250)	(32,438)
Repurchase of ordinary shares	(153,287)	(4,152)
Principal payments on finance lease obligations	(325)	(298)
Net cash used in financing activities	(161,862)	(36,888)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(99,537)	78,111
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$283,945	$293,577
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$184,408	$371,688
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$71,494	$55,049
Cash paid for income taxes, net	$3,065	$1,106
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$1,895	$824
Repurchase of ordinary shares not yet settled	$—	$1,621
Intangible assets capitalized but not yet paid	$—	$114
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,155	$—
Par value of vested restricted share awards	$122	$178
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2023. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
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

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended September 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$59,956	$27,234	$49,564	$45,671	$—	$182,425
Non-package revenue	7,623	2,935	7,661	6,765	—	24,984
The Playa Collection	—	—	—	—	1,051	1,051
Management fees	40	—	—	—	1,329	1,369
Cost reimbursements	—	—	—	1,257	1,528	2,785
Other revenues	—	—	—	—	531	531
Total revenue	$67,619	$30,169	$57,225	$53,693	$4,439	$213,145

	Three Months Ended September 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue (1)	$59,667	$28,106	$46,911	$39,007	$—	$173,691
Non-package revenue (1)(2)(3)	7,999	3,094	8,319	7,181	—	26,593
The Playa Collection (2)	—	—	—	—	517	517
Management fees	35	—	—	—	751	786
Cost reimbursements	—	—	—	1,256	1,580	2,836
Other revenues (3)	—	—	—	—	199	199
Total revenue	$67,701	$31,200	$55,230	$47,444	$3,047	$204,622

	Nine Months Ended September 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$208,992	$97,823	$164,723	$152,811	$—	$624,349
Non-package revenue	26,859	12,679	26,695	25,356	—	91,589
The Playa Collection	—	—	—	—	2,605	2,605
Management fees	118	—	—	—	5,302	5,420
Cost reimbursements	—	—	—	3,864	5,463	9,327
Other revenues	—	—	—	—	1,697	1,697
Total revenue	$235,969	$110,502	$191,418	$182,031	$15,067	$734,987

	Nine Months Ended September 30, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue (1)	$183,102	$84,301	$161,338	$114,997	$—	$543,738
Non-package revenue (1)(2)(3)	26,868	11,147	28,508	23,270	—	89,793
The Playa Collection (2)	—	—	—	—	1,211	1,211
Management fees	97	—	—	—	3,089	3,186
Cost reimbursements	—	—	—	3,386	3,482	6,868
Other revenues (3)	—	—	—	—	667	667
Total revenue	$210,067	$95,448	$189,846	$141,653	$8,449	$645,463
________
(1)Includes $2.5 million and $7.8 million of on-property room upgrade revenue for the quarter-to-date and year-to-date periods, respectively, that was reclassified from non-package revenue to package revenue to conform with current period presentation.
(2)Includes $0.5 million and $1.2 million that was reclassified from non-package revenue to The Playa Collection for the quarter-to-date and year-to-date periods, respectively, to conform with current period presentation.
(3)Includes $0.2 million and $0.7 million that was reclassified from non-package revenue to other revenues for the quarter-to-date and year-to-date periods, respectively, to conform with current period presentation.

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2023 and December 31, 2022 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2023	2022
Property and equipment, gross
Land, buildings and improvements	$1,766,132	$1,765,130
Fixtures and machinery (1)	90,612	88,333
Furniture and other fixed assets	221,325	213,005
Construction in progress	22,696	10,293
Total property and equipment, gross	2,100,765	2,076,761
Accumulated depreciation	(593,697)	(540,194)
Total property and equipment, net	$1,507,068	$1,536,567
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $6.3 million as of September 30, 2023 and December 31, 2022.
Depreciation expense for property and equipment was $22.2 million and $19.1 million for the three months ended September 30, 2023 and 2022, respectively, and $60.0 million and $57.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Hurricane Fiona
On September 19, 2022, Hurricane Fiona, a Category 1 hurricane, made landfall on the eastern coast of the Dominican Republic and caused non-structural damage to several of our resorts. Our insurance policies provide coverage for business interruption, including lost profits, and reimbursement for costs related to the property damages and losses we have incurred.
We received property damage insurance proceeds of $17.8 million and business interruption proceeds of $12.2 million related to Hurricane Fiona during the nine months ended September 30, 2023.
The property we manage in the Dominican Republic, Sanctuary Cap Cana, also sustained damage from Hurricane Fiona and was temporarily closed in late September 2022 for necessary clean-up and repairs. The resort reopened on January 20, 2023.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Leases	2023	2022	2023	2022
Operating lease income (1)	$1,007	$1,045	$3,058	$3,347
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
We had no uncertain tax positions or unrecognized tax benefits as of September 30, 2023. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of September 30, 2023, a valuation allowance has been maintained as a reserve on a portion of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
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
Relationship with HG Vora Capital Management, LLC
HG Vora Capital Management, LLC is considered a related party due to its ownership of our ordinary shares and was a lender of $42.5 million in aggregate principal of the Term Loan due 2029 (as defined in Note 11) as of December 31, 2022.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2023 and 2022 were as follows ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Transaction	2023	2022	2023	2022
Revenues
ALG	Package revenue	$—	$3,899	$—	$14,724
Sagicor	Cost reimbursements(1)	$1,258	$1,355	$4,005	$3,775
Expenses
Hyatt	Franchise fees(2)	$7,531	$7,205	$26,794	$22,420
Sagicor	Insurance premiums(2)	$396	$264	$1,093	$798
Chief Executive Officer	Lease expense(3)	$186	$192	$535	$572
DKCM	Interest expense(4)	$—	$5,613	$—	$16,490
AMResorts	Management fees(2)	$—	$779	$41	$2,763
AMResorts	Marketing fees(3)	$—	$909	$37	$2,964
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
In 2015, the local taxing authorities in Mexico challenged $3.4 million of value added tax (“VAT”) receivable that was recognized in connection with the renovation of the Hyatt Ziva Cancún. During the second quarter of 2022, the tax authorities ruled in our favor resulting in receipt of the VAT and an additional $6.2 million for interest and inflation since the date the VAT refund was requested. The gain of $6.2 million is reported within other (expense) income in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.
Note 8. Ordinary shares
On February 9, 2023, our Board of Directors authorized a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the three months ended September 30, 2023, we repurchased 10,013,025 ordinary shares under the program at an average price of $7.65 per share. As of September 30, 2023, we had approximately $58.5 million remaining under our $200.0 million share repurchase program.
As of September 30, 2023, our ordinary share capital consisted of 140,637,412 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,809,339 restricted shares and performance share awards and 32,658 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees and service providers. On May 11, 2023, our shareholders approved an amendment to the 2017 Plan to increase the number of ordinary shares authorized and available for grant from 12,000,000 shares to 24,000,000 shares. As of September 30, 2023, there were 12,992,502 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2023 to September 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	2,288,821	$6.94
Granted	1,744,579	6.77
Vested	(1,148,476)	6.91
Forfeited	(91,277)	6.89
Unvested balance at September 30, 2023	2,793,647	$6.85
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
________
(1) Expected volatility was determined based on our historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2023 to September 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,329,123	$6.05
Granted	719,227	6.88
Unvested balance at September 30, 2023	2,048,350	$6.34

Note 10. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(10,504)	$(2,229)	$52,848	$71,043
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	145,469,906	165,979,839	151,536,334	165,873,539
Effect of dilutive securities
Unvested performance share awards	—	—	1,196,199	500,859
Unvested restricted share awards	—	—	873,748	749,844
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	145,469,906	165,979,839	153,606,281	167,124,242

EPS - Basic	$(0.07)	$(0.01)	$0.35	$0.43
EPS - Diluted	$(0.07)	$(0.01)	$0.34	$0.43

For the three months ended September 30, 2023 and 2022, unvested performance share awards in the amounts of 2,048,350 and 1,329,123 shares, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the nine months ended September 30, 2022, unvested performance share awards in the amounts of 187,500 shares were not included in the computation of diluted EPS as their effect would have been anti-dilutive. We had no anti-dilutive unvested performance share awards for the nine months ended September 30, 2023. The performance targets of our unvested performance share awards were partially achieved as of September 30, 2023 and 2022.

For the three months ended September 30, 2023 and 2022, unvested restricted share awards of 2,793,647 and 2,327,120 shares, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive. We had no anti-dilutive unvested restricted share awards for the nine months ended September 30, 2023 and 2022.
Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50%	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 4.25%	January 5, 2029	1,091,750	1,100,000
Total Senior Secured Credit Facilities (at stated value)			1,091,750	1,100,000
Unamortized discount			(28,237)	(32,428)
Unamortized debt issuance costs			(6,800)	(7,776)
Total Senior Secured Credit Facilities, net			$1,056,713	$1,059,796

Financing lease obligations			$5,333	$5,657

Total debt, net			$1,062,046	$1,065,453
________
(1)Undrawn balances bear interest between 0.25% to 0.50% depending on certain leverage ratios. We had an available balance of $225.0 million as of September 30, 2023 and December 31, 2022. Interest is incurred on any outstanding balance based on the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 3.25% to 3.75%, depending on our consolidated secured net leverage ratio.
(2)The effective interest rate for the Term Loan due 2029 was 9.58% and 8.58% as of September 30, 2023 and December 31, 2022, respectively.

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
Financial maintenance covenants
We were in compliance with all applicable covenants as of September 30, 2023. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 12. Derivative financial instruments
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the three and nine months ended September 30, 2023 and 2022 are as follows:

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

The following tables present the effect of our interest rate swaps, net of tax, in the Condensed Consolidated Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	2023	2022
AOCI from our cash flow hedges as of January 1	$2,895	$14,632
Change in fair value	—	—
Reclassification from AOCI to interest expense	(2,895)	(2,894)
AOCI from our cash flow hedges as of March 31	—	11,738
Change in fair value	(9,874)	—
Reclassification from AOCI to interest expense	1,316	(2,926)
AOCI from our cash flow hedges as of June 30	(8,558)	8,812
Change in fair value	(4,054)	—
Reclassification from AOCI to interest expense	1,943	(2,958)
AOCI from our cash flow hedges as of September 30 (1)	$(10,669)	$5,854
________
(1) As of September 30, 2023, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $7.7 million.

Derivative Financial Instruments	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Designated as Cash Flow Hedges
Interest rate swaps	Interest expense	$(1,943)	$—	$(3,259)	$—
Not Designated as Hedging Instruments
Interest rate swaps (1)	Interest expense	$—	$16	$3,013	$(7,776)
________
(1) Includes the loss or (gain) from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.
The following tables present the effect of our interest rate swaps in the Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of September 30,	As of December 31,
		2023	2022
Designated as Cash Flow Hedges
Interest rate swaps	Derivative financial instruments	$11,026	$—
Not Designated as Hedging Instruments
Interest rate swaps	Derivative financial instruments	$—	$3,510

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of September 30, 2023 and December 31, 2022. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 ($ in thousands):

Financial Assets	September 30, 2023	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$11,026	$—	$11,026	$—

Financial Assets	December 31, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$3,510	$—	$3,510	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2023 and December 31, 2022 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,056,713	$—	$—	$1,123,155

	Carrying Value	Fair Value
	As of December 31, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,059,796	$—	$—	$1,114,860
The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Interest rate swaps	The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted SOFR as of the measurement date. If, in subsequent periods, forecasted SOFR exceeds the fixed rates we pay on our interest rate swaps, we will recognize a gain and future cash inflows. Conversely, if forecasted SOFR falls below the fixed rates we pay on our interest rate swaps in subsequent periods, we will recognize a loss and future cash outflows.
Financial instruments not recorded at fair value
Term Loan due 2029	The fair value of our Term Loan due 2029 is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loan due 2029. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30,	As of December 31,
	2023	2022
Gross trade and other receivables (1)	$67,198	$63,396
Allowance for doubtful accounts	(644)	(450)
Total trade and other receivables, net	$66,554	$62,946
________
(1) The opening balance as of January 1, 2022 was $47.4 million.

We have not experienced any significant write-offs to our accounts receivable during the three and nine months ended September 30, 2023 and 2022.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30,	As of December 31,
	2023	2022
Advances to suppliers	$23,595	$12,683
Prepaid income taxes	11,563	11,809
Prepaid other taxes (1)	4,139	4,539
Operating lease right-of-use assets	6,605	2,968
Key money	6,541	6,735
Other assets	7,177	5,443
Total prepayments and other assets	$59,620	$44,177
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three and nine months ended September 30, 2023. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of September 30, 2023 and December 31, 2022 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654

Other intangible assets
Other intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,
	2023	2022
Gross carrying value
Casino and other licenses (1)	$875	$875
Management contract	1,900	1,900
Enterprise resource planning system	6,352	6,375
Other	4,738	4,499
Total gross carrying value	13,865	13,649

Accumulated amortization
Management contract	(499)	(428)
Enterprise resource planning system	(3,447)	(2,771)
Other	(4,244)	(3,894)
Total accumulated amortization	(8,190)	(7,093)

Net carrying value
Casino and other licenses (1)	875	875
Management contract	1,401	1,472
Enterprise resource planning system	2,905	3,604
Other	494	605
Total net carrying value	$5,675	$6,556
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
Amortization expense for intangible assets was $0.4 million for the three months ended September 30, 2023 and 2022 and $1.1 million for the nine months ended September 30, 2023 and 2022.
Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30,	As of December 31,
	2023	2022
Trade payables	$17,826	$28,422
Advance deposits (1)	67,287	83,262
Withholding and other taxes payable	14,880	31,111
Interest payable	3,788	3,996
Payroll and related accruals	28,360	29,273
Accrued expenses and other payables (2)	40,351	55,588
Total trade and other payables	$172,492	$231,652
________
(1) The opening balance as of January 1, 2022 was $62.6 million.
(2) As of September 30, 2023 and December 31, 2022, accrued expenses and other payables includes approximately $18.0 million and $29.7 million, respectively, of unpaid clean up and repair expenses related to Hurricane Fiona. As of December 31, 2022, accrued expenses and other payables includes approximately $1.7 million related to share repurchases not yet settled.

Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30,	As of December 31,
	2023	2022
Pension obligation (1)(2)	$9,963	$7,777
Operating lease liabilities	7,091	3,472
Unfavorable ground lease liability	1,775	1,857
Key money	14,589	15,362
Other	962	2,217
Total other liabilities	$34,380	$30,685
________
(1) For the three months ended September 30, 2023 and 2022, the service cost component of net periodic pension cost was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the service cost component was $0.9 million and $0.6 million, respectively.
(2) For the three months ended September 30, 2023 and 2022, the non-service cost components of net periodic pension benefit (cost) were $0.2 million and ($0.2) million, respectively. For the nine months ended September 30, 2023 and 2022, the non-service cost components were $1.5 million and $0.7 million, respectively.
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the three and nine months ended September 30, 2023 and 2022, we have excluded the immaterial amounts of management fees, cost reimbursements, The Playa Collection and other from our segment reporting.
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax benefit (provision), and depreciation and amortization expense (“Adjusted EBITDA”) and the performance of our segments is evaluated on Adjusted EBITDA before corporate expenses, The Playa Collection revenue and management fee revenue (“Owned Resort EBITDA”). Adjusted EBITDA and Owned Resort EBITDA should not be considered alternatives to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP.
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) loss on sale of assets; (b) other (expense) income; (c) repairs from hurricanes and tropical storms; (d) share-based compensation; and (e) transaction expenses. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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

The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Owned net revenue
Yucatán Peninsula	$65,138	$65,594	$228,777	$204,200
Pacific Coast	29,236	30,301	107,527	92,901
Dominican Republic	57,142	55,190	191,038	189,714
Jamaica	49,838	43,759	170,233	131,781
Segment owned net revenue	201,354	194,844	697,575	618,596
Other revenues	531	199	1,697	667
Management fees	1,369	786	5,420	3,186
The Playa Collection	1,051	517	2,605	1,211
Cost reimbursements	2,785	2,836	9,327	6,868
Compulsory tips	6,055	5,440	18,363	14,935
Total revenue	$213,145	$204,622	$734,987	$645,463
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net (loss) income for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Owned Resort EBITDA
Yucatán Peninsula	$16,844	$21,617	$79,107	$77,049
Pacific Coast	7,947	10,512	40,353	36,966
Dominican Republic	12,673	14,014	61,501	63,138
Jamaica	15,333	11,267	64,337	40,567
Segment Owned Resort EBITDA	52,797	57,410	245,298	217,720
Other corporate	(14,706)	(13,839)	(42,201)	(38,596)
The Playa Collection	1,051	517	2,605	1,211
Management fees	1,369	786	5,420	3,186
Adjusted EBITDA	40,511	44,874	211,122	183,521
Interest expense	(26,552)	(17,832)	(82,337)	(39,892)
Depreciation and amortization	(22,548)	(19,502)	(61,055)	(58,630)
Loss on sale of assets	(6)	(2)	(17)	(11)
Other (expense) income	(350)	2,608	(321)	7,850
Repairs from hurricanes and tropical storms	(77)	(8,850)	815	(8,850)
Share-based compensation	(3,343)	(2,777)	(9,951)	(9,043)
Transaction expenses	(742)	(582)	(2,107)	(1,384)
Non-service cost components of net periodic pension (benefit) cost (1)	(205)	102	1,539	650
Net (loss) income before tax	(13,312)	(1,961)	57,688	74,211
Income tax benefit (provision)	2,808	(268)	(4,840)	(3,168)
Net (loss) income	$(10,504)	$(2,229)	$52,848	$71,043
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other (expense) income in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30,	As of December 31,
	2023	2022
Segment property and equipment, gross
Yucatán Peninsula	$680,029	$676,218
Pacific Coast	299,576	291,372
Dominican Republic	697,368	690,181
Jamaica	418,009	413,563
Total segment property and equipment, gross	2,094,982	2,071,334
Corporate property and equipment, gross	5,783	5,427
Accumulated depreciation	(593,697)	(540,194)
Total property and equipment, net	$1,507,068	$1,536,567

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Segment capital expenditures
Yucatán Peninsula	$8,754	$6,870
Pacific Coast	8,652	3,817
Dominican Republic	7,775	6,249
Jamaica	5,138	3,999
Total segment capital expenditures (1)	30,319	20,935
Corporate	377	570
Total capital expenditures (1)	$30,696	$21,505
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
During the period from October 1, 2023 through October 31, 2023, we purchased 2,182,502 ordinary shares at an average price of $7.09 per share. As of October 31, 2023, we had $43.0 million remaining under our $200.0 million share repurchase program.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 23, 2023 and in this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general economic uncertainty and the effect of general economic conditions, including inflation, rising interest rates (including sustained elevated interest rates) and a potential economic recession, on consumer discretionary spending and the lodging industry in particular;
•changes in consumer preferences, including the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market, and the popularity of tropical beach-front vacations compared other vacation options or destinations;
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
•the ability of our guests to reach our resorts given government-mandated travel restrictions, such as those related to COVID-19 or other infectious disease outbreaks, or airline service/capacity issues, as well as changes in demand for our resorts resulting from government-mandated safety protocols and/or health concerns, including those related to COVID-19 or other infectious diseases;
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
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of September 30, 2023, Playa owned and/or managed a total portfolio consisting of 26 resorts (9,756 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
For the three months ended September 30, 2023, we generated a net loss of $10.5 million, Total Revenue of $213.1 million, Net Package RevPAR of $269.50 and Adjusted EBITDA of $40.5 million. For the three months ended September 30, 2022, we generated a net loss of $2.2 million, Total Revenue of $204.6 million, Net Package RevPAR of $257.08 and Adjusted EBITDA of $44.9 million.
For the nine months ended September 30, 2023, we generated net income of $52.8 million, Total Revenue of $735.0 million, Net Package RevPAR of $312.16 and Adjusted EBITDA of $211.1 million. For the nine months ended September 30, 2022, we generated net income of $71.0 million, Total Revenue of $645.5 million, Net Package RevPAR of $272.37 and Adjusted EBITDA of $183.5 million.

Our Portfolio of Resorts
As of September 30, 2023, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Jewel Palm Beach	Punta Cana, Dominican Republic	Jewel (all ages)	Playa (1)	1994; 2008	500
Jewel Punta Cana	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	2004	620
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (2)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					7,124
Managed Resorts (3)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Hyatt Ziva Riviera Cancún	Riviera Maya, Mexico	Hyatt Ziva (all ages)	Playa	2008; 2021	438
Hyatt Zilara Riviera Maya	Riviera Maya, Mexico	Hyatt Zilara (adults-only)	Playa	2003; 2022	291
Seadust Cancún Family Resort (4)	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Hacienda Tres Ríos Resort, Spa & Nature Park (5)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Vallarta	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná (6)	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1994; 1998; 2004; 2023	404
Total Rooms Operated					2,632
Total Rooms Owned and Operated					9,756
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
(5) We entered into a management agreement to operate this resort during the second quarter of 2022. The resort is currently undergoing renovations and we expect to commence operations in 2024.
(6) We entered into a management agreement to operate this resort during the first quarter of 2023. The resort is currently undergoing renovations and we expect to commence operations in 2024.

Results of Operations
Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change	% Change
Revenue
Package	$182,425	$173,691	$8,734	5.0%
Non-package	24,984	26,593	(1,609)	(6.1)%
The Playa Collection	1,051	517	534	103.3%
Management fees	1,369	786	583	74.2%
Cost reimbursements	2,785	2,836	(51)	(1.8)%
Other revenues	531	199	332	166.8%
Total revenue	213,145	204,622	8,523	4.2%
Direct and selling, general and administrative expenses
Direct	126,356	117,333	9,023	7.7%
Selling, general and administrative	48,826	51,686	(2,860)	(5.5)%
Depreciation and amortization	22,548	19,502	3,046	15.6%
Reimbursed costs	2,785	2,836	(51)	(1.8)%
Loss on sale of assets	6	2	4	200.0%
Business interruption insurance recoveries	(47)	—	(47)	(100.0)%
Gain on insurance proceeds	(919)	—	(919)	(100.0)%
Direct and selling, general and administrative expenses	199,555	191,359	8,196	4.3%
Operating income	13,590	13,263	327	2.5%
Interest expense	(26,552)	(17,832)	(8,720)	(48.9)%
Other (expense) income	(350)	2,608	(2,958)	(113.4)%
Net loss before tax	(13,312)	(1,961)	(11,351)	(578.8)%
Income tax benefit (provision)	2,808	(268)	3,076	1,147.8%
Net loss	$(10,504)	$(2,229)	$(8,275)	(371.2)%
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
Our comparable portfolio for the three months ended September 30, 2023 excludes the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed the last 12 days of the three months ended September 30, 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.

Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	70.7%	73.8%	(3.1)	pts	(4.2)%
Net Package ADR	$381.41	$348.58	$32.83		9.4%
Net Package RevPAR	$269.50	$257.08	$12.42		4.8%
	($ in thousands)
Net Package Revenue(1)	$176,634	$168,494	$8,140		4.8%
Net Non-package Revenue(1)	24,720	26,350	(1,630)		(6.2)%
The Playa Collection Revenue	1,051	517	534		103.3%
Management Fee Revenue	1,369	786	583		74.2%
Other Revenues	531	199	332		166.8%
Total Net Revenue	204,305	196,346	7,959		4.1%
Adjusted EBITDA	$40,511	$44,874	$(4,363)		(9.7)%
Adjusted EBITDA Margin	19.8%	22.9%	(3.1)	pts	(13.5)%
________
(1)For the three months ended September 30, 2022, includes $2.5 million of on-property room upgrade revenue that was reclassified from non-package revenue to package revenue to conform with current period presentation.
Comparable Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	71.2%	76.6%	(5.4)	pts	(7.0)%
Net Package ADR	$368.29	$340.61	$27.68		8.1%
Net Package RevPAR	$262.12	$261.01	$1.11		0.4%
	($ in thousands)
Net Package Revenue(1)	$135,046	$134,473	$573		0.4%
Net Non-package Revenue(1)	18,573	20,652	(2,079)		(10.1)%
The Playa Collection Revenue	1,051	517	534		103.3%
Management Fee Revenue	1,369	786	583		74.2%
Other Revenues	531	199	332		166.8%
Total Net Revenue	156,570	156,627	(57)		0.0%
Adjusted EBITDA	$24,468	$33,570	$(9,102)		(27.1)%
Adjusted EBITDA Margin	15.6%	21.4%	(5.8)	pts	(27.1)%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended September 30, 2023 increased $8.5 million, or 4.2%, compared to the three months ended September 30, 2022.

Our Total Net Revenue for the three months ended September 30, 2023 increased $8.0 million, or 4.1%, compared to the three months ended September 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 9.4% driven by the ongoing recovery in the Jamaican segment; partially offset by
•a decrease in Net Non-package Revenue of $1.6 million, or 6.2%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, as we transitioned the management of the resorts to us from a third-party resulting in a slower ramp since we were unable to make up ground after missing the key summer selling season, and closed the Jewel Palm Beach for the majority of the first quarter, Net Non-package Revenue decreased $0.4 million, or 1.9%, compared to the three months ended September 30, 2022, mainly driven by a decrease in meetings, incentives, conventions and events (“MICE”) groups.

•a decrease in Occupancy of 3.1 percentage points as a result of lower occupancies at Jewel Punta Cana and Jewel Palm Beach.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy decreased 0.4 percentage points compared to the three months ended September 30, 2022, mainly as a result of increased demand for European travel destinations from American sourced guests.
Adjusted EBITDA
Our Adjusted EBITDA for the three months ended September 30, 2023 decreased $4.4 million, or 9.7%, compared to the three months ended September 30, 2022.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA increased $1.5 million compared to the three months ended September 30, 2022 and was negatively impacted by $7.8 million due to the appreciation of the Mexican Peso and includes a $1.0 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona in the Dominican Republic during the second half of 2022. Adjusted EBITDA was also negatively impacted by increased insurance premiums and utilities expenses compared to the three months ended September 30, 2022.
Our Adjusted EBITDA Margin for the three months ended September 30, 2023 decreased 3.1 percentage points, or 13.5%, compared to the three months ended September 30, 2022. Adjusted EBITDA Margin was negatively impacted by 390 basis points due to the appreciation of the Mexican Peso and positively impacted by 50 basis points from business interruption insurance proceeds and recoverable expenses compared to the three months ended September 30, 2022. Excluding these impacts, our Adjusted EBITDA Margin would have been 23.2%, an increase of 0.3 percentage points compared to the three months ended September 30, 2022.
The following table shows a reconciliation of Net Package Revenue and Net Non-package Revenue to Total Revenue for the three months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$135,046	$134,473	$573	0.4%
Non-comparable Net Package Revenue	41,588	34,021	7,567	22.2%
Net Package Revenue	176,634	168,494	8,140	4.8%

Net Non-package Revenue
Comparable Net Non-package Revenue	18,573	20,652	(2,079)	(10.1)%
Non-comparable Net Non-package Revenue	6,147	5,698	449	7.9%
Net Non-package Revenue	24,720	26,350	(1,630)	(6.2)%

The Playa Collection Revenue	1,051	517	534	103.3%
Management Fee Revenue	1,369	786	583	74.2%
Other Revenues	531	199	332	166.8%

Total Net Revenue
Comparable Total Net Revenue	156,570	156,627	(57)	0.0%
Non-comparable Total Net Revenue	47,735	39,719	8,016	20.2%
Total Net Revenue	204,305	196,346	7,959	4.1%
Compulsory tips	6,055	5,440	615	11.3%
Cost Reimbursements	2,785	2,836	(51)	(1.8)%
Total revenue	$213,145	$204,622	$8,523	4.2%

Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Direct expenses	$126,356	$117,333	$9,023	7.7%
Less: compulsory tips	6,055	5,440	615	11.3%
Net Direct Expenses	$120,301	$111,893	$8,408	7.5%
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
Our Net Direct Expenses were $120.3 million, or 58.9% of Total Net Revenue, for the three months ended September 30, 2023 and $111.9 million, or 57.0% of Total Net Revenue, for the three months ended September 30, 2022. Net Direct Expenses for the three months ended September 30, 2023 increased $8.4 million, or 7.5%, compared to the three months ended September 30, 2022 primarily due to the following:
•appreciation of the Mexican Peso compared to the three months ended September 30, 2022, which impacts the majority of our expenses but primarily increased labor and food and beverage expenses during the three months ended September 30, 2023;
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the three months ended September 30, 2022; partially offset by
•a decrease in occupancy-related expenses due to lower occupancy across the majority of our portfolio.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$27,616	$27,268	$348	1.3%
Guest costs	4,944	6,515	(1,571)	(24.1)%
Salaries and wages	49,035	39,117	9,918	25.4%
Repairs and maintenance	5,588	6,534	(946)	(14.5)%
Utilities and sewage	13,125	12,743	382	3.0%
Licenses and property taxes	1,004	640	364	56.9%
Incentive and management fees	—	779	(779)	(100.0)%
Franchise fees	9,840	9,553	287	3.0%
Transportation and travel expenses	1,798	1,417	381	26.9%
Laundry and cleaning expenses	1,801	1,709	92	5.4%
Property and equipment rental expense	1,013	936	77	8.2%
Entertainment expenses and decoration	2,705	2,795	(90)	(3.2)%
Office supplies	286	379	(93)	(24.5)%
Other operational expenses	1,546	1,508	38	2.5%
Total Net Direct Expenses	$120,301	$111,893	$8,408	7.5%

Comparable Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$21,040	$21,325	$(285)	(1.3)%
Guest costs	3,672	4,791	(1,119)	(23.4)%
Salaries and wages	41,016	32,070	8,946	27.9%
Repairs and maintenance	4,716	5,661	(945)	(16.7)%
Utilities and sewage	9,668	9,866	(198)	(2.0)%
Licenses and property taxes	680	452	228	50.4%
Incentive and management fees	—	779	(779)	(100.0)%
Franchise fees	7,094	7,333	(239)	(3.3)%
Transportation and travel expenses	1,005	808	197	24.4%
Laundry and cleaning expenses	1,360	1,339	21	1.6%
Property and equipment rental expense	437	474	(37)	(7.8)%
Entertainment expenses and decoration	2,219	2,389	(170)	(7.1)%
Office supplies	205	303	(98)	(32.3)%
Other operational expenses	1,247	1,028	219	21.3%
Total Net Direct Expenses	$94,359	$88,618	$5,741	6.5%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2023 decreased $2.9 million, or 5.5%, compared to the three months ended September 30, 2022. The decrease was primarily driven by a $7.8 million decrease in property selling, general and administrative expenses primarily related to repair and clean-up expenses associated with Hurricane Fiona incurred in the third quarter of 2022, which was partially offset by a $3.5 million increase in insurance expense due to higher insurance premiums. We also experienced a $0.6 million increase in share-based compensation expense due to an increase in the fair value of restricted and performance share awards granted in 2023 and a $0.5 million increase in the provision for doubtful accounts.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2023 increased $3.0 million, or 15.6%, compared to the three months ended September 30, 2022 due to accelerated depreciation recorded on asset disposals at Hyatt Zilara Cancún and ongoing renovations of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the three months ended September 30, 2023 increased $0.9 million, or 100.0%, compared to the three months ended September 30, 2022 as a result of business interruption insurance proceeds received in 2023 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022. We had no gain on insurance proceeds during the three months ended September 30, 2022.
Interest Expense
Our interest expense for the three months ended September 30, 2023 increased $8.7 million, or 48.9%, compared to the three months ended September 30, 2022. The increase in interest expense was driven primarily by an $11.7 million increase from our $1.1 billion term loan issued in the December 2022 debt refinancing (the “Term Loan due 2029”), which incurs interest based on SOFR plus a margin of 4.25%, and a $1.3 million increase related to a favorable change in fair value of our prior LIBOR-based interest rate swaps recognized during the three months ended September 30, 2022. We did not recognize any changes in fair value of our prior LIBOR-based interest rate swaps during the three months ended September 30, 2023 as these interest rate swaps matured on March 31, 2023. Additionally, our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income. These increases were partially offset by a $4.9 million decrease in interest expense due to the repayment of the entire outstanding balance of our former additional senior secured credit facility (the “Additional Credit Facility”) and our former property loan agreement (the “Property Loan”) in December 2022 in connection with the December 2022 debt refinancing.

Cash interest paid was $24.3 million for the three months ended September 30, 2023, representing a $6.3 million, or 34.6% increase as compared to the three months ended September 30, 2022. The increase was primarily driven by an $11.1 million increase in cash interest paid for our Term Loan due 2029. This increase was partially offset by a $4.9 million decrease in cash interest paid due to the repayment of the entire outstanding balance of our Additional Credit Facility and Property Loan in connection with our December 2022 debt refinancing.
Income Tax Provision
For the three months ended September 30, 2023, our income tax benefit was $2.8 million, compared to a $0.3 million income tax provision for the three months ended September 30, 2022. The decrease of $3.1 million was primarily driven by a $2.3 million decreased tax provision associated with lower pre-tax book income from our taxpaying entities and a $1.3 million decreased tax provision associated with favorable foreign exchange rate fluctuations on our deferred tax liabilities, primarily at our Mexico and Dominican Republic entities, which was partially offset by a $0.5 million increased tax provision associated with the APA tax expense for our Dominican Republic entities.
Results of Operations
Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change	% Change
Revenue
Package	$624,349	$543,738	$80,611	14.8%
Non-package	91,589	89,793	1,796	2.0%
The Playa Collection	2,605	1,211	1,394	115.1%
Management fees	5,420	3,186	2,234	70.1%
Cost reimbursements	9,327	6,868	2,459	35.8%
Other revenues	1,697	667	1,030	154.4%
Total revenue	734,987	645,463	89,524	13.9%
Direct and selling, general and administrative expenses
Direct	387,930	343,298	44,632	13.0%
Selling, general and administrative	141,567	130,403	11,164	8.6%
Depreciation and amortization	61,055	58,630	2,425	4.1%
Reimbursed costs	9,327	6,868	2,459	35.8%
Loss on sale of assets	17	11	6	54.5%
Business interruption insurance recoveries	(542)	—	(542)	(100.0)%
Gain on insurance proceeds	(4,713)	—	(4,713)	(100.0)%
Direct and selling, general and administrative expenses	594,641	539,210	55,431	10.3%
Operating income	140,346	106,253	34,093	32.1%
Interest expense	(82,337)	(39,892)	(42,445)	(106.4)%
Other (expense) income	(321)	7,850	(8,171)	(104.1)%
Net income before tax	57,688	74,211	(16,523)	(22.3)%
Income tax provision	(4,840)	(3,168)	(1,672)	(52.8)%
Net income	$52,848	$71,043	$(18,195)	(25.6)%
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

Our comparable portfolio for the nine months ended September 30, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party, the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last 12 days of the nine months ended September 30, 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	71.7%	73.7%	(2.0)	pts	(2.7)%
Net Package ADR	$435.67	$369.33	$66.34		18.0%
Net Package RevPAR	$312.16	$272.37	$39.79		14.6%
	($ in thousands)
Net Package Revenue(1)	$607,098	$529,716	$77,382		14.6%
Net Non-package Revenue(1)	90,477	88,880	1,597		1.8%
The Playa Collection Revenue	2,605	1,211	1,394		115.1%
Management Fee Revenue	5,420	3,186	2,234		70.1%
Other Revenues	1,697	667	1,030		154.4%
Total Net Revenue	707,297	623,660	83,637		13.4%
Adjusted EBITDA	$211,122	$183,521	$27,601		15.0%
Adjusted EBITDA Margin	29.8%	29.4%	0.4	pts	1.4%
________
(1)For the nine months ended September 30, 2022, includes $7.8 million of on-property room upgrade revenue that was reclassified from non-package revenue to package revenue to conform with current period presentation.
Comparable Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	73.3%	74.1%	(0.8)	pts	(1.1)%
Net Package ADR	$442.99	$379.59	$63.40		16.7%
Net Package RevPAR	$324.62	$281.35	$43.27		15.4%
	($ in thousands)
Net Package Revenue	$451,966	$391,715	$60,251		15.4%
Net Non-package Revenue	65,635	65,307	328		0.5%
The Playa Collection Revenue	2,605	1,211	1,394		115.1%
Management Fee Revenue	5,420	3,186	2,234		70.1%
Other Revenues	1,697	667	1,030		154.4%
Total Net Revenue	527,323	462,086	65,237		14.1%
Adjusted EBITDA	$142,994	$126,846	$16,148		12.7%
Adjusted EBITDA Margin	27.1%	27.5%	(0.4)	pts	(1.5)%
Total Revenue and Total Net Revenue
Our Total Revenue for the nine months ended September 30, 2023 increased $89.5 million, or 13.9%, compared to the nine months ended September 30, 2022.
Our Total Net Revenue for the nine months ended September 30, 2023 increased $83.6 million, or 13.4%, compared to the nine months ended September 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 18.0% as a result of:
•a higher MICE group contribution to our guest mix; and

•a benefit from the reduced occupancy levels at Jewel Punta Cana as well as Jewel Palm Beach, which was closed the majority of the first quarter, as we transitioned the management of the resorts to us from a third-party resulting in a slower ramp since we were unable to make up ground after missing the key summer selling season. Excluding these resorts, Net Package ADR increased 14.5%.
•an increase in Net Non-package Revenue of $1.6 million, or 1.8%, despite a $3.6 million decrease due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Net Non-package Revenue also was impacted by a $5.7 million drag from Jewel Punta Cana and Jewel Palm Beach compared to the nine months ended September 30, 2022; partially offset by
•a decrease in Occupancy of 2.0 percentage points as a result of Jewel Punta Cana and Jewel Palm Beach.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy increased 4.1 percentage points compared to the nine months ended September 30, 2022.
Adjusted EBITDA
Our Adjusted EBITDA for the nine months ended September 30, 2023 increased $27.6 million, or 15.0%, compared to the nine months ended September 30, 2022. Adjusted EBITDA for the nine months ended September 30, 2023 was negatively impacted by $18.8 million due to the appreciation of the Mexican Peso and includes a $5.3 million benefit from business interruption proceeds and recoverable expenses related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022. Adjusted EBITDA was also negatively impacted by increased insurance premiums and utilities expenses compared to the nine months ended September 30, 2022.
Our Adjusted EBITDA Margin for the nine months ended September 30, 2023 increased 0.4 percentage points, or 1.4%, compared to the nine months ended September 30, 2022. Adjusted EBITDA Margin was negatively impacted by 270 basis points due to the appreciation of the Mexican Peso and positively impacted by 80 basis points from business interruption proceeds and recoverable expenses compared to the nine months ended September 30, 2022. Excluding these impacts, Adjusted EBITDA Margin would have been 31.8%, an increase of 2.4 percentage points compared to the nine months ended September 30, 2022.

The following table shows a reconciliation of comparable Net Package Revenue and Net Non-package Revenue to Total Revenue for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$451,966	$391,715	$60,251	15.4%
Non-comparable Net Package Revenue	155,132	138,001	17,131	12.4%
Net Package Revenue	607,098	529,716	77,382	14.6%

Net Non-package Revenue
Comparable Net Non-package Revenue	65,635	65,307	328	0.5%
Non-comparable Net Non-package Revenue	24,842	23,573	1,269	5.4%
Net Non-package Revenue	90,477	88,880	1,597	1.8%

The Playa Collection Revenue	2,605	1,211	1,394	115.1%
Management Fee Revenue	5,420	3,186	2,234	70.1%
Other Revenues	1,697	667	1,030	154.4%

Total Net Revenue
Comparable Total Net Revenue	527,323	462,086	65,237	14.1%
Non-comparable Total Net Revenue	179,974	161,574	18,400	11.4%
Total Net Revenue	707,297	623,660	83,637	13.4%
Compulsory tips	18,363	14,935	3,428	23.0%
Cost Reimbursements	9,327	6,868	2,459	35.8%
Total revenue	$734,987	$645,463	$89,524	13.9%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Direct expenses	$387,930	$343,298	$44,632	13.0%
Less: compulsory tips	18,363	14,935	3,428	23.0%
Net Direct Expenses	$369,567	$328,363	$41,204	12.5%
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
Our Net Direct Expenses were $369.6 million, or 52.3%, of Total Net Revenue for the nine months ended September 30, 2023 and $328.4 million, or 52.7%, of Total Net Revenue for the nine months ended September 30, 2022. Net Direct Expenses for the nine months ended September 30, 2023 increased $41.2 million, or 12.5%, compared to the nine months ended September 30, 2022. Net Direct Expenses at our comparable properties increased $33.9 million, or 14.0%, compared to the nine months ended September 30, 2022 primarily due to the following:
•appreciation of the Mexican Peso compared to the nine months ended September 30, 2022, which impacts the majority of our expenses but primarily increased labor and food and beverage expenses during the nine months ended September 30, 2023;

•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the nine months ended September 30, 2022; partially offset by
•a decrease in guest costs due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect;
•a decrease in incentive and management fees due to the transition of management of the Jewel Punta Cana and Jewel Palm Beach to us from a third-party; and
•a decrease in occupancy-related expenses for our Dominican Republic segment due to lower occupancy at Jewel Palm Beach and Jewel Punta Cana.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$85,145	$78,711	$6,434	8.2%
Guest costs	16,507	22,102	(5,595)	(25.3)%
Salaries and wages	145,261	114,684	30,577	26.7%
Repairs and maintenance	17,702	17,134	568	3.3%
Utilities and sewage	35,664	35,178	486	1.4%
Licenses and property taxes	2,707	1,853	854	46.1%
Incentive and management fees	41	2,763	(2,722)	(98.5)%
Franchise fees	36,201	29,886	6,315	21.1%
Transportation and travel expenses	5,295	4,103	1,192	29.1%
Laundry and cleaning expenses	5,317	4,647	670	14.4%
Property and equipment rental expense	4,922	4,071	851	20.9%
Entertainment expenses and decoration	9,169	8,102	1,067	13.2%
Office supplies	1,009	1,014	(5)	(0.5)%
Other operational expenses	4,627	4,115	512	12.4%
Total Net Direct Expenses	$369,567	$328,363	$41,204	12.5%
Comparable Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$61,645	$56,238	$5,407	9.6%
Guest costs	10,647	14,891	(4,244)	(28.5)%
Salaries and wages	116,057	89,141	26,916	30.2%
Repairs and maintenance	14,338	14,010	328	2.3%
Utilities and sewage	24,631	24,642	(11)	0.0%
Licenses and property taxes	1,729	1,275	454	35.6%
Incentive and management fees	—	1,556	(1,556)	(100.0)%
Franchise fees	26,205	22,291	3,914	17.6%
Transportation and travel expenses	2,501	1,935	566	29.3%
Laundry and cleaning expenses	3,847	3,396	451	13.3%
Property and equipment rental expense	1,977	1,822	155	8.5%
Entertainment expenses and decoration	7,407	6,752	655	9.7%
Office supplies	686	709	(23)	(3.2)%
Other operational expenses	3,410	2,569	841	32.7%
Total Net Direct Expenses	$275,080	$241,227	$33,853	14.0%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2023 increased $11.2 million, or 8.6%, compared to the nine months ended September 30, 2022. The increase was primarily driven by a $7.3 million increase in insurance expense driven by higher insurance premiums for the current year, a $2.3 million increase in travel agent and tour operator commissions expense and a $1.8 million increase in the provision for doubtful accounts due to the reversal of expense during the nine months ended September 30, 2022 following the economic recovery from the COVID-19 pandemic.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2023 increased $2.4 million, or 4.1%, compared to the nine months ended September 30, 2022, due to accelerated depreciation recorded on asset disposals at Hyatt Zilara Cancún and ongoing renovations of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the nine months ended September 30, 2023 increased $4.7 million, or 100.0%, compared to the nine months ended September 30, 2022 as a result of business interruption insurance proceeds received in 2023 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022. We had no gain on insurance proceeds during the nine months ended September 30, 2022.
Interest Expense
Our interest expense for the nine months ended September 30, 2023 increased $42.4 million, or 106.4%, compared to the nine months ended September 30, 2022. The increase in interest expense was driven primarily by a $29.7 million of additional interest from the Term Loan due 2029, which incurs interest based on SOFR plus a margin of 4.25%. The increase was also due to a $25.0 million increase related to an unfavorable change in fair value of our prior LIBOR-based interest rate swaps, which matured on March 31, 2023. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income. These increases were partially offset by a $14.4 million decrease in interest expense due to the repayment of the entire outstanding balance of the Additional Credit Facility and Property Loan in December 2022 in connection with the December 2022 debt refinancing.
Cash interest paid was $71.5 million for the nine months ended September 30, 2023, representing a $16.5 million, or 30.0% increase as compared to the nine months ended September 30, 2022. The increase was primarily driven by a $30.2 million increase in cash interest paid for our Term Loan due 2029. This increase was partially offset by a $14.4 million decrease in cash interest paid due to the repayment of the entire outstanding balance of our Additional Credit Facility and Property Loan in connection with our December 2022 debt refinancing.
Income Tax Provision
For the nine months ended September 30, 2023, our income tax provision was $4.8 million, compared to a $3.2 million income tax provision for the nine months ended September 30, 2022. The increase in our income tax provision of $1.6 million was primarily driven by an additional $2.0 million of expense due to unfavorable foreign exchange rate fluctuations, primarily at our Mexico and Dominican Republic entities, $0.8 million associated with the APA tax expense for our Dominican Republic entities, and $0.4 million due to changes in valuation allowances, which was partially offset by a $2.0 million decrease due to lower pre-tax book income for our taxpaying entities compared to the nine months ended September 30, 2022.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the three and nine months ended September 30, 2023 and 2022, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent we are successful in entering into more management contracts.
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

Our comparable portfolio for the three months ended September 30, 2023 excludes the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last 12 days of the three months ended September 30, 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.
Our comparable portfolio for the nine months ended September 30, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party, and the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last 12 days of the nine months ended September 30, 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended September 30, 2023 and 2022
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$65,138	$65,594	$(456)	(0.7)%
Pacific Coast	29,236	30,301	(1,065)	(3.5)%
Dominican Republic	57,142	55,190	1,952	3.5%
Jamaica	49,838	43,759	6,079	13.9%
Segment Owned Net Revenue	201,354	194,844	6,510	3.3%
Other revenues	531	199	332	166.8%
The Playa Collection	1,051	517	534	103.3%
Management fees	1,369	786	583	74.2%
Total Net Revenue	$204,305	$196,346	$7,959	4.1%

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$16,844	$21,617	$(4,773)	(22.1)%
Pacific Coast	7,947	10,512	(2,565)	(24.4)%
Dominican Republic	12,673	14,014	(1,341)	(9.6)%
Jamaica	15,333	11,267	4,066	36.1%
Segment Owned Resort EBITDA	52,797	57,410	(4,613)	(8.0)%
Other corporate	(14,706)	(13,839)	(867)	(6.3)%
The Playa Collection	1,051	517	534	103.3%
Management fees	1,369	786	583	74.2%
Total Adjusted EBITDA	$40,511	$44,874	$(4,363)	(9.7)%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended September 30, 2023 and 2022 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	73.9%	77.0%	(3.1)	pts	(4.0)%
Net Package ADR	$399.10	$383.56	$15.54		4.1%
Net Package RevPAR	$294.84	$295.38	$(0.54)		(0.2)%
	($ in thousands)
Net Package Revenue(1)	$57,668	$57,774	$(106)		(0.2)%
Net Non-package Revenue(1)	7,470	7,820	(350)		(4.5)%
Owned Net Revenue	65,138	65,594	(456)		(0.7)%
Owned Resort EBITDA	$16,844	$21,617	$(4,773)		(22.1)%
Owned Resort EBITDA Margin	25.9%	33.0%	(7.1)	pts	(21.5)%
________
(1)For the three months ended September 30, 2022, includes $1.1 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2023 decreased $0.5 million, or 0.7%, compared to the three months ended September 30, 2022 and was driven by:
•a decrease in Occupancy of 3.1 percentage points driven by a lower MICE group contribution to our guest mix and demand for European travel destinations from American sourced guests;
•a decrease in Net Non-package Revenue of $0.4 million, or 4.5%, compared to the three months ended September 30, 2022;
•Net Non-package Revenue per sold room decreased 0.4%, primarily driven by a lower MICE group contribution to our guest mix; partially offset by
•an increase in Net Package ADR of 4.1%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2023 decreased $4.8 million, or 22.1%, compared to the three months ended September 30, 2022. The decrease was largely due to a $5.5 million impact as a result of the appreciation of the Mexican Peso, union-negotiated and government-mandated wage and benefit increases and increases in insurance premiums compared to the three months ended September 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended September 30, 2023 was 25.9%, a decrease of 7.1 percentage points compared to the three months ended September 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 840 basis points due to the appreciation of the Mexican Peso and by 230 basis points from increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases compared to the three months ended September 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin for the three months ended September 30, 2023 would have been 34.3%, an increase of 1.3 percentage points compared to the three months ended September 30, 2022.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended September 30, 2023 and 2022 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	64.5%	72.3%	(7.8)	pts	(10.8)%
Net Package ADR	$478.83	$442.88	$35.95		8.1%
Net Package RevPAR	$309.05	$320.10	$(11.05)		(3.5)%
	($ in thousands)
Net Package Revenue(1)	$26,328	$27,270	$(942)		(3.5)%
Net Non-package Revenue(1)	2,908	3,031	(123)		(4.1)%
Owned Net Revenue	29,236	30,301	(1,065)		(3.5)%
Owned Resort EBITDA	$7,947	$10,512	$(2,565)		(24.4)%
Owned Resort EBITDA Margin	27.2%	34.7%	(7.5)	pts	(21.6)%
________
(1)For the three months ended September 30, 2022, includes $0.2 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2023 decreased $1.1 million, or 3.5%, compared to the three months ended September 30, 2022 and was driven by:
•a decrease in Occupancy of 7.8 percentage points, driven by ongoing renovations at the two resorts in this segment and an increase in demand for European travel destinations from American sourced guests;
•a decrease in Net Non-package Revenue of $0.1 million, or 4.1%, primarily driven by a lower MICE group contribution to our guest mix;
•Net Non-package Revenue per sold room increased 7.4%;
•an increase in Net Package ADR of 8.1%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2023 decreased $2.6 million, or 24.4%, compared to the three months ended September 30, 2022. Owned Resort EBITDA compared to the three months ended September 30, 2022 was negatively impacted by $2.4 million due to the appreciation of the Mexican Peso, increases in labor and related expenses, which were due to union-negotiated and government-mandated wage and benefit increases, and increases in insurance premiums and energy costs.
•Our Owned Resort EBITDA Margin for the three months ended September 30, 2023 was 27.2%, a decrease of 7.5 percentage points compared to the three months ended September 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 800 basis points due to the appreciation of the Mexican Peso and by 250 basis points from increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases compared to the three months ended September 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 35.2%, an increase of 0.5 percentage points compared to the three months ended September 30, 2022.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended September 30, 2023 and 2022 for the total segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	66.4%	70.7%	(4.3)	pts	(6.1)%
Net Package ADR	$306.69	$272.53	$34.16		12.5%
Net Package RevPAR	$203.76	$192.69	$11.07		5.7%
	($ in thousands)
Net Package Revenue(1)	$49,565	$46,871	$2,694		5.7%
Net Non-package Revenue(1)	7,577	8,319	(742)		(8.9)%
Owned Net Revenue	57,142	55,190	1,952		3.5%
Owned Resort EBITDA	$12,673	$14,014	$(1,341)		(9.6)%
Owned Resort EBITDA Margin	22.2%	25.4%	(3.2)	pts	(12.6)%
________
(1)For the three months ended September 30, 2022, includes $0.9 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Comparable Portfolio (2)

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	63.3%	81.0%	(17.7)	pts	(21.9)%
Net Package ADR	$122.36	$154.05	$(31.69)		(20.6)%
Net Package RevPAR	$77.41	$124.71	$(47.30)		(37.9)%
	($ in thousands)
Net Package Revenue(1)	$7,977	$12,850	$(4,873)		(37.9)%
Net Non-package Revenue(1)	1,430	2,621	(1,191)		(45.4)%
Owned Net Revenue	9,407	15,471	(6,064)		(39.2)%
Owned Resort EBITDA	$(3,370)	$2,710	$(6,080)		(224.4)%
Owned Resort EBITDA Margin	(35.8)%	17.5%	(53.3)	pts	(304.6)%
________
(2)For the three months ended September 30, 2023, our comparable portfolio excludes the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last 12 days of the three months ended September 30, 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2023 increased $2.0 million, or 3.5%, compared to the three months ended September 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 12.5%; partially offset by
•a decrease in Occupancy of 4.3 percentage points as a result of lower occupancies at Jewel Punta Cana and Jewel Palm Beach due to the transition of management. Excluding these resorts, Occupancy increased 5.6 percentage points compared to the three months ended September 30, 2022, when we experienced reduced occupancy as a result of Hurricane Fiona. The increase was partially offset by higher demand for European travel destinations from American sourced guests; and
•a decrease in Net Non-package Revenue of $0.7 million, or 8.9%, compared to the three months ended September 30, 2022.
•Net Non-package Revenue per sold room decreased 3.1% compared to the three months ended September 30, 2022, which was primarily due to a decrease in Net Non-package Revenue at Jewel Punta Cana and Jewel Palm Beach during the three months ended September 30, 2023. Excluding these resorts, Net Non-package Revenue increased 7.9%, and Net Non-package Revenue per sold room decreased 0.9%.
Our Comparable Owned Net Revenue for the three months ended September 30, 2023 decreased $6.1 million due to the transition of management of the Jewel Punta Cana and Jewel Palm Beach that resulted in lower occupancies compared to the three months ended September 30, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2023 decreased $1.3 million, or 9.6%, compared to the three months ended September 30, 2022.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Owned Resort EBITDA increased $4.7 million compared to the three months ended September 30, 2022, and includes a $1.0 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona in the Dominican Republic during the second half of 2022. This increase was partially offset by increased insurance premiums and utilities expenses compared to the three months ended September 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended September 30, 2023 was 22.2%, a decrease of 3.2 percentage points compared to the three months ended September 30, 2022, and includes a negative impact of 1,140 basis points due to reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach, partially offset by a favorable impact of 170 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona. Excluding the aforementioned business interruption benefit and the drag from the two Jewel properties, Owned Resort EBITDA Margin for the three months ended September 30, 2023 was 31.6%, an increase of 3.1 percentage points compared to the three months ended September 30, 2022.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended September 30, 2023 and 2022 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	77.6%	75.5%	2.1	pts	2.8%
Net Package ADR	$422.23	$368.81	$53.42		14.5%
Net Package RevPAR	$327.86	$278.43	$49.43		17.8%
	($ in thousands)
Net Package Revenue(1)	$43,073	$36,579	$6,494		17.8%
Net Non-package Revenue(1)	6,765	7,180	(415)		(5.8)%
Owned Net Revenue	49,838	43,759	6,079		13.9%
Owned Resort EBITDA	$15,333	$11,267	$4,066		36.1%
Owned Resort EBITDA Margin	30.8%	25.7%	5.1	pts	19.8%
________
(1)For the three months ended September 30, 2022, includes $0.3 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2023 increased $6.1 million, or 13.9%, compared to the three months ended September 30, 2022. The increase was due to the following:
•ongoing recovery in this segment during the third quarter of 2023, which resulted in a 2.1 percentage point increase in Occupancy and a 14.5% increase in Net Package ADR despite a lower MICE group contribution to our guest mix; partially offset by
•a decrease in Net Non-package Revenue of $0.4 million, or 5.8%, compared to the three months ended September 30, 2022.
•Net Non-package Revenue per sold room decreased 8.4% as a result of a lower MICE group contribution to our guest mix.

Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2023 increased $4.1 million, or 36.1%, compared to the three months ended September 30, 2022. The increase was a result of Net Package ADR and Occupancy growth and a decrease in energy prices, which offset pressure on wages and benefit related expenses and increased insurance premiums compared to the three months ended September 30, 2022.
•Our Owned Resort EBITDA Margin for the three months ended September 30, 2023 increased 5.1 percentage points, or 19.8%, compared to the three months ended September 30, 2022. Owned Resort EBITDA Margin was positively impacted by 160 basis points due to a decline in utilities expenses and energy prices compared to the three months ended September 30, 2022.
Segment Results
Nine Months Ended September 30, 2023 and 2022
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$228,777	$204,200	$24,577	12.0%
Pacific Coast	107,527	92,901	14,626	15.7%
Dominican Republic	191,038	189,714	1,324	0.7%
Jamaica	170,233	131,781	38,452	29.2%
Segment Owned Net Revenue	697,575	618,596	78,979	12.8%
Other	1,697	667	1,030	154.4%
The Playa Collection	2,605	1,211	1,394	115.1%
Management Fee Revenue	5,420	3,186	2,234	70.1%
Total Net Revenue	$707,297	$623,660	$83,637	13.4%

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$79,107	$77,049	$2,058	2.7%
Pacific Coast	40,353	36,966	3,387	9.2%
Dominican Republic	61,501	63,138	(1,637)	(2.6)%
Jamaica	64,337	40,567	23,770	58.6%
Segment Owned Resort EBITDA	245,298	217,720	27,578	12.7%
Other corporate	(42,201)	(38,596)	(3,605)	(9.3)%
The Playa Collection	2,605	1,211	1,394	115.1%
Management Fee Revenue	5,420	3,186	2,234	70.1%
Total Adjusted EBITDA	$211,122	$183,521	$27,601	15.0%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the nine months ended September 30, 2023 and 2022 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	78.1%	74.6%	3.5	pts	4.7%
Net Package ADR	$446.69	$410.94	$35.75		8.7%
Net Package RevPAR	$348.89	$306.76	$42.13		13.7%
	($ in thousands)
Net Package Revenue (1)	$202,498	$178,045	$24,453		13.7%
Net Non-package Revenue (1)	26,279	26,155	124		0.5%
Owned Net Revenue	228,777	204,200	24,577		12.0%
Owned Resort EBITDA	$79,107	$77,049	$2,058		2.7%
Owned Resort EBITDA Margin	34.6%	37.7%	(3.1)	pts	(8.2)%
________
(1)For the nine months ended September 30, 2022, includes $3.0 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2023 increased $24.6 million, or 12.0%, compared to the nine months ended September 30, 2022. The increase was due to the following:
•an increase in Occupancy of 3.5 percentage points driven by an increase in guests sourced from Mexico and Canada;
•an increase in Net Package ADR of 8.7%, which is partially driven by a higher MICE group contribution to our guest mix; and
•an increase in Net Non-package Revenue of $0.1 million, or 0.5%.
•Net Non-package Revenue per sold room decreased 4.0% due to a decrease of $1.0 million from the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room was flat compared to the nine months ended September 30, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2023 increased $2.1 million, or 2.7%, compared to the nine months ended September 30, 2022. The increase was a result of leveraging a majority of our direct expenses given the Net Package ADR growth, which was partially offset by a negative impact of $13.0 million due to the appreciation of the Mexican Peso as well as increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases, as well as increases in insurance premiums and utilities expenses compared to the nine months ended September 30, 2022.
•Our Owned Resort EBITDA Margin for the nine months ended September 30, 2023 was 34.6%, a decrease of 3.1 percentage points compared to the nine months ended September 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 570 basis points due to the appreciation of the Mexican Peso and by 270 basis points due to increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases compared to the nine months ended September 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 40.3%, an increase of 2.6 percentage points compared to the nine months ended September 30, 2022.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the nine months ended September 30, 2023 and 2022 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	71.8%	71.4%	0.4	pts	0.6%
Net Package ADR	$523.16	$453.76	$69.40		15.3%
Net Package RevPAR	$375.80	$324.18	$51.62		15.9%
	($ in thousands)
Net Package Revenue (1)	$95,000	$81,953	$13,047		15.9%
Net Non-package Revenue (1)	12,527	10,948	1,579		14.4%
Owned Net Revenue	107,527	92,901	14,626		15.7%
Owned Resort EBITDA	$40,353	$36,966	$3,387		9.2%
Owned Resort EBITDA Margin	37.5%	39.8%	(2.3)	pts	(5.8)%
________
(1)For the nine months ended September 30, 2023, includes $0.7 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2023 increased $14.6 million, or 15.7%, compared to the nine months ended September 30, 2022. The increase was due to the following:
•an increase in Occupancy of 0.4 percentage points compared to the nine months ended September 30, 2022, driven by an increase in guests sourced from Mexico, partially offset by a decrease in guests sourced from the United States;
•an increase in Net Package ADR of 15.3%; and
•an increase in Net Non-package Revenue of $1.6 million, or 14.4%.
•Net Non-package Revenue per sold room increased 13.8% despite a decrease of $0.7 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 21.6% compared to the nine months ended September 30, 2022 as a result of a higher MICE group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2023 increased $3.4 million, or 9.2%, compared to the nine months ended September 30, 2022. Owned Resort EBITDA compared to the nine months ended September 30, 2022 was negatively impacted by $5.6 million due to the appreciation of the Mexican Peso, increases in labor and related expenses, partially due to union-negotiated and government-mandated wage and benefit increases, and increases in insurance premiums and energy costs.
•Our Owned Resort EBITDA Margin for the nine months ended September 30, 2023 was 37.5%, a decrease of 2.3 percentage points compared to the nine months ended September 30, 2022. Owned Resort EBITDA Margin was negatively impacted by 520 basis points due to the appreciation of the Mexican Peso and by 280 basis points due to increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases compared to the nine months ended September 30, 2022. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 42.7%, an increase of 2.9 percentage points compared to the nine months ended September 30, 2022.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the nine months ended September 30, 2023 and 2022 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	61.4%	74.2%	(12.8)	pts	(17.3)%
Net Package ADR	$371.51	$301.15	$70.36		23.4%
Net Package RevPAR	$228.21	$223.34	$4.87		2.2%
	($ in thousands)
Net Package Revenue (1)	$164,723	$161,206	$3,517		2.2%
Net Non-package Revenue (1)	26,315	28,508	(2,193)		(7.7)%
Owned Net Revenue	191,038	189,714	1,324		0.7%
Owned Resort EBITDA	$61,501	$63,138	$(1,637)		(2.6)%
Owned Resort EBITDA Margin	32.2%	33.3%	(1.1)	pts	(3.3)%
________
(1)For the nine months ended September 30, 2022, includes $3.3 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Comparable Portfolio (2)

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	41.5%	78.6%	(37.1)	pts	(47.2)%
Net Package ADR	$136.66	$174.45	$(37.79)		(21.7)%
Net Package RevPAR	$56.66	$137.10	$(80.44)		(58.7)%
	($ in thousands)
Net Package Revenue	$9,591	$23,205	$(13,614)		(58.7)%
Net Non-package Revenue	1,473	4,935	(3,462)		(70.2)%
Owned Net Revenue	11,064	28,140	(17,076)		(60.7)%
Owned Resort EBITDA	$(6,627)	$6,463	$(13,090)		(202.5)%
Owned Resort EBITDA Margin	(59.9)%	23.0%	(82.9)	pts	(360.4)%
________
(2)For the nine months ended September 30, 2023, our comparable portfolio excludes Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party, and the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana.
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2023 increased $1.3 million, or 0.7%, compared to the nine months ended September 30, 2022. The increase was due to the following:
•an increase in Net Package ADR of 23.4% which was partially due to a lower mix of sold rooms at Jewel Punta Cana and Jewel Palm Beach, which had significantly lower ADRs compared to the other resorts in the segment during the nine months ended September 30, 2023. Excluding these resorts, Net Package ADR increased 17.3%; partially offset by
•a decrease in Occupancy of 12.8 percentage points as a result of significantly reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach. Excluding these resorts, Occupancy increased 4.0 percentage points; and

•a decrease in Net Non-package Revenue of $2.2 million, or 7.7%.
•Net Non-package Revenue per sold room increased 11.4%, which includes:
•a decrease as a result of reduced Occupancy at Jewel Punta Cana and Jewel Palm Beach during the nine months ended September 30, 2023 due to the transition of management. Excluding these resorts, Net Non-package Revenue increased 17.4%; and
•a decrease of $0.8 million due to the expiration of our Extended Stay Program at the end of the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact and the drag from the two Jewel properties, Net Non-package Revenue per sold room increased 15.9% compared to the nine months ended September 30, 2022, driven by a higher MICE group contribution to our guest mix.
Our Comparable Owned Net Revenue for the nine months ended September 30, 2023 decreased $17.1 million due to the transition of management of the Jewel Punta Cana that resulted in lower occupancies compared to the nine months ended September 30, 2022.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2023 decreased $1.6 million, or 2.6%, compared to the nine months ended September 30, 2022.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Owned Resort EBITDA increased $22.0 million compared to the nine months ended September 30, 2022 due to lower energy prices that were partially offset by increased insurance premiums. Owned Resort EBITDA includes a $5.3 million benefit from business interruption proceeds and recoverable expenses received during the nine months ended September 30, 2023 related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022. Excluding the aforementioned business interruption benefit and the drag from the two Jewel properties, Owned Resort EBITDA increased $16.7 million, or 32.1%, compared to the nine months ended September 30, 2022.
•Our Owned Resort EBITDA Margin for the nine months ended September 30, 2023 was 32.2%, a decrease of 1.1 percentage points compared to the nine months ended September 30, 2022. Excluding the aforementioned business interruption benefit and the drag from the two Jewel properties, Owned Resort EBITDA Margin for the nine months ended September 30, 2023 was 40.2%, an increase of 2.7 percentage points compared to the nine months ended September 30, 2022.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the nine months ended September 30, 2023 and 2022 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	80.8%	73.1%	7.7	pts	10.5%
Net Package ADR	$459.66	$380.64	$79.02		20.8%
Net Package RevPAR	$371.63	$278.35	$93.28		33.5%
	($ in thousands)
Net Package Revenue (1)	$144,877	$108,512	$36,365		33.5%
Net Non-package Revenue (1)	25,356	23,269	2,087		9.0%
Owned Net Revenue	170,233	131,781	38,452		29.2%
Owned Resort EBITDA	$64,337	$40,567	$23,770		58.6%
Owned Resort EBITDA Margin	37.8%	30.8%	7.0	pts	22.7%
________
(1)For the nine months ended September 30, 2022, includes $0.8 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2023 increased $38.5 million, or 29.2%, compared to the nine months ended September 30, 2022. The increase was due to the following:
•an increase in Occupancy of 7.7 percentage points, driven by an increase in guests sourced from the United States following the ongoing recovery in the segment;
•an increase in Net Package ADR of 20.8%; and

•an increase in Net Non-package Revenue of $2.1 million, or 9.0%, despite a decrease of $1.0 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect.
•Excluding this impact, Net Non-package Revenue increased 13.8%, a 3.0% increase per sold room compared to the nine months ended September 30, 2022, partially driven by an increase in group sales.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2023 increased $23.8 million, or 58.6%, compared to the nine months ended September 30, 2022. The increase was a result of Net Package ADR and Occupancy growth that enabled the segment to expand margins and offset pressure on wages and benefit related expenses and a decline in energy prices, partially offset by increases in insurance premiums compared to the nine months ended September 30, 2022.
•Our Owned Resort EBITDA Margin for the nine months ended September 30, 2023 increased 7.0 percentage points, or 22.7%, compared to the nine months ended September 30, 2022. Owned Resort EBITDA Margin was positively impacted by 80 basis points due to a decline in utilities expenses and energy prices compared to the nine months ended September 30, 2022.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(10,504)	$(2,229)	$52,848	$71,043
Interest expense	26,552	17,832	82,337	39,892
Income tax (benefit) provision	(2,808)	268	4,840	3,168
Depreciation and amortization	22,548	19,502	61,055	58,630
EBITDA	35,788	35,373	201,080	172,733
Other expense (income) (a)	350	(2,608)	321	(7,850)
Share-based compensation	3,343	2,777	9,951	9,043
Transaction expense (b)	742	582	2,107	1,384
Repairs from hurricanes and tropical storms (c)	77	8,850	(815)	8,850
Loss on sale of assets	6	2	17	11
Non-service cost components of net periodic pension benefit (cost)	205	(102)	(1,539)	(650)
Adjusted EBITDA	40,511	44,874	211,122	183,521
Other corporate (d)(e)	14,706	13,839	42,201	38,596
The Playa Collection	(1,051)	(517)	(2,605)	(1,211)
Management fees	(1,369)	(786)	(5,420)	(3,186)
Owned Resort EBITDA	52,797	57,410	245,298	217,720
Less: Non-comparable Owned Resort EBITDA	16,043	11,304	68,128	56,675
Comparable Owned Resort EBITDA(f)(g)	$36,754	$46,106	$177,170	$161,045
________
(a)    Represents changes in foreign exchange and other miscellaneous non-operating expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations, debt refinancing costs; other capital raising efforts; and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.
(c)    Includes significant repair and clean-up expenses incurred from natural events which are not expected to be offset by property damage insurance proceeds. It does not include repair and clean-up costs from natural events that are not considered significant. For the three and nine months ended September 30, 2023, represents changes in the expected repair and clean-up expenses for the Jewel Punta Cana related to the impact of Hurricane Fiona.
(d)    For the three months ended September 30, 2023 and 2022, represents corporate salaries and benefits of $10.3 million for 2023 and $8.8 million for 2022, professional fees of $2.4 million for 2023 and $2.8 million for 2022, corporate rent and insurance of $1.0 million for 2023 and $1.0 million for 2022, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.0 million for 2023 and $1.2 million for 2022.
(e)    For the nine months ended September 30, 2023 and 2022, represents corporate salaries and benefits of $30.0 million for 2023 and $25.9 million for 2022, professional fees of $6.2 million for 2023 and $6.7 million for 2022, corporate rent and insurance of $2.9 million for 2023 and $3.0 million for 2022, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $3.1 million for 2023 and $3.0 million for 2022.
(f)    Our comparable portfolio for the three months ended September 30, 2023 excludes the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last 12 days of the three months ended September 30, 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.
(g)    Our comparable portfolio for the nine months ended September 30, 2023 excludes the Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party, and the Hilton La Romana All-Inclusive Resort and the Hyatt Ziva and Hyatt Zilara Cap Cana which were closed the last 12 days of the three months ended September 30, 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.
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
Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses since the beginning of 2022. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we experienced some improvement during 2023, we expect that inflationary pressures may remain elevated for the remainder of 2023 and into 2024, but could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the nine months ended September 30, 2023 was $75.2 million. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of September 30, 2023, we had $184.4 million of available cash, as compared to $283.9 million as of December 31, 2022. Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, we had no restricted cash balance as of September 30, 2023. As of October 31, 2023, we had approximately $172.9 million of available cash and also had $225.0 million available on our Revolving Credit Facility, which does not mature until January 2028.
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
As of September 30, 2023, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. As of September 30, 2023, we had $27.8 million of scheduled contractual obligations remaining in 2023 which we expect to pay with available cash.
We are continuing to monitor our liquidity and we may pursue additional sources of liquidity as needed. The availability of additional liquidity options will depend on the economic and financial environment, our credit, our historical and projected financial and operating performance and continued compliance with financial covenants. If operating conditions decline or are materially adversely impacted, whether as a result of a resurgence of COVID-19 or for other reasons, such as inflation, we may not be able to maintain our current liquidity position or access additional sources of liquidity at acceptable terms or at all.
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

Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$75,165	$136,742
Net cash used in investing activities	$(12,840)	$(21,743)
Net cash used in financing activities	$(161,862)	$(36,888)
(Decrease) increase in cash and cash equivalents	$(99,537)	$78,111
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the nine months ended September 30, 2023, our net cash provided by operating activities was $75.2 million compared to $136.7 million for the nine months ended September 30, 2022.
Cash Flows from Investing Activities
Our net cash used in investing activities was $12.8 million for the nine months ended September 30, 2023 compared to $21.7 million for the nine months ended September 30, 2022.
Activity for the nine months ended September 30, 2023:
•Purchases of property and equipment of $30.5 million, consisting of maintenance capital expenditures as well as renovation costs of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos; and
•Property damage insurance proceeds related to the impacts of Hurricane Fiona in the Dominican Republic of $17.8 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $161.9 million for the nine months ended September 30, 2023 compared to $36.9 million for the nine months ended September 30, 2022.
Activity for the nine months ended September 30, 2023:
•Principal payments on our Term Loan due 2029 of $8.3 million; and
•Repurchases of ordinary shares of $153.3 million.
Activity for the nine months ended September 30, 2022:
•Principal payments on our prior Term Loan of $32.4 million, which included a $24.9 million mandatory repayment as a result of the sale of the Jewel Dunn’s River Beach Resort & Spa and Jewel Runaway Bay Beach Resort & Waterpark in May 2020 as well as our quarterly principal payments; and

•Repurchases of ordinary shares of $4.2 million.
Critical Accounting Estimates

Our Condensed Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures. A number of our significant accounting policies involve a higher degree of judgement and estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe our estimates, assumptions and judgments with respect to our such policies are reasonable based upon information presently available. However, actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures.

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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use two interest rate swaps (see Note 12 of our Condensed Consolidated Financial Statements) to manage our exposure to this risk. As of September 30, 2023, 50% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 4.25%.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2023 less than 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 73.6% of our resort-level operating expenses for the nine months ended September 30, 2023 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2023 would have impacted our Owned Resort EBITDA by approximately $8.2 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2023 would have impacted our Owned Resort EBITDA by approximately $5.1 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2023 would have impacted our Owned Resort EBITDA by approximately $4.2 million on a year-to-date basis.
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
Item 1A. Risk Factors.

As of September 30, 2023, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended September 30, 2023:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
July 1, 2023 to July 31, 2023	2,933,971	$8.21	2,933,971	$110,989
August 1, 2023 to August 31, 2023	4,688,426	7.44	4,688,426	76,115
September 1, 2023 to September 30, 2023	2,390,628	7.36	2,390,628	58,515
Total	10,013,025	$7.65	10,013,025	$58,515
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
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 2, 2023	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 2, 2023	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)