Form 10-K
period 2023-12-31
Playa Hotels & Resorts N.V.
filed 2024-02-22
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $1,066.2 million (based upon the closing sale price of the registrant's ordinary shares on June 30, 2023 on the Nasdaq).

As of February 20, 2024, there were 136,929,222 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2024 annual general meeting of shareholders to be held on May 16, 2024.

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
The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general economic uncertainty and the effect of general economic conditions, including inflation, elevated interest rates and worsening global economic conditions or low levels of economic growth, on consumer discretionary spending and the lodging industry in particular;
•changes in consumer preferences, including the popularity of the all-inclusive resort model, particularly in the luxury segment of the resort market, and the popularity of tropical beach-front vacations compared to other vacation options or destinations;
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
•the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates (including expected increases in our corporate tax rate pursuant to the Dutch Minimum Tax Act 2024), accounting guidance and similar matters in regions in which we operate;
•the ability of our guests to reach our resorts given government mandated travel restrictions, such as those related to COVID-19 or other public health crises, or airline service/capacity issues, as well as changes in demand for our resorts resulting from government mandated safety protocols and/or health concerns, including those related to COVID-19 or other public health crises;
•the effectiveness of our internal controls and our corporate policies and procedures;

•changes in personnel and availability of qualified personnel;
•extreme weather events, such as hurricanes, tsunamis, tornados, floods and extreme heat waves, which may increase in frequency and severity as a result of climate change, and other natural or man-made disasters such as droughts, wildfires or oil spills;
•dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;
•cyber incidents and information technology failures;
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
•We have significant exposure to currency exchange rate risk.
•Terrorist acts, armed conflict, civil unrest, criminal activity and threats thereof, and other international events impacting the security of travel or the perception of security of travel could adversely affect the demand for travel generally and demand for vacation packages at our resorts.
•Global health pandemics, epidemics, and/ or other disease outbreaks could have a significant material adverse effect on our business, results of operations, cash flows and financial condition.
•Our success depends in large part on the success of our third-party brand partners.
•If we are not able to satisfy the requirements imposed by our third-party brand partners, our relationship with these partners could deteriorate.
•There are very few restrictions on the ability of our third-party brand partners, including Hyatt, to compete with us.
•There is increased competition from global hospitality branded companies in the all-inclusive market segment.
•The results of operations of our resorts may be adversely affected by various operating risks common to the lodging industry, including competition, over-supply and dependence on tourism, which could have a material adverse effect on us.
•Our resort development, acquisition, expansion, repositioning and rebranding projects will be subject to timing, budgeting and other risks.
•Given the beachfront locations of our resorts, we are particularly vulnerable to extreme weather events, such as hurricanes, which may increase in frequency and severity as a result of climate change and adversely affect our business.

•The coastlines of a number of the regions where our resorts are concentrated have experienced elevated levels of sargassum seaweed in recent years.
•Our insurance may not be adequate to cover our potential losses, liabilities and damages, the cost of insurance may continue to increase materially, including as a result of extreme weather events that may be related to climate change, and we may not be able to secure insurance to cover all of our risks.
•Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could adversely affect our results of operations and cash flows.
•A significant number of our employees are unionized, and labor negotiations or work stoppages could disrupt our operations.
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
•We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us.
•Some of the resorts in our portfolio located in Mexico were constructed and renovated without certain approvals. The authority granted to the Mexican government is plenary and we can give no assurance it will not exercise its authority to impose fines, remediation measures or close part or all of the related resort(s), which could have a material adverse effect on us.
•The cyclical nature of the lodging industry may cause fluctuations in our operating performance.
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
•Our existing resorts and resorts that we may acquire may contain or develop harmful mold that could lead to liability for adverse health effects and costs of remediating the problem.
•Illiquidity of real estate investments could significantly impede our ability to sell resorts or otherwise respond to adverse changes in the performance of our resorts.
•We could incur significant costs related to government regulation and litigation with respect to environmental matters.
•The rights of our shareholders and the duties of our directors are governed by Dutch law, our Articles of Association and internal rules and policies adopted by our board of directors (the “Board”) and differ in some important respects from the rights of shareholders and the duties of members of a board of directors of a U.S. corporation.
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

PART I
Item 1. Business.
Overview

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2023, we owned and/or managed a total portfolio consisting of 24 resorts (9,027 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa’s strategy is to leverage our globally recognized brand partnerships and proprietary in-house direct booking capabilities to capitalize on the growing popularity of the all-inclusive resort model and reach first-time all-inclusive resort consumers in a cost-effective manner. We believe that this strategy should position us to generate attractive returns for our shareholders, build lasting relationships with our guests, and enhance the lives of our associates and the communities in which we operate.

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

We have strategic relationships with Hyatt, Hilton and Wyndham, three of the preeminent globally recognized hotel brands. We believe that partnering with Hyatt, Hilton and Wyndham in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America provides us with unique advantages, including the following:
•Access to worldwide reservation systems, global marketing scale, and hundreds of millions of hotel loyalty members to drive revenue growth;
•Higher propensity for guests to book direct, which results in significantly improved returns over bookings from wholesale channels such as tour operators, travel agents and online travel agencies;
•Lower customer acquisition costs and higher net Average Daily Rates (ADRs);
•Higher net asset value for branded resorts affiliated with global franchisors;
•Brand partners work with us to maximize returns;
•Immediate customer recognition for new or converted resorts;
•Significant incremental opportunity with exposure to new consumers, who may not be familiar with the all-inclusive model;
•Access to guests from different regions globally, creating a better segmentation mix and reducing concentration risk;
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

We consider each of our resorts to be an operating segment, none of which meets the threshold for a reportable segment. For further discussion about our operating segments and financial information about the geographic regions in which we operate, please refer to the section Segment Results in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the accompanying Consolidated Financial Statements.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other owners, operators, developers and acquirers of all-inclusive resorts:

•Premier Collection of All-Inclusive Resorts in Highly Desirable Locations. We believe that our portfolio represents a premier collection of all-inclusive resorts. Our award-winning resorts are located in prime beachfront locations in popular vacation destinations, including Cancún, Playa del Carmen, Puerto Vallarta and Los Cabos in Mexico, Cap Cana, Punta Cana and La Romana in the Dominican Republic, and Montego Bay in Jamaica. Guests may conveniently access our resorts from a number of North American and other international gateway markets.
•Diversified Portfolio of All-Inclusive Resorts. We currently operate resorts located in four main geographic markets and feature a range of price points, which we believe diversifies our offering, helps foster loyalty among our guests and drives repeat business. Additionally, we operate resorts under nine distinct brands, which include Hyatt, Hilton, Wyndham and Marriott. Having multiple brands to offer owners and developers is essential to our ability to secure management agreements and attractive acquisitions, since having a portfolio of brands mitigates the risks of brand-on-brand supply growth and subsequent cannibalization and expands our addressable market.
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
•Strong Relationships with Top Brands. Our partnerships with Hyatt, Hilton and Wyndham, three globally recognized hospitality brands, differentiate our resorts from our competitors. The selection of Playa as a strategic partner of Hyatt, Hilton and Wyndham in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America reflects their confidence and conviction in Playa’s best in-class stewardship of all-inclusive resorts. For the year ended December 31, 2023, $857.9 million, or 91.8%, of our Total Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was generated from resorts under the Hyatt, Hilton and Wyndham brands.
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
The Hyatt Ziva brand is marketed as an all-inclusive resort brand for all-ages and the Hyatt Zilara brand is marketed as an all-inclusive resort brand for adults. The Hyatt All-Inclusive Resort Brands benefit from Hyatt’s low cost and high margin distribution channels, such as Hyatt guests using the World of Hyatt® guest loyalty program, Hyatt’s reservation system, Hyatt’s mobile application and website and Hyatt’s extensive group sales business. We believe that our strategic relationship with Hyatt and the increasing awareness of our all-inclusive resort brands among potential guests will enable us to increase the number of bookings made through lower cost sales channels, such as direct bookings through Hyatt as well as our Company and resort websites.
•Hilton Strategic Alliance. Our strategic alliance with Hilton allows us to expand into markets in the Caribbean, Mexico, and South and Central America while benefiting from Hilton’s global portfolio of brands and the Hilton Honors guest loyalty program (which had approximately 180 million members as of December 31, 2023). We have successfully converted two of our resorts into three Hilton all-inclusive resorts, and under our agreement with Hilton we have the potential to convert, develop or manage up to an additional eight resorts in certain locations in the Caribbean, Mexico, and South and Central America by 2025.

•Wyndham Strategic Alliance. Our strategic alliance with Wyndham allows us to benefit from Wyndham’s global portfolio of brands and guest loyalty program (which had approximately 106 million members as of December 31, 2023), and provides us with an exclusive right to own or operate Wyndham Alltra all-inclusive resorts through December 2026 in Mexico, Jamaica, the Dominican Republic and certain other Caribbean and Latin American destinations (collectively, the “Exclusive Territories”), subject to certain termination rights by Wyndham that are triggered on December 1, 2024. We have the right to extend our exclusivity right subject to achieving certain development milestones. Our strategic alliance also grants us a right of first offer to manage Wyndham Alltra all-inclusive resorts located outside of the Exclusive Territories during the initial exclusivity period and any extension. We have successfully converted two of our resorts in Mexico into Wyndham Alltra all-inclusive resorts and recently entered into management contracts to manage two Wyndham Alltra all-inclusive resorts.

•Proprietary Direct Booking Capabilities. To further support the direct booking benefits of partnering with globally recognized brands, we have invested in our own in-house direct booking platform to optimize our customer acquisition costs and build guest loyalty. For the year ended December 31, 2023, $147.6 million, or 16.0% of our Owned Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was generated through playaresorts.com, compared to $16.9 million for the year ended December 31, 2018. We continue to invest in this effort to improve our selling capabilities and adapt to consumer demand.
•Integrated and Scalable Operating Platform. We believe we have developed a scalable resort management platform designed to improve operating efficiency at the 24 resorts we currently manage. Our platform enables us to integrate additional resorts we may acquire and manage resorts owned by third-parties. For example, between December 2022 and January 2023, we successfully internalized the management of two of our resorts that were previously managed by a third-party. Our platform also enables managers of each of our key functions, including sales, marketing and resort management, to observe, analyze, share and respond to trends throughout our portfolio. As a result, we are able to implement management initiatives on a real-time, portfolio-wide basis.
•Advantageous Exposure to Leisure Travel. Our beachfront resort portfolio skews our customer mix to be composed of approximately 90% leisure travelers. We believe that this concentration has historically positioned us to recover faster from periods of global reductions in travel, such as those relating to the COVID-19 pandemic and economic recessions, than many of our lodging peers, as the leisure segment of the travel market has generally rebounded faster than the business-oriented segment.
•Experienced Leadership with a Proven Track Record. Our senior management team has significant experience in the lodging industry, including operating all-inclusive resorts.
•Bruce Wardinski, our Chief Executive Officer has over 30 years of experience in the hospitality industry, founded our predecessor company and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline Corporation, an independent hotel owner, lessee and manager; and Crestline Capital Corporation, a New York Stock Exchange (“NYSE”) listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, a NYSE-listed owner of upscale full-service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)) and various roles with Marriott International, Inc. As of January 31, 2024, 3.5% of our outstanding ordinary shares were beneficially owned by Mr. Wardinski.
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
Our Business and Growth Strategies

Our goal is to be the leading owner, operator and developer of all-inclusive beachfront resorts in the markets we serve and to generate attractive risk-adjusted returns above our cost of capital while creating value for our shareholders by implementing the following business and growth strategies:

•Selectively Pursue Strategic Growth Opportunities. The all-inclusive segment of the lodging industry is highly fragmented. We believe that we are well positioned to grow our portfolio through acquisitions and partnerships in the all-inclusive segment of the lodging industry. We believe that our extensive experience in all-inclusive resort operations, brand relationships, acquisition, expansion, renovation, repositioning and rebranding, as well as our direct booking strategy, established and scalable management platform, and ability to offer Nasdaq-listed ordinary shares to potential resort sellers will make us a preferred asset acquirer or partner.
•Secure New Management Agreements. We intend to pursue opportunities to capitalize on our scalable and integrated resort management platform and our expertise and experience with managing all-inclusive resorts, by seeking to manage premier all-inclusive resorts owned by third parties for management fees. During 2023, we entered into a new management agreement to manage all operations, sales and marketing of a resort operating under the Wyndham brand in the Dominican Republic. We may also look to make minority or majority investments in high return projects to obtain management agreements.
•Utilization of New Technologies and Leverage of Big Data. We utilize numerous technologies aimed at improving guest satisfaction and shareholder returns. Our website uses search engine and metasearch optimization tools aimed at driving direct bookings (i.e., bookings through our website or our brand partner websites), which is our lowest cost customer acquisition channel. As a result, we continue to benefit from a significant level of direct business at our Playa-managed resorts. In 2023, direct stays were approximately 37% of total Playa-managed room nights, and direct bookings, including future stays, were approximately 40% of total Playa-managed room nights.
We also utilize an end-to-end technology at select resorts which uses sophisticated algorithms to identify in real-time what upgrades, packages and pricing to offer guests. This enables us to provide guests with several options to enhance their experience, while increasing revenue post-booking. Other technological innovations include our travel agent portal, which facilitates travel agent bookings without the additional commission layer of a tour and travel operator, as well as the continued launch of our new yield management system, which should maximize guest revenues by optimizing both package rates and channel mix.
Additionally, by virtue of our partnerships with Hyatt, Hilton, and Wyndham, we have greatly increased our ability to reach millions of guests, further enabling us to drive lower customer acquisition costs, bookings and revenues.
•Disposition of non-core assets. We continuously monitor, review and optimize our portfolio to align with our strategic vision and maximize our return on invested capital. As part of this ongoing process, we may sell assets that no longer fit our criteria for capital investment and use the proceeds from these sales to pay down existing debt, reinvest in projects in our current portfolio, and/or pursue new growth opportunities. For example, in December 2023, we completed the sale of Jewel Punta Cana. We used proceeds from the sale for general corporate purposes.
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

◦Participating in travel agent and tour operator promotional campaigns; and

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

•Monitoring TripAdvisor and other similar consumer sites.

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

Corporate Responsibility and Sustainability
Our ESG Committee, an organization-wide task force, is dedicated to obtaining a broader reach for idea generation and effectively promoting best practices and cross-collaboration related to corporate social responsibility and sustainability. The members of the ESG Committee include our Chief Operating Officer, General Counsel, Chief People Officer and Senior Vice President, Investor Relations & Strategy. Our ESG Committee oversees Playa’s commitment to incorporating environmental sustainability, social responsibility and governance into our daily operations at all levels with an emphasis on reducing our environmental impact, mitigating risks, improving our communities and driving value for all our stakeholders. The ESG Committee is overseen by and reports directly to the Nominating and Governance Committee regarding Playa’s activities over corporate social responsibility and sustainability matters and the external reporting thereof. The Nominating and Governance Committee regularly updates the Board on the activities of the ESG Committee. The ESG Committee also provides regular updates to the Audit Committee, which oversees the Company’s sustainability reporting processes and internal controls.

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
Environmental
We rely on the beautiful beaches and lush landscapes of our resort destinations to provide a backdrop for our signature service for our guests, and take responsibility to lead the way in our communities in order to sustain these natural environments and help them flourish. We are subject to the adverse consequences of climate change, such as increases in the frequency, duration and severity of extreme weather events and changes in sea levels, precipitation and temperature. Our environmental sustainability program, Playa Green, aims to decrease water and energy consumption, reduce waste, and encourage employees and guests to build and protect our shared communities.
Creating a culture of environmental consciousness with dedicated, focused leadership is of the utmost importance to progressing forward towards Playa’s sustainability objectives. We provide engaging training materials regarding environmental awareness and support our sustainability program with regular performance reviews and sharing of best practices among resort managers.
We seek certifications and alignment with leading verification firms and practices to further enhance our efforts to reduce our carbon footprint and preserve the natural environments in which we operate. As such, 14 of our resorts are currently Green Globe certified, with three more engaged in the certification process. We use third party energy audits at most of our resorts to monitor our practices and identify areas for improvement and investment. Additionally, we have a designated member of property management (who we refer to as a “Green Leader”) responsible for sustainability performance at each resort.
Social
Our associates and communities form the center of our Company. We strive to foster a culture of inclusive growth and provide a respectful and professional workplace to empower all our associates to express what is important to them and to their communities.
We strongly believe that caring for our people is the first step in giving back to our communities. For this reason, we place a large emphasis on employee training and benefits to nurture a compassionate and productive workplace environment. Our comprehensive benefits package helps us attract and retain top talent. Furthermore, we provide ongoing training on safety, anti-bribery, harassment and discrimination to further nurture the workplace environment. Additionally, we proactively use survey tools and regular performance reviews to engage with our associates and help them achieve their goals and to improve the workplace. Our senior leadership and associates work closely to create professional development opportunities to foster internal growth and promotions throughout the organization. We have an advisory board comprised of associates from all areas of our business who meet on a quarterly basis to share innovative ideas and feedback with our CEO in an effort to enhance everything from our resort offerings to marketing initiatives to employee benefit programs. The diverse perspectives from our advisory board provide exposure for our associates while also contributing to Playa’s growth and evolution as a company.
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

As of December 31, 2023, we directly and indirectly employed approximately 14,100 employees worldwide, significantly all of which are located at our resorts and regional offices in Jamaica (3,100), Mexico (6,000), and the Dominican Republic (4,900). We employed approximately 130 employees at our corporate offices in the U.S. and Canada.
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

Cyclicality

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel and resort room supply is an important factor that can affect the lodging industry’s performance, and over-

building has the potential to further exacerbate the negative impact of an economic recession. Room rates and Occupancy, and thus Net Package RevPAR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or increase in lodging supply, could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Further, many of the costs of running a resort are fixed rather than variable. As a result, in an environment of declining revenues the rate of decline in earnings is likely to be higher than the rate of decline in revenues.

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

See Item 1A. Risk Factors for further information regarding the potential impact of government regulations, including the following risk factors:
•“We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us.”;
•“We could be exposed to liabilities under the FCPA and other anti-corruption laws and regulations, including non-U.S. laws, any of which could have a material adverse impact on us.”;
•“We could incur significant costs related to government regulation and litigation with respect to environmental matters.”;
•“The tax laws, rules and regulations (or interpretations thereof) in the jurisdictions in which we operate may change.”; and
•“Increases in property taxes would increase our operating costs, which could have a material adverse effect on us.”

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
Our business strategy depends significantly on demand for vacations generally and, more specifically, on demand for all-inclusive vacation packages. Actual or anticipated weak macroeconomic conditions in North America, especially the United States and Mexico, Europe and Asia, such as high levels of unemployment and underemployment, inflation, wage stagnation or an economic slowdown or recession could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests and have a negative impact on the lodging industry. We cannot provide any assurances that demand for all-inclusive vacation packages will remain consistent with or increase from current levels. Furthermore, our business is focused primarily on, and our acquisition strategy targets the acquisition of resorts in, the all-inclusive segment of the lodging industry (and properties that we believe can be converted into all-inclusive resorts in a manner consistent with our business strategy). This concentration exposes us to the risk of economic downturns in the lodging industry broadly and, more specifically, in the leisure dominated all-inclusive segment of the lodging industry. As a result of the foregoing, we could experience a prolonged period of decreased demand and price discounting in our markets, which would negatively affect our revenues and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Recent significant increases in inflation and interest rates could adversely impact us and our customers.
Inflation continues to remain at elevated levels compared to recent years. The efforts of the U.S. Federal Reserve and other central banks to combat inflation have led to significantly increased interest rates. These increases have resulted in increasing operating costs and borrowing costs and may increase the cost of refinancing our existing indebtedness. In addition, the degree and pace of these changes may result in adverse macroeconomic effects that could reduce our customers’ leisure travel budgets and corresponding demand for our resorts.
We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies, natural disasters, and instability in government and public safety.
Our resorts are concentrated in Mexico (which accounted for 47.9% of our Total Net Revenue as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), the Dominican Republic (27.1% of our Total Net Revenue) and Jamaica (23.5% of our Total Net Revenue) for the year ended December 31, 2023. When the countries and/or the regions of these countries in which our resorts are concentrated are adversely impacted by government or economic instability, public-safety issues, such as crime or power outages, weather-related emergencies, such as hurricanes or floods, or natural disasters, such as earthquakes, a number of our resorts could be adversely impacted by the same event, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages.
In addition, the concentration of our resorts in Mexico, Jamaica, and the Dominican Republic expose us to the risk this region becomes relatively less popular with leisure travelers than competing regions, such as European destinations.
We have significant exposure to currency exchange rate risk.
The majority of our operating expenses are incurred locally at our resorts and are denominated in Mexican Pesos, Dominican Pesos or Jamaican dollars. The net proceeds from our outstanding debt borrowings were received and are payable by our subsidiaries in U.S. dollars and our functional reporting currency is U.S. dollars. An increase in the relative value of the local currencies, in which we incur our costs at each resort, relative to the U.S. dollar, in which our revenue from each resort is denominated, would adversely affect our results of operations for those resorts. Although we entered into short-term foreign currency forward contracts in January 2024 to hedge certain portions of our forecasted operating expenses denominated in Mexican Pesos, we have been and may be in the future adversely affected by appreciation in the value of the Mexican Peso, Dominican Peso and Jamaican dollar against the U.S. dollar, or to prolonged periods of exchange rate volatility. These fluctuations have and may in the future negatively impact our financial condition, liquidity and results of operations to the extent we are unable to adjust our pricing accordingly. For example, during the year ended December 31, 2023, the value of the Mexican Peso significantly increased relative to the U.S. dollar, which negatively impacted our Adjusted EBITDA and our Adjusted EBITDA Margin (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) by approximately $24.7 million and 260 basis points, respectively.

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
Eleven of the 24 resorts in our portfolio are located in Mexico, which has experienced high levels of crime for years, primarily due to the activities of drug cartels and related organized crime. There have occasionally been instances of criminal violence near our resorts. Criminal activities and the possible escalation of violence or other safety concerns, including food and beverage safety concerns, associated with them in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns, could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in actual or perceived violence, crime, civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects.
Global health pandemics, epidemics, and/ or other public health emergencies could have a significant material adverse effect on our business, results of operations, cash flows and financial condition.
Our business could be materially and adversely affected by the effects of, or the public perception of a risk of, pandemic diseases, epidemics, and/or other public health emergencies. Past outbreaks, such as the COVID-19 pandemic, had a severe impact on the travel industry. The extent of the impact depends on the severity and duration of such an event as well as the nature and duration of any laws, regulations, mandates, and/or protocols imposed by federal, state, and/or local governmental authorities in the markets in which we operate in response to such an event. Additionally, the public perception of a risk of another pandemic or public health emergency, media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our resorts are located, may adversely affect us by reducing demand for our resorts or result in health or other government authorities imposing restrictions on travel.
Our success depends in large part on the success of our third-party brand partners.

Seventeen of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands, the Hilton all-inclusive resort brand (the “Hilton Brand”) and the Wyndham all-inclusive resort brand (the “Wyndham Brand”). As a result of this concentration, our success will depend, in part, on the continued success of these brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of any of the Hyatt All-Inclusive Resort Brands, Hilton Brand or Wyndham Brand is reduced or compromised, the goodwill associated with these resorts in our portfolio would likely be adversely affected. Under the applicable resort agreements with these partners, Hyatt, Hilton and Wyndham provide (or cause to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with their requirements. We cannot assure you that we and our applicable partners will be successful in our marketing efforts to grow any of these brands.

If we are not able to satisfy the requirements imposed by our third-party brand partners, our relationship with these partners could deteriorate.

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

In addition, Hyatt owns Apple Leisure Group (“ALG”), a luxury resort-management services, travel and hospitality group that manages all-inclusive resorts in many of the regions in which we operate. With ALG’s brand management platform AMResorts, Hyatt may therefore compete against us for contracts to manage all-inclusive resorts in the Caribbean, Mexico and Latin America, and its financial and marketing resources, brand name recognition and terms of its management agreements may cause us to miss out on attractive business opportunities and adversely affect our revenues, growth strategy and profits.

Except for the Hilton franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hilton Brand or any other Hilton-sponsored brands. In addition, in the future, Hilton, in its sole discretion and subject to its obligations under the Hilton Strategic Alliance Agreement in certain countries located in the Caribbean and Mexico, and certain countries in Central and South America (the “Target Markets”), Hilton may (i) designate other third parties as authorized operators of resorts, or Hilton may decide to directly operate resorts, under the Hilton Brand or any other Hilton-sponsored brand, whether owned by third parties or Hilton itself and (ii) may develop or license other all- inclusive resorts in the Target Markets, even under the Hilton Brand. Additionally, outside of the Target Markets, Hilton is free to develop or license other all-inclusive resorts under the Hilton Brand and other Hilton-sponsored brands at any time.

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
As demand for all-inclusive stays has increased, we have seen U.S. and European global hospitality branded companies enter the all-inclusive market segment. Increased competition from global branded hospitality companies may result in reduced market share and lower returns on investment for us as the increasing interest of global hospitality brands in the all-inclusive segment attracts more institutional capital to our target markets, increasing competition for the acquisition of hospitality assets and competition for individual guests, group reservations and conference business at our resorts. The entrance by global branded hospitality companies into the all-inclusive market segment may impact our ability to secure third-party management agreements as global hospitality branded companies are able to offer management agreements bundled with their branding services and a lower fee structure, resulting in increased competition for the management of all-inclusive resorts.

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
Any one or more of these factors could limit or reduce the demand for our resorts or the prices our resorts are able to obtain or increase our costs and therefore reduce the operating results of our resorts. Even where such factors do not reduce demand, resort-level profit margins may suffer if we are unable to fully recover increased operating costs from our guests. These factors could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Our resort development, acquisition, expansion, repositioning and rebranding projects will be subject to timing, budgeting and other risks.
We may develop, acquire, expand, reposition or rebrand resorts from time to time as suitable opportunities arise, taking into consideration general economic conditions. To the extent that we determine to develop, acquire, expand, reposition or rebrand resorts, we could be subject to risks associated with, among others:
•construction delays or cost overruns, including due to inflationary pressures or changes in foreign exchange rates, that may increase project costs;
•receipt of zoning, occupancy and other required governmental permits and authorizations;
•strikes or other labor issues;
•development costs incurred for projects that are not pursued to completion;

•investment of substantial capital without, in the case of developed or repositioned resorts, immediate corresponding income;
•results that may not achieve our desired revenue or profit goals;
•changes in tax laws or regulations that may increase project costs;
•acts of nature such as earthquakes, hurricanes, floods or fires that could adversely impact a resort;
•adverse changes to the cost or availability of capital, including construction or acquisition financing; and
•macroeconomic changes that could adversely impact the market where the resort is located;
•governmental restrictions on the nature or size of a project.
We have seen certain construction timelines lengthen due to competition for skilled construction labor and disruption in the supply chain for materials, and these circumstances could continue or worsen in the future. In addition, construction costs have increased over the last three years. As a result of the foregoing, we cannot assure you that any development, acquisition, expansion, repositioning and rebranding project will be completed on time or within our budget or if the ultimate rates of investment return are below the returns forecasted at the time the project was commenced. If we are unable to complete a project on time or within our budget, the resort’s projected operating results may be adversely affected, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Given the beachfront locations of our resorts, we are particularly vulnerable to extreme weather events, such as hurricanes, which may increase in frequency and severity as a result of climate change and adversely affect our business.
We have been and may continue to be adversely impacted by the consequences of climate change, such as increases in the frequency, duration and severity of extreme weather events and changes in precipitation and temperature, which have resulted and may continue to result in physical damage or a decrease in demand for our properties, all of which are located in coastal beachfront locations that are vulnerable to significant property damage from hurricanes, tropical storms, tsunamis and flooding. For example, in 2022 and 2021, we incurred hurricane and tropical storm repair expenses totaling $8.6 million and $0.9 million, respectively, that were not offset with insurance proceeds. Although a majority of our repair and clean-up expenses have been covered by insurance, including those related to the impacts of Hurricane Fiona in the Dominican Republic in September 2022, there is no assurance that, given the increasing burdens on insurance companies from extreme weather events, we will be able to continue to obtain adequate insurance against these types of losses, or that our insurers will in the future be in a position to satisfy our claims. In addition, the costs of insurance against these types of events have increased significantly in recent years. For example, in 2023 our property insurance costs of our comparable resorts were 103.3% higher than in 2018.
In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures, such as a result of changes in building codes or requirements to improve the energy efficiency of the properties. In addition, the ongoing transition to primarily non-carbon-based energy presents certain risks for us and our target customers, including macroeconomic risks related to high energy costs and energy shortages, among other things. Furthermore, legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment.
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
Our insurance may not be adequate to cover our potential losses, liabilities and damages, the cost of insurance may continue to increase materially, including as a result of extreme weather events that may be related to climate change, and we may not be able to secure insurance to cover all of our risks.
The business of owning and managing resorts is subject to a number of risks, hazards, adverse environmental conditions, labor disputes, changes in the regulatory environment and natural phenomena such as floods, hurricanes, earthquakes, erosion and earth movements. Such occurrences could result in damage or impairment to, or destruction of, our resorts, personal injury or death, environmental damage, business interruption, monetary losses and legal liability.
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
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2023, we directly and indirectly employed approximately 14,100 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. We have been subject to increased labor costs at our resorts in recent years. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.
A significant number of our employees are unionized, and labor negotiations or work stoppages could disrupt our operations.
Approximately 37% of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively and we are exposed to the risk of disruptions to our operations. Our results could be adversely affected if future labor negotiations were to disrupt our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we were unable to negotiate labor contracts on reasonable terms, we could be materially and adversely affected, including our results of operations. In addition, our ability to make adjustments to control compensation and benefits costs, rebalance our portfolio or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
The availability and affordability of commercial airline and tour operator services is important to our business.
Many of our guests depend on a combination of scheduled commercial airline services and tour operator services to transport them to airports near our resorts. Increases in the price of airfare, due to increases in fuel prices, reductions in service, or other factors such as inflation or staffing shortages, increase the overall vacation cost to our guests and may adversely affect demand for our vacation packages. Changes in commercial airline services or tour operator services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings, could have a material adverse effect on us, including our occupancy rates and revenue and, therefore, our liquidity and results of operations.
Our resorts require ongoing and often costly maintenance, renovations and capital improvements.
Our resorts have an ongoing need for maintenance, renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. In addition, Hyatt, Hilton and Wyndham require periodic capital improvements by us as a condition of maintaining the use of their brands. In addition to liquidity risks, these capital improvements may result in declines in revenues while rooms or restaurants are out of service due to capital improvement projects or other risks. Our costs of financing these capital improvements has increased recently due to higher interest rates and materials and labor cost increases. The costs of these capital improvements or any of the above noted factors could have a material adverse effect on us, including our financial condition, liquidity and results of operations.
We have substantial debt outstanding that requires significant payments of principal and interest.
As of December 31, 2023, our total debt obligations were $1,094.2 million, which represents the principal amounts outstanding under our new term loan issued in December 2022 (the “Term Loan due 2029”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term Loan due 2029, the “Senior Secured Credit Facility”) and finance lease obligations, excluding $26.5 million of issuance discounts and $6.4 million of unamortized debt issuance costs. In addition, the terms of the Senior Secured Credit Facility permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
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
The agreements which govern our Senior Secured Credit Facility include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:
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

The Senior Secured Credit Facility requires us to comply with certain financial and other covenants. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, mergers, acquisitions or other corporate opportunities. The breach of any of these covenants could result in a default under the Senior Secured Credit Facility. An event of default under any of our debt agreements could permit such lenders to declare all amounts borrowed from them, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under the Revolving Credit Facility. If we are unable to repay debt to our lenders, or are otherwise in default under any provision governing any secured debt obligations, our secured lenders could proceed against us and against any collateral securing that debt.
Our variable rate indebtedness is priced using a spread over SOFR and subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

A portion of our borrowings under the Senior Secured Credit Facility is at variable rates of interest and exposes us to interest rate risk, as it is not hedged by our $550.0 million of interest rate swaps. Higher prevailing interest rates in recent years have increased the cost of debt on our variable rate indebtedness. If interest rates continue to increase, our debt service obligations on our existing and any future variable rate indebtedness would also increase and our cash available to service our other obligations and invest in our business would decrease. Furthermore, rising interest rates would likely increase our interest obligations on future fixed rate indebtedness. As a result, rising interest rates could materially and adversely affect our financial condition and liquidity.

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

We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us.
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
With respect to the applicable resorts:
•Two of our resorts, Wyndham Alltra Cancún and Hyatt Zilara Cancún, were built prior to implementation of the MIA in 1988 and, therefore, required no such authorization. However, certain renovations to these resorts were carried out after 1988 without an MIA because the prior owner determined that no authorization was needed pursuant to an exception in the Mexican law. We can give no assurance that the Mexican authorities will have the same interpretation of the applicability of the exception as the prior owner.
•Two other resorts, Hilton Playa del Carmen All-Inclusive Resort and Wyndham Alltra Playa del Carmen, were constructed after 1988 without the required MIA and ETJ authorizations. Notwithstanding the foregoing, those resorts were operated by the prior owner, and since our predecessor company's acquisition have been operated by our predecessor and us, with no interference in the normal course of business.
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
The cyclical nature of the lodging industry may cause fluctuations in our operating performance.
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
Some of our vacation packages are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. Bookings through these intermediaries generally result in higher commissions, reduced room rates or other significant contract concessions from us which, together, reduce our margins. Moreover, some of these Internet travel intermediaries are attempting to offer lodging as a commodity, by increasing the importance of price and general indicators of quality, such as “three-star downtown hotel,” at the expense of brand identification or quality of product or service. If our guests increasingly use Internet reservations systems rather than our booking system or the brands we own and operate, our financial results would be adversely impacted.
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
We routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a security incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party providers, will be effective. In addition, although we obtain assurances from third parties that they have systems and processes in place to protect our guest, employee and company data, and that they will take steps to assure the protection of such data, third-party service providers may also be subject to data intrusion or data breach. Any compromise of the confidential data of our guests, employees, or business, or the failure to prevent or mitigate the loss of or damage to this data through breach, could result in operational, reputational, competitive, or other business harm, as well as financial costs and regulatory action.
While we employ a variety of measures to prevent, detect, and mitigate these threats, our systems and those of third-parties on which we rely are vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, employee error, negligence, fraud or other misuse, and given the sophistication of hackers to gain unauthorized access to our sensitive information, we may not be able to detect the breach for long periods of time or at all. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of guest, employee or company data or damage to our systems, which could harm our reputation, result in an interruption or disruption of our services or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. As a result, future incidents could have a material adverse impact on us, including our business, our financial condition, liquidity and results of operations and prospects. As of December 31, 2023, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years.
Further information relating to cybersecurity risk management is discussed in Item 1C. Cybersecurity in this report.
Information technology systems, software or website failures or interruptions could have a material adverse effect on our business or results of operations.
We rely on the uninterrupted and efficient operation of our information technology systems and software. Information technology is critical to our day-to-day operations, including, but not exclusive to guest check-in and check-out, housekeeping and room service, and reporting our financial results and the financial results of our resorts. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. The Company is at risk that cyber attackers exploit these known vulnerabilities before they have been addressed. We rely on certain third-party hardware, network and software vendors to maintain and upgrade many of our critical systems on an ongoing basis to support our business operations and to keep pace with technology developments in the hospitality industry. The software programs supporting many of our systems are licensed to us by independent third-party software providers. An inability to continuously maintain and update our hardware and software programs or an inability for network providers to maintain their communications infrastructure would potentially disrupt or inhibit the efficiency of our operations if suitable alternatives could not be identified and implemented in a timely, efficient and cost-effective manner.

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
Our existing resorts and resorts that we may acquire may contain or develop harmful mold that could lead to liability for adverse health effects and costs of remediating the problem.
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
 Illiquidity of real estate investments could significantly impede our ability to sell resorts or otherwise respond to adverse changes in the performance of our resorts.
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
We could incur significant costs related to government regulation and litigation with respect to environmental matters.
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
Liabilities and costs associated with contamination at, on, under or emanating from our properties, defending against claims, or complying with environmental, health and safety laws could be significant and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We can provide no assurances that (i) changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or (ii) the current environmental condition of our resorts will not be affected by our operations, by the condition of the resorts in the vicinity of our resorts, or by third parties unrelated to us. The discovery of material environmental liabilities at our resorts could subject us to unanticipated significant costs, which could result in significant losses. Please see “Risk Factors — Risks Related to Our Business — We may become subject to disputes or legal, regulatory or other proceedings that could involve significant expenditures by us” as to the possibility of disputes or legal, regulatory or other proceedings that could adversely affect us.
The tax laws, rules and regulations (or interpretations thereof) in the jurisdictions in which we operate may change.
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
On December 15, 2022, the Council of the European Union formally adopted the EU Pillar 2 Directive. The EU Pillar 2 Directive aims at consistently implementing among all 27 member states the OECD's Global Anti-Base Erosion Model Rules (GloBe Rules), which are aimed at reducing the opportunities for base erosion and profit shifting with the goal to ensure that the largest multinational groups of companies pay a minimum rate of corporate tax of 15%. EU Member States were required to transpose the EU Pillar 2 Directive into their national laws and apply the Pillar 2 measures in respect of the fiscal years beginning on or after December 31, 2023. The Netherlands has transposed the EU Pillar 2 Directive into its national legislation with effect from December 31, 2023 pursuant to the Dutch Minimum Tax Act 2024 (Wet minimumbelasting 2024).
We expect to be impacted by the Dutch Minimum Tax Act 2024 beginning January 1, 2024. We are currently analyzing the impact of the Dutch Minimum Tax Act 2024 to determine the potential effect on our results and to ensure compliance with the legislation. We currently expect that the Dutch Minimum Tax Act 2024 will increase our worldwide effective tax rate and have a material impact on our financial results, beginning in fiscal year 2024.
We continue to monitor the potential impacts of ongoing OECD initiatives and proposed Pillar 2 tax legislative changes in all jurisdictions where we have a tax presence. Our financial results may be negatively impacted if these changes are enacted into law, in whole or in part.
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
Risks Related to Ownership of Our Ordinary Shares
The rights of our shareholders and the duties of our directors are governed by Dutch law, our Articles of Association and internal rules and policies adopted by our Board and differ in some important respects from the rights of shareholders and the duties of members of a board of directors of a U.S. corporation.
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
We are organized and existing under the laws of the Netherlands, and, as such, the rights of our shareholders and the civil liability of our directors and executive officers, are governed in certain respects by the laws of the Netherlands.
We are organized and existing under the laws of the Netherlands. As such, under Dutch private international law, the rights and obligations of our shareholders vis-à-vis the Company originating from Dutch corporate law and our Articles of Association, as well as the civil liability of our officers (functionarissen) (including our directors and executive officers) are governed in certain respects by the laws of the Netherlands.
We are not a resident of the United States and our officers may also not all be residents of the United States. As a result, depending on the subject matter of the action brought against us and/or our officers, United States courts may not have jurisdiction. If a Dutch court has jurisdiction with respect to such action, that court will apply Dutch procedural law and Dutch private international law to determine the law applicable to that action. Depending on the subject matter of the relevant action, a competent Dutch court may apply another law than the laws of the United States.
Also, service of process against non-residents of the United States can in principle (absent, for example, a valid choice of domicile) not be effected in the United States.
Furthermore, substantially all of our assets are located outside the United States. On the date of this annual report, (i) there is no treaty in force between the United States and the Netherlands for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters and (ii) both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments Convention (2019) have entered into force for the Netherlands, but have not entered into force for the United States. Consequently, a judgment rendered by a court in the United States will not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment rendered by a court in the United States that is enforceable under the laws of the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to that United States judgment if (i) the jurisdiction of the United States court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the United States court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such United States judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the United States court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a United States judgment is given binding effect, a claim based thereon may, however, still be rejected if the United States judgment is not or no longer formally enforceable. Moreover, if the United States judgment is not final (for instance when appeal is possible or pending) a competent Dutch court may postpone recognition until the United States judgment will have become final, refuse recognition under the understanding that recognition can be asked again once the United States judgment will have become final, or impose as a condition for recognition that security is posted.
A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Thus, United States investors may not be able, or experience difficulty, to enforce a judgment obtained in a United States court against us or our officers.
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
As of January 31, 2024, approximately 9% of our outstanding ordinary shares were beneficially owned by Sagicor Financial Corporation Limited and its designated director on our Board. As a result, Sagicor and its affiliates may be able to influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as this shareholder and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and have the right to designate a director to our Board and/or one or more committees thereof, this shareholder may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. This shareholder’s influence over our management could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Prospective investors in our ordinary shares should consider that the interests of this shareholder may differ from their interests in material respects.
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
Moreover, our Board can invoke a cooling-off period of up to 250 days in the event of certain unsolicited takeover offers and shareholder activism. During a cooling-off period, our General Meeting would not be able to dismiss, suspend or appoint members of the Board (or amend the provisions in our Articles of Association dealing with those matters) except at the proposal of our Board or a response period under the DCGC (as defined below) of up to 180 days in the event of shareholder activism.

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

Preemptive rights may be excluded by our Board on the basis of the irrevocable authorization of the General Meeting to our Board for a period of up to five years from the date of this authorization with respect to the issue of our ordinary shares up to the amount of the authorized share capital (from time to time). The General Meeting has delegated the authority to issue our ordinary shares and grant rights to purchase our ordinary shares in accordance with the respective authorizations granted by our General Meeting.

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
Item 1B. Unresolved Staff Comments.

None.
Item 1C. Cybersecurity.
We believe we maintain an information technology and cybersecurity program appropriate for a company our size taking into account our operations.

Management and Board Oversight
The Company employs a robust system of information technology and cybersecurity controls across its enterprise to assess, identify, and manage material risks from cybersecurity threats. This framework is implemented and overseen by management’s information security and compliance department, which is led by the Company’s Vice President, IT Security & Compliance. The Vice President, IT Security & Compliance, who reports directly to Senior Vice President, Information Technology, has a Bachelor of Science in Commerce, with concentrations in management information systems and marketing, and has over 30 years’ experience in all aspects of IT, including managing development, operations, cyber security, and other key areas. The Senior Vice President, Information Technology, has an Executive Technology Leadership Certificate in IT from Cornell University and has over 25 years of IT experience leading large-scale initiatives to enhance infrastructure and architecture based on emerging technologies and strategies. The Vice President, IT Security & Compliance and Senior Vice President, Information Technology, provide regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements. The Company also has a network of regional information technology directors stationed in each region where our resorts are located, who are integrated into the overall enterprise information technology security and compliance program. The Company references a recognized third-party cybersecurity framework to evaluate and manage cyber risk within the Company. We regularly benchmark against this framework and use the findings to develop our cybersecurity roadmap for ongoing evolution and improvement.
In the event of an incident which jeopardizes the confidentiality, integrity, or availability of our information technology systems, our information security and compliance team utilizes a regularly updated cybersecurity incident response plan (“IRP”). The IRP has been designed taking into account a third-party cybersecurity framework focused on properly containing, investigating, and fully eradicating an incident. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing and resolving the incident as quickly and efficiently as possible, mitigating damage to the Company’s systems and networks, minimizing impact on the Company’s stakeholders, analyzing and executing upon reporting obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team, including specified external forensic investigators and advisors, will depend on the particular facts and circumstances, the response team is led by the Vice President, IT Security & Compliance or his delegee. The plan also designates responsibility to specified members of our senior management for Company disclosure determinations related to the incident.
Pursuant to its charter, the Audit Committee of the Board of Directors, which consists solely of independent directors and whose chair has cybersecurity experience, reviews, discusses with management, and oversees the Company’s privacy, information technology and security and cybersecurity risk exposures, including: (1) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (2) the programs and steps implemented by management to monitor and mitigate any exposures; (3) the Company’s information governance and information security policies and programs; and (4) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. The Audit Committee receives quarterly updates from the Company’s Senior Vice President, Information Technology, Vice President, IT, Security & Compliance, internal audit function, and/or other members of our executive leadership team, including a detailed threat assessment relating to information technology and cybersecurity risks as well as short- and long-term plans to mitigate identified risks and invest in new technological solutions and resources to support our cybersecurity program. The Board of Directors also receives updates on cybersecurity matters from the Company’s Senior Vice President, Information Technology, Vice President, IT, Security & Compliance, internal audit function, and/or other members of our executive leadership team on at least an annual basis, with periodic updates provided as needed. The Audit Committee and the Board consider cybersecurity as part of the Company’s business strategy, financial planning, and capital allocation.
Annually, we offer cybersecurity training programs to our Board. The cybersecurity trainings are designed to provide Board-level insight into cybersecurity strategy, leadership, and management in addition to organizational best practices to prepare, protect and respond against new and emerging cyber security risks and breaches.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Company’s cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from and reporting cybersecurity events. These processes and procedures for managing material risks from cybersecurity threats are integrated into the Company’s overall enterprise risk management systems and processes.

Prevention and Preparation
The Company employs a variety of measures to prevent threats related to privacy, information technology and security and cybersecurity, which include password protection, frequent mandatory password change events, multi-factor authentication, internal phishing testing, and vulnerability scanning and penetration testing. The Company utilizes industry leading solutions for endpoint detection and response, patch management, email security, network security, and privileged access management to provide a layered approach to data security.
Third-party cyber readiness assessments are conducted on a recurring basis and third-party tools are utilized to identify potential vulnerabilities. In addition to the third-party cybersecurity framework referenced above, regular cyber security reviews are conducted with internal audit.
We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, each of our associates is required to complete information security and data privacy training on an annual basis to reinforce awareness of cybersecurity risks to the organization.
We recognize that third-parties that provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third-party risk from our vendors that hold financial or customer data, we maintain a vendor code of conduct, which is designed to require our third-party vendors to comply with our requirements for maintenance of passwords, as well as other confidentiality, security, and privacy procedures. Third-party IT vendors are also subject to additional diligence such as questionnaires and inquiries.
As discussed above, to support our preparedness we have an IRP that we regularly update, as well as a quick reference checklist and response playbooks with step-by-step actions for significant threat categories. In addition, we perform tabletop exercises and periodic drills at least once a year to test our incident response procedures, identify improvement opportunities and exercise team preparedness. We also maintain cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.

Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by our cyber defense team, notifications from employees, vendors or service providers, and notifications from third party information technology system providers. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response team designated pursuant to our IRP follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event (e.g. ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting
In the event of a cybersecurity incident, the incident response team is initially focused on containing the cybersecurity incident as quickly and efficiently as possible consistent with the procedures in the IRP. Containment procedures may include off-lining systems, including by disconnecting, disabling, or segmenting network access for computers known to be infected or impacted, installing security patches to resolve malware issues or network vulnerabilities, resetting passwords for users with accounts that were breached, or blocking accounts of insiders who may have caused the incident, and coordinating with service providers.
Once a cybersecurity incident is contained the focus shifts to remediation. Where appropriate, third-party forensic providers and other managed service providers may be brought in to assist with the investigation and remediation process.
We have relationships with a number of third-party service providers to assist with cybersecurity containment and remediation efforts, including a security operations center (SOC) provider, specialists in backup and recovery, a forensic investigation firm, a ransomware recovery vendor, insurance providers and various law firms.
Our IRP requires prompt notification of our senior management in the event of a cybersecurity incident that has impacted or is expected to impact the Company and prompt briefings on subsequent developments as appropriate. The IRP also addresses senior management responsibility, subject to Audit Committee oversight, with respect to disclosure determinations related to the cybersecurity incident. The IRP provides for Audit Committee and Board briefings as appropriate.
Following the conclusion of an incident, the Company, with the assistance of the incident response team, will generally reassess the effectiveness of the cybersecurity program and IRP, make adjustments as appropriate and report to our senior management and Audit Committee on these matters.

Cybersecurity Risks
As of December 31, 2023, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. However, we routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential, and personal information that resides on or is transmitted through them, are subject to the risk of a security incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party providers. For a discussion of these risks, see “Item 1A–Risk Factors– Cyber risk and the failure to maintain the integrity of internal or guest data could harm our reputation and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions or lawsuits.”

Item 2. Properties.
As of December 31, 2023, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Jewel Palm Beach	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	1994; 2008	500
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					6,504
Managed Resorts (2)(3)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa Del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Seadust Cancún Family Resort	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Hacienda Tres Ríos Resort, Spa & Nature Park (4)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Vallarta	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná (5)	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1999; 2014; 2023	404
Jewel Punta Cana (6)	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	2004	620
Total Rooms Operated					2,523
Total Rooms Owned and Operated					9,027

(1) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor Financial Corporation Limited that comprise the Jewel Grande Montego Bay Resort & Spa.
(2) Owned by a third party.
(3) We terminated our management agreements for the Hyatt Ziva Riviera Cancun and Hyatt Zilara Riviera Maya effective December 15, 2023.
(4) We entered into a management agreement to operate this resort during the second quarter of 2022. The resort is currently undergoing renovations and we expect to commence operations in late 2024.
(5) We entered into a management agreement to operate this resort during the first quarter of 2023. The resort is currently undergoing renovations and we expect to commence operations in mid 2024.
(6) In connection with the resort's sale in December 2023, we entered into a management agreement to operate this resort. The resort is currently closed for renovations and we expect to commence operations in late 2024.
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
Shareholder Information
As of February 20, 2024, we had 136,929,222 ordinary shares outstanding that were held by approximately 55 shareholders of record, which does not include Depository Trust Company participants, beneficial owners holding shares through nominee names or our employees holding restricted shares granted pursuant to our 2017 Omnibus Incentive Plan that have not vested.
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

Performance Graph
The graph below compares the cumulative total return for our ordinary shares from December 31, 2018 through December 31, 2023 with the comparable cumulative return of two indices: the Dow Jones United States Travel and Leisure Index (“DJUSCG”) and the Russell 2000 Index (“RUSSELL 2000”). The graph assumes $100 was invested on December 31, 2018 in our ordinary shares and the two indices presented.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the quarter ended December 31, 2023:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
October 1, 2023 to October 31, 2023	2,182,502	$7.09	2,182,502	$43,043
November 1, 2023 to November 30, 2023	1,835,382	7.53	1,835,382	29,219
December 1, 2023 to December 31, 2023	537,637	8.01	537,637	196,398
Total	4,555,521	$7.38	4,555,521	$196,398
________
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(2) In December 2023, our Board established a new $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The share repurchase authorization has no expiration date. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2023, Playa owned and/or managed a total portfolio consisting of 24 resorts (9,027 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana, Hyatt Ziva Cap Cana, and Jewel Palm Beach; and
•We also manage seven resorts on behalf of third-party owners.
Playa’s strategy is to leverage our globally recognized brand partnerships and proprietary in-house direct booking capabilities to capitalize on the growing popularity of the all-inclusive resort model and reach first-time all-inclusive resort consumers in a cost-effective manner. We believe that this strategy should position us to generate attractive returns for our shareholders, build lasting relationships with our guests, and enhance the lives of our associates and the communities in which we operate.
For the year ended December 31, 2023, we generated net income of $53.9 million, total revenue of $977.5 million, Net Package RevPAR of $309.50 and Adjusted EBITDA of $271.9 million. For the year ended December 31, 2022, we generated net income of $56.7 million, total revenue of $856.3 million, Net Package RevPAR of $270.83 and Adjusted EBITDA of $242.6 million.

Results of Operations

Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change	% Change
Revenue
Package	$824,122	$723,375	$100,747	13.9%
Non-package	121,422	116,602	4,820	4.1%
The Playa Collection	3,642	1,752	1,890	107.9%
Management fees	7,030	3,828	3,202	83.6%
Cost reimbursements	12,475	9,706	2,769	28.5%
Other revenues	8,813	1,000	7,813	781.3%
Total revenue	977,504	856,263	121,241	14.2%
Direct and selling, general and administrative expenses
Direct	516,449	459,030	57,419	12.5%
Selling, general and administrative	192,822	186,608	6,214	3.3%
Depreciation and amortization	81,827	78,372	3,455	4.4%
Reimbursed costs	12,475	9,706	2,769	28.5%
Loss on sale of assets	5,069	6	5,063	84,383.3%
Gain on insurance proceeds	(5,580)	—	(5,580)	(100.0)%
Business interruption insurance recoveries	(555)	(7,226)	6,671	92.3%
Direct and selling, general and administrative expenses	802,507	726,496	76,011	10.5%
Operating income	174,997	129,767	45,230	34.9%
Interest expense	(108,184)	(64,164)	(44,020)	(68.6)%
Loss on extinguishment of debt	(894)	(18,307)	17,413	95.1%
Other (expense) income	(353)	3,857	(4,210)	(109.2)%
Net income (loss) before tax	65,566	51,153	14,413	28.2%
Income tax (provision) benefit	(11,714)	5,553	(17,267)	(310.9)%
Net income (loss)	$53,852	$56,706	$(2,854)	(5.0)%

The tables below set forth the operating metrics for our total portfolio and our comparable portfolio. For a description of these operating metrics and non-U.S. GAAP measures, see “Key Indicators of Financial and Operating Performance” below. For discussion of Adjusted EBITDA and reconciliation to the most comparable U.S. GAAP financial measures, see “Key Indicators of Financial and Operating Performance” and “Non-U.S. GAAP Financial Measures” below.
Our comparable portfolio for the year ended December 31, 2023 excludes the following resorts:
•Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed for a portion of the third and fourth quarters of 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona;
•Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party; and
•Jewel Punta Cana, which was sold in December 2023.

    Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	72.0%	72.2%	(0.2)	pts	(0.3)%
Net Package ADR	$430.12	$375.33	$54.79		14.6%
Net Package RevPAR	$309.50	$270.83	$38.67		14.3%
	($ in thousands)
Net Package Revenue(1)	$801,507	$704,230	$97,277		13.8%
Net Non-package Revenue(1)	119,937	115,431	4,506		3.9%
The Playa Collection Revenue	3,642	1,752	1,890		107.9%
Management Fee Revenue	7,030	3,828	3,202		83.6%
Other Revenues	2,328	1,000	1,328		132.8%
Total Net Revenue	934,444	826,241	108,203		13.1%
Adjusted EBITDA(2)	$271,947	$242,619	$29,328		12.1%
Adjusted EBITDA Margin(2)	29.1%	29.4%	(0.3)	pts	(1.0)%
________
(1)    For the year ended December 31, 2022, includes $10.1 million of on-property room upgrade revenue that was reclassified from non package revenue to package revenue to conform with current period presentation.
(2)    For the year ended December 31, 2023, includes a $6.1 million benefit from business interruption proceeds and recoverable expenses related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022. For the year ended December 31, 2022, Adjusted EBITDA includes a $7.2 million benefit from business interruption proceeds and recoverable expenses related to Hurricane Fiona.
    Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	77.6%	74.5%	3.1	pts	4.2%
Net Package ADR	$459.81	$415.86	$43.95		10.6%
Net Package RevPAR	$356.65	$310.02	$46.63		15.0%
	($ in thousands)
Net Package Revenue	$583,198	$506,947	$76,251		15.0%
Net Non-package Revenue	84,546	81,742	2,804		3.4%
The Playa Collection Revenue	3,642	1,752	1,890		107.9%
Management Fee Revenue	7,030	3,828	3,202		83.6%
Other Revenues	2,328	1,000	1,328		132.8%
Total Net Revenue	680,744	595,269	85,475		14.4%
Adjusted EBITDA	$191,869	$165,765	$26,104		15.7%
Adjusted EBITDA Margin	28.2%	27.8%	0.4	pts	1.4%
Total Revenue and Total Net Revenue
Our Total Revenue for the year ended December 31, 2023 increased $121.2 million, or 14.2%, compared to the year ended December 31, 2022 and our Total Net Revenue for the year ended December 31, 2023 increased $108.2 million, or 13.1%, compared to the year ended December 31, 2022. The comparability of results for the year ended December 31, 2023 was heavily impacted by the temporary closure of Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana for a portion of the third and fourth quarters of 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona. The increase in Total Net Revenue was due to the following:
•a 14.6% increase in Net Package ADR as a result of:
•higher meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix, the ongoing leisure travel recovery, and pricing discipline to coincide with investments in guest satisfaction at our resorts; and

•a shift towards higher ADR room nights due to reduced occupancy at Jewel Punta Cana and the temporary closure of Jewel Palm Beach for the majority of the first quarter, as we transitioned the management of the resorts to us from a third-party resulting in a slower ramp since we were unable to make up ground after missing the key summer selling season. Excluding these resorts, Net Package ADR increased 11.2%.
•an increase in Net Non-package Revenue of $4.5 million, or 3.9%, which includes:
•a higher MICE group contribution to our guest mix; and
•a decrease of $3.6 million from the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Net Non-package Revenue was also impacted by a $6.2 million drag from Jewel Punta Cana and Jewel Palm Beach compared to the year ended December 31, 2022; partially offset by
•a decrease in Occupancy of 0.2 percentage points as a result of lower Occupancies at Jewel Punta Cana and Jewel Palm Beach.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy increased 5.2 percentage points compared to the year ended December 31, 2022.
Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the year ended December 31, 2023 increased $29.3 million, or 12.1%, compared to the year ended December 31, 2022, when our operations were heavily impacted by the temporary closure of Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, partially offset by
•an unfavorable impact of $24.7 million from the appreciation of the Mexican Peso; and
•an increase in insurance premiums and energy costs.
Our Adjusted EBITDA Margin for the year ended December 31, 2023 decreased 0.3 percentage points, or 1.0%, compared to the year ended December 31, 2022. Adjusted EBITDA Margin for the year ended December 31, 2023 was negatively impacted by 260 basis points due to the appreciation of the Mexican Peso, which was partially offset by a positive impact of 70 basis points from business interruption proceeds and recoverable expenses. For the year ended December 31, 2022, Adjusted EBITDA Margin was positively impacted by 80 basis points from business interruption proceeds and recoverable expenses. Excluding these impacts, Adjusted EBITDA Margin would have been 31.0%, an increase of 2.6 percentage points compared to the year ended December 31, 2022.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2023	2022	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$583,198	$506,947	$76,251	15.0%
Non-comparable Net Package Revenue	218,309	197,283	21,026	10.7%
Net Package Revenue	801,507	704,230	97,277	13.8%

Net Non-package Revenue
Comparable Net Non-package Revenue	84,546	81,742	2,804	3.4%
Non-comparable Net Non-package Revenue	35,391	33,689	1,702	5.1%
Net Non-package Revenue	119,937	115,431	4,506	3.9%

The Playa Collection Revenue	3,642	1,752	1,890	107.9%
Management Fee Revenue	7,030	3,828	3,202	83.6%
Other Revenues	2,328	1,000	1,328	132.8%

Total Net Revenue
Comparable Total Net Revenue	680,744	595,269	85,475	14.4%
Non-comparable Total Net Revenue	253,700	230,972	22,728	9.8%
Total Net Revenue	934,444	826,241	108,203	13.1%
Compulsory tips	24,100	20,316	3,784	18.6%
Cost Reimbursements	12,475	9,706	2,769	28.5%
Contract termination fees	6,485	—	6,485	100.0%
Total revenue	$977,504	$856,263	$121,241	14.2%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2023	2022	Change	% Change
Direct expenses	$516,449	$459,030	$57,419	12.5%
Less: compulsory tips	24,100	20,316	3,784	18.6%
Net Direct Expenses	$492,349	$438,714	$53,635	12.2%
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
Our Net Direct Expenses were $492.3 million, or 52.7% of Total Net Revenue for the year ended December 31, 2023 and $438.7 million, or 53.1% of Total Net Revenue for the year ended December 31, 2022. The increase was primarily due to the following:
•appreciation of the Mexican Peso compared to the year ended December 31, 2022, which impacted the majority of our expenses in Mexico but primarily increased labor and food and beverage expenses during the year ended December 31, 2023;
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the year ended December 31, 2022; partially offset by
•a decrease in guest costs due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect.

Our Net Direct Expenses consist of the following ($ in thousands):

Total Portfolio

	Year Ended December 31,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$113,070	$103,191	$9,879	9.6%
Guest costs	21,430	28,212	(6,782)	(24.0)%
Salary and wages	194,525	156,225	38,300	24.5%
Repairs and maintenance	23,503	23,420	83	0.4%
Utilities and sewerage	47,744	46,078	1,666	3.6%
Licenses and property taxes	3,717	3,049	668	21.9%
Incentive and management fees	41	3,279	(3,238)	(98.7)%
Franchise/license fees	47,785	39,558	8,227	20.8%
Transportation and travel expenses	7,084	5,495	1,589	28.9%
Laundry and cleaning expenses	6,993	6,123	870	14.2%
Property and equipment rental expense	6,225	5,243	982	18.7%
Entertainment expenses and decoration	12,839	11,491	1,348	11.7%
Office supplies	1,346	1,351	(5)	(0.4)%
Other operational expenses	6,047	5,999	48	0.8%
Total Net Direct Expenses	$492,349	$438,714	$53,635	12.2%
Comparable Portfolio

	Year Ended December 31,		Increase/Decrease
	2023	2022	Change	% Change
Food and beverages	$77,339	$70,569	$6,770	9.6%
Guest costs	13,235	17,903	(4,668)	(26.1)%
Salary and wages	147,719	115,294	32,425	28.1%
Repairs and maintenance	17,584	17,859	(275)	(1.5)%
Utilities and sewerage	29,244	28,577	667	2.3%
Licenses and property taxes	2,106	1,690	416	24.6%
Franchise/license fees	34,754	30,311	4,443	14.7%
Transportation and travel expenses	2,789	2,032	757	37.3%
Laundry and cleaning expenses	4,854	4,299	555	12.9%
Property and equipment rental expense	2,420	2,397	23	1.0%
Entertainment expenses and decoration	9,975	9,303	672	7.2%
Office supplies	817	835	(18)	(2.2)%
Other operational expenses	4,056	3,446	610	17.7%
Total Net Direct Expenses	$346,892	$304,515	$42,377	13.9%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2023 increased $6.2 million, or 3.3%, compared to the year ended December 31, 2022. The increase was primarily driven by a $10.3 million increase in insurance expense driven by higher insurance premiums for the current year, a $2.7 million increase in travel agent and tour operator commissions expense, a $2.1 million increase in credit card commissions, and a $1.2 million increase in the provision for doubtful accounts due to the reversal of expense during the year ended December 31, 2022 following the economic recovery from the COVID-19 pandemic. The increases were partially offset by a $10.4 million decrease in transaction expenses due to the repayment of the Additional Credit Facility and Property Loan in December 2022 as well as our December 2022 Term Loan refinancing.

Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2023 increased $3.5 million, or 4.4%, compared to the year ended December 31, 2022 due to accelerated depreciation recorded on asset disposals at Hyatt Zilara Cancún and ongoing renovations of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos.
Loss on Sale of Assets
Our loss on sale of assets for the year ended December 31, 2023 increased $5.1 million, or 84,383.3%, compared to the year ended December 31, 2022 due to the sale of the Jewel Punta Cana in December 2023.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the year ended December 31, 2023 increased $5.6 million, or 100.0%, compared to the year ended December 31, 2022 as a result of business interruption insurance proceeds received in 2023 in excess of our unavoidable operating costs incurred related to the temporary closure of two of our resorts in the Dominican Republic in the second half of 2022 from Hurricane Fiona. We had no gain on insurance proceeds during the year ended December 31, 2022.
Business Interruption Insurance Recoveries
Our business interruption insurance recoveries for the year ended December 31, 2023 decreased $6.7 million, or 92.3%, as compared to the year ended December 31, 2022 as we collected the majority of our expected recoveries of unavoidable operating costs that we incurred in 2022, net of our deductible, while two of our resorts in the Dominican Republic were temporarily closed from Hurricane Fiona. We did not incur any significant unavoidable costs during the year ended December 31, 2023.
Interest Expense
Our interest expense for the year ended December 31, 2023 increased $44.0 million, or 68.6%, as compared to the year ended December 31, 2022. The increase in interest expense was driven primarily by $39.7 million of additional interest from the Term Loan due 2029, which incurs interest based on SOFR plus a margin of 3.25%. The increase was also due to a $20.5 million increase related to unfavorable changes in fair value of our prior LIBOR-based interest rate swaps, which matured on March 31, 2023. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income (loss). These increases were partially offset by an $18.6 million decrease in interest expense due to the repayment of the entire outstanding balance of the Additional Credit Facility and Property Loan in December 2022 in connection with the December 2022 debt refinancing.
Cash interest paid was $97.1 million for the year ended December 31, 2023, representing a $21.6 million, or 28.6% increase as compared to the year ended December 31, 2022. The increase was primarily driven by a $45.1 million increase in cash interest paid for our Term Loan due 2029. This increase was partially offset by a $24.1 million decrease in cash interest paid due to the repayment of the entire outstanding balance of our Additional Credit Facility and Property Loan in connection with our December 2022 debt refinancing.
Income Tax Provision

Our income tax provision for the year ended December 31, 2023 was $11.7 million, an increase of $17.3 million compared to the year ended December 31, 2022, during which time we reported an income tax benefit of $5.6 million. The increase was driven primarily by a $3.7 million increase in tax expense due to an increase in book income for our taxpaying entities, a $7.4 million increase in tax expense due to inflation, a $1.5 million increase in tax expense due to foreign exchange rate fluctuations, a $7.4 million increase in tax expense related to changes in the valuation allowance, $12.0 million of tax expense due to a capital gains tax recorded on the equity sale of Jewel Punta Cana in December 2023, and $6.5 million related to a stock compensation and other non-deductible expenses. These increases were partially offset by a $20.5 million increased tax benefit from rate-favorable jurisdictions where we are subject to tax at rates below the 25.8% Netherlands statutory tax rate, and a $0.9 million decrease in tax expense related to prior year true-ups & others.
Our income tax provision for the year ended December 31, 2024 is expected to be impacted by the Dutch Minimum Tax Act 2024. We are in the process of analyzing the impact of the Dutch Minimum Tax Act 2024 to determine the potential effect on our results and to ensure compliance with the legislation. We currently expect that the Dutch Minimum Tax Act 2024 will increase our worldwide effective tax rate and have a material impact on our net income in fiscal year 2024. While the specific amount of the impact is currently unknown, it could be significant.

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
•Net Package Revenue
•Net Non-package Revenue
•Owned Net Revenue
•Management Fee Revenue
•Total Net Revenue
•Occupancy
•Net Package ADR
•Net Package RevPAR
•Net Direct Expenses
•EBITDA
•Adjusted EBITDA
•Adjusted EBITDA Margin
•Owned Resort EBITDA
•Owned Resort EBITDA Margin
•Comparable Non-U.S. GAAP Financial Measures

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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the years ended December 31, 2023, 2022 and 2021, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent we are successful in entering into more management contracts.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, The Playa Collection revenue and certain Other revenues. “Cost Reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income or net income. Contract termination fees, which are recorded as Other revenues, are also excluded from Total Net Revenue as they are not an indicator of the performance of our ongoing business.
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
We include the non-service cost components of net periodic pension cost or benefit recorded within other income or expense in the Consolidated Statements of Operations in our calculation of Adjusted EBITDA as they are considered part of our ongoing resort operations.
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
Our comparable portfolio for the year ended December 31, 2023 excludes the following resorts:
•Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed for a portion of the third and fourth quarters of 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona;
•Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party; and
•Jewel Punta Cana, which was sold in December 2023.

A reconciliation of net income or loss as computed under U.S. GAAP to comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, Comparable Management Fee Revenue and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Years Ended December 31, 2023 and 2022
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$306,259	$280,161	$26,098	9.3%
Pacific Coast	141,582	128,210	13,372	10.4%
Dominican Republic	253,700	230,972	22,728	9.8%
Jamaica	219,903	180,318	39,585	22.0%
Segment Owned Net Revenue	921,444	819,661	101,783	12.4%
Other	2,328	1,000	1,328	132.8%
The Playa Collection Revenue	3,642	1,752	1,890	107.9%
Management Fee Revenue	7,030	3,828	3,202	83.6%
Total Net Revenue	$934,444	$826,241	$108,203	13.1%

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$104,841	$105,416	$(575)	(0.5)%
Pacific Coast	53,509	51,148	2,361	4.6%
Dominican Republic (1)	80,078	76,854	3,224	4.2%
Jamaica	80,500	56,279	24,221	43.0%
Segment Owned Resort EBITDA	318,928	289,697	29,231	10.1%
Other corporate	(57,653)	(52,658)	(4,995)	9.5%
The Playa Collection Revenue	3,642	1,752	1,890	107.9%
Management Fee Revenue	7,030	3,828	3,202	83.6%
Total Adjusted EBITDA	$271,947	$242,619	$29,328	12.1%
__________
(1) Owned Resort EBITDA in the Dominican Republic segment for the years ended December 31, 2023 and 2022 includes $6.1 million and $7.2 million, respectively, of business interruption insurance proceeds and recoverable expenses due to the impact of Hurricane Fiona in 2022.
For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income or loss, respectively, each as computed under U.S. GAAP, see Note 17 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our operating metrics for our Yucatán Peninsula segment for the years ended December 31, 2023 and 2022 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	79.5%	76.3%	3.2	pts	4.2%
Net Package ADR	$440.13	$413.49	$26.64		6.4%
Net Package RevPAR	$349.99	$315.53	$34.46		10.9%
	($ in thousands)
Net Package Revenue(1)	$271,589	$244,848	$26,741		10.9%
Net Non-package Revenue(1)	34,670	35,313	(643)		(1.8)%
Owned Net Revenue	306,259	280,161	26,098		9.3%
Owned Resort EBITDA	$104,841	$105,416	$(575)		(0.5)%
Owned Resort EBITDA Margin	34.2%	37.6%	(3.4)	pts	(9.0)%
________
(1)For the year ended December 31, 2022, includes $4.1 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2023 increased $26.1 million, or 9.3%, compared to the year ended December 31, 2022 and was driven by:
•an increase in Occupancy of 3.2 percentage points; and
•an increase in Net Package ADR of 6.4%; offset by
•a decrease in Net Non-package Revenue of $0.6 million.
•Net Non-package Revenue per sold room decreased 5.8% primarily due to a decrease of $1.0 million from the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2023 decreased $0.6 million, or 0.5%, compared to the year ended December 31, 2022 as a result of:
•an unfavorable impact of $17.0 million due to the appreciation of the Mexican Peso;
•an increase in labor and related expenses, which were partially due to union-negotiated and government-mandated wage benefit increases; and
•an increase in insurance premiums.
•These increases were partially offset due to us leveraging a majority of our direct expenses given the Net Package ADR growth compared to the year ended December 31, 2022.
•Our Owned Resort EBITDA Margin for the year ended December 31, 2023 was 34.2%, a decrease of 3.4 percentage points compared to the year ended December 31, 2022. Owned Resort EBITDA Margin was negatively impacted by 560 basis points due to the appreciation of the Mexican Peso and by 220 basis points due to increases in labor and related expenses. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 39.8%, an increase of 2.2 percentage points compared to the year ended December 31, 2022.

Pacific Coast
The following tables set forth information with respect to our operating metrics for our Pacific Coast segment for the years ended December 31, 2023 and 2022 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	70.2%	71.9%	(1.7)	pts	(2.4)%
Net Package ADR	$522.94	$464.66	$58.28		12.5%
Net Package RevPAR	$367.23	$334.20	$33.03		9.9%
	($ in thousands)
Net Package Revenue(1)	$124,120	$112,957	$11,163		9.9%
Net Non-package Revenue(1)	17,462	15,253	2,209		14.5%
Owned Net Revenue	141,582	128,210	13,372		10.4%
Owned Resort EBITDA	$53,509	$51,148	$2,361		4.6%
Owned Resort EBITDA Margin	37.8%	39.9%	(2.1)	pts	(5.3)%
________
(1)For the year ended December 31, 2022, includes $1.1 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2023 increased $13.4 million, or 10.4%, compared to the year ended December 31, 2022 and was driven by:
•an increase in Net Package ADR of 12.5%; and
•an increase in Net Non-package Revenue of $2.2 million, or 14.5%.
•Net Non-package Revenue per sold room increased 17.2% despite a decrease of $0.7 million from the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 22.9% compared to the year ended December 31, 2022 as a result of a higher MICE group contribution to our guest mix; partially offset by
•a decrease in Occupancy of 1.7 percentage points compared to the year ended December 31, 2022 driven by renovations at the two resorts in this segment and higher demand for European travel destinations from American sourced guests, which were partially offset by an increase in guests sourced from Mexico.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2023 increased $2.4 million, or 4.6%, compared to the year ended December 31, 2022 and includes:
•an unfavorable impact of $7.1 million due to the appreciation of the Mexican Peso;
•an increase in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases; and
•an increase in insurance premiums.
•These increases were partially offset due to us leveraging a majority of our direct expenses given the Net Package ADR growth compared to the year ended December 31, 2022.
•Our Owned Resort EBITDA Margin for the year ended December 31, 2023 was 37.8%, a decrease of 2.1 percentage points compared to the year ended December 31, 2022. Owned Resort EBITDA Margin was negatively impacted by 500 basis points due to the appreciation of the Mexican Peso and by 160 basis points due to increases in labor and related expenses. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 42.8%, an increase of 2.9 percentage points compared to the year ended December 31, 2022.

Dominican Republic
The following tables set forth information with respect to our operating metrics for our Dominican Republic segment for the years ended December 31, 2023 and 2022 for the total segment portfolio and the total segment portfolio excluding Jewel Punta Cana and Jewel Palm Beach:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	62.3%	68.1%	(5.8)	pts	(8.5)%
Net Package ADR	$366.83	$300.15	$66.68		22.2%
Net Package RevPAR	$228.71	$204.43	$24.28		11.9%
	($ in thousands)
Net Package Revenue(1)	$218,309	$197,283	$21,026		10.7%
Net Non-package Revenue(1)	35,391	33,689	1,702		5.1%
Owned Net Revenue	253,700	230,972	22,728		9.8%
Owned Resort EBITDA (2)	$80,078	$76,854	$3,224		4.2%
Owned Resort EBITDA Margin (2)	31.6%	33.3%	(1.7)	pts	(5.1)%
________
(1)For the year ended December 31, 2022, includes $3.9 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Total Portfolio excluding Jewel Punta Cana and Jewel Palm Beach

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	73.9%	62.1%	11.8	pts	19.0%
Net Package ADR	$471.83	$417.98	$53.85		12.9%
Net Package RevPAR	$348.73	$259.73	$89.00		34.3%
	($ in thousands)
Net Package Revenue(1)	$193,983	$144,476	$49,507		34.3%
Net Non-package Revenue(1)	31,224	23,308	7,916		34.0%
Owned Net Revenue	225,207	167,784	57,423		34.2%
Owned Resort EBITDA (2)	$95,468	$64,918	$30,550		47.1%
Owned Resort EBITDA Margin (2)	42.4%	38.7%	3.7	pts	9.6%
________
(1)For the year ended December 31, 2022, includes $2.2 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
(2)For the years ended December 31, 2023 and 2022, includes a benefit of $6.1 million and $7.2 million, respectively, from business interruption proceeds and recoverable expenses related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022. Excluding these benefits, Owned Resort EBITDA increased $31.6 million, or 54.8%, compared to the year ended December 31, 2022, and Owned Resort EBITDA Margin was 39.7%, an increase of 5.3 percentage points compared to the year ended December 31, 2022.

Segment Owned Net Revenue excluding Jewel Punta Cana and Jewel Palm Beach. Our Owned Net Revenue excluding Jewel Punta Cana and Jewel Palm Beach for the year ended December 31, 2023 increased $57.4 million, or 34.2%, compared to the year ended December 31, 2022. The increase in Owned Net Revenue, as well as all of the increases noted below, were heavily impacted by the temporary closure of Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana for a portion of the third and fourth quarters of 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona. The increase includes:
•an increase in Occupancy of 11.8 percentage points;
•an increase in Net Package ADR of 12.9%; and
•an increase in Net Non-package Revenue of $7.9 million, or 34.0%.

•Net Non-package Revenue per sold room increased 12.6%, which includes:
•a decrease of $0.8 million from the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect. Excluding this impact, Net Non-package Revenue per sold room increased 16.8% compared to the year ended December 31, 2022, driven by a higher MICE group contribution to our guest mix.
Segment Owned Resort EBITDA excluding Jewel Punta Cana and Jewel Palm Beach. Our Owned Resort EBITDA excluding Jewel Punta Cana and Jewel Palm Beach for the year ended December 31, 2023 increased $30.6 million, or 47.1%, compared to the year ended December 31, 2022, which was heavily impacted by the temporary closure of Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana for a portion of the third and fourth quarters of 2022 to expedite necessary clean up and repair work as a result of Hurricane Fiona.
•Our Owned Resort EBITDA Margin excluding Jewel Punta Cana and Jewel Palm Beach for the year ended December 31, 2023 was 42.4%, an increase of 3.7 percentage points compared to the year ended December 31, 2022.
Jamaica
The following tables set forth information with respect to our operating metrics for our Jamaica segment for the year ended December 31, 2023 and 2022 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2023	2022	Change		% Change
Occupancy	79.4%	73.6%	5.8	pts	7.9%
Net Package ADR	$452.96	$388.61	$64.35		16.6%
Net Package RevPAR	$359.71	$286.14	$73.57		25.7%
	($ in thousands)
Net Package Revenue(1)	$187,489	$149,142	$38,347		25.7%
Net Non-package Revenue(1)	32,414	31,176	1,238		4.0%
Owned Net Revenue	219,903	180,318	39,585		22.0%
Owned Resort EBITDA	$80,500	$56,279	$24,221		43.0%
Owned Resort EBITDA Margin	36.6%	31.2%	5.4	pts	17.3%
________
(1)For the year ended December 31, 2022, includes $1.0 million of on-property room upgrade revenue that was reclassified from net non-package revenue to net package revenue to conform with current period presentation.
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2023 increased $39.6 million, or 22.0%, compared to the year ended December 31, 2022. The increase was due to the following:
•an increase in Occupancy of 5.8 percentage points;
•an increase in Net Package ADR of 16.6%; and
•an increase in Net Non-package Revenue of $1.2 million, or 4.0%, which includes a decrease of $1.0 million due to the expiration of our Extended Stay Program late in the second quarter of 2022 as COVID-19-related travel restrictions were no longer in effect.
•Excluding this impact, Net Non-Package Revenue increased 7.4%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2023 increased $24.2 million, or 43.0%, compared to the year ended December 31, 2022. The increase was a result of Net Package ADR and Occupancy growth that enabled the segment to expand margins and offset pressures on wages and benefit related expenses and a decline in energy prices, partially offset by increases in insurance premiums compared to the year ended December 31, 2022.
•Our Owned Resort EBITDA Margin for the year ended December 31, 2023 increased 5.4 percentage points, or 17.3%, compared to the year ended December 31, 2022. Owned Resort EBITDA Margin was positively impacted by 60 basis points due to a decline in utilities expenses and energy prices compared to the year ended December 31, 2022.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income or loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$53,852	$56,706	$(89,682)
Interest expense	108,184	64,164	71,378
Income tax provision (benefit)	11,714	(5,553)	(7,403)
Depreciation and amortization expense	81,827	78,372	81,508
EBITDA	255,577	193,689	55,801
Other income (expense) (a)	353	(3,857)	1,471
Share-based compensation	13,207	11,892	13,163
Transaction expense (b)	4,705	15,110	1,321
Severance expense (c)	1,655	—	1,756
Other tax (income) expense (d)	(34)	502	617
Contract termination fees	(6,485)	—	400
Loss on extinguishment of debt	894	18,307	—
Impairment loss	—	—	24,011
Loss on sale of assets	5,069	6	676
Repairs from hurricanes and tropical storms (e)	(823)	8,074	475
Non-service cost components of net periodic pension cost	(2,171)	(1,104)	(520)
Adjusted EBITDA	$271,947	$242,619	$99,171
Other corporate (f)	57,653	52,658	39,401
The Playa Collection	(3,642)	(1,752)	—
Management fees	(7,030)	(3,828)	(2,291)
Owned Resort EBITDA (g)	$318,928	$289,697	$136,281
Less: Non-comparable Owned Resort EBITDA (h)	80,078	76,854	38,140
Comparable Owned Resort EBITDA	$238,850	$212,843	$98,141
________
(a)    Represents changes in foreign exchange rates and other miscellaneous non-operating expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations; debt refinancing costs; other capital raising efforts; and strategic initiatives, like the launch of a new resort or possible expansion into new markets. For the year ended December 31, 2023, our transaction expenses included $1.7 million of costs specifically related to our debt refinancing in December 2023.
(c)    Includes severance expenses for employee terminations resulting from non-recurring or unusual events, such as the departure of an executive officer or the disposition of a resort. It does not include severance expenses for employee terminations resulting from our ongoing resort operations. For the year ended December 31, 2023, represents severance expenses for terminated employees related to the sale of the Jewel Punta Cana.
(d)    Relates primarily to a Dominican Republic asset tax, which is an alternative tax that is similar to income tax in the Dominican Republic. We eliminate this expense from Adjusted EBITDA because it is similar to the income tax provision or benefit we eliminate from our calculation of EBITDA.
(e)    Includes significant repair and clean-up expenses incurred from natural events which are not expected to be offset by property damage insurance proceeds. It does not include repair and clean-up costs from natural events that are not considered significant. For the year ended December 31, 2023, represents changes in the expected repair and clean-up expenses for the Jewel Punta Cana related to the impact of Hurricane Fiona.
(f)    For the years ended December 31, 2023, 2022 and 2021, represents corporate salaries and benefits of $40.1 million for 2023, $35.9 million for 2022 and $26.4 million for 2021, professional fees of $9.7 million for 2023, $9.1 million for 2022, and $7.4 million for 2021, corporate rent and insurance of $3.9 million for 2023, $3.9 million for 2022, and $3.7 million for 2021, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $4.0 million for 2023, $3.8 million for 2022, and $1.9 million for 2021.
(g)    Owned Resort EBITDA for the years ended December 31, 2023 and 2022 includes $6.1 million and $7.2 million, respectively, of business interruption insurance proceeds and recoverable expenses due to the impact of Hurricane Fiona in 2022.
(h)    Our comparable portfolio for the year ended December 31, 2023 excludes the following resorts: Hilton La Romana All-Inclusive Resort and Hyatt Ziva and Hyatt Zilara Cap Cana, which were closed for a portion of the third and fourth quarters of 2022 for necessary clean up and repair work as a result of Hurricane Fiona, Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned the management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.

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
Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses since the beginning of 2022. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we experienced some improvement during 2023, we expect that inflationary pressures may remain elevated into 2024, but could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the year ended December 31, 2023 was $136.4 million, representing a decrease over 2022. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our revolving credit facility (the “Revolving Credit Facility”) and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of December 31, 2023, we had $272.5 million of available cash, which decreased from $283.9 million as of December 31, 2022. The decrease in available cash was primarily due to increased spending under our $200.0 million share repurchase program given improved performance across our portfolio as a result of increases in both Net Package ADR and Net Non-package Revenue from the ongoing leisure travel recovery and our pricing discipline to coincide with investments in guest satisfaction at our resorts.
As of January 31, 2024, we had approximately $291.8 million of available cash, and also had $225.0 million available on our Revolving Credit Facility.
Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, sales of our equity securities or short-term borrowings under our Revolving Credit Facility.
We expect to meet our long-term liquidity requirements generally through the sources of cash available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
Cash Requirements
Our expected material cash requirements for the year ended December 31, 2024 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.

As of December 31, 2023, we had $100.8 million of scheduled contractual obligations in 2024, which primarily relate to servicing our outstanding debt. Refer to the table below for a summary of our contractual commitments as of December 31, 2023 ($ in thousands):

	1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility commitment fees (1)	$863	$1,141	$578	$—	$2,582
Term Loan due 2029 principal payments	11,000	22,000	22,000	1,034,000	1,089,000
Term Loan due 2029 interest payments (2)	85,685	141,491	135,632	3,729	366,537
Operating and finance lease obligations	2,009	4,120	3,991	5,624	15,744
Pension obligation	1,256	2,799	3,173	7,479	14,707
Total contractual obligations	$100,813	$171,551	$165,374	$1,050,832	$1,488,570
________
(1)The commitment fee, which may range from 0.25% to 0.50% depending on certain leverage ratios, was 0.38% on the $225.0 million undrawn balance of our Revolving Credit Facility as of December 31, 2023.
(2)The interest commitment on our Term Loan due 2029 is calculated based on SOFR plus 325 basis points with a 0.50% SOFR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range between 6.28% and 8.59%. Interest payments were calculated using the forecasted one-month forward-looking SOFR curve.
In addition, as of December 31, 2023, we estimate that we will incur between $80.0 million and $90.0 million of capital expenditures for 2024, of which $35.0 million to $40.0 million is related to maintenance of our resorts and the remainder relates to return-on-investment oriented projects.
We are continuing to monitor our liquidity and we may pursue additional sources of liquidity as needed. The availability of additional liquidity options will depend on the economic and financial environment, our credit, our historical and projected financial and operating performance and continued compliance with financial covenants. If operating conditions decline or are materially adversely impacted, we may not be able to maintain our current liquidity position or access additional sources of liquidity at acceptable terms or at all.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements ($ in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$136,374	$158,230
Net cash provided by (used in) investing activities	50,532	(27,149)
Net cash used in financing activities	(198,331)	(140,713)
Decrease in cash and cash equivalents	$(11,425)	$(9,632)

Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. Our net cash provided by operating activities for the year ended December 31, 2023 was $136.4 million, compared to $158.2 million for the year ended December 31, 2022.
Cash Flows from Investing Activities
For the year ended December 31, 2023, our net cash provided by investing activities was $50.5 million. For the year ended December 31, 2022, our net cash used in investing activities was $27.1 million.
Activity for the year ended December 31, 2023:
•Purchases of property and equipment, which primarily consisted of maintenance expenditures and developmental expenditures for ongoing renovations of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos, of $46.2 million;
•Property damage insurance proceeds related to the impacts of Hurricane Fiona of $18.0 million;
•Purchases of intangible assets of $0.2 million; and
•Net proceeds from the sale of assets, primarily consisting of the Jewel Punta Cana, of $79.0 million.
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
Cash Flows from Financing Activities
Our net cash used in financing activities was $198.3 million for the year ended December 31, 2023, compared to $140.7 million of net cash used in financing activities for the year ended December 31, 2022.
Activity for the year ended December 31, 2023:
•Quarterly repayments on our Term Loan due 2029 of $11.0 million; and
•Repurchases of ordinary shares of $186.9 million.
Activity for the year ended December 31, 2022:
•Net proceeds from our Term Loan due 2029 resulting from our December 2022 refinancing of $1,061.5 million;
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
Share Repurchases and Dividends
On December 7, 2023, our Board authorized a new $200.0 million share repurchase program, replacing the previous $200.0 million repurchase authorization announced in February 2023, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
During the year ended December 31, 2023, we repurchased 23,295,093 ordinary shares under the programs at an average price of $7.95 per share, and during the year ended December 31, 2022, we repurchased 7,838,992 ordinary shares under the previous program at an average price of $5.90 per share. As of December 31, 2023, we had approximately $196.4 million remaining under our share repurchase program.
No cash dividends were paid for the year ended December 31, 2023. We also do not plan on paying cash dividends on our ordinary shares in the foreseeable future.
Senior Secured Credit Facility
As of December 31, 2023, our total debt obligations were $1,094.2 million, which represents the $1,089.0 million principal amount outstanding under our Term Loan due 2029 and Revolving Credit Facility, which together comprise our Senior Secured Credit Facility, and the $5.2 million finance lease obligation, excluding $26.5 million of issuance discounts and $6.4 million of unamortized debt issuance costs.
For discussion of our debt obligations, including the amendment executed in December 2023 to decrease the applicable interest rate, refer to Note 12 to the Consolidated Financial Statements.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities, including our pension obligation, and debt. See Note 14, “Fair value of financial instruments,” to our Consolidated Financial Statements for more information.
Related Party Transactions
See Note 6, “Related party transactions,” to our Consolidated Financial Statements for information on these transactions.
Critical Accounting Estimates
Our Consolidated Financial Statements included herein have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures. A number of our significant accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe our estimates, assumptions and judgments with respect to such policies are reasonable based upon information presently available. However, actual results may differ significantly from these estimates under different assumptions, judgments or conditions, which could have a material effect on our financial position, results of operations and related disclosures.
Property and equipment, net - Estimating useful lives of property and equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five to 50 years for buildings, seven to 18 years for fixtures and machinery and four to 12 years for furniture and other fixed assets.

We are required to apply judgment in determining the estimated useful lives of our property and equipment for purposes of calculating the amount of depreciation expense to record each year with respect to the assets. Changes to the significant assumptions or estimates of useful lives could materially affect our results of operations; however, there were no significant changes to our estimates of useful lives during the year ended December 31, 2023.
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
As of December 31, 2023, incorporating a 5.0% decline in our underlying undiscounted future cash flow projections would not result in the estimated cash flows falling below the carrying value for any of our asset groups.

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

Derivative financial instruments - Estimating future one-month SOFR
We use derivative financial instruments, primarily interest rate swap contracts, to hedge our exposure to interest rate risk. Such derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive income or loss and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet this criteria, then the change in fair value is recognized in earnings. The fair value of our interest rate swaps is the present value of estimated future cash flows, calculated as the difference between the fixed rate paid by us and the variable rate received from our counterparty, multiplied by the notional principal amount.
The fair value of our interest rate swaps at period end is most significantly affected by our estimate of future one-month Secured Overnight Financing Rate (“SOFR”) interest rates through the contractual period to maturity. It is also affected by changes in our own and our counterparty's specific credit risk, which are incorporated into the credit valuation adjustment, as well as the discount rate applied to our estimated future cash flows of the interest rate swaps. Changes to these significant inputs or estimates could materially affect our recorded interest expense and our results of operations.
As of December 31, 2023, incorporating a 50 basis point decrease in the forecasted one-month SOFR rates through the maturity date of our derivative financial instruments would result in a $5.1 million impact to our results of operations by increasing interest expense.

Recent Accounting Pronouncements
See the recent accounting pronouncements in the “Accounting standards” section of Note 2 to our Consolidated Financial Statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects our long-term debt bearing interest at a variable interest rate. We currently use interest rate swaps (see Note 13 to our Consolidated Financial Statements) to manage our exposure to this risk. As of December 31, 2023, 51% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 3.25%.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2023 approximately 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 74% of our resort-level operating expenses for the year ended December 31, 2023 were denominated in the local currencies in the countries in which we operate. As a result, our operating expenses reported on our Consolidated Statements of

Operations are affected by movements in exchange rates. The foreign currencies in which our expenses are primarily denominated are the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2023 would have impacted our Owned Resort EBITDA by approximately $11.0 million on a year-to-date basis.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2023 would have impacted our Owned Resort EBITDA by approximately $6.8 million on a year-to-date basis.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2023 would have impacted our Owned Resort EBITDA by approximately $5.5 million on a year-to-date basis.
On January 10, 2024, we entered into foreign currency forward contracts to hedge certain portions of our forecasted cash flows that are denominated in Mexican Pesos. The forward contracts have a total notional amount of $109.5 million, or MXN 1.9 billion, and will be settled monthly in USD with maturity dates between January 2024 and December 2024.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Playa Hotels & Resorts N.V.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company accounts for income taxes using the asset and liability method, under which the Company recognizes deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards in accordance with ASC 740. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including three- year cumulative earnings/loss and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carry forward periods available for tax reporting purposes, and prudent and feasible tax planning strategies. The Company’s valuation allowances were $177.8 million as of December 31, 2022, and $222.7 million as of December 31, 2023.

The Company’s valuation allowances have historically been material, given the losses in prior years primarily attributable to COVID-19. Additionally, the analysis of valuation allowances is a subjective area of ASC 740 as the analysis includes the weighting of positive and negative evidence that is both objective and subjective in nature. Further, the Company’s profitability profile has been changing over the past two years as the Company recovers from the impact of the COVID-19 pandemic. As a result, certain valuation allowances were released in the current year.
We identified valuation allowances as a critical audit matter due to the significant judgments and assumptions management utilizes to estimate valuation allowances and future forecasts, including the material release of current year valuation allowances that were established in prior years. This requires a high degree of auditor judgment and an increased level of effort, including the need to involve income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates of taxable income.
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
•We evaluated the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable, particularly, the Company’s three- year cumulative income / loss analysis by tax paying component.
•We evaluated the Company’s transfer pricing methodology and the impact to the relevant operating results as part of the above evaluation.
•With the assistance of our income tax specialists, we assessed the reasonableness of management's estimates of taxable income by considering the four sources of income as prescribed under ASC 740:
1.Future reversals of existing taxable temporary differences (i.e., assessing the reasonableness of the Company’s estimate of the turning of its most significant deferred tax liabilities)
2.Future taxable income exclusion of reversing of temporary differences, leveraging the historic three-year cumulative income / loss analysis
3.Taxable income in prior carryback year(s)
4.Tax planning strategies
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit (i.e. forecasted pre-tax income, if source applicable).
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
February 22, 2024
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Playa Hotels & Resorts N.V.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
McLean, VA
February 22, 2024

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$272,520	$283,945
Trade and other receivables, net	74,762	62,946
Insurance recoverable	9,821	34,191
Accounts receivable from related parties	5,861	8,806
Inventories	19,963	20,046
Prepayments and other assets	54,294	44,177
Property and equipment, net	1,415,572	1,536,567
Derivative financial instruments	2,966	3,510
Goodwill, net	60,642	61,654
Other intangible assets	4,357	6,556
Deferred tax assets	12,967	7,422
Total assets	$1,933,725	$2,069,820
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$196,432	$231,652
Payables to related parties	10,743	6,852
Income tax payable	11,592	990
Debt	1,061,376	1,065,453
Other liabilities	33,970	30,685
Deferred tax liabilities	64,815	69,326
Total liabilities	1,378,928	1,404,958
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 169,423,980 shares issued and 136,081,891 shares outstanding as of December 31, 2023, and 168,275,504 shares issued and 158,228,508 shares outstanding as of December 31, 2022)	18,822	18,700
Treasury shares (at cost, 33,342,089 shares as of December 31, 2023 and 10,046,996 shares as of December 31, 2022)	(248,174)	(62,953)
Paid-in capital	1,202,175	1,189,090
Accumulated other comprehensive income (loss)	1,112	(6,985)
Accumulated deficit	(419,138)	(472,990)
Total shareholders' equity	554,797	664,862
Total liabilities and shareholders' equity	$1,933,725	$2,069,820

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations
($ in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Package	$824,122	$723,375	$445,763
Non-package	121,422	116,602	79,805
The Playa Collection	3,642	1,752	—
Management fees	7,030	3,828	2,291
Cost reimbursements	12,475	9,706	5,806
Other revenues	8,813	1,000	974
Total revenue	977,504	856,263	534,639
Direct and selling, general and administrative expenses
Direct	516,449	459,030	326,979
Selling, general and administrative	192,822	186,608	119,895
Depreciation and amortization	81,827	78,372	81,508
Reimbursed costs	12,475	9,706	5,806
Impairment loss	—	—	24,011
Loss on sale of assets	5,069	6	676
Gain on insurance proceeds	(5,580)	—	—
Business interruption insurance recoveries	(555)	(7,226)	—
Direct and selling, general and administrative expenses	802,507	726,496	558,875
Operating income (loss)	174,997	129,767	(24,236)
Interest expense	(108,184)	(64,164)	(71,378)
Loss on extinguishment of debt	(894)	(18,307)	—
Other (expense) income	(353)	3,857	(1,471)
Net income (loss) before tax	65,566	51,153	(97,085)
Income tax (provision) benefit	(11,714)	5,553	7,403
Net income (loss)	$53,852	$56,706	$(89,682)

Earnings (loss) per share
Basic	$0.36	$0.34	$(0.55)
Diluted	$0.36	$0.34	$(0.55)
Weighted average number of shares outstanding during the period - Basic	148,063,358	164,782,886	163,370,410
Weighted average number of shares outstanding during the period - Diluted	150,309,674	166,077,802	163,370,410

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$53,852	$56,706	$(89,682)
Other comprehensive income
Gain on interest rate swaps (see Note 13)	5,474	11,737	11,737
Release of foreign currency translation reserve related to resort sales (see Note 4)	2,652	—	140
Pension obligation (loss) gain, net of tax (see Note 15)	(29)	(51)	401
Total other comprehensive income	8,097	11,686	12,278
Comprehensive income (loss)	$61,949	$68,392	$(77,404)

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(436,606)	$560,822
Cumulative effect of accounting changes, net of tax	—	—	—	—	—	—	(3,408)	(3,408)
Balance at January 1, 2021	134,571,290	$14,871	2,198,796	$(16,642)	$1,030,148	$(30,949)	$(440,014)	$557,414
Net loss	—	—	—	—	—	—	(89,682)	(89,682)
Other comprehensive income	—	—	—	—	—	12,278	—	12,278
Equity issuance, net	28,750,000	3,512	—	—	134,204	—	—	137,716
Share-based compensation, net of tax withholdings	1,116,990	135	9,208	(55)	13,028	—	—	13,108
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	56,706	56,706
Other comprehensive income	—	—	—	—	—	11,686	—	11,686
Share-based compensation	1,629,220	182	—	—	11,710	—	—	11,892
Repurchase of ordinary shares	(7,838,992)	—	7,838,992	(46,256)	—	—	—	(46,256)
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862
Net income	—	—	—	—	—	—	53,852	53,852
Other comprehensive income	—	—	—	—	—	8,097	—	8,097
Share-based compensation	1,148,476	122	—	—	13,085	—	—	13,207
Repurchase of ordinary shares	(23,295,093)	—	23,295,093	(185,221)	—	—	—	(185,221)
Balance at December 31, 2023	136,081,891	$18,822	33,342,089	$(248,174)	$1,202,175	$1,112	$(419,138)	$554,797

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$53,852	$56,706	$(89,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,827	78,372	81,508
Amortization of debt discount and issuance costs	6,471	3,952	4,116
Loss on extinguishment of debt	894	18,307	—
Share-based compensation	13,207	11,892	13,163
Loss (gain) on derivative financial instruments	6,018	(14,316)	(12,060)
Impairment loss	—	—	24,011
Deferred income taxes	(3,031)	(6,994)	(10,017)
Loss on sale of assets	5,069	6	676
Amortization of key money	(773)	(1,228)	(622)
Provision for (recovery of) doubtful accounts	375	(870)	(672)
Other	(671)	456	701
Changes in assets and liabilities:
Trade and other receivables, net	(12,310)	(16,585)	(23,223)
Insurance recoverable	6,381	(40,579)	—
Accounts receivable from related parties	2,945	(825)	(378)
Inventories	(1,373)	(2,018)	(4,353)
Prepayments and other assets	(8,469)	(999)	8,798
Trade and other payables	(29,703)	68,759	43,130
Payables to related parties	3,891	1,802	(5,377)
Income tax payable	11,403	162	480
Other liabilities	371	2,230	(555)
Net cash provided by operating activities	136,374	158,230	29,644
INVESTING ACTIVITIES
Capital expenditures	(46,186)	(28,735)	(17,334)
Purchase of intangibles	(235)	(484)	(308)
Receipt of key money	—	—	1,863
Payment of key money	—	(4,500)	—
Proceeds from the sale of assets, net	78,964	182	89,179
Property damage insurance proceeds	17,989	6,388	—
Net cash provided by (used in) investing activities	50,532	(27,149)	73,400
FINANCING ACTIVITIES
Proceeds from debt issuance, net of discount	—	1,061,500	—
Issuance costs of debt	(6)	(6,812)	—
Proceeds from ordinary shares, net of issuance costs	—	—	137,716
Repayment of debt	(11,000)	(941,868)	(34,479)
Repayment of debt from related parties	—	(208,545)	(681)
Repayments of borrowings on revolving credit facility	—	—	(84,667)
Repurchase of ordinary shares	(186,889)	(44,588)	—
Repurchase of ordinary shares for tax withholdings	—	—	(55)
Principal payments on finance lease obligations	(436)	(400)	(161)
Net cash (used in) provided by financing activities	(198,331)	(140,713)	17,673
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,425)	(9,632)	120,717
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	$283,945	$293,577	$172,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$272,520	$283,945	$293,577

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows (Continued)
($ in thousands)

	Year Ended December 31,
	2023	2022	2021
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$272,520	$283,945	$270,088
Restricted cash	—	—	23,489
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$272,520	$283,945	$293,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$97,097	$75,492	$78,945
Cash paid for income taxes, net	$4,393	$1,098	$2,127
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$2,430	$2,328	$929
Costs of sale not yet paid	$890	$—	$—
Intangible assets capitalized but not yet paid	$—	$—	$155
Repurchase of ordinary shares not yet settled	$—	$1,668	$—
Par value of vested restricted share awards	$122	$182	$135
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,151	$—	$262
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$3,925
The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Consolidated Financial Statements
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”) is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 24 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements (our “Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
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
For purposes of calculating our tax liability in certain foreign jurisdictions, we index our depreciable tax bases in certain assets for the effects of inflation based upon statutory inflation factors. The effects of these indexation adjustments are reflected in income tax (provision) benefit in the Consolidated Statements of Operations. The remeasurement gains and losses related to deferred tax assets and liabilities are reported in the income tax (provision) benefit.

Foreign exchange gains and losses are presented within other (expense) income in the Consolidated Statements of Operations. We recognized foreign currency losses of $1.3 million, $0.9 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The assets’ estimated useful lives and residual values are reviewed at least annually, with the effect of any changes in estimates accounted for on a prospective basis.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. We did not recognize any impairment losses on property and equipment for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, we recognized impairment losses on property and equipment of $24.0 million.
Revenue recognition
Revenue is recognized on an accrual basis when the rooms are occupied and services have been rendered. We primarily derive our revenue from the following sources:
•Package revenue: Revenues derived from all-inclusive packages purchased by our guests, which include room accommodations and premium room upgrades, food and beverage services and entertainment activities, are included in the package revenue line item of the Consolidated Statements of Operations and are considered one performance obligation. Contract liabilities consist of advanced deposits received from customers which are deferred until the rooms are occupied and the services have been rendered. Advance deposits are included in trade and other payables in the Consolidated Balance Sheets. Revenue is measured at the fair value of the consideration received or receivable, stated net of estimated discounts, rebates, certain compulsory tips, and value-added taxes and recognized when our performance obligation of all-inclusive services is considered transferred to the customer.
•Non-package revenue: Revenue associated with premium services and amenities that are not included in the all-inclusive package such as dining experiences, wines and spirits and spa packages which are included in the non-package revenue line item of the Consolidated Statements of Operations. Revenue is recognized based on the agreed upon price after the completion of the sale when the product or service is transferred to the customer, net of certain compulsory tips. Food and beverage revenue not included in a guest’s all-inclusive package is recognized when the goods are consumed.
•Management fees: Revenue derived from resorts that we manage, typically under long-term contracts with the property owner. Management fees are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. We recognize revenue over the term of the service period as the third-party owners benefit from our management services. Revenue from management contracts is included in the management fees line item of the Consolidated Statements of Operations.
•Cost reimbursements: Revenue derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. These revenues are fully offset by reimbursed costs and have no impact on net income or loss. Cost reimbursements are recognized when agreed upon reimbursable costs are incurred from managing resorts owned by third-parties and included in the cost reimbursements line item of the Consolidated Statements of Operations.

•The Playa Collection revenue: Revenue derived from the fees paid to us from the third-party owned loyalty program, The Playa Collection. These fees typically consist of license fees to use the intellectual property to operate the program, marketing fees for the right to market and promote the program, and support fees for the cooperation and support from our personnel. We recognize license fee revenue based on a percentage of membership sales as they occur and marketing and support fee revenue when we have the right to invoice for services performed. Revenue is included in The Playa Collection line item of the Consolidated Statements of Operations.
•Other revenues: Other operating revenues not included in the above categories, such as centralized service fees charged to third-party owners of the resorts we manage or contract termination fees. Revenue is recognized as our performance obligation of services is considered transferred to the customer. These revenues are included in the other revenues line item of the Consolidated Statements of Operations.
Revenue from operations in the Dominican Republic is net of statutory withholdings for government mandated compulsory tips of $8.1 million, $8.2 million and $4.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Income taxes
We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards. For purposes of these Consolidated Financial Statements, our income tax (provision) benefit was calculated on a return basis as though we had filed our tax returns in the applicable jurisdictions in which we operate.
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
Dividends
We must comply with the provisions of Dutch law, our Articles of Association and the covenants in our Senior Secured Credit Facility (as defined in Note 12) if we want to pay cash dividends. We currently intend to retain any earnings for future operations and expansion. Any future determination to pay dividends will be at the discretion of our shareholders at our general meeting of shareholders (the “General Meeting”), subject to a proposal from our Board, and will depend on our actual and projected financial condition, liquidity and results of operations, capital requirements, prohibitions and other restrictions contained in current or future financing instruments and applicable law, and such other factors as our Board deems relevant.
Debt
Debt is carried at amortized cost. Debt issuance costs and discounts incurred on debt are recorded in the Consolidated Balance Sheets as direct deductions to the principal and are amortized over the term of the debt under the effective interest rate method.
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
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive income in our Consolidated Statements of Comprehensive Income (Loss) and reclassified into interest expense in our Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings. If a derivative contract does not meet these criteria, then the change in fair value is recognized in interest expense. Cash flows from a derivative financial instrument that is classified as a cash flow hedge are recorded in the same category as the cash flows from the items being hedged in the Consolidated Statements of Cash Flows.
Goodwill
Goodwill arises in connection with business combinations and is generally allocated to our reporting units, which are also our operating segments, based on their relative fair values. Goodwill is allocated to our Yucatán Peninsula and Jamaica reportable segments and is reviewed for impairment annually on July 1st and October 1st, respectively, or more frequently if events or changes in circumstances indicate a potential impairment. No goodwill impairment was recognized for the years ended December 31, 2023, 2022, and 2021.
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
Other intangible assets
The useful life for definite lived intangibles is determined to be equal to their economic life. An impairment loss is recognized for our indefinite or definite lived assets when the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2023, 2022, and 2021.
Cloud computing arrangements
We capitalize application development stage costs associated with cloud computing arrangements (CCAs). Capitalized implementation costs are included in prepayments and other assets in our Consolidated Balance Sheets. Amortization is calculated on a straight-line basis over the term of the hosting arrangement and is included in selling, general and administrative expenses in our Consolidated Statements of Operations.
Cash and cash equivalents
Cash and cash equivalents are comprised of cash balances and highly liquid cash deposits with maturities at the date of acquisition of three months or less, which are readily convertible to known amounts of cash and are subject to an insignificant risk of changes in value. We classify these cash instruments as Level 1. Financial instruments that potentially subject us to a concentration of credit risk consist of cash on deposit at financial institutions where the deposits are either uninsured or in excess of insured limits and money market fund balances. Substantially all of our cash is held by financial institutions that we believe are of high-credit quality.
Restricted cash
Restricted cash consists of cash balances restricted in use by contractual obligations with third-parties.
Trade and other receivables, net
Trade and other receivables include amounts due from guests, tour operators, travel agents and other vendors for merchandise sold or services performed in the ordinary course of business as well as other miscellaneous receivables. Collection of these amounts is expected in one year or less. When necessary, the carrying amount of our receivables is reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected. When a trade receivable is considered uncollectible, it is written off against the allowance for doubtful accounts. Subsequent recoveries of amounts previously written off are credited against the allowance accounts. Changes in the carrying amount of the allowance for doubtful accounts are recognized as bad debt expense within selling, general and administrative expenses in the Consolidated Statements of Operations.
Inventories
Inventories consist of food, beverages and other items related to consumption and are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method, not to exceed the market value.
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2023, 2022, and 2021, we recorded advertising costs of $23.2 million, $23.0 million and $15.4 million, respectively. Advertising costs are presented within selling, general and administrative expenses in the Consolidated Statements of Operations.
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
For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. Operating lease expense is reported in direct expense or selling, general and administrative expense in the Consolidated Statements of Operations depending on the nature of the lease. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset. However, if the lessor transfers ownership of the finance lease right of use asset to us at the end of the lease term, the finance lease right of use asset is amortized over the useful life of the leased asset. Amortization expense is recorded within depreciation and amortization in the Consolidated Statements of Operations. Interest expense is incurred based on the carrying value of the lease liability and is recorded within interest expense in the Consolidated Statements of Operations.
Assets and liabilities held for sale
We classify resorts as held for sale when the sale is probable, will be completed within one year and actions to complete the sale are unlikely to change or it is unlikely that the sale will not occur. This is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until all the following conditions are met:
•our Board has approved the sale (to the extent that the dollar amount of the sale requires Board approval);
•a binding agreement to sell the resort has been signed under which the buyer has committed a significant deposit or amount of nonrefundable cash; and
•no significant financing contingencies exist that could prevent the transaction from being completed in a timely manner.
If these criteria are met, we will cease recording depreciation expense, record an impairment loss to the extent the carrying amount of the resort exceeds the fair value and classify the assets and related liabilities as held for sale on the Consolidated Balance Sheets. Assets and related liabilities classified as held for sale are measured at the lower of their carrying value or fair value less costs to sell. Gains or losses on sales are recognized at the time of sale.
Accounting standards
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to us:

Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Annual periods beginning after December 15, 2023	We are in the process of evaluating the impact of ASU No. 2023-07 on the Consolidated Financial Statements with respect to our segment disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update require that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold.	Annual periods beginning after December 15, 2024	We are in the process of evaluating the impact of ASU No. 2023-09 on the Consolidated Financial Statements with respect to our income tax disclosures.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 17) ($ in thousands):

	Year Ended December 31, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$280,544	$127,830	$218,309	$197,439	$—	$824,122
Non-package revenue	35,490	17,675	35,843	32,414	—	121,422
The Playa Collection	—	—	—	—	3,642	3,642
Management fees	152	—	—	—	6,878	7,030
Cost reimbursements	—	—	—	4,947	7,528	12,475
Other revenues	—	—	—	—	8,813	8,813
Total revenue	$316,186	$145,505	$254,152	$234,800	$26,861	$977,504

	Year Ended December 31, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue (1)	$251,788	$116,172	$197,440	$157,975	$—	$723,375
Non-package revenue (1)(2)(3)	36,244	15,493	33,689	31,176	—	116,602
The Playa Collection (2)	—	—	—	—	1,752	1,752
Management fees	137	—	—	—	3,691	3,828
Cost reimbursements	—	—	—	4,487	5,219	9,706
Other revenues (3)	—	—	—	—	1,000	1,000
Total revenue	$288,169	$131,665	$231,129	$193,638	$11,662	$856,263

	Year Ended December 31, 2021
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue (1)	$166,000	$69,118	$126,805	$83,840	$—	$445,763
Non-package revenue (1)(3)	28,687	10,066	23,086	17,966	—	79,805
Management fees	84	—	—	—	2,207	2,291
Cost reimbursements	—	—	—	2,853	2,953	5,806
Other revenues (3)	—	—	—	—	974	974
Total revenue	$194,771	$79,184	$149,891	$104,659	$6,134	$534,639
________
(1)Includes $10.1 million and $7.8 million of on-property room upgrade revenue for the years ended December 31, 2022 and 2021, respectively, that was reclassified from non-package revenue to package revenue to conform with current period presentation.
(2)Includes $1.8 million that was reclassified from non-package revenue to The Playa Collection for the year ended December 31, 2022 to conform with current period presentation.
(3)Includes $1.0 million that was reclassified from non-package revenue to other revenues for the years ended December 31, 2022 and 2021 to conform with current period presentation.
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

Contract assets and liabilities

We do not have any material contract assets as of December 31, 2023 and 2022 other than trade and other receivables on our Consolidated Balance Sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 16) within trade and other payables on our Consolidated Balance Sheets. Our advanced deposits are generally recognized as revenue within one year.
Contract costs

We consider sales commissions earned to be incremental costs of obtaining a contract with our customers. As a practical expedient, we expense these costs as incurred when the period to be benefited is less than one year. We also consider key money payments to be incremental costs of obtaining management contracts. These costs are capitalized within prepayments and other assets and amortized on a straight-line basis over the term of the management agreement (see Note 16).
Termination of Management Agreements
We terminated our management agreements for the Hyatt Ziva Riviera Cancún and Hyatt Zilara Riviera Maya effective December 15, 2023 and received $6.5 million of termination fees from the owner of the resorts, which are recorded within other revenues in the Consolidated Statements of Operations for the year ended December 31, 2023.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of December 31,
	2023	2022
Property and equipment, gross
Land, buildings and improvements	$1,646,452	$1,765,130
Fixtures and machinery(1)	86,717	88,333
Furniture and other fixed assets	203,639	213,005
Construction in progress	22,077	10,293
Total property and equipment, gross	1,958,885	2,076,761
Accumulated depreciation	(543,313)	(540,194)
Total property and equipment, net	$1,415,572	$1,536,567
________
(1) Includes the gross balance of our finance lease right-of-use assets of $6.3 million (see Note 8). Amortization expense for our finance lease assets was $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Depreciation expense for property and equipment was $79.7 million, $76.9 million and $80.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, we capitalized $0.3 million of interest expense on qualifying assets using the weighted-average interest rate of our debt. We did not capitalize any interest expense for the years ended December 31, 2022 and 2021.
Hurricane Fiona
On September 19, 2022, Hurricane Fiona, a Category 1 hurricane, made landfall on the eastern coast of the Dominican Republic and caused non-structural damage to the Hyatt Ziva and Hyatt Zilara Cap Cana, Hilton La Romana All-Inclusive Resort, Jewel Punta Cana and Jewel Palm Beach resorts. As a result of the hurricane, the Hyatt Ziva and Hyatt Zilara Cap Cana and Hilton La Romana All-Inclusive Resort were temporarily closed beginning in late September 2022 for necessary clean-up and repairs through November 2022, when they were reopened and fully operational. Our insurance policies provide coverage for business interruption, including lost profits, and reimbursement for costs related to the property damages and losses we have incurred.
As a result of Hurricane Fiona, we incurred $40.8 million of estimated clean-up and repair expenses and $0.7 million to write off damaged property and equipment and inventory, which were offset with our expected property damage insurance recoveries of

$33.4 million. The net expense due to property damage is recorded within selling, general, and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2022. We also incurred $8.8 million of unavoidable operating costs while the resorts were temporarily closed, which are included in direct expense and selling, general, and administrative expense, and estimated we would recover $7.2 million of these costs through insurance, after applying our deductible, which are included in business interruption insurance recoveries in the Consolidated Statements of Operations for the year ended December 31, 2022. We received property damage insurance proceeds of $6.4 million during the year ended December 31, 2022.
We received $13.2 million and $18.0 million of business interruption and property damage insurance proceeds, respectively, during the year ended December 31, 2023. We expect to receive the remaining proceeds in 2024.
The property we manage in the Dominican Republic, Sanctuary Cap Cana, also sustained damage from Hurricane Fiona and was temporarily closed in late September 2022 for necessary clean-up and repairs. The resort reopened on January 20, 2023.
Sale of Jewel Punta Cana

On November 3, 2023, we entered into an agreement to sell our equity interest in Jewel Punta Cana, which is reported within our Dominican Republic reportable segment, for $82.0 million in cash consideration. On December 15, 2023, we completed the sale, received total net cash consideration of $79.1 million, after customary closing costs, and recognized a loss of $5.0 million within loss on sale of assets in the Consolidated Statements of Operations for the year ended December 31, 2023. We also incurred a capital gains tax of $12.0 million on the sale, which we expect to pay to the taxing authority in the Dominican Republic in 2024. The capital gains tax is recorded within income tax (provision) benefit in the Consolidated Statements of Operations. We entered into a long-term management agreement to manage the resort immediately following the sale.
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
Note 5. Income taxes
Net income (loss) before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$11,471	$1,896	$1,517
Foreign	54,095	49,257	(98,602)
Net income (loss) before tax	$65,566	$51,153	$(97,085)
The components of our income tax (provision) benefit for the years ended December 31, 2023, 2022 and 2021 were as follows ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Domestic	$(440)	$—	$—
Foreign	(14,305)	(1,243)	(2,706)
Total current income tax provision	(14,745)	(1,243)	(2,706)
Deferred
Domestic	(2,471)	5,333	—
Foreign	5,502	1,463	10,109
Total deferred income tax benefit	3,031	6,796	10,109
Income tax (provision) benefit	$(11,714)	$5,553	$7,403

Reconciliation of the Netherlands statutory income tax rate to actual income tax rate
A reconciliation of the Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
	2023		2022		2021
Income tax (provision) benefit at statutory rate	$(16,917)	25.8%	$(13,197)	25.8%	$24,272	25.0%
Differences between statutory rate and foreign rates	51,940	(79.2)%	31,490	(61.6)%	16,741	17.2%
Inflation adjustments	2,661	(4.1)%	10,106	(19.8)%	7,312	7.5%
Nondeductible interest and expenses	(11,742)	17.9%	(5,202)	10.2%	(12,969)	(13.4)%
Foreign exchange rate differences	(5,049)	7.7%	(3,570)	7.0%	(7,950)	(8.2)%
Dutch and U.S. tax rate change	—	—%	—	—%	2,753	2.8%
Capital gains tax	(12,044)	18.4%	—	—%	—	—%
Change in valuation allowance	(21,367)	32.6%	(13,941)	27.3%	(20,820)	(21.4)%
Other	804	(1.2)%	(133)	0.3%	(1,936)	(2.0)%
Income tax (provision) benefit	$(11,714)	17.9%	$5,553	(10.8)%	$7,403	7.5%
We are domiciled in the Netherlands and are taxed in the Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25.8%.
For the year ended December 31, 2023, we recognized an income tax expense of $11.7 million, resulting in an effective tax rate for the year of 17.9%. The 2023 income tax expense was driven primarily by $16.9 million of expense on the tax impact of book income, $11.7 million of tax expense on non-deductible stock compensation and other expenses, $5.0 million of tax expense due to foreign exchange rate fluctuations, $12.0 million of tax expense related to a capital gains tax recorded on the equity sale of Jewel Punta Cana in December 2023, and a $21.4 million increase in valuation allowance primarily due to current year losses that are not more likely than not realizable. The 2023 income tax expense was partially offset by a $51.9 million tax benefit from our rate-favorable jurisdictions, and a $2.7 million benefit due to inflation adjustments.
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
For the year ended December 31, 2021, we recognized an income tax benefit of $7.4 million, resulting in an effective tax rate for the year of 7.5%. The 2021 income tax benefit was driven primarily by a $24.3 million benefit on the tax impact of book losses, a $7.3 million tax benefit associated with inflation adjustments, a $16.7 million tax benefit from our rate-favorable jurisdictions, and a $2.8 million tax benefit on measurement of deferred tax assets and liabilities pursuant to statutory tax rate changes. The 2021 income tax benefit was partially offset by $13.0 million of tax expense on non-deductible stock compensation and other expenses, an $8.0 million tax expense due to changes in foreign exchange rates, a $20.8 million increase in our valuation allowance 1, and a $1.9 million tax expense on other miscellaneous items.
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
Effects of Tax Legislative Changes
Our tax provisions for the years ended December 31, 2023 and 2022 were not significantly impacted by income tax legislative changes enacted in any jurisdictions.

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
Dominican Republic

Our Dominican Republic entities are potentially subject to income tax and asset tax. We account for the Dominican Republic hybrid tax expense in accordance with ASC 740, Income Taxes. Our Dominican Republic taxes for the year ended December 31, 2021 were determined based upon Advanced Pricing Agreements (“APA”) approved by the Ministry of Finance of the Dominican Republic. We have not yet received any APAs for the years ended December 31, 2023 and 2022.

During 2023, our Dominican Republic entities were subject to income tax and asset tax. For the year ended December 31, 2023, we recorded current tax expense of $1.0 million and a deferred tax benefit of $2.6 million.

During 2022, our Dominican Republic entities were subject to income tax and asset tax. For the year ended December 31, 2022, we recorded current tax expense of $0.3 million and a deferred tax benefit of $0.5 million.

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

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows ($ in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Advance customer deposits	$3,687	$2,263
Trade payables and other accruals	5,711	11,022
Labor liability accrual	1,562	1,190
Lease obligation	999	981
Interest expense	97,034	48,995
Other assets	2,667	3,106
Net operating losses	149,190	143,959
Total deferred tax asset	260,850	211,516
Valuation allowance	(222,650)	(177,817)
Net deferred tax asset	38,200	33,699

Deferred tax liabilities
Accounts receivable and prepayments to vendors	771	582
Property and equipment	87,524	93,449
Other liabilities	1,753	1,572
Total deferred tax liability	90,048	95,603
Net deferred tax liability	$(51,848)	$(61,904)
As of December 31, 2023, we had approximately $545.0 million of foreign net operating loss carryforwards and $12.3 million of U.S. federal and state net operating loss carryforwards. The ability to utilize the tax net operating losses in any single year ultimately depends upon our ability to generate sufficient taxable income. The foreign net operating loss carryforwards begin to expire in 2026, and the U.S. federal net operating loss carryforwards begin to expire in 2035. An annual limitation may apply to the use of the U.S. net operating loss carryforwards under the provisions of the Internal Revenue Code and similar state tax provisions that are applicable if the Company experiences an “ownership change.” We performed an analysis of the potential limitations on the utilization of net operating losses and determined that they are subject to limitations that would preclude the use of a portion of the net operating losses.
We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our subsidiaries. We intend to indefinitely reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future, except for repatriation of earnings that can be distributed without incurring significant tax expense.
The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2023, 2022 and 2021 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2023	$(177,817)	$(57,179)	$12,346	$(222,650)
December 31, 2022	$(160,104)	$(29,728)	$12,015	$(177,817)
December 31, 2021	$(123,967)	$(41,450)	$5,313	$(160,104)
The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2023, our valuation allowance relates primarily to net operating loss carryforwards which we do not expect to utilize, most notably in the Netherlands and certain legal entities in Mexico and Jamaica.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023, in part because we have achieved three years of cumulative pretax income in the U.S. federal and state tax jurisdictions, as well as in certain foreign jurisdictions, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $10.7 million will be realized in future years and released the valuation allowance previously recorded against these deferred tax assets. The change in valuation allowance also includes a net $55.6 million increase in valuation allowance due to current year activity.
As of December 31, 2023, a valuation allowance has been maintained as a reserve on material net deferred tax assets, including loss carry forwards, where the future realization of these deferred tax assets is uncertain. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
We are subject to income taxes in a variety of global jurisdictions. We remain subject to U.S. federal and state examinations of our income tax returns for tax years 2017 to the present. We are also subject to income tax examinations in various foreign jurisdictions for tax years 2011 to the present. We consider the potential outcome of current and future examinations in our assessment of our uncertain tax positions. We had no uncertain tax positions as of December 31, 2023, 2022 and 2021.
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
Relationship with Sagicor
Sagicor Financial Corporation Limited and its affiliated entities (collectively “Sagicor”) is considered a related party due to its ownership of our ordinary shares and representation on our Board. We pay Sagicor for employee insurance coverage at one of our Jamaica properties. Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.

Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds’ ownership of our ordinary shares. The affiliated funds managed by DKCM were also the lenders to our Property Loan and Additional Credit Facility, which consisted of our Term A1, Term A2 and Term A3 loans (see Note 12). We paid DKCM periodic interest payments related to the outstanding debt through December 16, 2022, when we repaid the principal balances of the Property Loan and Additional Credit Facility in connection with our debt refinancing (see Note 12).
An affiliate of DKCM was also a lender of $25.0 million in aggregate principal of the Term Loan due 2029 (as defined in Note 12) as of December 31, 2022.
Relationship with HG Vora Capital Management, LLC
HG Vora Capital Management, LLC is considered a related party due to its ownership of our ordinary shares and was a lender of $42.5 million in aggregate principal of the Term Loan due 2029 (as defined in Note 12) as of December 31, 2022.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2023, 2022 and 2021 were as follows ($ in thousands):

		Year Ended December 31,
Related Party	Transaction	2023	2022	2021
Revenues
ALG	Package revenue	$—	$18,074	$2,750
Sagicor	Cost reimbursements(1)	$5,087	$5,113	$3,253
Expenses
Hyatt	Franchise fees(2)	$35,562	$29,774	$18,603
Sagicor	Insurance premiums(2)	$1,489	$1,131	$783
Chief Executive Officer	Lease expense(3)	$687	$786	$802
DKCM	Interest expense(4)	$—	$27,425	$21,921
DKCM	Early termination and other fees(5)	$—	$5,226	$—
AMResorts	Management fees(2)	$41	$3,279	$607
AMResorts	Marketing fees(3)	$37	$3,702	$615
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
(4)Includes interest expense and amortization of deferred financing costs and discounts incurred through the date the Property Loan and Additional Credit Facility were repaid, as well as $6.3 million of unamortized deferred financing costs and discounts which were written off and included in loss on extinguishment of debt in the Consolidated Statements of Operations for the year ended December 31, 2022.
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
In 2015, the local taxing authorities in Mexico challenged $3.4 million of value-added tax (“VAT”) receivable that was recognized in connection with the renovation of the Hyatt Ziva Cancún. During the second quarter of 2022, the tax authorities ruled in our favor resulting in receipt of the VAT and an additional $6.2 million for interest and inflation since the date the VAT refund was requested. The gain of $6.2 million is reported within other (expense) income in the Consolidated Statements of Operations for the year ended December 31, 2022.
Note 8. Leases
We enter into operating leases primarily for administrative offices. Our administrative offices, located in Virginia, Florida and Cancún, are leased under lease agreements that extend for varying periods through 2033. The extension options are reasonably certain to be exercised and included in the amounts recorded.
We also have two finance lease arrangements with third-parties for the construction, management and maintenance of thermal energy plants in the Dominican Republic.

Our future minimum lease payments as of December 31, 2023 were as follows ($ in thousands):

	Operating Leases	Finance Leases
Minimum future lease payments
2024	$1,156	$853
2025	1,193	859
2026	1,204	864
2027	1,214	870
2028	1,032	875
Thereafter	2,912	2,712
Total minimum future lease payments	8,711	7,033
Less: imputed interest	(1,738)	(1,811)
Total lease liability(1)	$6,973	$5,222
________
(1) Operating and finance leases are included in other liabilities and debt, respectively, in our Consolidated Balance Sheets.

The following table presents the components of lease expense and supplemental cash flow information ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease expense(1)	$3,394	$2,319	$2,292
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$661	$825	$731
Operating cash outflows for finance leases	$413	$443	$278
Financing cash outflows for finance leases	$436	$400	$161
________
(1) Includes variable and short-term lease expenses.

The following table presents other relevant information related to our leases as of December 31, 2023:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	7.69 years	9.28 years
Weighted-average discount rate (1)	5.98%	7.74%
________
(1) The discount rates applied to each operating lease reflect our estimated incremental borrowing rate, which was determined based on lending rates specific to the type of leased real estate. The discount rates applied to our finance leases were implicit in the lease.

We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

		Year Ended December 31,
Leases	Financial Statement Classification	2023	2022	2021
Operating lease income (1)	Non-package revenue	$4,040	$4,197	$3,086
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.
Note 9. Ordinary shares
On December 7, 2023, our Board authorized a new $200.0 million share repurchase program, replacing the previous $200.0 million share repurchase program announced in February 2023, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

During the years ended December 31, 2023 and 2022, we repurchased 23,295,093 and 7,838,992 ordinary shares, respectively, under our repurchase programs at an average price of $7.95 and $5.90 per share, respectively. During the year ended December 31, 2021, we did not repurchase any shares. As of December 31, 2023, we had approximately $196.4 million remaining under our share repurchase program.
As of December 31, 2023, our ordinary share capital consisted of 136,081,891 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,749,224 restricted shares and 32,658 restricted share units were outstanding under the 2017 Plan (as defined in Note 10). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 10. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees. The Compensation Committee of our Board may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards under the 2017 Plan.
On May 11, 2023, our shareholders approved an amendment to the 2017 Plan to increase the number of ordinary shares authorized and available for grant from 12,000,000 shares to 24,000,000 shares. As of December 31, 2023, there were 13,052,617 shares available for future grants under the 2017 Plan.
Compensation expense related to the 2017 Plan is recorded within selling, general and administrative expense in the Consolidated Statements of Operations.

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

A summary of our restricted share awards from January 1, 2023 to December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	2,288,821	$6.94
Granted	1,744,579	6.77
Vested	(1,148,476)	6.91
Forfeited	(151,392)	6.93
Unvested balance at December 31, 2023	2,733,532	$6.84

The following table provides additional information on our restricted share awards for the years ended December 31, 2023, 2022 and 2021 ($ in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$6.77	$8.20	$5.45
Fair value of vested restricted share awards	$7,260	$13,086	$7,455
Share-based compensation expense	$9,130	$8,665	$10,645

As of December 31, 2023, the unrecognized compensation cost related to restricted share awards was $9.6 million and is expected to be recognized over a weighted-average period of 1.8 years.

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
________
(1) Expected volatility for the 2021 grants was determined based on the historical share prices in our industry. Expected volatility for the 2022 and 2023 grants was determined based on Playa's historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

In the table above, the peer shareholder return and growth rate components are market conditions as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to these components is recognized on a straight-line basis over the vesting period. The peer shareholder return component may vest between 0% and 150% of target based on the total shareholder return (“TSR”) of our ordinary shares relative to those of our peer group, with the award capped at 100% of target should Playa’s TSR be negative. The growth rate component may vest up to 100% of target based on the compound annual growth rate of the price of our ordinary shares.

A summary of our performance share awards from January 1, 2023 to December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,329,123	$6.05
Granted	719,227	6.88
Unvested balance at December 31, 2023	2,048,350	$6.34

The following table provides additional information on our performance share awards for the years ended December 31, 2023, 2022 and 2021 ($ in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$6.88	$8.10	$5.18
Fair value of vested performance share awards	$—	$130	$—
Share-based compensation expense	$4,077	$3,227	$2,518

As of December 31, 2023, the unrecognized compensation cost related to performance share awards was $4.5 million and is expected to be recognized over a weighted-average period of 1.8 years.
Note 11. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) were as follows ($ in thousands, except share data):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net income (loss)	$53,852	$56,706	$(89,682)
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	148,063,358	164,782,886	163,370,410
Effect of dilutive securities
Unvested performance share awards	1,268,736	546,790	—
Unvested restricted share awards	977,580	748,126	—
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	150,309,674	166,077,802	163,370,410
EPS - Basic	$0.36	$0.34	$(0.55)
EPS - Diluted	$0.36	$0.34	$(0.55)

For the year ended December 31, 2023, we had no anti-dilutive unvested performance share awards. For the years ended December 31, 2022 and 2021, unvested performance share awards of 187,500 and 1,027,519, respectively, were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards granted in 2023 and 2022 were partially achieved as of December 31, 2023 and 2022. The performance targets of our unvested performance share awards granted in 2021 were fully achieved as of December 31, 2023.

For the years ended December 31, 2023 and 2022, we had no anti-dilutive unvested restricted share awards. For the year ended December 31, 2021, unvested restricted share awards of 3,006,791 were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

For the year ended December 31, 2021, outstanding earnout warrants to acquire a total of 2,987,770 ordinary shares were not included in the computation of diluted EPS after assumed conversions because the warrants were not exercisable as of the end of the respective reporting period. On March 12, 2022, all of our outstanding warrants expired and had no impact on diluted EPS for the year ended December 31, 2022.

Note 12. Debt
Our debt consists of the following as of December 31, 2023 and 2022 ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50%	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 3.25%(3)	January 5, 2029	1,089,000	1,100,000
Total Senior Secured Credit Facilities (at stated value)			1,089,000	1,100,000
Unamortized discount			(26,466)	(32,428)
Unamortized debt issuance costs			(6,380)	(7,776)
Total Senior Secured Credit Facilities, net			$1,056,154	$1,059,796

Finance lease obligations (4)			$5,222	$5,657

Total debt, net			$1,061,376	$1,065,453
_______
(1)We had $225.0 million available on the Revolving Credit Facility as of December 31, 2023 and 2022.
(2)The effective interest rate for the Term Loan due 2029 was 8.59% and 8.58% as of December 31, 2023 and 2022, respectively.
(3)As of December 31, 2022, the Term Loan due 2029 bore interest at SOFR + 4.25%.
(4)Interest expense for our finance leases was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Aggregate debt maturities for future annual periods are as follows ($ in thousands):

As of December 31, 2023
Term Loan due 2029
2024	$11,000
2025	11,000
2026	11,000
2027	11,000
2028	11,000
Thereafter	1,034,000
Total debt maturities	$1,089,000
Senior Secured Credit Facility
Playa Resorts Holding B.V., a subsidiary of ours, previously held a senior secured credit facility dated as of April 27, 2017, which consisted of a term loan facility that was scheduled to mature on April 27, 2024 and a revolving credit facility that was scheduled to mature on January 27, 2024.
On December 16, 2022, we entered into the Second Restatement Agreement to amend and restate our senior secured credit facility (the “Restated Credit Facility”). The Restated Credit Facility consisted of (i) a $225.0 million revolving line of credit with a maturity date of January 5, 2028 (the “Revolving Credit Facility”) and (ii) a $1.1 billion term loan with a maturity of January 5, 2029 (the “Term Loan due 2029” and collectively with the Revolving Credit Facility, the “Senior Secured Credit Facility”). The Revolving Credit Facility also includes a $25.0 million sub-facility for the issuance of standby letters of credit and $25.0 million of the Revolving Credit Facility is available as swingline loans. The Restated Credit Facility includes provisions permitting future increases in the amount of term loans and revolving loan commitments, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions.
The Revolving Credit Facility bears interest at our option of either a base rate plus a margin ranging from 2.25% to 2.75% or SOFR plus a margin ranging from 3.25% to 3.75%, in each case, depending on the level of our consolidated secured net leverage ratio in effect from time to time. In addition, under the Revolving Credit Facility, we will pay an unused commitment fee on the average daily undrawn amount at a rate that varies between 0.25% and 0.50%, depending on the level of our consolidated secured net leverage ratio in effect from time to time. The Term Loan due 2029 bore interest at either a base rate plus a margin of 3.25% or SOFR plus a margin of 4.25%.
The obligations under the Restated Credit Facility are guaranteed by substantially all of our material subsidiaries, subject to certain exceptions. The obligations are further guaranteed by the Company on a limited recourse basis, with such guaranty being secured by a lien on the capital stock of the borrower. The obligations are further secured by, among other things, a lien on (i) all hotels located in Mexico, (ii) certain personal property associated with such hotel properties and (iii) pledges of equity interests in certain subsidiaries that directly or indirectly own equity interests in any hotel property or certain management companies.
The proceeds received from the Term Loan due 2029 were used to repay our prior term loan, and the Term A1 Loan, Term A2 Loan, Term A3 Loan, and property loan under our former Additional Credit Facility, and for other corporate purposes.
The Term Loan due 2029 and repayment of our prior term loan were accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $6.8 million and transaction costs of $12.9 million. The transaction costs are included in selling, general, and administrative expense in the Consolidated Statements of Operations.
The repayment of the Term A1 Loan, Term A2 Loan, Term A3 Loan, and property loan was accounted for as an extinguishment of debt. We were required to pay early termination and other fees of $5.2 million and expense $6.3 million of unamortized discounts and debt issuance costs, which resulted in a loss on extinguishment of debt of $11.5 million.
First Amendment to the Second Restatement Agreement
On December 22, 2023, we entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) to decrease the interest rate applicable to the Term Loan due 2029 by 0.75% or 1.00% to, at our option, either a base rate plus a margin of either 2.25% to 2.50% or SOFR plus a margin of either 3.25% or 3.50%, in each case, depending on the level of our consolidated net leverage ratio in effect from time to time. All other terms of the Senior Secured Credit Facility remain in effect.
The repricing of the Term Loan due 2029 was accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $0.9 million and transaction costs of $1.7 million. The transaction costs are included in selling, general, and administrative expense in the Consolidated Statements of Operations.
Financial maintenance covenants
We were in compliance with all applicable covenants as of December 31, 2023. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 13. Derivative financial instruments
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the years ended December 31, 2023, 2022, and 2021 are as follows:

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

The following tables present the effect of our interest rate swaps, net of tax, in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	2023	2022	2021
AOCI from our cash flow hedges as of January 1	$2,895	$14,632	$26,369
Change in fair value	—	—	—
Reclassification from AOCI to interest expense	(2,895)	(2,894)	(2,894)
AOCI from our cash flow hedges as of March 31	—	11,738	23,475
Change in fair value	(9,874)	—	—
Reclassification from AOCI to interest expense	1,316	(2,926)	(2,926)
AOCI from our cash flow hedges as of June 30	(8,558)	8,812	20,549
Change in fair value	(4,054)	—	—
Reclassification from AOCI to interest expense	1,943	(2,958)	(2,958)
AOCI from our cash flow hedges as of September 30	(10,669)	5,854	17,591
Change in fair value	6,038	—	—
Reclassification from AOCI to interest expense	2,052	(2,959)	(2,959)
AOCI from our cash flow hedges as of December 31(1)	$(2,579)	$2,895	$14,632
________
(1) As of December 31, 2023, the total amount expected to be reclassified from AOCI to interest expense during the next twelve months is $4.2 million.

Derivative Financial Instruments	Financial Statement Classification	Year Ended December 31,
		2023	2022	2021
Designated as Cash Flow Hedges
Interest rate swaps	Interest expense	$(5,300)	$—	$—
Not Designated as Hedging Instruments
Interest rate swaps (1)	Interest expense	$3,013	$(4,948)	$10,223
________
(1) Includes the (gain) or loss from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.

The following table presents the effect of our interest rate swaps in the Consolidated Balance Sheets as of December 31, 2023 and 2022 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of December 31,
		2023	2022
Designated as Cash Flow Hedges
Interest rate swap	Derivative financial instruments	$2,966	$—
Not Designated as Hedging Instruments
Interest rate swap	Derivative financial instruments	$—	$3,510

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate swaps. We incorporate these counterparty credit risks in our fair value measurements (see Note 14) and believe we minimize this credit risk by transacting with major creditworthy financial institutions.
Note 14. Fair value of financial instruments
The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. U.S. GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of observability of inputs used in measuring fair value as follows:
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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of December 31, 2023 and 2022. Our only Level 3 financial instrument in our Consolidated Financial Statements is our pension obligation (refer to Note 15 for further discussion).
The following tables present our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 ($ in thousands):

Financial Assets	December 31, 2023	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$2,966	$—	$2,966	$—

Financial Assets	December 31, 2022	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swap	$3,510	$—	$3,510	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2023 and 2022 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,056,154	$—	$—	$1,097,081
Total liabilities	$1,056,154	$—	$—	$1,097,081

	Carrying Value	Fair Value
	As of December 31, 2022	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,059,796	$—	$—	$1,114,860
Total liabilities	$1,059,796	$—	$—	$1,114,860
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

Note 15. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Our pension obligation is a Level 3 financial instrument that is recorded at fair value and calculated using actuarial valuations by applying the “projected unit credit method.” The fair value as of December 31, 2023 and 2022 was determined based on the application of certain assumptions including a discount rate, mortality (using the EMSSAH-09 and EMSSAM-09 mortality tables), salary increase and estimated personnel turnover and disability.

The following table sets forth our pension obligation, funded status and accumulated pension obligation as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Change in pension obligation
Balance at beginning of period	$7,777	$5,990
Service cost	1,161	857
Interest cost	819	517
Actuarial loss	43	379
Effect of foreign exchange rates	1,213	431
Benefits paid	(1,033)	(397)
Balance at end of period	$9,980	$7,777
Underfunded status	(9,980)	(7,777)
Accumulated pension obligation	$(7,483)	$(5,486)

There were no plan assets as of December 31, 2023 or 2022 as contributions are made only to the extent benefits are paid. The underfunded status of the plan is recorded in other liabilities in the Consolidated Balance Sheets. Actuarial gains and losses are recognized in the Consolidated Statements of Operations.

The following table presents the components of net periodic pension cost for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Service cost	$1,161	$857	$832
Interest cost	819	517	423
Effect of foreign exchange rates	1,213	431	(194)
Compensation-non-retirement post-employment benefits	183	237	694
Settlement and curtailment gain	(62)	(82)	(406)
Other	18	1	3
Total net periodic pension cost	$3,332	$1,961	$1,352

The service cost component of net periodic pension cost is recorded within direct expense in the Consolidated Statements of Operations, while all other components are recorded within other (expense) income.

The weighted-average assumptions used to determine the pension obligation as of December 31, 2023 and 2022 and the net periodic pension cost for the years ended December 31, 2023, 2022, and 2021 were as follows:

	As of December 31,
	2023	2022	2021
Discount rate	9.70%	9.22%	8.00%
Rate of compensation increase	4.79%	4.79%	4.79%

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

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

As of December 31, 2023
2024	$1,256
2025	1,353
2026	1,446
2027	1,535
2028	1,638
Thereafter	7,479
Total expected plan payments	$14,707
Note 16. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Gross trade and other receivables(1)	$75,051	$63,396
Allowance for doubtful accounts	(289)	(450)
Total trade and other receivables, net	$74,762	$62,946
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

The change in the allowance for doubtful accounts for the years ended December 31, 2023, 2022, and 2021 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions(1)	Balance at December 31
December 31, 2023	$(450)	$(375)	$536	$(289)
December 31, 2022	$(1,940)	$(656)	$2,146	$(450)
December 31, 2021	$(2,913)	$(107)	$1,080	$(1,940)
________
(1)    Includes reversals of our bad debt expense and write-offs of our allowance for doubtful accounts.
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Advances to suppliers	$18,213	$12,683
Prepaid income taxes	11,510	11,809
Prepaid other taxes(1)	5,641	4,539
Operating lease right-of-use assets	6,426	2,968
Key money	6,475	6,735
Other assets	6,029	5,443
Total prepayments and other assets	$54,294	$44,177
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units during the years ended December 31, 2023, 2022 and 2021. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 17) as of December 31, 2023 and 2022 were as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Balance at December 31, 2022
Gross carrying value	$51,731	$—	$—	$35,879	$87,610
Accumulated impairment losses	(6,168)	—	—	(19,788)	(25,956)
Net carrying value	$45,563	$—	$—	$16,091	$61,654

Activity during the year
Adjustment to gross carrying value (1)	$—	$—	$—	$(2,000)	$(2,000)
Adjustment to accumulated impairment losses (1)	$—	$—	$—	$988	$988

Balance at December 31, 2023
Gross carrying value	$51,731	$—	$—	$33,879	$85,610
Accumulated impairment losses	(6,168)	—	—	(18,800)	(24,968)
Net carrying value	$45,563	$—	$—	$15,079	$60,642
________
(1) During the year ended December 31, 2023, we recognized an adjustment to goodwill representing a correction of an immaterial error to acquired land from the business combination with Sagicor in 2018. The adjustment was not significant and had no impact to our previously reported Consolidated Financial Statements.

Other intangible assets
Other intangible assets as of December 31, 2023 and 2022 consisted of the following ($ in thousands):

	As of December 31,
	2023	2022
Gross carrying value
Casino and other licenses(1)	$607	$875
Management contract	1,900	1,900
Enterprise resource planning system(2)	6,352	6,375
Other	4,674	4,499
Total gross carrying value	13,533	13,649

Accumulated amortization
Management contract	(523)	(428)
Enterprise resource planning system(2)	(4,349)	(2,771)
Other	(4,304)	(3,894)
Total accumulated amortization	(9,176)	(7,093)

Net carrying value
Casino and other licenses(1)	607	875
Management contract	1,377	1,472
Enterprise resource planning system(2)	2,003	3,604
Other	370	605
Total net carrying value	$4,357	$6,556
________
(1) Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning system, of which $0.2 million was placed into service in 2022 and is being amortized over a weighted-average amortization period of 7 years.
Amortization expense for intangible assets was $2.1 million, $1.5 million and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense for our intangible assets with finite lives is expected to be as follows ($ in thousands):

As of December 31, 2023
2024	$1,952
2025	522
2026	139
2027	129
2028	103
Thereafter	905
Total future amortization expense	$3,750

Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Trade payables	$25,929	$28,422
Advance deposits(1)	80,506	83,262
Withholding and other taxes payable	15,164	31,111
Interest payable	2,603	3,996
Payroll and related accruals	31,466	29,273
Accrued expenses and other payables(2)	40,764	55,588
Total trade and other payables	$196,432	$231,652
________
(1) The opening balance as of January 1, 2022 was $62.6 million.
(2) Accrued expenses and other payables includes $16.8 million and $29.7 million of unpaid clean up and repair expenses related to Hurricane Fiona as of December 31, 2023 and 2022, respectively, and $1.7 million related to share repurchases not yet settled as of December 31, 2022.
Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Pension obligation	$9,980	$7,777
Operating lease liabilities	6,973	3,472
Unfavorable ground lease liability	1,748	1,857
Key money	14,331	15,362
Other	938	2,217
Total other liabilities	$33,970	$30,685
Note 17. Business segments
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the years ended December 31, 2023, 2022 and 2021, we have excluded the immaterial amounts of management fees, cost reimbursements, The Playa Collection revenues and other from our segment reporting.
The performance of our business is evaluated primarily on adjusted earnings before interest expense, income tax (provision) benefit, and depreciation and amortization expense (“Adjusted EBITDA”) and the performance of our segments is evaluated on Adjusted EBITDA before corporate expenses, The Playa Collection revenue and management fees (“Owned Resort EBITDA”). Adjusted EBITDA and Owned Resort EBITDA should not be considered alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP.
We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before interest expense, income tax (provision) benefit, and depreciation and amortization expense, further adjusted to exclude the following items: (a) impairment loss; (b) loss on sale of assets; (c) loss on extinguishment of debt; (d) other (expense) income; (e) repairs from hurricanes and tropical storms; (f) contract termination fees; (g) share-based compensation; (h) other tax expense; (i) transaction expense; and (j) severance expense. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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
The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees, The Playa Collection revenue, and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Owned net revenue
Yucatán Peninsula	$306,259	$280,161	$188,911
Pacific Coast	141,582	128,210	76,811
Dominican Republic	253,700	230,972	149,774
Jamaica	219,903	180,318	97,036
Segment owned net revenue	921,444	819,661	512,532
Other	8,813	1,000	974
Management fees	7,030	3,828	2,291
The Playa Collection	3,642	1,752	—
Cost reimbursements	12,475	9,706	5,806
Compulsory tips	24,100	20,316	13,036
Total revenue	$977,504	$856,263	$534,639

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income (loss) for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Owned Resort EBITDA
Yucatán Peninsula	$104,841	$105,416	$59,538
Pacific Coast	53,509	51,148	23,776
Dominican Republic(1)	80,078	76,854	38,141
Jamaica	80,500	56,279	14,826
Segment Owned Resort EBITDA	318,928	289,697	136,281
Other corporate	(57,653)	(52,658)	(39,401)
The Playa Collection	3,642	1,752	—
Management fees	7,030	3,828	2,291
Adjusted EBITDA	271,947	242,619	99,171
Interest expense	(108,184)	(64,164)	(71,378)
Depreciation and amortization	(81,827)	(78,372)	(81,508)
Impairment loss	—	—	(24,011)
Loss on sale of assets	(5,069)	(6)	(676)
Loss on extinguishment of debt	(894)	(18,307)	—
Other (expense) income	(353)	3,857	(1,471)
Repairs from hurricanes and tropical storms	823	(8,074)	(475)
Contract termination fees	6,485	—	(400)
Share-based compensation	(13,207)	(11,892)	(13,163)
Other tax income (expense)	34	(502)	(617)
Transaction expense	(4,705)	(15,110)	(1,321)
Severance expense	(1,655)	—	(1,756)
Non-service cost components of net periodic pension cost(2)	2,171	1,104	520
Net income (loss) before tax	65,566	51,153	(97,085)
Income tax (provision) benefit	(11,714)	5,553	7,403
Net income (loss)	$53,852	$56,706	$(89,682)
________
(1) Includes a $5.6 million gain on insurance proceeds for the year ended December 31, 2023, as well as $0.6 million and $7.2 million of business interruption insurance recoveries for the years ended December 31, 2023 and 2022, respectively, related to unavoidable operating costs incurred, net of our deductible, while our resorts were temporarily closed due to the impact of Hurricane Fiona.
(2) Represents the non-service cost components of net periodic pension cost or benefit recorded within other (expense) income in the Consolidated Statements of Operations. We include these costs in Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Segment property and equipment, gross
Yucatán Peninsula	$683,073	$676,218
Pacific Coast	305,588	291,372
Dominican Republic	541,629	690,181
Jamaica	422,772	413,563
Total segment property and equipment, gross	1,953,062	2,071,334
Corporate property and equipment, gross	5,823	5,427
Accumulated depreciation	(543,313)	(540,194)
Total property and equipment, net	$1,415,572	$1,536,567
The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Segment capital expenditures
Yucatán Peninsula	$13,011	$10,018	$4,957
Pacific Coast	15,337	4,782	1,138
Dominican Republic	9,526	8,163	3,417
Jamaica	8,136	6,304	4,210
Total segment capital expenditures	46,010	29,267	13,722
Corporate	742	698	353
Total capital expenditures(1)	$46,752	$29,965	$14,075
________
(1) Represents gross additions to property and equipment excluding our finance leases.
Note 18. Subsequent events
Share Repurchases
During the period from January 1, 2024 through February 20, 2024, we purchased 1,731,947 shares at an average price of $8.42 per share. As of February 20, 2024, we had $181.8 million remaining under our $200.0 million share repurchase program.
Foreign Currency Exchange Derivatives
On January 10, 2024, we entered into foreign currency forward contracts to hedge certain portions of our forecasted cash flows that are denominated in Mexican Pesos. The forward contracts have a total notional amount of $109.5 million, or MXN 1.9 billion, and will be settled monthly in USD with maturity dates between January 2024 and December 2024.
Performance Share Awards
On January 17, 2024 and February 8, 2024, we issued a total of 1,264,706 performance shares that may become earned and vested based on the achievement of performance targets during a three-year performance period, where 25% of the performance share awards will vest based on the TSR of our ordinary shares relative to those of our peer group and 75% will vest based on the compounded annual growth rate of our ordinary shares. Both performance targets constitute market conditions.
The peer shareholder return component may vest between 0% and 200% of target, with the award capped at 100% of target should Playa’s TSR be negative. The growth rate component may vest up to 100% of target.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheets
($ in thousands)

	As of December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$2,492	$13,092
Receivables from subsidiaries	913	226
Prepayments and other assets	447	164
Investment in subsidiaries	654,196	746,487
Total assets	$658,048	$759,969
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$118	$1,975
Advances from subsidiaries	103,133	93,132
Total liabilities	103,251	95,107
Total shareholders’ equity	554,797	664,862
Total liabilities and shareholders' equity	$658,048	$759,969

The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statements of Operations
($ in thousands)

	Year Ended December 31,
	2023	2022	2021
Revenue	$342	$—	$—
Selling, general and administrative expenses	(14,553)	(12,827)	(14,143)
Reimbursed costs	(342)	—	—
Operating loss	(14,553)	(12,827)	(14,143)
Other (expense) income	(8)	58,171	(4)
Interest income	203	31	—
Net (loss) income before equity in net income (loss) of subsidiaries	(14,358)	45,375	(14,147)
Equity in net income (loss) of subsidiaries	68,210	11,331	(75,535)
Net income (loss)	$53,852	$56,706	$(89,682)
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statements of Cash Flows
($ in thousands)

	For the Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$191,689	$48,777	$(347)
INVESTING ACTIVITIES
Investment in subsidiaries	(15,400)	—	(139,000)
Net cash used in investing activities	(15,400)	—	(139,000)
FINANCING ACTIVITIES
Repurchase of ordinary shares	(186,889)	(44,588)	—
Proceeds from ordinary shares, net of issuance costs	—	—	137,716
Net cash (used in) provided by financing activities	(186,889)	(44,588)	137,716
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,600)	4,189	(1,631)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$13,092	$8,903	$10,534
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,492	$13,092	$8,903
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash repurchases of ordinary shares for tax withholdings	$—	$—	$55
Par value of vested restricted share awards	$122	$182	$135
Repurchase of ordinary shares not yet settled	$—	$1,668	$—

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

Certain of the Company’s subsidiaries have material restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to the Senior Secured Credit Facility (as defined in Note 12 of the Company’s Consolidated Financial Statements included elsewhere in this filing). These Condensed Financial Statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Playa and its subsidiaries constitute more than 25% of the consolidated net assets of the Company and its subsidiaries. This information should be read in conjunction with the Company’s Consolidated Financial Statements included elsewhere in this filing.
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
3. Dividends from subsidiaries
We received $184.0 million and $50.0 million in cash dividends during the years ended December 31, 2023 and 2022, which are included within operating activities in the Condensed Statements of Cash Flows for all periods presented. We did not receive any cash dividends during the year ended December 31, 2021.
4. Advances from subsidiaries
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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the 2023 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Director and Officer Rule 10b5-1 Trading Agreements
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment of Board Rules
The Board Rules of the Company were amended by the Company’s Board of Directors, effective February 22, 2024. The amended Board Rules make certain ministerial updates consistent with recent changes to the Dutch corporation law. This summary is qualified in its entirety by reference to the Board Rules, as amended, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as provided below, the information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2023. See Note 10 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	32,658	—	13,052,617
Equity compensation plans not approved by security holders	—	—	—
Total	32,658	—	13,052,617
________
(1) Represents unvested restricted share units.
(2) Restricted share units do not have any exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)    Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

Schedule I - Condensed Financial Information of Registrant

(2)     Financial Statement Schedules
All other financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

(3)    Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company on August 6, 2020)

3.2	Board Rules for Playa Hotels & Resorts N.V., effective February 22, 2024**

4.1	Description of Securities of Playa Hotels & Resorts N.V.**

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

10.4*	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company on May 7, 2019)

10.5*	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 21, 2019)

10.6*	Third Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the Company on February 23, 2023)

10.7*	Fourth Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 3, 2023)

10.8
Form of Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the Company on March 14, 2017)

10.9
Form of First Amendment to the Amended and Restated Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by the Company on March 14, 2017)

Exhibit Number	Exhibit Description
10.10*	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Registrant on March 14, 2017)

10.11*	Form of Time-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.12*	Form of Performance-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 2, 2017)

10.13*	Form of Time-Based Restricted Shares Agreement (2024)**

10.14*	Form of Performance-Based Restricted Shares Agreement (2024)**

10.15
Form of Second Amendment to Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 27, 2018)

10.16
Omnibus Third Amendment to Franchise Agreement Amendment by and among Franchisees named therein and Hyatt Franchising Latin America, L.L.C (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.17
Shareholder Agreement, dated as of May 31, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.18*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Bruce D. Wardinski (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.19*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Ryan Hymel (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.20*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Tracy-Marie J. Colden (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.21*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Grigorios Maliassas (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.22*
Executive Employment Agreement, dated as of December 20, 2021, by Playa Resorts Management, LLC, and Fernando Mulet (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.23
Second Restatement Agreement, dated as of December 16, 2022, among Playa Hotels & Resorts N.V., as Holdings, Playa Resorts Holding B.V, as Borrower, the Guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Swing Line Lender, Deutsche Bank México, S.A. Institución de Banca Múltiple, División Fiduciaria identified internally as DB/1715, as Mexican Collateral Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 16, 2022)

10.24
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2023, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 22, 2023).

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Executive Compensation Recovery Policy**

Exhibit Number	Exhibit Description
101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule I - Condensed Financial Information of Registrant

104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Filed herewith
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	February 22, 2024	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	2/22/2024

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	2/22/2024

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	2/22/2024

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	2/22/2024

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	2/22/2024

/s/ Karl Peterson
Karl Peterson	Director	2/22/2024

/s/ Leticia Navarro
Leticia Navarro	Director	2/22/2024

/s/ Mahmood Khimji
Mahmood Khimji	Director	2/22/2024

/s/ Maria Miller
Maria Miller	Director	2/22/2024

/s/ Jeanmarie Cooney
Jeanmarie Cooney	Director	2/22/2024