Form 10-Q
period 2024-03-31
Playa Hotels & Resorts N.V.
filed 2024-05-06
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2024

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

As of April 30, 2024, there were 133,180,720 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$285,342	$272,520
Trade and other receivables, net	82,222	74,762
Insurance recoverable	11,058	9,821
Accounts receivable from related parties	6,423	5,861
Inventories	18,690	19,963
Prepayments and other assets	49,711	54,294
Property and equipment, net	1,407,248	1,415,572
Derivative financial instruments	9,707	2,966
Goodwill, net	60,642	60,642
Other intangible assets	3,441	4,357
Deferred tax assets	12,514	12,967
Total assets	$1,946,998	$1,933,725
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade and other payables	$176,716	$196,432
Payables to related parties	11,710	10,743
Income tax payable	12,608	11,592
Debt	1,060,158	1,061,376
Other liabilities	33,930	33,970
Deferred tax liabilities	64,891	64,815
Total liabilities	1,360,013	1,378,928
Commitments and contingencies (see Note 7)
Shareholders’ equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 172,016,422 shares issued and 135,040,042 shares outstanding as of March 31, 2024 and 169,423,980 shares issued and 136,081,891 shares outstanding as of December 31, 2023)	19,104	18,822
Treasury shares (at cost, 36,976,380 shares as of March 31, 2024 and 33,342,089 shares as of December 31, 2023)	(280,787)	(248,174)
Paid-in capital	1,205,652	1,202,175
Accumulated other comprehensive income	7,813	1,112
Accumulated deficit	(364,797)	(419,138)
Total shareholders’ equity	586,985	554,797
Total liabilities and shareholders’ equity	$1,946,998	$1,933,725
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Package	$259,629	$233,568
Non-package	34,143	33,481
The Playa Collection	1,020	726
Management fees	2,534	1,929
Cost reimbursements	2,889	3,534
Other revenues	420	564
Total revenue	300,635	273,802
Direct and selling, general and administrative expenses
Direct	137,979	128,968
Selling, general and administrative	51,219	45,127
Depreciation and amortization	18,672	19,191
Reimbursed costs	2,889	3,534
(Gain) loss on sale of assets	(36)	13
Business interruption insurance recoveries	(17)	—
Gain on insurance proceeds	(370)	—
Direct and selling, general and administrative expenses	210,336	196,833
Operating income	90,299	76,969
Interest expense	(23,128)	(29,666)
Other (expense) income	(793)	232
Net income before tax	66,378	47,535
Income tax provision	(12,037)	(4,816)
Net income	$54,341	$42,719

Earnings per share
Basic	$0.40	$0.27
Diluted	$0.39	$0.27
Weighted average number of shares outstanding during the period - Basic	136,651,696	157,314,177
Weighted average number of shares outstanding during the period - Diluted	138,009,859	158,772,453
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$54,341	$42,719
Other comprehensive income, net of taxes
Gain on derivative financial instruments	6,750	2,895
Pension obligation loss	(49)	(218)
Total other comprehensive income	6,701	2,677
Comprehensive income	$61,042	$45,396
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	136,081,891	$18,822	33,342,089	$(248,174)	$1,202,175	$1,112	$(419,138)	$554,797
Net income	—	—	—	—	—	—	54,341	54,341
Other comprehensive income	—	—	—	—	—	6,701	—	6,701
Share-based compensation, net of tax withholdings	2,579,278	282	13,164	(109)	3,477	—	—	3,650
Repurchase of ordinary shares	(3,621,127)	—	3,621,127	(32,504)	—	—	—	(32,504)
Balance at March 31, 2024	135,040,042	$19,104	36,976,380	$(280,787)	$1,205,652	$7,813	$(364,797)	$586,985

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862
Net income	—	—	—	—	—	—	42,719	42,719
Other comprehensive income	—	—	—	—	—	2,677	—	2,677
Share-based compensation	1,148,476	122	—	—	3,044	—	—	3,166
Repurchase of ordinary shares	(4,974,132)	—	4,974,132	(40,890)	—	—	—	(40,890)
Balance at March 31, 2023	154,402,852	$18,822	15,021,128	$(103,843)	$1,192,134	$(4,308)	$(430,271)	$672,534

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,341	$42,719
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	18,672	19,191
Amortization of debt discount and issuance costs	1,648	1,795
Share-based compensation	3,759	3,166
Loss on derivative financial instruments	9	6,405
Deferred income taxes	529	3,826
(Gain) loss on sale of assets	(36)	13
Amortization of key money	(192)	(193)
Provision for doubtful accounts	491	81
Other	153	198
Changes in assets and liabilities:
Trade and other receivables, net	(7,951)	(11,403)
Insurance recoverable	(1,237)	5,626
Accounts receivable from related parties	(562)	(2,602)
Inventories	1,273	(569)
Prepayments and other assets	5,393	3,159
Trade and other payables	(21,692)	(28,743)
Payables to related parties	967	2,292
Income tax payable	1,016	(205)
Other liabilities	196	531
Net cash provided by operating activities	56,777	45,287
INVESTING ACTIVITIES
Capital expenditures	(9,953)	(10,257)
Purchase of intangibles	(79)	(77)
Payment of key money	(485)	—
Proceeds from the sale of assets, net	71	3
Property damage insurance proceeds	—	7,979
Net cash used in investing activities	(10,446)	(2,352)
FINANCING ACTIVITIES
Repayments of debt	(2,750)	(2,750)
Repurchase of ordinary shares	(30,534)	(42,558)
Principal payments on finance lease obligations	(116)	(107)
Repurchase of ordinary shares for tax withholdings	(109)	—
Net cash used in financing activities	(33,509)	(45,415)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,822	(2,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$272,520	$283,945
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$285,342	$281,465
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$21,038	$21,406
Cash paid for income taxes, net	$11,381	$1,427
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$1,894	$873
Repurchase of ordinary shares not yet settled	$1,970	$—
Par value of vested restricted share awards	$282	$122
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization, operations and basis of presentation
Background
Playa Hotels & Resorts N.V. (“Playa” or the “Company”), through its subsidiaries, is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. We own and/or manage a portfolio of 24 resorts located in Mexico, the Dominican Republic and Jamaica. Unless otherwise indicated or the context requires otherwise, references in our condensed consolidated financial statements (our “Condensed Consolidated Financial Statements”) to “we,” “our,” “us” and similar expressions refer to Playa and its subsidiaries.
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Annual Report”).
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Results for the comparative prior periods have been reclassified to conform to the current period presentation.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive income in our Condensed Consolidated Statements of Comprehensive Income and reclassified into earnings in our Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction occurs. If a derivative contract does not meet these criteria, then the total change in fair value is recognized in earnings. Cash flows from a derivative financial instrument that is classified as a cash flow hedge are recorded in the same category as the cash flows from the items being hedged in the Condensed Consolidated Statements of Cash Flows.
Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Annual periods beginning after December 15, 2023	We are in the process of evaluating the impact of ASU No. 2023-07 on the Condensed Consolidated Financial Statements with respect to our segment disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update require that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold.	Annual periods beginning after December 15, 2024	We are in the process of evaluating the impact of ASU No. 2023-09 on the Condensed Consolidated Financial Statements with respect to our income tax disclosures.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended March 31, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$88,062	$39,638	$72,213	$59,716	$—	$259,629
Non-package revenue	10,794	5,916	9,508	7,925	—	34,143
The Playa Collection	—	—	—	—	1,020	1,020
Management fees	39	—	—	—	2,495	2,534
Cost reimbursements	—	—	—	1,095	1,794	2,889
Other revenues	—	—	—	—	420	420
Total revenue	$98,895	$45,554	$81,721	$68,736	$5,729	$300,635

	Three Months Ended March 31, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$81,287	$36,803	$59,602	$55,876	$—	$233,568
Non-package revenue (1)	9,700	4,747	9,167	9,867	—	33,481
The Playa Collection	—	—	—	—	726	726
Management fees	38	—	—	—	1,891	1,929
Cost reimbursements	—	—	—	1,337	2,197	3,534
Other revenues (1)	—	—	—	—	564	564
Total revenue	$91,025	$41,550	$68,769	$67,080	$5,378	$273,802
________
(1)Includes $0.6 million that was reclassified from non-package revenue to other revenues to conform with current period presentation.

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2024 and December 31, 2023 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2024	2023
Property and equipment, gross
Land, buildings and improvements	$1,648,338	$1,646,452
Fixtures and machinery (1)	87,539	86,717
Furniture and other fixed assets	205,476	203,639
Construction in progress	25,402	22,077
Total property and equipment, gross	1,966,755	1,958,885
Accumulated depreciation	(559,507)	(543,313)
Total property and equipment, net	$1,407,248	$1,415,572
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $6.3 million as of March 31, 2024 and December 31, 2023.
Depreciation expense for property and equipment was $17.7 million and $18.8 million for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, we capitalized $0.3 million of interest expense on qualifying assets using the weighted-average interest rate of our debt. We did not capitalize any interest expense for the three months ended March 31, 2023.
Hurricane Fiona
We received business interruption proceeds of $0.4 million during the three months ended March 31, 2024 related to the impact of Hurricane Fiona in September 2022. We received an additional $1.2 million of business interruption insurance proceeds in April and May 2024 and expect to receive the remaining proceeds in 2024.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
Leases	2024	2023
Operating lease income (1)	$1,186	$950
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
The Netherlands enacted the Dutch Minimum Tax Act 2024 in December 2023. The Dutch Minimum Tax Act 2024 implements measures to ensure that large multinational groups of companies pay a minimum corporate tax rate of 15% in accordance with the European Union's Pillar 2 Directive. As we are incorporated in the Netherlands, we were subject to certain provisions of the Dutch Minimum Tax Act 2024 beginning January 1, 2024. The adoption of the Dutch Minimum Tax Act 2024 resulted in $12.0 million of additional income tax expense incurred in the Netherlands for the three months ended March 31, 2024, which increased our effective tax rate (“ETR”) by 18.2%. As a result, our ETR was 18.1% for the three months ended March 31, 2024 compared to 10.1% for the three months ended March 31, 2023.

An Advance Pricing Agreement (“APA”) for Playa Dominican Resort B.V. was approved in March 2024 and is effective January 1, 2022 through December 31, 2025. We are in the process of finalizing new APAs for Playa Cana B.V. and Playa Romana Mar B.V., which expired as of December 31, 2021. We expect the APAs to be completed before the end of 2024, as the APA terms for the general hotel association have already been approved. Our estimated annual effective tax rate calculation reflects the terms of the APAs that are expected to apply for the year ending December 31, 2024.
We had no uncertain tax positions or unrecognized tax benefits as of March 31, 2024. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of March 31, 2024, a valuation allowance has been maintained as a reserve on a portion of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
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
Relationship with Sagicor
Sagicor Financial Corporation Limited and its affiliated entities (collectively “Sagicor”) is considered a related party due to its ownership of our ordinary shares and representation on our Board of Directors (our “Board”). We pay Sagicor for employee insurance coverage at one of our Jamaica properties. Sagicor is also a part owner of the Jewel Grande Montego Bay Resort & Spa and compensates us as manager of the property.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2024 and 2023 were as follows ($ in thousands):

		Three Months Ended March 31,
Related Party	Transaction	2024	2023
Revenues
Sagicor	Cost reimbursements(1)	$1,095	$1,477
Expenses
Hyatt	Franchise fees(2)	$11,299	$9,954
Sagicor	Insurance premiums(2)	$394	$320
Chief Executive Officer	Lease expense(3)	$153	$196
AMResorts	Management fees(2)	$—	$41
AMResorts	Marketing fees(3)	$—	$37
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
Note 8. Ordinary shares
Our Board previously authorized a $200.0 million share repurchase program pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
During the three months ended March 31, 2024, we repurchased 3,621,127 ordinary shares under the program at an average price of $8.98 per share. As of March 31, 2024, we had approximately $163.9 million remaining under the $200.0 million share repurchase program.
As of March 31, 2024, our ordinary share capital consisted of 135,040,042 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 5,075,907 restricted shares and performance share awards and 36,272 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not to dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees. As of March 31, 2024, there were 10,054,397 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2024 to March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,733,532	$6.84
Granted	1,456,506	8.03
Vested	(1,417,634)	6.61
Forfeited	(19,156)	7.25
Unvested balance at March 31, 2024	2,753,248	$7.59
Performance share awards consist of ordinary shares that may become earned and vested at the end of a three-year performance period based on the achievement of performance targets adopted by our Compensation Committee. Our performance shares have market conditions where either 25% or 50% of the performance share awards will vest based on the total shareholder return (“TSR”) of our ordinary shares relative to those of our peer group and either 50% or 75% will vest based on the compound annual growth rate of the price of our ordinary shares. The peer shareholder return component may vest between 0% and 200% of target, with the award capped at 100% of target should Playa’s TSR be negative. The growth rate component may vest up to 100% of target.

The table below summarizes the key inputs used in the Monte-Carlo simulation to determine the grant date fair value of our performance share awards ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
January 17, 2024
Peer Shareholder Return	50%	$2,915	39.05%	4.09%	—%
Growth Rate	50%	$2,066	39.05%	4.09%	—%
February 8, 2024
Growth Rate	100%	$4,369	38.21%	4.20%	—%
________
(1) Expected volatility was determined based on Playa’s historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2024 to March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,048,350	$6.34
Granted	1,509,519	7.39
Vested	(1,174,808)	5.38
Forfeited	(24,130)	6.01
Unvested balance at March 31, 2024	2,358,931	$7.35
Note 10. Earnings per share
Basic and diluted earnings per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$54,341	$42,719
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	136,651,696	157,314,177
Effect of dilutive securities
Unvested performance share awards	747,783	952,494
Unvested restricted share awards	610,380	505,782
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	138,009,859	158,772,453

EPS - Basic	$0.40	$0.27
EPS - Diluted	$0.39	$0.27

For the three months ended March 31, 2024 and 2023, we had no anti-dilutive unvested performance share awards. The performance targets of our unvested performance share awards were partially achieved as of March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, we had no anti-dilutive unvested restricted share awards.

Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50%	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 3.25%	January 5, 2029	1,086,250	1,089,000
Total Senior Secured Credit Facilities (at stated value)			1,086,250	1,089,000
Unamortized discount			(25,139)	(26,466)
Unamortized debt issuance costs			(6,059)	(6,380)
Total Senior Secured Credit Facilities, net			$1,055,052	$1,056,154

Financing lease obligations			$5,106	$5,222

Total debt, net			$1,060,158	$1,061,376
________
(1)We had an available balance on our Revolving Credit Facility of $225.0 million as of March 31, 2024 and December 31, 2023.
(2)The effective interest rate for the Term Loan due 2029 was 8.58% and 8.59% as of March 31, 2024 and December 31, 2023, respectively.
Financial maintenance covenants
We were in compliance with all applicable covenants as of March 31, 2024. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 12. Derivative financial instruments
Interest rate swaps
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the three months ended March 31, 2024 and 2023 are as follows:

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

Foreign currency forward contracts

We have entered into foreign currency forward contracts to mitigate the risk of foreign exchange fluctuations on certain direct expenses, such as salaries and wages and food and beverage costs, which are denominated in Mexican Pesos. As of March 31, 2024, the total outstanding notional amount of the forward contracts was $78.7 million, or $1.4 billion Mexican Pesos, which will be settled monthly with maturity dates between April 2024 and December 2024.

Quantitative disclosures about derivative financial instruments

The following tables present the effect of our derivative financial instruments, net of tax, in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024		2023
	Interest rate swaps(1)	Foreign currency forwards(2)	Interest rate swaps
Change in fair value	$(5,852)	$(2,868)	$—
Reclassification from AOCI to the income statement	$2,024	$(54)	$(2,895)
________
(1) Amounts are reclassified from AOCI to interest expense. As of March 31, 2024, the total amount expected to be reclassified during the next twelve months is $5.6 million.
(2) Amounts are reclassified from AOCI to direct expenses. As of March 31, 2024, the total amount expected to be reclassified during the next twelve months is $2.9 million.

Derivative Financial Instruments	Financial Statement Classification	Three Months Ended March 31,
		2024	2023
Designated as Cash Flow Hedges
Interest rate swaps	Interest expense	$(2,024)	$—
Foreign currency forwards	Direct expenses	$(180)	$—
Not Designated as Hedging Instruments
Interest rate swaps(1)	Interest expense	$—	$3,013
________
(1) Includes the loss from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.
The following table presents the effect of our derivative financial instruments in the Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of March 31,	As of December 31,
		2024	2023
Designated as Cash Flow Hedges
Interest rate swaps	Derivative financial instruments	$6,785	$2,966
Foreign currency forwards	Derivative financial instruments	$2,922	$—

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of each instrument. We incorporate these counterparty credit risks in our fair value measurements (see Note 13) and believe we minimize this credit risk by transacting with major creditworthy financial institutions.
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

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of March 31, 2024 and December 31, 2023. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following tables present our fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 ($ in thousands):

Financial Assets	March 31, 2024	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$6,785	$—	$6,785	$—
Foreign currency forwards	$2,922	$—	$2,922	$—

Financial Assets	December 31, 2023	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$2,966	$—	$2,966	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2024 and December 31, 2023 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2024	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,055,052	$—	$—	$1,102,108

	Carrying Value	Fair Value
	As of December 31, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,056,154	$—	$—	$1,097,081

The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Foreign currency forwards	The fair value of the foreign currency forwards is estimated based on the expected future cash flows by incorporating the notional amount of the forward contract, the maturity date of the contract, and observable inputs including spot rates, forward rates, and interest rate curves (including discount factors). The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value is largely dependent on prevailing foreign currency forward rates as of the measurement date and maturing on the maturity dates of any existing forwards. If, in subsequent periods, any prevailing foreign currency forward rate differs from the corresponding contracted foreign currency rate, we will recognize a gain or loss.
Interest rate swaps	The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted SOFR as of the measurement date. If, in subsequent periods, forecasted SOFR exceeds the fixed rates we pay on our interest rate swaps, we will recognize a gain and future cash inflows. Conversely, if forecasted SOFR falls below the fixed rates we pay on our interest rate swaps in subsequent periods, we will recognize a loss and future cash outflows.
Financial instruments not recorded at fair value
Term Loan due 2029	The fair value of our Term Loan due 2029 is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loan due 2029. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2024 and December 31, 2023 ($ in thousands):

	As of March 31,	As of December 31,
	2024	2023
Gross trade and other receivables (1)	$82,656	$75,051
Allowance for doubtful accounts	(434)	(289)
Total trade and other receivables, net	$82,222	$74,762
________
(1) The opening balance as of January 1, 2023 was $63.4 million.

We have not experienced any significant write-offs to our accounts receivable during the three months ended March 31, 2024 and 2023.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2024 and December 31, 2023 ($ in thousands):

	As of March 31,	As of December 31,
	2024	2023
Advances to suppliers	$13,391	$18,213
Prepaid income taxes	12,540	11,510
Prepaid other taxes (1)	4,606	5,641
Operating lease right-of-use assets	6,243	6,426
Key money	6,896	6,475
Other assets	6,035	6,029
Total prepayments and other assets	$49,711	$54,294
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three months ended March 31, 2024. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of March 31, 2024 and December 31, 2023 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$33,879	$85,610
Accumulated impairment losses	(6,168)	—	—	(18,800)	(24,968)
Net carrying value	$45,563	$—	$—	$15,079	$60,642

Other intangible assets
Other intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2024	2023
Gross carrying value
Casino and other licenses (1)	$628	$607
Management contract	1,900	1,900
Enterprise resource planning system	6,352	6,352
Other	4,732	4,674
Total gross carrying value	13,612	13,533

Accumulated amortization
Management contract	(546)	(523)
Enterprise resource planning system	(5,250)	(4,349)
Other	(4,375)	(4,304)
Total accumulated amortization	(10,171)	(9,176)

Net carrying value
Casino and other licenses (1)	628	607
Management contract	1,354	1,377
Enterprise resource planning system	1,102	2,003
Other	357	370
Total net carrying value	$3,441	$4,357
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
Amortization expense for intangible assets was $1.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2024 and December 31, 2023 ($ in thousands):

	As of March 31,	As of December 31,
	2024	2023
Trade payables	$26,374	$25,929
Advance deposits (1)	69,054	80,506
Withholding and other taxes payable	15,747	15,164
Interest payable	2,853	2,603
Payroll and related accruals	25,183	31,466
Accrued expenses and other payables (2)	37,505	40,764
Total trade and other payables	$176,716	$196,432
________
(1) The opening balance as of January 1, 2023 was $83.3 million.
(2) As of March 31, 2024 and December 31, 2023, accrued expenses and other payables includes $10.1 million and $16.8 million, respectively, of unpaid clean up and repair expenses related to Hurricane Fiona. As of March 31, 2024, accrued expenses and other payables also includes $2.0 million related to share repurchases not yet settled.

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2024 and December 31, 2023 ($ in thousands):

	As of March 31,	As of December 31,
	2024	2023
Pension obligation (1)	$10,396	$9,980
Operating lease liabilities	6,811	6,973
Unfavorable ground lease liability	1,721	1,748
Key money	14,073	14,331
Other	929	938
Total other liabilities	$33,930	$33,970
________
(1) For the three months ended March 31, 2024 and 2023, the service cost component of net periodic pension cost was $0.4 million and $0.3 million, respectively, and the non-service cost components were $0.3 million and $0.9 million, respectively.
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the three months ended March 31, 2024 and 2023, we have excluded the immaterial amounts of management fees, cost reimbursements, The Playa Collection revenues and other from our segment reporting.
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

The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees, The Playa Collection revenue, and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Owned net revenue
Yucatán Peninsula	$95,988	$88,748
Pacific Coast	44,296	40,515
Dominican Republic	81,612	68,769
Jamaica	64,642	62,977
Segment owned net revenue	286,538	261,009
Other revenues	420	564
Management fees	2,534	1,929
The Playa Collection	1,020	726
Cost reimbursements	2,889	3,534
Compulsory tips	7,234	6,040
Total revenue	$300,635	$273,802
The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Owned Resort EBITDA
Yucatán Peninsula	$40,053	$37,936
Pacific Coast	19,141	17,523
Dominican Republic	37,770	26,849
Jamaica	27,076	27,081
Segment Owned Resort EBITDA	124,040	109,389
Other corporate	(14,122)	(13,555)
The Playa Collection	1,020	726
Management fees	2,534	1,929
Adjusted EBITDA	113,472	98,489
Interest expense	(23,128)	(29,666)
Depreciation and amortization	(18,672)	(19,191)
Gain (loss) on sale of assets	36	(13)
Other (expense) income	(793)	232
Repairs from hurricanes and tropical storms	—	861
Share-based compensation	(3,759)	(3,166)
Transaction expenses	(1,037)	(863)
Non-service cost components of net periodic pension cost (1)	259	852
Net income before tax	66,378	47,535
Income tax provision	(12,037)	(4,816)
Net income	$54,341	$42,719
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other (expense) income in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of March 31, 2024 and December 31, 2023 ($ in thousands):

	As of March 31,	As of December 31,
	2024	2023
Segment property and equipment, gross
Yucatán Peninsula	$683,966	$683,073
Pacific Coast	308,271	305,588
Dominican Republic	542,700	541,629
Jamaica	425,382	422,772
Total segment property and equipment, gross	1,960,319	1,953,062
Corporate property and equipment, gross	6,436	5,823
Accumulated depreciation	(559,507)	(543,313)
Total property and equipment, net	$1,407,248	$1,415,572

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Segment capital expenditures
Yucatán Peninsula	$2,021	$2,741
Pacific Coast	2,528	946
Dominican Republic	1,554	3,895
Jamaica	3,175	1,806
Total segment capital expenditures (1)	9,278	9,388
Corporate	874	126
Total capital expenditures (1)	$10,152	$9,514
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
During the period from April 1, 2024 through April 30, 2024, we purchased 1,859,322 ordinary shares at an average price of $9.36 per share. As of April 30, 2024, we had $146.5 million remaining under our $200.0 million share repurchase program.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 22, 2024 and in this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
•the ability of our guests to reach our resorts given government-mandated travel restrictions, such as those related to COVID-19 or other public health crises, or airline service/capacity issues, as well as changes in demand for our resorts resulting from government-mandated safety protocols and/or health concerns, including those related to COVID-19 or other public health crises;
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
•cybersecurity incidents and information technology failures;
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
Overview
Playa, through its subsidiaries, is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of March 31, 2024, Playa owned and/or managed a total portfolio consisting of 24 resorts (9,027 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
Playa currently owns and/or manages resorts under the following brands: Hyatt Zilara, Hyatt Ziva, Hilton All-Inclusive, Tapestry Collection by Hilton, Wyndham Alltra, Seadust, Kimpton, Jewel Resorts and The Luxury Collection. Playa leverages years of all-inclusive resort operating expertise and relationships with globally recognized hospitality brands to provide a best-in-class experience and exceptional value to guests, while building a direct relationship to improve customer acquisition cost and drive repeat business.
For the three months ended March 31, 2024, we generated net income of $54.3 million, Total Revenue of $300.6 million, Net Package RevPAR of $427.17 and Adjusted EBITDA of $113.5 million. For the three months ended March 31, 2023, we generated net income of $42.7 million, Total Revenue of $273.8 million, Net Package RevPAR of $355.27 and Adjusted EBITDA of $98.5 million.

Our Portfolio of Resorts
As of March 31, 2024, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Jewel Palm Beach	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	1994; 2008	500
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					6,504
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Seadust Cancún Family Resort	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Hacienda Tres Ríos Resort, Spa & Nature Park (3)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Vallarta	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná (4)	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1994; 1998; 2004; 2023	404
Jewel Punta Cana (5)	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	2004	620
Total Rooms Operated					2,523
Total Rooms Owned and Operated					9,027
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
(4) We entered into a management agreement to operate this resort during the first quarter of 2023. We commenced operations in March 2024.
(5) In connection with the resort's sale in December 2023, we entered into a management agreement to operate this resort. The resort is currently closed for renovations and we expect to commence operations in late 2024.

Results of Operations
Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change	% Change
Revenue
Package	$259,629	$233,568	$26,061	11.2%
Non-package	34,143	33,481	662	2.0%
The Playa Collection	1,020	726	294	40.5%
Management fees	2,534	1,929	605	31.4%
Cost reimbursements	2,889	3,534	(645)	(18.3)%
Other revenues	420	564	(144)	(25.5)%
Total revenue	300,635	273,802	26,833	9.8%
Direct and selling, general and administrative expenses
Direct	137,979	128,968	9,011	7.0%
Selling, general and administrative	51,219	45,127	6,092	13.5%
Depreciation and amortization	18,672	19,191	(519)	(2.7)%
Reimbursed costs	2,889	3,534	(645)	(18.3)%
(Gain) loss on sale of assets	(36)	13	(49)	(376.9)%
Business interruption insurance recoveries	(17)	—	(17)	(100.0)%
Gain on insurance proceeds	(370)	—	(370)	(100.0)%
Direct and selling, general and administrative expenses	210,336	196,833	13,503	6.9%
Operating income	90,299	76,969	13,330	17.3%
Interest expense	(23,128)	(29,666)	6,538	22.0%
Other (expense) income	(793)	232	(1,025)	(441.8)%
Net income before tax	66,378	47,535	18,843	39.6%
Income tax provision	(12,037)	(4,816)	(7,221)	(149.9)%
Net income	$54,341	$42,719	$11,622	27.2%
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
Our comparable portfolio for the three months ended March 31, 2024 excludes Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.

Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	85.1%	70.8%	14.3	pts	20.2%
Net Package ADR	$502.12	$501.64	$0.48		0.1%
Net Package RevPAR	$427.17	$355.27	$71.90		20.2%
	($ in thousands)
Net Package Revenue	$252,829	$227,786	$25,043		11.0%
Net Non-package Revenue	33,709	33,223	486		1.5%
The Playa Collection Revenue	1,020	726	294		40.5%
Management Fee Revenue	2,534	1,929	605		31.4%
Other Revenues	420	564	(144)		(25.5)%
Total Net Revenue	290,512	264,228	26,284		9.9%
Adjusted EBITDA	$113,472	$98,489	$14,983		15.2%
Adjusted EBITDA Margin	39.1%	37.3%	1.8	pts	4.8%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	84.9%	82.3%	2.6	pts	3.2%
Net Package ADR	$530.41	$508.02	$22.39		4.4%
Net Package RevPAR	$450.33	$417.91	$32.42		7.8%
	($ in thousands)
Net Package Revenue	$246,043	$225,824	$20,219		9.0%
Net Non-package Revenue	33,069	33,002	67		0.2%
The Playa Collection Revenue	1,020	726	294		40.5%
Management Fee Revenue	2,534	1,929	605		31.4%
Other Revenues	420	564	(144)		(25.5)%
Total Net Revenue	283,086	262,045	21,041		8.0%
Adjusted EBITDA	$112,608	$103,770	$8,838		8.5%
Adjusted EBITDA Margin	39.8%	39.6%	0.2	pts	0.5%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended March 31, 2024 increased $26.8 million, or 9.8%, compared to the three months ended March 31, 2023 and our Total Net Revenue for the three months ended March 31, 2024 increased $26.3 million, or 9.9%, compared to the three months ended March 31, 2023. The increases were due to the following:
•an increase in Occupancy of 14.3 percentage points as a result of low occupancy levels at Jewel Punta Cana and the temporary closure of Jewel Palm Beach for the majority of the three months ended March 31, 2023, as management of the resort transitioned to Playa from a third-party;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy increased 2.6 percentage points compared to the three months ended March 31, 2023.
•an increase in Net Package ADR of 0.1%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Package ADR increased 4.4%.
•an increase in Net Non-package Revenue of $0.5 million, or 1.5%.
•Excluding Jewel Punta Cana, which was sold in December 2023, and Jewel Palm Beach, Net Non-package Revenue increased $0.1 million, or 0.2%, compared to the three months ended March 31, 2023.

Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the three months ended March 31, 2024 increased $15.0 million, or 15.2%, compared to the three months ended March 31, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA increased $8.8 million compared to the three months ended March 31, 2023. Adjusted EBITDA was negatively impacted by $4.8 million due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12), and by increased insurance premiums and labor and related expenses compared to the three months ended March 31, 2023. Adjusted EBITDA was also positively impacted by a $0.4 million benefit from business interruption insurance related to the disruption caused by Hurricane Fiona in our Dominican Republic segment in the second half of 2022.
Our Adjusted EBITDA Margin for the three months ended March 31, 2024 increased 1.8 percentage points, or 4.8%, compared to the three months ended March 31, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA Margin increased 0.2 percentage points compared to the three months ended March 31, 2023. Adjusted EBITDA Margin was negatively impacted by 160 basis points due to the appreciation of the Mexican Peso, which was partially offset by a positive impact of 10 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona compared to the three months ended March 31, 2023. Excluding these impacts, our Adjusted EBITDA Margin would have been 40.6%, an increase of 3.3 percentage points compared to the three months ended March 31, 2023.
The following table shows a reconciliation of Net Package Revenue and Net Non-package Revenue to Total Revenue for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2024	2023	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$246,043	$225,824	$20,219	9.0%
Non-comparable Net Package Revenue	6,786	1,962	4,824	245.9%
Net Package Revenue	252,829	227,786	25,043	11.0%

Net Non-package Revenue
Comparable Net Non-package Revenue	33,069	33,002	67	0.2%
Non-comparable Net Non-package Revenue	640	221	419	189.6%
Net Non-package Revenue	33,709	33,223	486	1.5%

The Playa Collection Revenue	1,020	726	294	40.5%
Management Fee Revenue	2,534	1,929	605	31.4%
Other Revenues	420	564	(144)	(25.5)%

Total Net Revenue
Comparable Total Net Revenue	283,086	262,045	21,041	8.0%
Non-comparable Total Net Revenue	7,426	2,183	5,243	240.2%
Total Net Revenue	290,512	264,228	26,284	9.9%
Compulsory tips	7,234	6,040	1,194	19.8%
Cost Reimbursements	2,889	3,534	(645)	(18.3)%
Total revenue	$300,635	$273,802	$26,833	9.8%

Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2024	2023	Change	% Change
Direct expenses	$137,979	$128,968	$9,011	7.0%
Less: compulsory tips	7,234	6,040	1,194	19.8%
Net Direct Expenses	$130,745	$122,928	$7,817	6.4%
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
Our Net Direct Expenses were $130.7 million, or 45.0% of Total Net Revenue, for the three months ended March 31, 2024 and $122.9 million, or 46.5% of Total Net Revenue, for the three months ended March 31, 2023. Net Direct Expenses for the three months ended March 31, 2024 increased $7.8 million, or 6.4%, compared to the three months ended March 31, 2023 primarily due to the following:
•appreciation of the Mexican Peso compared to the three months ended March 31, 2023, which impacts the majority of our expenses but primarily increased labor and food and beverage expenses during the three months ended March 31, 2024; and
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the three months ended March 31, 2023.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$30,028	$28,487	$1,541	5.4%
Guest costs	5,133	5,715	(582)	(10.2)%
Salaries and wages	52,625	47,195	5,430	11.5%
Repairs and maintenance	5,678	5,955	(277)	(4.7)%
Utilities and sewage	11,214	10,557	657	6.2%
Licenses and property taxes	1,010	881	129	14.6%
Incentive and management fees	—	41	(41)	(100.0)%
Franchise fees	15,052	13,518	1,534	11.3%
Transportation and travel expenses	1,766	1,655	111	6.7%
Laundry and cleaning expenses	1,725	1,653	72	4.4%
Property and equipment rental expense	1,789	2,173	(384)	(17.7)%
Entertainment expenses and decoration	3,117	3,144	(27)	(0.9)%
Office supplies	284	352	(68)	(19.3)%
Other operational expenses	1,324	1,602	(278)	(17.4)%
Total Net Direct Expenses	$130,745	$122,928	$7,817	6.4%

Comparable Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$28,543	$28,344	$199	0.7%
Guest costs	4,969	5,574	(605)	(10.9)%
Salaries and wages	50,705	45,898	4,807	10.5%
Repairs and maintenance	5,481	5,693	(212)	(3.7)%
Utilities and sewage	10,447	10,184	263	2.6%
Licenses and property taxes	935	866	69	8.0%
Franchise fees	15,052	13,518	1,534	11.3%
Transportation and travel expenses	1,615	1,597	18	1.1%
Laundry and cleaning expenses	1,639	1,634	5	0.3%
Property and equipment rental expense	1,747	2,164	(417)	(19.3)%
Entertainment expenses and decoration	3,022	3,137	(115)	(3.7)%
Office supplies	268	349	(81)	(23.2)%
Other operational expenses	1,210	1,537	(327)	(21.3)%
Total Net Direct Expenses	$125,633	$120,495	$5,138	4.3%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2024 increased $6.1 million, or 13.5%, compared to the three months ended March 31, 2023. The increase was primarily driven by a $2.7 million increase in insurance expense due to higher insurance premiums and a $1.2 million increase in property selling, general and administrative expenses. We also experienced an increase in share-based compensation expense of $0.6 million due to an increase in the number of restricted and performance share awards granted in 2024, a $0.5 million increase in travel and tour operator commissions expense corresponding with higher occupancies, a $0.4 million increase in the provision for doubtful accounts, a $0.3 million increase in professional fees and a $0.3 million increase in corporate selling, general and administrative expenses.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2024 decreased $0.5 million, or 2.7%, compared to the three months ended March 31, 2023 due to the sale of Jewel Punta Cana in December 2023.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the three months ended March 31, 2024 increased $0.4 million, or 100.0%, compared to the three months ended March 31, 2023 as a result of business interruption insurance proceeds received in 2024 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022. We had no gain on insurance proceeds during the three months ended March 31, 2023.
Interest Expense
Our interest expense for the three months ended March 31, 2024 decreased $6.5 million, or 22.0%, compared to the three months ended March 31, 2023. The decrease in interest expense was driven primarily by a $6.3 million decrease related to a favorable change in fair value of our prior LIBOR-based interest rate swaps recognized during the three months ended March 31, 2023. The decrease was partially offset by a $0.3 million increase from our $1.1 billion term loan issued in the December 2022 debt refinancing (the “Term Loan due 2029”), which incurs interest based on SOFR plus a margin of 3.25%. Additionally, our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income.
Cash interest paid was $21.3 million for the three months ended March 31, 2024, representing a $0.1 million, or 0.5% decrease as compared to the three months ended March 31, 2023.

Income Tax Provision
For the three months ended March 31, 2024, our income tax provision was $12.0 million, compared to a $4.8 million income tax provision for the three months ended March 31, 2023. The increase of $7.2 million was primarily driven by a $10.8 million increased tax provision associated with higher pre-tax book income from our taxpaying entities. This includes a $12.0 million increased tax provision for tax expense incurred in the Netherlands under the Dutch Minimum Tax Act 2024 and a $1.3 million decreased tax expense at Mexico and Jamaica entities related to lower pre-tax book income. The increases are partially offset by a $2.4 million decreased tax expense related to favorable foreign exchange rate fluctuations, primarily at our Mexico entities, a $1.3 million tax benefit recorded for the finalization of the capital gains tax due on the 2023 Jewel Punta Cana sale, and $0.3 million decreased tax expense associated with 2023 tax true-ups recorded for our Dominican Republic entities based on the expected APA tax rates.
A majority of the expected impact of the Dutch Minimum Tax Act 2024 for the year ended December 31, 2024 was recognized through our income tax provision during the three months ended March 31, 2024.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the three months ended March 31, 2024 and 2023, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent we are successful in entering into more management contracts.
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
“Adjusted EBITDA Margin” represents Adjusted EBITDA as a percentage of Total Net Revenue.
“Owned Resort EBITDA” represents Adjusted EBITDA before corporate expenses, The Playa Collection revenue and Management Fee Revenue.
“Owned Resort EBITDA Margin” represents Owned Resort EBITDA as a percentage of Owned Net Revenue.
Usefulness and Limitation of Non-U.S. GAAP Measures
We believe that each of Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Total Net Revenue, Net Package ADR, Net Package RevPAR, and Net Direct Expenses are all useful to investors as they more accurately reflect our operating results by excluding compulsory tips. These tips have a margin of zero and do not represent our operating results.
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
Our comparable portfolio for the three months ended March 31, 2024 excludes Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended March 31, 2024 and 2023
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$95,988	$88,748	$7,240	8.2%
Pacific Coast	44,296	40,515	3,781	9.3%
Dominican Republic	81,612	68,769	12,843	18.7%
Jamaica	64,642	62,977	1,665	2.6%
Segment Owned Net Revenue	286,538	261,009	25,529	9.8%
Other revenues	420	564	(144)	(25.5)%
The Playa Collection	1,020	726	294	40.5%
Management fees	2,534	1,929	605	31.4%
Total Net Revenue	$290,512	$264,228	$26,284	9.9%

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$40,053	$37,936	$2,117	5.6%
Pacific Coast	19,141	17,523	1,618	9.2%
Dominican Republic	37,770	26,849	10,921	40.7%
Jamaica	27,076	27,081	(5)	0.0%
Segment Owned Resort EBITDA	124,040	109,389	14,651	13.4%
Other corporate	(14,122)	(13,555)	(567)	(4.2)%
The Playa Collection	1,020	726	294	40.5%
Management fees	2,534	1,929	605	31.4%
Total Adjusted EBITDA	$113,472	$98,489	$14,983	15.2%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2024 and 2023 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	87.0%	83.8%	3.2	pts	3.8%
Net Package ADR	$507.77	$494.08	$13.69		2.8%
Net Package RevPAR	$441.54	$414.21	$27.33		6.6%
	($ in thousands)
Net Package Revenue	$85,424	$79,254	$6,170		7.8%
Net Non-package Revenue	10,564	9,494	1,070		11.3%
Owned Net Revenue	95,988	88,748	7,240		8.2%
Owned Resort EBITDA	$40,053	$37,936	$2,117		5.6%
Owned Resort EBITDA Margin	41.7%	42.7%	(1.0)	pts	(2.3)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2024 increased $7.2 million, or 8.2%, compared to the three months ended March 31, 2023 and was driven by:
•an increase in Occupancy of 3.2 percentage points;
•an increase in Net Package ADR of 2.8%; and
•an increase in Net Non-package Revenue of $1.1 million, or 11.3%.
•Net Non-package Revenue per sold room increased 6.1%, primarily driven by a higher meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2024 increased $2.1 million, or 5.6%, compared to the three months ended March 31, 2023 and was driven by:
•an increase in Net Package ADR compared to the three months ended March 31, 2023 which allowed us to leverage a majority of our direct expenses, partially offset by
•an unfavorable impact of $3.3 million due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12);
•an increase in labor and related expenses, which were partially due to union-negotiated and government-mandated wage benefit increases; and
•an increase in insurance premiums.
•Our Owned Resort EBITDA Margin for the three months ended March 31, 2024 was 41.7%, a decrease of 1.0 percentage point compared to the three months ended March 31, 2023. Owned Resort EBITDA Margin was negatively impacted by 340 basis points due to the appreciation of the Mexican Peso and by 30 basis points from increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases compared to the three months ended March 31, 2023. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin for the three months ended March 31, 2024 would have been 45.1%, an increase of 2.4 percentage points compared to the three months ended March 31, 2023.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2024 and 2023 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	86.7%	79.3%	7.4	pts	9.3%
Net Package ADR	$526.87	$541.73	$(14.86)		(2.7)%
Net Package RevPAR	$456.59	$429.80	$26.79		6.2%
	($ in thousands)
Net Package Revenue	$38,475	$35,820	$2,655		7.4%
Net Non-package Revenue	5,821	4,695	1,126		24.0%
Owned Net Revenue	44,296	40,515	3,781		9.3%
Owned Resort EBITDA	$19,141	$17,523	$1,618		9.2%
Owned Resort EBITDA Margin	43.2%	43.3%	(0.1)	pts	(0.2)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2024 increased $3.8 million, or 9.3%, compared to the three months ended March 31, 2023 and was driven by:
•an increase in Occupancy of 7.4 percentage points;
•an increase in Net Non-package Revenue of $1.1 million, or 24.0%, primarily driven by a higher MICE group contribution to our guest mix;
•Net Non-package Revenue per sold room increased 12.3%; partially offset by
•a decrease in Net Package ADR of 2.7%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2024 increased $1.6 million, or 9.2%, compared to the three months ended March 31, 2023 and was driven by:
•an increase in Occupancy and Net Non-package Revenue; partially offset by
•an unfavorable impact of $1.5 million due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12);
•an increase in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases; and
•an increase in insurance premiums.
•Our Owned Resort EBITDA Margin for the three months ended March 31, 2024 was 43.2%, a decrease of 0.1 percentage points compared to the three months ended March 31, 2023. Owned Resort EBITDA Margin was negatively impacted by 330 basis points due to the appreciation of the Mexican Peso and by 90 basis points from increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases compared to the three months ended March 31, 2023. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 46.5%, an increase of 3.2 percentage points compared to the three months ended March 31, 2023.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended March 31, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	83.7%	51.1%	32.6	pts	63.8%
Net Package ADR	$468.26	$490.55	$(22.29)		(4.5)%
Net Package RevPAR	$392.07	$250.47	$141.60		56.5%
	($ in thousands)
Net Package Revenue	$72,213	$59,602	$12,611		21.2%
Net Non-package Revenue	9,399	9,167	232		2.5%
Owned Net Revenue	81,612	68,769	12,843		18.7%
Owned Resort EBITDA	$37,770	$26,849	$10,921		40.7%
Owned Resort EBITDA Margin	46.3%	39.0%	7.3	pts	18.7%
Comparable Portfolio (1)

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	82.6%	81.6%	1.0	pts	1.2%
Net Package ADR	$571.09	$514.96	$56.13		10.9%
Net Package RevPAR	$471.77	$420.24	$51.53		12.3%
	($ in thousands)
Net Package Revenue	$65,427	$57,640	$7,787		13.5%
Net Non-package Revenue	8,759	8,946	(187)		(2.1)%
Owned Net Revenue	74,186	66,586	7,600		11.4%
Owned Resort EBITDA	$36,906	$32,130	$4,776		14.9%
Owned Resort EBITDA Margin	49.7%	48.3%	1.4	pts	2.9%
________
(1)For the three months ended March 31, 2024, our comparable portfolio excludes Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2024 increased $7.6 million, or 11.4%, compared to the three months ended March 31, 2023. The increase was due to the following:
•an increase in Occupancy of 1.0 percentage point; and
•an increase in Comparable Net Package ADR of 10.9%; partially offset by
•a decrease in Comparable Net Non-package Revenue of $0.2 million, or 2.1%, compared to the three months ended March 31, 2023.
•Comparable Net Non-package Revenue per sold room decreased 4.4% compared to the three months ended March 31, 2023 driven by a lower MICE group contribution to our guest mix.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2024 increased $4.8 million, or 14.9%, compared to the three months ended March 31, 2023, and includes a $0.4 million benefit from business interruption insurance proceeds and recoverable expense related to Hurricane Fiona in the Dominican Republic during the second half of 2022. The benefit was partially offset by increased insurance premiums compared to the three months ended March 31, 2023.
•Our Comparable Owned Resort EBITDA Margin for the three months ended March 31, 2024 was 49.7%, an increase of 1.4 percentage points compared to the three months ended March 31, 2023, and includes a favorable impact of 50 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona. Excluding the aforementioned business interruption benefit, Comparable Owned Resort EBITDA Margin for the three months ended March 31, 2024 was 49.2%, an increase of 0.9 percentage points compared to the three months ended March 31, 2023.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended March 31, 2024 and 2023 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	83.1%	82.5%	0.6	pts	0.7%
Net Package ADR	$524.92	$500.78	$24.14		4.8%
Net Package RevPAR	$436.46	$413.24	$23.22		5.6%
	($ in thousands)
Net Package Revenue	$56,717	$53,110	$3,607		6.8%
Net Non-package Revenue	7,925	9,867	(1,942)		(19.7)%
Owned Net Revenue	64,642	62,977	1,665		2.6%
Owned Resort EBITDA	$27,076	$27,081	$(5)		0.0%
Owned Resort EBITDA Margin	41.9%	43.0%	(1.1)	pts	(2.6)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2024 increased $1.7 million, or 2.6%, compared to the three months ended March 31, 2023. The increase was due to the following:
•an increase in Occupancy of 0.6 percentage points;
•an increase in Net Package ADR of 4.8%; partially offset by
•a decrease in Net Non-package Revenue of $1.9 million, or 19.7%.
•Net Non-package Revenue per sold room decreased 21.2% as a result of a lower MICE group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2024 was flat compared to the three months ended March 31, 2023.
•Our Owned Resort EBITDA Margin for the three months ended March 31, 2024 decreased 1.1 percentage points, or 2.6%, compared to the three months ended March 31, 2023 driven by a decrease in Net Non-package Revenue and a negative impact of 160 basis points due to increases in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases compared to the three months ended March 31, 2023.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$54,341	$42,719
Interest expense	23,128	29,666
Income tax provision	12,037	4,816
Depreciation and amortization	18,672	19,191
EBITDA	108,178	96,392
Other expense (income) (a)	793	(232)
Share-based compensation	3,759	3,166
Transaction expense (b)	1,037	863
Repairs from hurricanes and tropical storms (c)	—	(861)
(Gain) loss on sale of assets	(36)	13
Non-service cost components of net periodic pension cost	(259)	(852)
Adjusted EBITDA	113,472	98,489
Other corporate (d)	14,122	13,555
The Playa Collection	(1,020)	(726)
Management fees	(2,534)	(1,929)
Owned Resort EBITDA	124,040	109,389
Less: Non-comparable Owned Resort EBITDA	864	(5,281)
Comparable Owned Resort EBITDA(e)	$123,176	$114,670
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
(d)    For the three months ended March 31, 2024 and 2023, represents corporate salaries and benefits of $9.8 million for 2024 and $9.7 million for 2023, professional fees of $2.1 million for 2024 and $1.9 million for 2023, corporate rent and insurance of $1.0 million for 2024 and $1.0 million for 2023, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.2 million for 2024 and $1.0 million for 2023.
(e)    Our comparable portfolio for the three months ended March 31, 2024 excludes Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.
Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses since the beginning of 2022. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we have experienced some improvement, we expect that inflationary pressures may remain elevated through 2024, but could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.
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

Liquidity and Capital Resources
Our net cash provided by operating activities for the three months ended March 31, 2024 was $56.8 million. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of March 31, 2024, we had $285.3 million of available cash, as compared to $272.5 million as of December 31, 2023. Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, we had no restricted cash balance as of March 31, 2024. As of April 30, 2024, we had approximately $275.4 million of available cash and also had $225.0 million available on our Revolving Credit Facility, which does not mature until January 2028.
We expect to meet our long-term liquidity requirements generally through the sources of cash available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
Cash Requirements
Our expected material cash requirements for the remainder of 2024 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.
As of March 31, 2024, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. As of March 31, 2024, we had $73.9 million of scheduled contractual obligations remaining in 2024 which we expect to pay with available cash. In addition, we estimate that we will incur between $110.0 million and $120.0 million of capital expenditures for 2024, which reflects the acceleration of renovations at the Hyatt Ziva Los Cabos.
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

Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$56,777	$45,287
Net cash used in investing activities	$(10,446)	$(2,352)
Net cash used in financing activities	$(33,509)	$(45,415)
Increase (decrease) in cash and cash equivalents	$12,822	$(2,480)
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the three months ended March 31, 2024, our net cash provided by operating activities was $56.8 million compared to $45.3 million for the three months ended March 31, 2023.
Cash Flows from Investing Activities
Our net cash used in investing activities was $10.4 million for the three months ended March 31, 2024 compared to $2.4 million for the three months ended March 31, 2023.
Activity for the three months ended March 31, 2024:
•Purchases of property and equipment of $10.0 million, consisting of maintenance capital expenditures as well as renovation costs of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos; and
•Payment of $0.5 million in key money to the owner of one of our managed resorts.
Activity for the three months ended March 31, 2023:
•Purchases of property and equipment of $10.3 million, primarily for maintenance related expenditures; and
•Property damage insurance proceeds related to the impacts of Hurricane Fiona in the Dominican Republic of $8.0 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $33.5 million for the three months ended March 31, 2024 compared to $45.4 million for the three months ended March 31, 2023.
Activity for the three months ended March 31, 2024:
•Principal payments on our Term Loan due 2029 of $2.8 million; and
•Repurchases of ordinary shares of $30.5 million.
Activity for the three months ended March 31, 2023:
•Principal payments on our Term Loan due 2029 of $2.8 million; and

•Repurchases of ordinary shares of $42.6 million.
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

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities, including our pension obligation, and debt (excluding the financing lease obligation). See Note 13, “Fair value of financial instruments,” to our Condensed Consolidated Financial Statements for more information.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use two interest rate swaps (see Note 12 of our Condensed Consolidated Financial Statements) to manage our exposure to this risk. As of March 31, 2024, 51% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 3.25%.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2024 less than 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 71.5% of our resort-level operating expenses for the three months ended March 31, 2024 were denominated in the local currencies in the countries in which we operate. During the first quarter of 2024, we entered into foreign currency forward contracts to hedge 50% of our estimated operating expenses that are denominated in Mexican Pesos. However, our operating expenses reported on our Condensed Consolidated Statements of Operations continue to be affected by movements in exchange rates, including the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2024 would have impacted our Owned Resort EBITDA by approximately $1.6 million on a year-to-date basis, inclusive of the impact from our foreign currency forward contracts.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2024 would have impacted our Owned Resort EBITDA by approximately $1.6 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2024 would have impacted our Owned Resort EBITDA by approximately $1.4 million on a year-to-date basis.

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
Item 1A. Risk Factors.

As of March 31, 2024, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares under our share repurchase program during the three months ended March 31, 2024:

	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(3)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(3)
January 1, 2024 to January 31, 2024	1,036,182	$8.31	1,023,018	$187,893
February 1, 2024 to February 29, 2024	1,002,025	8.72	1,002,025	179,156
March 1, 2024 to March 31, 2024	1,596,084	9.56	1,596,084	163,894
Total	3,634,291	$8.97	3,621,127	$163,894
________
(1) The total number of shares purchased includes shares withheld to offset tax withholding due upon vesting of restricted share awards. We withheld 13,164 shares during January 2024.
(2) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions.
(3) On December 7, 2023, our Board established a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The share repurchase authorization has no expiration date. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 6, 2024	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 6, 2024	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)