Form 10-Q
period 2024-06-30
Playa Hotels & Resorts N.V.
filed 2024-08-05
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NO. 1-38012
 Playa Hotels & Resorts N.V.
(Exact name of registrant as specified in its charter)

The	Netherlands	98-1346104
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

Keizersgracht 555
1017 DR	Amsterdam,	the	Netherlands	Not Applicable
(Address of Principal Executive Offices)				(Zip Code)

+31 6 82 55 84 30
(Registrant’s Telephone Number, Including Area Code)

Nieuwezijds Voorburgwal 104
1012 SG Amsterdam, the Netherlands
(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2024, there were 129,526,872 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$233,941	$272,520
Trade and other receivables, net	65,541	74,762
Insurance recoverable	10,931	9,821
Accounts receivable from related parties	1,346	5,861
Inventories	18,220	19,963
Prepayments and other assets	63,152	54,294
Property and equipment, net	1,424,561	1,415,572
Derivative financial assets	6,483	2,966
Goodwill, net	60,642	60,642
Other intangible assets	3,019	4,357
Deferred tax assets	12,244	12,967
Total assets	$1,900,080	$1,933,725
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade and other payables	$150,712	$196,432
Payables to related parties	8,338	10,743
Income tax payable	16,844	11,592
Debt	1,073,664	1,061,376
Derivative financial liabilities	2,470	—
Other liabilities	32,504	33,970
Deferred tax liabilities	59,523	64,815
Total liabilities	1,344,055	1,378,928
Commitments and contingencies (see Note 7)
Shareholders’ equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 172,016,422 shares issued and 130,960,095 shares outstanding as of June 30, 2024 and 169,423,980 shares issued and 136,081,891 shares outstanding as of December 31, 2023)	19,104	18,822
Treasury shares (at cost, 41,056,327 shares as of June 30, 2024 and 33,342,089 shares as of December 31, 2023)	(323,086)	(248,174)
Paid-in capital	1,209,602	1,202,175
Accumulated other comprehensive income	2,032	1,112
Accumulated deficit	(351,627)	(419,138)
Total shareholders’ equity	556,025	554,797
Total liabilities and shareholders’ equity	$1,900,080	$1,933,725
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Package	$197,056	$208,356	$456,685	$441,924
Non-package	32,682	33,124	66,825	66,605
The Playa Collection	1,579	828	2,599	1,554
Management fees	1,401	2,122	3,935	4,051
Cost reimbursements	2,348	3,008	5,237	6,542
Other revenues	409	602	829	1,166
Total revenue	235,475	248,040	536,110	521,842
Direct and selling, general and administrative expenses
Direct	127,367	132,606	265,346	261,574
Selling, general and administrative	49,794	47,614	101,013	92,741
Depreciation and amortization	19,045	19,316	37,717	38,507
Reimbursed costs	2,348	3,008	5,237	6,542
Loss (gain) on sale of assets	36	(2)	—	11
Business interruption insurance recoveries	(33)	(495)	(50)	(495)
Gain on insurance proceeds	(992)	(3,794)	(1,362)	(3,794)
Direct and selling, general and administrative expenses	197,565	198,253	407,901	395,086
Operating income	37,910	49,787	128,209	126,756
Interest expense	(23,334)	(26,119)	(46,462)	(55,785)
Loss on extinguishment of debt	(1,043)	—	(1,043)	—
Other (expense) income	(302)	(203)	(1,095)	29
Net income before tax	13,231	23,465	79,609	71,000
Income tax provision	(61)	(2,832)	(12,098)	(7,648)
Net income	$13,170	$20,633	$67,511	$63,352

Earnings per share
Basic	$0.10	$0.14	$0.50	$0.41
Diluted	$0.10	$0.13	$0.50	$0.40
Weighted average number of shares outstanding during the period - Basic	132,426,621	151,955,076	134,539,159	154,619,822
Weighted average number of shares outstanding during the period - Diluted	133,867,472	154,192,223	135,957,007	156,511,568
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$13,170	$20,633	$67,511	$63,352
Other comprehensive (loss) income, net of taxes
(Loss) gain on derivative financial instruments	(5,628)	8,558	1,122	11,453
Pension obligation loss	(153)	(205)	(202)	(423)
Total other comprehensive (loss) income	(5,781)	8,353	920	11,030
Comprehensive income	$7,389	$28,986	$68,431	$74,382
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	136,081,891	$18,822	33,342,089	$(248,174)	$1,202,175	$1,112	$(419,138)	$554,797
Net income	—	—	—	—	—	—	54,341	54,341
Other comprehensive income	—	—	—	—	—	6,701	—	6,701
Share-based compensation, net of tax withholdings	2,579,278	282	13,164	(109)	3,477	—	—	3,650
Repurchase of ordinary shares	(3,621,127)	—	3,621,127	(32,504)	—	—	—	(32,504)
Balance at March 31, 2024	135,040,042	$19,104	36,976,380	$(280,787)	$1,205,652	$7,813	$(364,797)	$586,985
Net income	—	—	—	—	—	—	13,170	13,170
Other comprehensive loss	—	—	—	—	—	(5,781)	—	(5,781)
Share-based compensation	—	—	—	—	3,950	—	—	3,950
Repurchase of ordinary shares	(4,079,947)	—	4,079,947	(42,299)	—	—	—	(42,299)
Balance at June 30, 2024	130,960,095	$19,104	41,056,327	$(323,086)	$1,209,602	$2,032	$(351,627)	$556,025

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862
Net income	—	—	—	—	—	—	42,719	42,719
Other comprehensive income	—	—	—	—	—	2,677	—	2,677
Share-based compensation	1,148,476	122	—	—	3,044	—	—	3,166
Repurchase of ordinary shares	(4,974,132)	—	4,974,132	(40,890)	—	—	—	(40,890)
Balance at March 31, 2023	154,402,852	$18,822	15,021,128	$(103,843)	$1,192,134	$(4,308)	$(430,271)	$672,534
Net income	—	—	—	—	—	—	20,633	20,633
Other comprehensive income	—	—	—	—	—	8,353	—	8,353
Share-based compensation	—	—	—	—	3,442	—	—	3,442
Repurchase of ordinary shares	(3,752,415)	—	3,752,415	(34,159)	—	—	—	(34,159)
Balance at June 30, 2023	150,650,437	$18,822	18,773,543	$(138,002)	$1,195,576	$4,045	$(409,638)	$670,803

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,511	$63,352
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	37,717	38,507
Amortization of debt discount and issuance costs	2,875	3,473
Loss on extinguishment of debt	1,043	—
Share-based compensation	7,709	6,608
Loss on derivative financial instruments	75	6,113
Deferred income taxes	(4,569)	6,001
Loss on sale of assets	—	11
Amortization of key money	(379)	(386)
Provision for doubtful accounts	1,004	416
Other	678	260
Changes in assets and liabilities:
Trade and other receivables, net	8,217	(10,879)
Insurance recoverable	(1,110)	6,633
Accounts receivable from related parties	4,515	617
Inventories	1,743	(388)
Prepayments and other assets	(8,492)	(11,623)
Trade and other payables	(50,559)	(47,896)
Payables to related parties	(2,405)	6,357
Income tax payable	5,252	(436)
Other liabilities	(1,098)	371
Net cash provided by operating activities	69,727	67,111
INVESTING ACTIVITIES
Capital expenditures	(32,680)	(18,796)
Purchase of intangibles	(165)	(152)
Payment of key money	(485)	—
Proceeds from the sale of assets, net	91	9
Property damage insurance proceeds	—	17,808
Net cash used in investing activities	(33,239)	(1,131)
FINANCING ACTIVITIES
Issuance costs of debt	(14)	—
Repayments of debt	(5,500)	(5,500)
Repurchase of ordinary shares	(69,181)	(75,364)
Principal payments on finance lease obligations	(263)	(216)
Repurchase of ordinary shares for tax withholdings	(109)	—
Net cash used in financing activities	(75,067)	(81,080)
(DECREASE) IN CASH AND CASH EQUIVALENTS	(38,579)	(15,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$272,520	$283,945
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$233,941	$268,845
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$43,681	$47,215
Cash paid for income taxes, net	$12,594	$2,649
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$1,412	$1,327
Repurchase of ordinary shares not yet settled	$—	$1,353
Withholding tax on share repurchases not yet paid	$5,622	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$14,073	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,243
Par value of vested restricted share awards	$282	$122
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive (loss) income in our Condensed Consolidated Statements of Comprehensive Income and reclassified into earnings in our Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction occurs. If a derivative contract does not meet these criteria, then the total change in fair value is recognized in earnings. Cash flows from a derivative financial instrument that is classified as a cash flow hedge are recorded in the same category as the cash flows from the items being hedged in the Condensed Consolidated Statements of Cash Flows.
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

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended June 30, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$70,155	$29,816	$55,857	$41,228	$—	$197,056
Non-package revenue	9,608	5,779	9,916	7,379	—	32,682
The Playa Collection	—	—	—	—	1,579	1,579
Management fees	37	—	—	—	1,364	1,401
Cost reimbursements	—	—	—	897	1,451	2,348
Other revenues	—	—	—	—	409	409
Total revenue	$79,800	$35,595	$65,773	$49,504	$4,803	$235,475

	Three Months Ended June 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$67,749	$33,786	$55,557	$51,264	$—	$208,356
Non-package revenue	9,536	4,997	9,867	8,724	—	33,124
The Playa Collection	—	—	—	—	828	828
Management fees	40	—	—	—	2,082	2,122
Cost reimbursements	—	—	—	1,270	1,738	3,008
Other revenues	—	—	—	—	602	602
Total revenue	$77,325	$38,783	$65,424	$61,258	$5,250	$248,040

	Six Months Ended June 30, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$158,217	$69,454	$128,070	$100,944	$—	$456,685
Non-package revenue	20,402	11,695	19,424	15,304	—	66,825
The Playa Collection	—	—	—	—	2,599	2,599
Management fees	76	—	—	—	3,859	3,935
Cost reimbursements	—	—	—	1,992	3,245	5,237
Other revenues	—	—	—	—	829	829
Total revenue	$178,695	$81,149	$147,494	$118,240	$10,532	$536,110

	Six Months Ended June 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$149,036	$70,589	$115,159	$107,140	$—	$441,924
Non-package revenue	19,236	9,744	19,034	18,591	—	66,605
The Playa Collection	—	—	—	—	1,554	1,554
Management fees	78	—	—	—	3,973	4,051
Cost reimbursements	—	—	—	2,607	3,935	6,542
Other revenues	—	—	—	—	1,166	1,166
Total revenue	$168,350	$80,333	$134,193	$128,338	$10,628	$521,842

Contract assets and liabilities

We do not have any material contract assets as of June 30, 2024 and December 31, 2023 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of June 30,	As of December 31,
	2024	2023
Property and equipment, gross
Land, buildings and improvements(1)	$1,657,953	$1,646,452
Fixtures and machinery (1)	92,824	86,717
Furniture and other fixed assets	205,554	203,639
Construction in progress	41,548	22,077
Total property and equipment, gross	1,997,879	1,958,885
Accumulated depreciation	(573,318)	(543,313)
Total property and equipment, net	$1,424,561	$1,415,572
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $19.8 million and $6.3 million as of June 30, 2024 and December 31, 2023, respectively.
Depreciation expense for property and equipment was $18.5 million and $19.0 million for the three months ended June 30, 2024 and 2023, respectively and $36.2 million and $37.8 million for the six months ended June 30, 2024 and 2023, respectively.
For the three and six months ended June 30, 2024, we capitalized $0.3 million and $0.6 million of interest expense, respectively, on qualifying assets using the weighted-average interest rate of our debt. We did not capitalize any interest expense for the three and six months ended June 30, 2023.
Hurricane Fiona
We received business interruption proceeds of $1.6 million during the six months ended June 30, 2024 related to the impact of Hurricane Fiona in September 2022. We received an additional $0.6 million of business interruption insurance proceeds in July 2024 and expect to receive the remaining proceeds in 2024.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Leases	2024	2023	2024	2023
Operating lease income (1)	$994	$1,101	$2,180	$2,051
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
The Netherlands enacted the Dutch Minimum Tax Act 2024 in December 2023. The Dutch Minimum Tax Act 2024 implements measures to ensure that large multinational groups of companies pay a minimum corporate tax rate of 15% in accordance with the European Union’s Pillar 2 Directive. As we are incorporated in the Netherlands, we are subject to certain provisions of the Dutch Minimum Tax Act 2024 from January 1, 2024. The Dutch Minimum Tax Act 2024 resulted in $16.8 million of additional income tax expense incurred in the Netherlands for the six months ended June 30, 2024, which increased our effective tax rate (“ETR”) by 21.1%. As a result, our ETR was 15.2% for the six months ended June 30, 2024 compared to 10.8% for the six months ended June 30, 2023.
Our Dominican Republic taxes are determined based upon Advanced Pricing Agreements ("APA") approved by the Ministry of Finance of the Dominican Republic. The Company’s most recent APAs were approved in May 2024 and are effective from January 1, 2022 through December 31, 2025. Our estimated annual effective tax rate calculation reflects the terms of the APAs that are expected to apply for the year ending December 31, 2024.
We had no uncertain tax positions or unrecognized tax benefits as of June 30, 2024. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of June 30, 2024, a valuation allowance has been maintained as a reserve on a portion of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
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
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the three and six months ended June 30, 2024 and 2023 were as follows ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Transaction	2024	2023	2024	2023
Revenues
Sagicor	Cost reimbursements(1)	$897	$1,270	$1,992	$2,747
Expenses
Hyatt	Franchise fees(2)	$9,263	$9,309	$20,562	$19,263
Sagicor	Insurance premiums(2)	$403	$377	$797	$697
Chief Executive Officer	Lease expense(3)	$162	$153	$315	$349
AMResorts	Management fees(2)	$—	$—	$—	$41
AMResorts	Marketing fees(3)	$—	$—	$—	$37
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
During the three months ended June 30, 2024, we entered into an arrangement for the future minimum purchase of liquified natural gas to fuel the equipment we leased to produce electricity and hot water at the Hilton Rose Hall Resort & Spa (see Note 11). Future payments under this noncancellable unconditional purchase will be made through the second quarter of 2036 and the remaining obligation was $7.3 million as of June 30, 2024.
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
During the three months ended June 30, 2024, we repurchased 4,079,947 ordinary shares under the program at an average price of $8.99 per share, excluding taxes. As of June 30, 2024, we had approximately $127.2 million remaining under the $200.0 million share repurchase program.
As of June 30, 2024, our ordinary share capital consisted of 130,960,095 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 5,054,782 restricted shares and performance share awards and 36,272 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not to dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.

Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees. As of June 30, 2024, there were 10,075,522 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2024 to June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,733,532	$6.84
Granted	1,456,506	8.03
Vested	(1,417,634)	6.61
Forfeited	(40,281)	7.43
Unvested balance at June 30, 2024	2,732,123	$7.59
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
________
(1) Expected volatility was determined based on Playa’s historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2024 to June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,048,350	$6.34
Granted	1,509,519	7.39
Vested	(1,174,808)	5.38
Forfeited	(24,130)	6.01
Unvested balance at June 30, 2024	2,358,931	$7.35

Note 10. Earnings per share
Basic and diluted earnings per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$13,170	$20,633	$67,511	$63,352
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	132,426,621	151,955,076	134,539,159	154,619,822
Effect of dilutive securities
Unvested performance share awards	675,642	1,165,943	730,079	1,093,612
Unvested restricted share awards	765,209	1,071,204	687,769	798,134
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	133,867,472	154,192,223	135,957,007	156,511,568

EPS - Basic	$0.10	$0.14	$0.50	$0.41
EPS - Diluted	$0.10	$0.13	$0.50	$0.40

For the three and six months ended June 30, 2024 and 2023, we had no anti-dilutive unvested performance share awards. The performance targets of our unvested performance share awards were partially achieved as of June 30, 2024 and 2023.

For the three and six months ended June 30, 2024 and 2023, we had no anti-dilutive unvested restricted share awards.
Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50%	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 2.75%	January 5, 2029	1,083,500	1,089,000
Total Senior Secured Credit Facilities (at stated value)			1,083,500	1,089,000
Unamortized discount			(23,309)	(26,466)
Unamortized debt issuance costs			(5,633)	(6,380)
Total Senior Secured Credit Facilities, net			$1,054,558	$1,056,154

Finance lease obligations			$19,106	$5,222

Total debt, net			$1,073,664	$1,061,376
________
(1)We had an available balance on our Revolving Credit Facility of $225.0 million as of June 30, 2024 and December 31, 2023.
(2)The effective interest rate for the Term Loan due 2029 was 8.09% and 8.59% as of June 30, 2024 and December 31, 2023, respectively.
Credit Agreement Amendment
On June 24, 2024, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”) to decrease the interest rate applicable to the Term Loan due 2029 by 0.50% to, at our option, either a base rate plus a margin of 1.75% or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.75%. All other terms of the Senior Secured Credit Facility remain unchanged.
The repricing of the Term Loan due 2029 was accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $1.0 million and transaction costs of $1.3 million. The transaction costs are included in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
Finance lease obligation
During the three months ended June 30, 2024, we entered into a ten-year finance lease arrangement with a third-party for the use of equipment to produce electricity and hot water at the Hilton Rose Hall Resort & Spa. Concurrently, we entered into a twelve-year lease arrangement with another third-party for the use of equipment to store liquified natural gas at the resort. We recognized a $5.5 million right-of-use asset and $5.1 million lease liability within property and equipment, net and debt, respectively, for these finance leases on the Condensed Consolidated Balance Sheet.
During the three months ended June 30, 2024, we entered into a finance lease arrangement with a third-party for the use of two condo units, which we expect to purchase in the third quarter, at the Hyatt Ziva Los Cabos. We recognized a $9.0 million right-of-use asset and lease liability within property and equipment, net and debt, respectively, for the finance lease on the Condensed Consolidated Balance Sheet.
Financial maintenance covenants
We were in compliance with all applicable covenants as of June 30, 2024. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 12. Derivative financial instruments
Interest rate swaps
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the three and six months ended June 30, 2024 and 2023 are as follows:

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

Foreign currency forward contracts

We have entered into foreign currency forward contracts to mitigate the risk of foreign exchange fluctuations on certain direct expenses, such as salaries and wages and food and beverage costs, which are denominated in Mexican Pesos. As of June 30, 2024, the total outstanding notional amount of the forward contracts was $52.0 million, or $922.3 million Mexican Pesos, which will be settled monthly with maturity dates between July 2024 and December 2024.

Quantitative disclosures about derivative financial instruments

The following tables present the effect of our derivative financial instruments, net of tax, in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,
	2024		2023
	Interest rate swaps(1)	Foreign currency forwards(2)	Interest rate swaps
Change in fair value	$(1,774)	$4,745	$(9,874)
Reclassification from AOCI to the income statement	$2,010	$647	$1,316

	Six Months Ended June 30,
	2024		2023
	Interest rate swaps(1)	Foreign currency forwards(2)	Interest rate swaps
Change in fair value	$(7,626)	$1,877	$(9,874)
Reclassification from AOCI to the income statement	$4,034	$593	$(1,579)
________
(1) Amounts are reclassified from AOCI to interest expense. As of June 30, 2024, the total amount of net gains expected to be reclassified during the next twelve months is $5.4 million.
(2) Amounts are reclassified from AOCI to direct expenses. As of June 30, 2024, the total amount of net losses expected to be reclassified during the next twelve months is $2.5 million.

Derivative Financial Instruments	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Designated as Cash Flow Hedges
Interest rate swaps	Interest expense	$(2,010)	$(1,316)	$(4,034)	$(1,316)
Foreign currency forwards	Direct expenses	$107	$—	$(73)	$—
Not Designated as Hedging Instruments
Interest rate swaps(1)	Interest expense	$—	$—	$—	$3,013
________
(1) Includes the loss from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.
The following table presents the effect of our derivative financial instruments in the Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of June 30,	As of December 31,
		2024	2023
Designated as Cash Flow Hedges
Interest rate swaps	Derivative financial assets	$6,483	$2,966
Foreign currency forwards	Derivative financial liabilities	$2,470	$—

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of June 30, 2024 and December 31, 2023. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following tables present our fair value hierarchy for our financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 ($ in thousands):

Financial Assets	June 30, 2024	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$6,483	$—	$6,483	$—

Financial Liabilities	June 30, 2024	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Foreign currency forwards	$2,470	$—	$2,470	$—

Financial Assets	December 31, 2023	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$2,966	$—	$2,966	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of June 30, 2024 and December 31, 2023 ($ in thousands):

	Carrying Value	Fair Value
	As of June 30, 2024	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,054,558	$—	$—	$1,087,103

	Carrying Value	Fair Value
	As of December 31, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,056,154	$—	$—	$1,097,081

The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Foreign currency forwards	The fair value of the foreign currency forwards is estimated based on the expected future cash flows by incorporating the notional amount of the forward contract, the maturity date of the contract, and observable inputs including spot rates, forward rates, and interest rate curves (including discount factors). The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value is largely dependent on prevailing foreign currency forward rates as of the measurement date and maturing on the maturity dates of any existing forwards. If, in subsequent periods, any prevailing foreign currency forward rate differs from the corresponding contracted foreign currency rate, we will recognize a gain or loss.
Interest rate swaps	The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted SOFR as of the measurement date. If, in subsequent periods, forecasted SOFR exceeds the fixed rates we pay on our interest rate swaps, we will recognize a gain and future cash inflows. Conversely, if forecasted SOFR falls below the fixed rates we pay on our interest rate swaps in subsequent periods, we will recognize a loss and future cash outflows.
Financial instruments not recorded at fair value
Term Loan due 2029	The fair value of our Term Loan due 2029 is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loan due 2029. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30,	As of December 31,
	2024	2023
Gross trade and other receivables (1)	$66,305	$75,051
Allowance for doubtful accounts	(764)	(289)
Total trade and other receivables, net	$65,541	$74,762
________
(1) The opening balance as of January 1, 2023 was $63.4 million.

We have not experienced any significant write-offs to our accounts receivable during the three and six months ended June 30, 2024 and 2023.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30,	As of December 31,
	2024	2023
Advances to suppliers	$28,773	$18,213
Prepaid income taxes	11,511	11,510
Prepaid other taxes (1)	3,853	5,641
Operating lease right-of-use assets	6,058	6,426
Key money	6,825	6,475
Other assets	6,132	6,029
Total prepayments and other assets	$63,152	$54,294
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three and six months ended June 30, 2024. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of June 30, 2024 and December 31, 2023 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$33,879	$85,610
Accumulated impairment losses	(6,168)	—	—	(18,800)	(24,968)
Net carrying value	$45,563	$—	$—	$15,079	$60,642

Other intangible assets
Other intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following ($ in thousands):

	As of June 30,	As of December 31,
	2024	2023
Gross carrying value
Casino and other licenses (1)	$607	$607
Management contract	1,900	1,900
Enterprise resource planning system	6,352	6,352
Other	1,592	4,674
Total gross carrying value	10,451	13,533

Accumulated amortization
Management contract	(570)	(523)
Enterprise resource planning system	(5,665)	(4,349)
Other	(1,197)	(4,304)
Total accumulated amortization	(7,432)	(9,176)

Net carrying value
Casino and other licenses (1)	607	607
Management contract	1,330	1,377
Enterprise resource planning system	687	2,003
Other	395	370
Total net carrying value	$3,019	$4,357
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
Amortization expense for intangible assets was $0.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively and $1.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30,	As of December 31,
	2024	2023
Trade payables	$28,041	$25,929
Advance deposits (1)	52,198	80,506
Withholding and other taxes payable	18,354	15,164
Interest payable	1,470	2,603
Payroll and related accruals	24,560	31,466
Accrued expenses and other payables (2)	26,089	40,764
Total trade and other payables	$150,712	$196,432
________
(1) The opening balance as of January 1, 2023 was $83.3 million.
(2) As of June 30, 2024 and December 31, 2023, accrued expenses and other payables includes $4.9 million and $16.8 million, respectively, of unpaid clean up and repair expenses related to Hurricane Fiona.

Other liabilities
The following summarizes the balances of other liabilities as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30,	As of December 31,
	2024	2023
Pension obligation (1)(2)	$9,455	$9,980
Operating lease liabilities	6,580	6,973
Unfavorable ground lease liability	1,693	1,748
Key money	13,815	14,331
Other	961	938
Total other liabilities	$32,504	$33,970
________
(1) For both the three months ended June 30, 2024 and 2023, the service cost component of net periodic pension cost was $0.3 million. For the six months ended June 30, 2024 and 2023, the service cost component was $0.7 million and $0.6 million, respectively.
(2) For the three months ended June 30, 2024 and 2023, the non-service benefit (cost) components of net periodic pension cost were $0.9 million and $(0.8) million, respectively. For the six months ended June 30, 2024 and 2023, the non-service benefit (cost) components were $0.6 million and $(1.7) million, respectively.
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the three and six months ended June 30, 2024 and 2023, we have excluded the immaterial amounts of management fees, cost reimbursements, The Playa Collection revenues and other from our segment reporting.
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
We define Adjusted EBITDA as net income, determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax provision, and depreciation and amortization expense, further adjusted to exclude the following items: (a) loss (gain) on sale of assets; (b) other (expense) income; (c) repairs from hurricanes and tropical storms; (d) share-based compensation; and (e) transaction expenses. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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

The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees, The Playa Collection revenue, and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Owned net revenue
Yucatán Peninsula	$77,088	$74,891	$173,076	$163,639
Pacific Coast	34,576	37,776	78,872	78,291
Dominican Republic	65,657	65,127	147,269	133,896
Jamaica	46,488	57,418	111,130	120,395
Segment owned net revenue	223,809	235,212	510,347	496,221
Other revenues	409	602	829	1,166
Management fees	1,401	2,122	3,935	4,051
The Playa Collection	1,579	828	2,599	1,554
Cost reimbursements	2,348	3,008	5,237	6,542
Compulsory tips	5,929	6,268	13,163	12,308
Total revenue	$235,475	$248,040	$536,110	$521,842

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net income for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Owned Resort EBITDA
Yucatán Peninsula	$25,711	$24,327	$65,764	$62,263
Pacific Coast	12,124	14,883	31,265	32,406
Dominican Republic	24,155	21,979	61,925	48,828
Jamaica	13,091	21,923	40,167	49,004
Segment Owned Resort EBITDA	75,081	83,112	199,121	192,501
Other corporate	(14,364)	(13,940)	(28,486)	(27,495)
The Playa Collection	1,579	828	2,599	1,554
Management fees	1,401	2,122	3,935	4,051
Adjusted EBITDA	63,697	72,122	177,169	170,611
Interest expense	(23,334)	(26,119)	(46,462)	(55,785)
Depreciation and amortization	(19,045)	(19,316)	(37,717)	(38,507)
(Loss) gain on sale of assets	(36)	2	—	(11)
Loss on extinguishment of debt	(1,043)	—	(1,043)	—
Other (expense) income	(302)	(203)	(1,095)	29
Repairs from hurricanes and tropical storms	—	31	—	892
Share-based compensation	(3,950)	(3,442)	(7,709)	(6,608)
Other tax expense	(64)	—	(64)	—
Transaction expenses	(1,791)	(502)	(2,828)	(1,365)
Non-service cost components of net periodic pension (benefit) cost (1)	(901)	892	(642)	1,744
Net income before tax	13,231	23,465	79,609	71,000
Income tax provision	(61)	(2,832)	(12,098)	(7,648)
Net income	$13,170	$20,633	$67,511	$63,352
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other (expense) income in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30,	As of December 31,
	2024	2023
Segment property and equipment, gross
Yucatán Peninsula	$686,326	$683,073
Pacific Coast	328,394	305,588
Dominican Republic	542,479	541,629
Jamaica	433,933	422,772
Total segment property and equipment, gross	1,991,132	1,953,062
Corporate property and equipment, gross	6,747	5,823
Accumulated depreciation	(573,318)	(543,313)
Total property and equipment, net	$1,424,561	$1,415,572

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Segment capital expenditures
Yucatán Peninsula	$5,284	$6,166
Pacific Coast	24,172	3,415
Dominican Republic	2,661	5,173
Jamaica	12,380	3,454
Total segment capital expenditures (1)	44,497	18,208
Corporate	1,671	241
Total capital expenditures (1)	$46,168	$18,449
________
(1) Represents gross additions to property and equipment.
Note 16. Subsequent events
During the period from July 1, 2024 through July 31, 2024, we purchased 1,433,223 ordinary shares at an average price of $8.43 per share. As of July 31, 2024, we had $115.1 million remaining under our $200.0 million share repurchase program.

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
•the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates (including increases in our corporate tax rate pursuant to the Dutch Minimum Tax Act 2024), accounting guidance and similar matters in regions in which we operate;
•the ability of our guests to reach our resorts given government-mandated travel restrictions or travel advisories, such as those related to COVID-19 or other public health crises, or airline service/capacity issues, as well as changes in demand for our resorts resulting from government-mandated safety protocols and/or health concerns, including those related to COVID-19 or other public health crises;
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
Overview
Playa, through its subsidiaries, is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of June 30, 2024, Playa owned and/or managed a total portfolio consisting of 25 resorts (9,127 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana, Hyatt Ziva Cap Cana, and Jewel Palm Beach; and
•We also manage eight resorts on behalf of third-party owners.
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
For the three months ended June 30, 2024, we generated net income of $13.2 million, Total Revenue of $235.5 million, Net Package RevPAR of $323.68 and Adjusted EBITDA of $63.7 million. For the three months ended June 30, 2023, we generated net income of $20.6 million, Total Revenue of $248.0 million, Net Package RevPAR of $312.64 and Adjusted EBITDA of $72.1 million.
For the six months ended June 30, 2024, we generated net income of $67.5 million, Total Revenue of $536.1 million, Net Package RevPAR of $375.43 and Adjusted EBITDA of $177.2 million. For the six months ended June 30, 2023, we generated net income of $63.4 million, Total Revenue of $521.8 million, Net Package RevPAR of $333.84 and Adjusted EBITDA of $170.6 million.

Our Portfolio of Resorts
As of June 30, 2024, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Jewel Palm Beach	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	1994; 2008	500
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					6,504
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Seadust Cancún Family Resort	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Tres Ríos Riviera Maya (3)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Vallarta	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná (4)	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1994; 1998; 2004; 2023	404
Jewel Punta Cana (5)	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	2004	620
Paraiso de la Bonita (6)	Riviera Maya, Mexico	The Luxury Collection by Marriott (adults-only)	Playa	2001; 2024	100
Total Rooms Operated					2,623
Total Rooms Owned and Operated					9,127
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
(6) We entered into a management agreement to operate this resort during the second quarter of 2024. The resort is currently closed for renovations and we expect to commence operations in late 2024.

Results of Operations
Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change	% Change
Revenue
Package	$197,056	$208,356	$(11,300)	(5.4)%
Non-package	32,682	33,124	(442)	(1.3)%
The Playa Collection	1,579	828	751	90.7%
Management fees	1,401	2,122	(721)	(34.0)%
Cost reimbursements	2,348	3,008	(660)	(21.9)%
Other revenues	409	602	(193)	(32.1)%
Total revenue	235,475	248,040	(12,565)	(5.1)%
Direct and selling, general and administrative expenses
Direct	127,367	132,606	(5,239)	(4.0)%
Selling, general and administrative	49,794	47,614	2,180	4.6%
Depreciation and amortization	19,045	19,316	(271)	(1.4)%
Reimbursed costs	2,348	3,008	(660)	(21.9)%
Loss (gain) on sale of assets	36	(2)	38	1,900.0%
Business interruption insurance recoveries	(33)	(495)	462	93.3%
Gain on insurance proceeds	(992)	(3,794)	2,802	73.9%
Direct and selling, general and administrative expenses	197,565	198,253	(688)	(0.3)%
Operating income	37,910	49,787	(11,877)	(23.9)%
Interest expense	(23,334)	(26,119)	2,785	10.7%
Loss on extinguishment of debt	(1,043)	—	(1,043)	(100.0)%
Other expense	(302)	(203)	(99)	(48.8)%
Net income before tax	13,231	23,465	(10,234)	(43.6)%
Income tax provision	(61)	(2,832)	2,771	97.8%
Net income	$13,170	$20,633	$(7,463)	(36.2)%
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
Our comparable portfolio for the three months ended June 30, 2024 excludes the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended June 30, 2024, and Jewel Punta Cana, which was sold in December 2023.

Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	71.9%	73.5%	(1.6)	pts	(2.2)%
Net Package ADR	$450.18	$425.52	$24.66		5.8%
Net Package RevPAR	$323.68	$312.64	$11.04		3.5%
	($ in thousands)
Net Package Revenue	$191,575	$202,678	$(11,103)		(5.5)%
Net Non-package Revenue	32,234	32,534	(300)		(0.9)%
The Playa Collection Revenue	1,579	828	751		90.7%
Management Fee Revenue	1,401	2,122	(721)		(34.0)%
Other Revenues	409	602	(193)		(32.1)%
Total Net Revenue	227,198	238,764	(11,566)		(4.8)%
Adjusted EBITDA	$63,697	$72,122	$(8,425)		(11.7)%
Adjusted EBITDA Margin	28.0%	30.2%	(2.2)	pts	(7.3)%
Comparable Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	73.4%	76.3%	(2.9)	pts	(3.8)%
Net Package ADR	$436.66	$428.37	$8.29		1.9%
Net Package RevPAR	$320.46	$326.65	$(6.19)		(1.9)%
	($ in thousands)
Net Package Revenue	$162,663	$165,809	$(3,146)		(1.9)%
Net Non-package Revenue	26,572	27,056	(484)		(1.8)%
The Playa Collection Revenue	1,579	828	751		90.7%
Management Fee Revenue	1,401	2,122	(721)		(34.0)%
Other Revenues	409	602	(193)		(32.1)%
Total Net Revenue	192,624	196,417	(3,793)		(1.9)%
Adjusted EBITDA	$51,590	$58,997	$(7,407)		(12.6)%
Adjusted EBITDA Margin	26.8%	30.0%	(3.2)	pts	(10.7)%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended June 30, 2024 decreased $12.6 million, or 5.1%, compared to the three months ended June 30, 2023, and our Total Net Revenue for the three months ended June 30, 2024 decreased $11.6 million, or 4.8%, compared to the three months ended June 30, 2023. The results for the three months ended June 30, 2024 were heavily impacted by reduced demand in our Jamaica segment due to the Jamaica travel advisory issued by the United States Government on January 23, 2024, as well renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta. The decreases in revenue were due to the following:
•a decrease in Occupancy of 1.6 percentage points;
•Excluding Jewel Punta Cana, which was sold in December 2023, and Jewel Palm Beach, Occupancy decreased 4.0 percentage points compared to the three months ended June 30, 2023 as a result of low occupancy levels in our Jamaica and Pacific Coast segments;
•a decrease in Net Non-package Revenue of $0.3 million, or 0.9%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Non-package Revenue increased $0.1 million, or 0.4%, compared to the three months ended June 30, 2023; partially offset by
•an increase in Net Package ADR of 5.8%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Package ADR increased 1.1% despite a decrease in the Jamaica segment as a result of the travel advisory.

Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the three months ended June 30, 2024 decreased $8.4 million, or 11.7%, compared to the three months ended June 30, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA decreased $11.6 million compared to the three months ended June 30, 2023 due to:
•a decline in our Jamaica segment profit due to demand impacts from the travel advisory issued by the United States Government;
•the renovation work at the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta;
•a $1.4 million unfavorable impact due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12); partially offset by
•a decrease in the benefit from business interruption insurance related to the disruption caused by Hurricane Fiona in our Dominican Republic segment in the second half of 2022.
•Adjusted EBITDA includes a positive impact of $1.0 million during the three months ended June 30, 2024 compared to $4.3 million during the three months ended June 30, 2023 for the business interruption insurance benefit.
Our Adjusted EBITDA Margin for the three months ended June 30, 2024 decreased 2.2 percentage points, or 7.3%, compared to the three months ended June 30, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA Margin decreased 4.0 percentage points compared to the three months ended June 30, 2023. Adjusted EBITDA Margin was negatively impacted by 70 basis points due to the appreciation of the Mexican Peso and positively impacted by 50 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona. For the three months ended June 30, 2023, Adjusted EBITDA Margin was positively impacted by 180 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona.
•Excluding these impacts, Adjusted EBITDA Margin would have been 28.2%, a decrease of 0.2 percentage points compared to the three months ended June 30, 2023, due to the impact to our Jamaica resorts from the travel advisory as well as renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.

The following table shows a reconciliation of Net Package Revenue and Net Non-package Revenue to Total Revenue for the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$162,663	$165,809	$(3,146)	(1.9)%
Non-comparable Net Package Revenue	28,912	36,869	(7,957)	(21.6)%
Net Package Revenue	191,575	202,678	(11,103)	(5.5)%

Net Non-package Revenue
Comparable Net Non-package Revenue	26,572	27,056	(484)	(1.8)%
Non-comparable Net Non-package Revenue	5,662	5,478	184	3.4%
Net Non-package Revenue	32,234	32,534	(300)	(0.9)%

The Playa Collection Revenue	1,579	828	751	90.7%
Management Fee Revenue	1,401	2,122	(721)	(34.0)%
Other Revenues	409	602	(193)	(32.1)%

Total Net Revenue
Comparable Total Net Revenue	192,624	196,417	(3,793)	(1.9)%
Non-comparable Total Net Revenue	34,574	42,347	(7,773)	(18.4)%
Total Net Revenue	227,198	238,764	(11,566)	(4.8)%
Compulsory tips	5,929	6,268	(339)	(5.4)%
Cost Reimbursements	2,348	3,008	(660)	(21.9)%
Total revenue	$235,475	$248,040	$(12,565)	(5.1)%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Direct expenses	$127,367	$132,606	$(5,239)	(4.0)%
Less: compulsory tips	5,929	6,268	(339)	(5.4)%
Net Direct Expenses	$121,438	$126,338	$(4,900)	(3.9)%
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
Our Net Direct Expenses were $121.4 million, or 53.5% of Total Net Revenue, for the three months ended June 30, 2024 and $126.3 million, or 52.9% of Total Net Revenue, for the three months ended June 30, 2023. Net Direct Expenses for the three months ended June 30, 2024 decreased $4.9 million, or 3.9%, compared to the three months ended June 30, 2023 primarily due to the following:
•the sale of Jewel Punta Cana in December 2023; and
•decreased occupancy in the Jamaica and Pacific Coast segments which resulted in less expenses compared to the three months ended June 30, 2023.

Partially offset by:
•appreciation of the Mexican Peso compared to the three months ended June 30, 2023, which impacts the majority of our expenses but primarily impacted labor and food and beverage expenses during the three months ended June 30, 2024; and
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the three months ended June 30, 2023.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$26,081	$29,042	$(2,961)	(10.2)%
Guest costs	4,658	5,848	(1,190)	(20.3)%
Salaries and wages	50,241	49,031	1,210	2.5%
Repairs and maintenance	5,733	6,159	(426)	(6.9)%
Utilities and sewage	11,291	11,982	(691)	(5.8)%
Licenses and property taxes	1,254	822	432	52.6%
Franchise fees	12,129	12,843	(714)	(5.6)%
Transportation and travel expenses	1,781	1,842	(61)	(3.3)%
Laundry and cleaning expenses	1,537	1,863	(326)	(17.5)%
Property and equipment rental expense	1,966	1,736	230	13.2%
Entertainment expenses and decoration	3,143	3,320	(177)	(5.3)%
Office supplies	279	371	(92)	(24.8)%
Other operational expenses	1,345	1,479	(134)	(9.1)%
Total Net Direct Expenses	$121,438	$126,338	$(4,900)	(3.9)%

Comparable Portfolio

	Three Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$22,514	$23,903	$(1,389)	(5.8)%
Guest costs	4,239	5,120	(881)	(17.2)%
Salaries and wages	43,103	40,625	2,478	6.1%
Repairs and maintenance	4,990	4,833	157	3.2%
Utilities and sewage	10,009	9,643	366	3.8%
Licenses and property taxes	1,178	765	413	54.0%
Franchise fees	10,009	10,587	(578)	(5.5)%
Transportation and travel expenses	1,561	1,486	75	5.0%
Laundry and cleaning expenses	1,425	1,646	(221)	(13.4)%
Property and equipment rental expense	1,802	1,367	435	31.8%
Entertainment expenses and decoration	2,475	2,675	(200)	(7.5)%
Office supplies	244	277	(33)	(11.9)%
Other operational expenses	1,174	1,223	(49)	(4.0)%
Total Net Direct Expenses	$104,723	$104,150	$573	0.6%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2024 increased $2.2 million, or 4.6%, compared to the three months ended June 30, 2023. The increase was primarily driven by a $1.3 million increase in transaction expenses as a result of the repricing of our $1.1 billion term loan issued in the December 2022 debt refinancing (the “Term Loan due 2029”) in June 2024, a $0.7 million increase in corporate and property expenses, a $0.4 million increase in insurance expense due to higher insurance premiums, a $0.3 million increase in professional fees and a $0.2 million increase in the provision for doubtful accounts. We also experienced an increase in share-based compensation expense of $0.5 million due to an increase in the number of restricted and performance share awards granted in 2024. These increases were partially offset by a $1.0 million decrease in corporate personnel costs and a $0.3 million decrease in credit card commissions.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended June 30, 2024 decreased $0.3 million, or 1.4%, compared to the three months ended June 30, 2023 due to the sale of Jewel Punta Cana in December 2023.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the three months ended June 30, 2024 decreased $2.8 million, or 73.9%, compared to the three months ended June 30, 2023 as a result of fewer business interruption insurance proceeds received in 2024 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022.
Interest Expense
Our interest expense for the three months ended June 30, 2024 decreased $2.8 million, or 10.7%, compared to the three months ended June 30, 2023. The decrease in interest expense was driven primarily by a $2.8 million decrease from the refinancing of our Term Loan due 2029, which reduced the interest incurred to SOFR plus a margin of 2.75% from SOFR plus a margin of 4.25%. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income.
Cash interest paid was $23.0 million for the three months ended June 30, 2024, representing a $2.8 million, or 11.0% decrease as compared to the three months ended June 30, 2023 due to a $2.8 million decrease from the refinancing of our Term Loan due 2029.
Income Tax Provision
For the three months ended June 30, 2024, our income tax provision was $0.1 million, compared to a $2.8 million income tax provision for the three months ended June 30, 2023. The decrease of $2.7 million was primarily driven by a $6.0 million decreased tax expense related to favorable foreign exchange rate fluctuations, primarily at our Mexico and Netherlands entities, and a $1.5 million decreased tax expense at our Mexico and Jamaica entities related to lower pre-tax book income. The decreases were partially offset by a $4.7 million increased tax expense incurred in the Netherlands under the Dutch Minimum Tax Act 2024.
Results of Operations
Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change	% Change
Revenue
Package	$456,685	$441,924	$14,761	3.3%
Non-package	66,825	66,605	220	0.3%
The Playa Collection	2,599	1,554	1,045	67.2%
Management fees	3,935	4,051	(116)	(2.9)%
Cost reimbursements	5,237	6,542	(1,305)	(19.9)%
Other revenues	829	1,166	(337)	(28.9)%
Total revenue	536,110	521,842	14,268	2.7%
Direct and selling, general and administrative expenses
Direct	265,346	261,574	3,772	1.4%
Selling, general and administrative	101,013	92,741	8,272	8.9%
Depreciation and amortization	37,717	38,507	(790)	(2.1)%
Reimbursed costs	5,237	6,542	(1,305)	(19.9)%
Loss on sale of assets	—	11	(11)	(100.0)%
Business interruption insurance recoveries	(50)	(495)	445	89.9%
Gain on insurance proceeds	(1,362)	(3,794)	2,432	64.1%
Direct and selling, general and administrative expenses	407,901	395,086	12,815	3.2%
Operating income	128,209	126,756	1,453	1.1%
Interest expense	(46,462)	(55,785)	9,323	16.7%
Loss on extinguishment of debt	(1,043)	—	(1,043)	(100.0)%
Other (expense) income	(1,095)	29	(1,124)	(3,875.9)%
Net income before tax	79,609	71,000	8,609	12.1%
Income tax provision	(12,098)	(7,648)	(4,450)	(58.2)%
Net income	$67,511	$63,352	$4,159	6.6%
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
Our comparable portfolio for the six months ended June 30, 2024 excludes the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the six months ended June 30, 2024, Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.

Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	78.5%	72.2%	6.3	pts	8.7%
Net Package ADR	$478.33	$462.67	$15.66		3.4%
Net Package RevPAR	$375.43	$333.84	$41.59		12.5%
	($ in thousands)
Net Package Revenue	$444,404	$430,464	$13,940		3.2%
Net Non-package Revenue	65,943	65,757	186		0.3%
The Playa Collection Revenue	2,599	1,554	1,045		67.2%
Management Fee Revenue	3,935	4,051	(116)		(2.9)%
Other Revenues	829	1,166	(337)		(28.9)%
Total Net Revenue	517,710	502,992	14,718		2.9%
Adjusted EBITDA	$177,169	$170,611	$6,558		3.8%
Adjusted EBITDA Margin	34.2%	33.9%	0.3	pts	0.9%
Comparable Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	79.4%	80.1%	(0.7)	pts	(0.9)%
Net Package ADR	$498.24	$478.69	$19.55		4.1%
Net Package RevPAR	$395.60	$383.43	$12.17		3.2%
	($ in thousands)
Net Package Revenue	$365,745	$352,435	$13,310		3.8%
Net Non-package Revenue	53,223	54,890	(1,667)		(3.0)%
The Playa Collection Revenue	2,599	1,554	1,045		67.2%
Management Fee Revenue	3,935	4,051	(116)		(2.9)%
Other Revenues	829	1,166	(337)		(28.9)%
Total Net Revenue	426,331	414,096	12,235		3.0%
Adjusted EBITDA	$145,792	$147,375	$(1,583)		(1.1)%
Adjusted EBITDA Margin	34.2%	35.6%	(1.4)	pts	(3.9)%
Total Revenue and Total Net Revenue
Our Total Revenue for the six months ended June 30, 2024 increased $14.3 million, or 2.7%, compared to the six months ended June 30, 2023 and our Total Net Revenue for the six months ended June 30, 2024 increased $14.7 million, or 2.9%, compared to the six months ended June 30, 2023. The comparability of results for the six months ended June 30, 2024 was heavily impacted by reduced demand in our Jamaica segment due to the Jamaica travel advisory issued by the United States Government, as well as renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta. The increases were due to the following:
•an increase in Occupancy of 6.3 percentage points as a result of the temporary closure of Jewel Palm Beach, which was closed for the bulk of the first quarter of 2023 as we transitioned management of the resort to us from a third-party;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy decreased 0.9 percentage points compared to the six months ended June 30, 2023 as a result of low occupancy levels at our resorts in our Jamaica and Pacific Coast segments;
•an increase in Net Package ADR of 3.4%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Package ADR increased 3.2%, despite a decrease in the Jamaica segment as a result of the travel advisory; and
•an increase in Net Non-package Revenue of $0.2 million, or 0.3%.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Non-package Revenue increased $0.2 million, or 0.3%, compared to the six months ended June 30, 2023.

Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the six months ended June 30, 2024 increased $6.6 million, or 3.8%, compared to the six months ended June 30, 2023 due to:
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA decreased $2.7 million compared to the six months ended June 30, 2023 due to:
•the negative impact to our Jamaica segment from the travel advisory issued by the United States Government;
•the renovation work at the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta;
•a $6.3 million unfavorable impact due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12);
•increased insurance premiums and labor and related expenses compared to the six months ended June 30, 2023; and
•a decrease in the benefit from business interruption insurance related to the disruption caused by Hurricane Fiona in our Dominican Republic segment in the second half of 2022.
•Adjusted EBITDA includes a positive impact of $1.4 million from business interruption insurance proceeds during the six months ended June 30, 2024 compared to $4.3 million during the six months ended June 30, 2023.
Our Adjusted EBITDA Margin for the six months ended June 30, 2024 increased 0.3 percentage points, or 0.9%, compared to the six months ended June 30, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA Margin decreased 1.5 percentage points compared to the six months ended June 30, 2023. Adjusted EBITDA Margin was negatively impacted by 120 basis points due to the appreciation of the Mexican Peso and positively impacted by 30 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona. For the six months ended June 30, 2023, Adjusted EBITDA Margin was positively impacted by 90 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona.
•Excluding these impacts, our Adjusted EBITDA Margin would have been 35.2%, an increase of 2.1 percentage points compared to the six months ended June 30, 2023, due to the impact to our Jamaica resorts from the travel advisory as well as renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.

The following table shows a reconciliation of comparable Net Package Revenue and Net Non-package Revenue to Total Revenue for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$365,745	$352,435	$13,310	3.8%
Non-comparable Net Package Revenue	78,659	78,029	630	0.8%
Net Package Revenue	444,404	430,464	13,940	3.2%

Net Non-package Revenue
Comparable Net Non-package Revenue	53,223	54,890	(1,667)	(3.0)%
Non-comparable Net Non-package Revenue	12,720	10,867	1,853	17.1%
Net Non-package Revenue	65,943	65,757	186	0.3%

The Playa Collection Revenue	2,599	1,554	1,045	67.2%
Management Fee Revenue	3,935	4,051	(116)	(2.9)%
Other Revenues	829	1,166	(337)	(28.9)%

Total Net Revenue
Comparable Total Net Revenue	426,331	414,096	12,235	3.0%
Non-comparable Total Net Revenue	91,379	88,896	2,483	2.8%
Total Net Revenue	517,710	502,992	14,718	2.9%
Compulsory tips	13,163	12,308	855	6.9%
Cost Reimbursements	5,237	6,542	(1,305)	(19.9)%
Total revenue	$536,110	$521,842	$14,268	2.7%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Direct expenses	$265,346	$261,574	$3,772	1.4%
Less: compulsory tips	13,163	12,308	855	6.9%
Net Direct Expenses	$252,183	$249,266	$2,917	1.2%
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
Our Net Direct Expenses were $252.2 million, or 48.7%, of Total Net Revenue for the six months ended June 30, 2024 and $249.3 million, or 49.6%, of Total Net Revenue for the six months ended June 30, 2023. Net Direct Expenses for the six months ended June 30, 2024 increased $2.9 million, or 1.2%, compared to the six months ended June 30, 2023, primarily due to the following:
•appreciation of the Mexican Peso compared to the six months ended June 30, 2023, which impacts the majority of our expenses but primarily impacted labor and food and beverage expenses during the six months ended June 30, 2024; and
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the six months ended June 30, 2023.

Partially offset by:
•decreased expenses from the sale of Jewel Punta Cana in December 2023; and
•decreased occupancy in Jamaica and the Pacific which resulted in less expenses compared to the six months ended June 30, 2024.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$56,109	$57,529	$(1,420)	(2.5)%
Guest costs	9,791	11,563	(1,772)	(15.3)%
Salaries and wages	102,866	96,226	6,640	6.9%
Repairs and maintenance	11,411	12,114	(703)	(5.8)%
Utilities and sewage	22,505	22,539	(34)	(0.2)%
Licenses and property taxes	2,264	1,703	561	32.9%
Incentive and management fees	—	41	(41)	(100.0)%
Franchise fees	27,181	26,361	820	3.1%
Transportation and travel expenses	3,547	3,497	50	1.4%
Laundry and cleaning expenses	3,262	3,516	(254)	(7.2)%
Property and equipment rental expense	3,755	3,909	(154)	(3.9)%
Entertainment expenses and decoration	6,260	6,464	(204)	(3.2)%
Office supplies	563	723	(160)	(22.1)%
Other operational expenses	2,669	3,081	(412)	(13.4)%
Total Net Direct Expenses	$252,183	$249,266	$2,917	1.2%
Comparable Portfolio

	Six Months Ended June 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$45,750	$46,494	$(744)	(1.6)%
Guest costs	8,612	9,785	(1,173)	(12.0)%
Salaries and wages	84,126	76,684	7,442	9.7%
Repairs and maintenance	9,474	8,995	479	5.3%
Utilities and sewage	18,293	17,233	1,060	6.2%
Licenses and property taxes	1,979	1,361	618	45.4%
Franchise fees	22,314	21,710	604	2.8%
Transportation and travel expenses	2,822	2,661	161	6.1%
Laundry and cleaning expenses	2,838	3,031	(193)	(6.4)%
Property and equipment rental expense	3,238	3,214	24	0.7%
Entertainment expenses and decoration	4,876	5,075	(199)	(3.9)%
Office supplies	464	537	(73)	(13.6)%
Other operational expenses	2,164	2,398	(234)	(9.8)%
Total Net Direct Expenses	$206,950	$199,178	$7,772	3.9%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2024 increased $8.3 million, or 8.9%, compared to the six months ended June 30, 2023. The increase was primarily driven by a $3.1 million increase in insurance expense due to higher insurance premiums for the current year, a $1.5 million increase in transaction expenses as a result of the repricing of our Term Loan due 2029 in June 2024, a $1.4 million increase in property selling, general and administrative expenses, a $0.6 million increase in the provision for doubtful accounts and a $0.5 million increase in commission expenses. We also experienced an increase in share-based compensation expense of $1.1 million due to an increase in the number of restricted and performance share awards granted in 2024, a $0.7 million increase in corporate selling, general and administrative expenses and a $0.6 million increase in professional fees. These increases were partially offset by a $1.2 million decrease in corporate personnel costs.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the six months ended June 30, 2024 decreased $0.8 million, or 2.1%, compared to the six months ended June 30, 2023 due to the sale of Jewel Punta Cana in December 2023.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the six months ended June 30, 2024 decreased $2.4 million, or 64.1%, compared to the six months ended June 30, 2023 as a result of fewer business interruption insurance proceeds received in 2024 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022.
Interest Expense
Our interest expense for the six months ended June 30, 2024 decreased $9.3 million, or 16.7%, compared to the six months ended June 30, 2023. The decrease in interest expense was driven primarily by a $6.3 million decrease due to the change in fair value of our prior LIBOR-based interest rate swaps recognized during the six months ended June 30, 2023 and a $2.5 million decrease from the refinancing of our Term Loan due 2029 to incur interest based on SOFR plus a margin of 2.75%, a decrease from SOFR plus a margin of 4.25%. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income.
Cash interest paid was $44.3 million for the six months ended June 30, 2024, representing a $2.9 million, or 6.2%, decrease as compared to the six months ended June 30, 2023 due to a $2.5 million decrease from the refinancing of our Term Loan due 2029.
Income Tax Provision
For the six months ended June 30, 2024, our income tax provision was $12.1 million, compared to a $7.6 million income tax provision for the six months ended June 30, 2023. The increase of $4.5 million was primarily driven by a $16.8 million increased tax expense incurred in the Netherlands under the Dutch Minimum Tax Act 2024. The increase was offset by an $8.4 million benefit related to favorable foreign exchange rate fluctuations, primarily at our Mexico and Netherlands entities, a $2.8 million decreased tax expense at Mexico and Jamaica entities related to lower pre-tax book income, and a $1.3 million benefit recorded for the finalization of the capital gain tax due on the 2023 Jewel Punta Cana sale compared to the six months ended June 30, 2023.
A majority of the expected impact of the Dutch Minimum Tax Act 2024 for the year ended December 31, 2024 was recognized through our income tax provision during the six months ended June 30, 2024.
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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the three and six months ended June 30, 2024 and 2023, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent that we are successful in entering into more management contracts.
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

Our comparable portfolio for the three months ended June 30, 2024 excludes the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended June 30, 2024, and Jewel Punta Cana, which was sold in December 2023.
Our comparable portfolio for the six months ended June 30, 2024 excludes the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the six months ended June 30, 2024, Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended June 30, 2024 and 2023
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$77,088	$74,891	$2,197	2.9%
Pacific Coast	34,576	37,776	(3,200)	(8.5)%
Dominican Republic	65,657	65,127	530	0.8%
Jamaica	46,488	57,418	(10,930)	(19.0)%
Segment Owned Net Revenue	223,809	235,212	(11,403)	(4.8)%
Other revenues	409	602	(193)	(32.1)%
The Playa Collection	1,579	828	751	90.7%
Management fees	1,401	2,122	(721)	(34.0)%
Total Net Revenue	$227,198	$238,764	$(11,566)	(4.8)%

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$25,711	$24,327	$1,384	5.7%
Pacific Coast	12,124	14,883	(2,759)	(18.5)%
Dominican Republic	24,155	21,979	2,176	9.9%
Jamaica	13,091	21,923	(8,832)	(40.3)%
Segment Owned Resort EBITDA	75,081	83,112	(8,031)	(9.7)%
Other corporate	(14,364)	(13,940)	(424)	(3.0)%
The Playa Collection	1,579	828	751	90.7%
Management fees	1,401	2,122	(721)	(34.0)%
Total Adjusted EBITDA	$63,697	$72,122	$(8,425)	(11.7)%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended June 30, 2024 and 2023 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	76.7%	76.7%	—	pts	—%
Net Package ADR	$456.38	$441.82	$14.56		3.3%
Net Package RevPAR	$349.97	$338.95	$11.02		3.3%
	($ in thousands)
Net Package Revenue	$67,706	$65,576	$2,130		3.2%
Net Non-package Revenue	9,382	9,315	67		0.7%
Owned Net Revenue	77,088	74,891	2,197		2.9%
Owned Resort EBITDA	$25,711	$24,327	$1,384		5.7%
Owned Resort EBITDA Margin	33.4%	32.5%	0.9	pts	2.8%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2024 increased $2.2 million, or 2.9%, compared to the three months ended June 30, 2023 and was driven by:
•an increase in Net Package ADR of 3.3%; and
•an increase in Net Non-package Revenue of $0.1 million, or 0.7%;
•Net Non-package Revenue per sold room increased 0.8%, primarily driven by a higher meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix; while
•Occupancy was flat compared to the three months ended June 30, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2024 increased $1.4 million, or 5.7%, compared to the three months ended June 30, 2023 and was driven by:
•an increase in Net Package ADR compared to the three months ended June 30, 2023 in addition to expense efficiency measures put in place to lower direct expenses; partially offset by
•an unfavorable impact of $0.9 million due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12); and
•an increase in labor and related expenses, which were partially due to union-negotiated and government-mandated wage benefit increases.
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2024 was 33.4%, an increase of 0.9 percentage points compared to the three months ended June 30, 2023. Owned Resort EBITDA Margin was negatively impacted by 120 basis points due to the appreciation of the Mexican Peso and by 160 basis points from increases in labor and related expenses compared to the three months ended June 30, 2023. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin for the three months ended June 30, 2024 would have been 34.5%, an increase of 2.0 percentage points compared to the three months ended June 30, 2023.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended June 30, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	62.9%	71.8%	(8.9)	pts	(12.4)%
Net Package ADR	$544.98	$543.17	$1.81		0.3%
Net Package RevPAR	$343.00	$389.86	$(46.86)		(12.0)%
	($ in thousands)
Net Package Revenue	$28,904	$32,852	$(3,948)		(12.0)%
Net Non-package Revenue	5,672	4,924	748		15.2%
Owned Net Revenue	34,576	37,776	(3,200)		(8.5)%
Owned Resort EBITDA	$12,124	$14,883	$(2,759)		(18.5)%
Owned Resort EBITDA Margin	35.1%	39.4%	(4.3)	pts	(10.9)%
Comparable Portfolio (1)
________
(1)For the three months ended June 30, 2024, our comparable portfolio excludes both properties in this segment, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended June 30, 2024.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2024 decreased $3.2 million, or 8.5%, compared to the three months ended June 30, 2023 and was driven by:
•a decrease in Occupancy of 8.9 percentage points due to the renovation work at the resorts in this segment; partially offset by
•an increase in Net Non-package Revenue of $0.7 million, or 15.2%.
•Net Non-package Revenue per sold room increased 31.4%, partially driven by higher MICE group contribution to our guest mix as well as a decrease in sold rooms compared to the three months ended June 30, 2023; and
•an increase in Net Package ADR of 0.3%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2024 decreased $2.8 million, or 18.5%, compared to the three months ended June 30, 2023 and was driven by:
•a decrease in Occupancy compared to three months ended June 30, 2023; in addition to
•an unfavorable impact of $0.5 million due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12).
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2024 was 35.1%, a decrease of 4.3 percentage points compared to the three months ended June 30, 2023. Owned Resort EBITDA Margin was negatively impacted by 130 basis points due to the appreciation of the Mexican Peso. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 36.4%, a decrease of 3.0 percentage points compared to the three months ended June 30, 2023.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended June 30, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	70.8%	66.6%	4.2	pts	6.3%
Net Package ADR	$428.29	$346.62	$81.67		23.6%
Net Package RevPAR	$303.27	$230.90	$72.37		31.3%
	($ in thousands)
Net Package Revenue	$55,857	$55,556	$301		0.5%
Net Non-package Revenue	9,800	9,571	229		2.4%
Owned Net Revenue	65,657	65,127	530		0.8%
Owned Resort EBITDA	$24,155	$21,979	$2,176		9.9%
Owned Resort EBITDA Margin	36.8%	33.7%	3.1	pts	9.2%
Comparable Portfolio (1)

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	70.8%	71.4%	(0.6)	pts	(0.8)%
Net Package ADR	$428.23	$391.86	$36.37		9.3%
Net Package RevPAR	$303.22	$279.82	$23.40		8.4%
	($ in thousands)
Net Package Revenue	$55,849	$51,539	$4,310		8.4%
Net Non-package Revenue	9,810	9,017	793		8.8%
Owned Net Revenue	65,659	60,556	5,103		8.4%
Owned Resort EBITDA	$24,172	$23,737	$435		1.8%
Owned Resort EBITDA Margin	36.8%	39.2%	(2.4)	pts	(6.1)%
________
(1)For the three months ended June 30, 2024, our comparable portfolio excludes Jewel Punta Cana, which was sold in December 2023.
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended June 30, 2024 increased $5.1 million, or 8.4%, compared to the three months ended June 30, 2023. The increase was due to the following:
•an increase in Comparable Net Package ADR of 9.3%; and
•an increase in Comparable Net Non-package Revenue of $0.8 million, or 8.8%.
•Comparable Net Non-package Revenue per sold room increased 9.7% compared to the three months ended June 30, 2023, primarily driven by a higher MICE group contribution to our guest mix and the addition of a new non-package food and beverage outlet at one of the resorts in this segment; partially offset by
•a decrease in Occupancy of 0.6 percentage points.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended June 30, 2024 increased $0.4 million, or 1.8%, compared to the three months ended June 30, 2023, and includes a $1.0 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona in the Dominican Republic. Comparable Owned Resort EBITDA for the three months ended June 30, 2023 includes a $4.3 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona in the Dominican Republic. Excluding the aforementioned business interruption benefit from both periods, Comparable Owned Resort EBITDA for the three months ended June 30, 2024 would have been an increase of $3.7 million compared to the three months ended June 30, 2023, primarily driven by an increase in Net Package Revenue.

•Our Comparable Owned Resort EBITDA Margin for the three months ended June 30, 2024 was 36.8%, a decrease of 2.4 percentage points compared to the three months ended June 30, 2023, and includes a favorable impact of 150 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona, which decreased 560 basis points compared to a 710 basis points benefit during the three months ended June 30, 2023. Excluding the aforementioned business interruption benefit, Comparable Owned Resort EBITDA Margin for the three months ended June 30, 2024 would have been 35.3%, an increase of 3.2 percentage points compared to the three months ended June 30, 2023.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended June 30, 2024 and 2023 for the total segment portfolio:

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	72.1%	82.4%	(10.3)	pts	(12.5)%
Net Package ADR	$417.18	$454.59	$(37.41)		(8.2)%
Net Package RevPAR	$300.95	$374.72	$(73.77)		(19.7)%
	($ in thousands)
Net Package Revenue	$39,108	$48,694	$(9,586)		(19.7)%
Net Non-package Revenue	7,380	8,724	(1,344)		(15.4)%
Owned Net Revenue	46,488	57,418	(10,930)		(19.0)%
Owned Resort EBITDA	$13,091	$21,923	$(8,832)		(40.3)%
Owned Resort EBITDA Margin	28.2%	38.2%	(10.0)	pts	(26.2)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended June 30, 2024 decreased $10.9 million, or 19.0%, compared to the three months ended June 30, 2023. The decrease was due to the following, which was heavily impacted by the travel advisory issued for Jamaica by the United States Government on January 24, 2024:
•a decrease in Occupancy of 10.3 percentage points;
•a decrease in Net Package ADR of 8.2%; and
•a decrease in Net Non-package Revenue of $1.3 million, or 15.4%.
•Net Non-package Revenue per sold room decreased 3.3% as a result of a lower MICE group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended June 30, 2024 decreased $8.8 million compared to the three months ended June 30, 2023.
•Our Owned Resort EBITDA Margin for the three months ended June 30, 2024 decreased 10.0 percentage points, or 26.2%, compared to the three months ended June 30, 2023, primarily driven by the impact from the travel advisory issued for Jamaica and inclusive of a negative impact of 60 basis points due to increases in labor and related expenses compared to the three months ended June 30, 2023.

Segment Results
Six Months Ended June 30, 2024 and 2023
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$173,076	$163,639	$9,437	5.8%
Pacific Coast	78,872	78,291	581	0.7%
Dominican Republic	147,269	133,896	13,373	10.0%
Jamaica	111,130	120,395	(9,265)	(7.7)%
Segment Owned Net Revenue	510,347	496,221	14,126	2.8%
Other	829	1,166	(337)	(28.9)%
The Playa Collection	2,599	1,554	1,045	67.2%
Management Fee Revenue	3,935	4,051	(116)	(2.9)%
Total Net Revenue	$517,710	$502,992	$14,718	2.9%

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$65,764	$62,263	$3,501	5.6%
Pacific Coast	31,265	32,406	(1,141)	(3.5)%
Dominican Republic	61,925	48,828	13,097	26.8%
Jamaica	40,167	49,004	(8,837)	(18.0)%
Segment Owned Resort EBITDA	199,121	192,501	6,620	3.4%
Other corporate	(28,486)	(27,495)	(991)	(3.6)%
The Playa Collection	2,599	1,554	1,045	67.2%
Management Fee Revenue	3,935	4,051	(116)	(2.9)%
Total Adjusted EBITDA	$177,169	$170,611	$6,558	3.8%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the six months ended June 30, 2024 and 2023 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	81.8%	80.3%	1.5	pts	1.9%
Net Package ADR	$483.69	$468.96	$14.73		3.1%
Net Package RevPAR	$395.75	$376.37	$19.38		5.1%
	($ in thousands)
Net Package Revenue	$153,130	$144,830	$8,300		5.7%
Net Non-package Revenue	19,946	18,809	1,137		6.0%
Owned Net Revenue	173,076	163,639	9,437		5.8%
Owned Resort EBITDA	$65,764	$62,263	$3,501		5.6%
Owned Resort EBITDA Margin	38.0%	38.0%	—	pts	—%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2024 increased $9.4 million, or 5.8%, compared to the six months ended June 30, 2023. The increase was due to the following:
•an increase in Occupancy of 1.5 percentage points;
•an increase in Net Package ADR of 3.1%; and
•an increase in Net Non-package Revenue of $1.1 million, or 6.0%.
•Net Non-package Revenue per sold room increased 3.4%, primarily driven by a higher MICE group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2024 increased $3.5 million, or 5.6%, compared to the six months ended June 30, 2023 and was driven by:
•an increase in Net Package ADR in addition to expense efficiency measures put in place to lower direct expenses; partially offset by
•an unfavorable impact of $4.2 million due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12);
•an increase in labor and related expenses, which were partially due to union-negotiated and government-mandated wage and benefit increases; and
•an increase in insurance premiums.
•Our Owned Resort EBITDA Margin for the six months ended June 30, 2024 was 38.0%, which was flat compared to the six months ended June 30, 2023. Owned Resort EBITDA Margin for the six months ended June 30, 2024 was negatively impacted by 240 basis points due to the appreciation of the Mexican Peso and 80 basis points from increases in labor and related expenses compared to the six months ended June 30, 2024. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 40.4%, an increase of 2.4 percentage points compared to the six months ended June 30, 2023.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the six months ended June 30, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	74.8%	75.5%	(0.7)	pts	(0.9)%
Net Package ADR	$534.49	$542.42	$(7.93)		(1.5)%
Net Package RevPAR	$399.80	$409.72	$(9.92)		(2.4)%
	($ in thousands)
Net Package Revenue (1)	$67,379	$68,672	$(1,293)		(1.9)%
Net Non-package Revenue (1)	11,493	9,619	1,874		19.5%
Owned Net Revenue	78,872	78,291	581		0.7%
Owned Resort EBITDA	$31,265	$32,406	$(1,141)		(3.5)%
Owned Resort EBITDA Margin	39.6%	41.4%	(1.8)	pts	(4.3)%
Comparable Portfolio (1)
________
(1)For the six months ended June 30, 2024, our comparable portfolio excludes both properties in the segment, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the six months ended June 30, 2024.
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2024 increased $0.6 million, or 0.7%, compared to the six months ended June 30, 2023. The increase was due to the following:
•an increase in Net Non-package Revenue of $1.9 million, or 19.5%, primarily driven by a higher MICE group contribution to our guest mix;
•Net Non-package Revenue per sold room increased 20.0%; partially offset by
•a decrease in Occupancy of 0.7 percentage points as a result of renovation work at the resorts in this segment; and
•a decrease in Net Package ADR of 1.5%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2024 decreased $1.1 million, or 3.5%, compared to the six months ended June 30, 2023 and was driven by:
•a decrease in Occupancy and Net Package ADR; in addition to
•an unfavorable impact of $1.9 million due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12); and
•an increase in insurance premiums.
•Our Owned Resort EBITDA Margin for the six months ended June 30, 2024 was 39.6%, a decrease of 1.8 percentage points compared to the six months ended June 30, 2023. Owned Resort EBITDA Margin was negatively impacted by 190 basis points due to the appreciation of the Mexican Peso compared to the six months ended June 30, 2023. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 41.5%, an increase of 0.1 percentage points compared to the six months ended June 30, 2023.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the six months ended June 30, 2024 and 2023 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	77.3%	58.9%	18.4	pts	31.2%
Net Package ADR	$449.94	$408.68	$41.26		10.1%
Net Package RevPAR	$347.67	$240.63	$107.04		44.5%
	($ in thousands)
Net Package Revenue	$128,070	$115,158	$12,912		11.2%
Net Non-package Revenue	19,199	18,738	461		2.5%
Owned Net Revenue	147,269	133,896	13,373		10.0%
Owned Resort EBITDA	$61,925	$48,828	$13,097		26.8%
Owned Resort EBITDA Margin	42.0%	36.5%	5.5	pts	15.1%
Comparable Portfolio (1)

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	77.8%	77.7%	0.1	pts	0.1%
Net Package ADR	$541.47	$493.83	$47.64		9.6%
Net Package RevPAR	$421.06	$383.55	$37.51		9.8%
	($ in thousands)
Net Package Revenue	$116,790	$105,801	$10,989		10.4%
Net Non-package Revenue	17,972	17,490	482		2.8%
Owned Net Revenue	134,762	123,291	11,471		9.3%
Owned Resort EBITDA	$61,813	$57,998	$3,815		6.6%
Owned Resort EBITDA Margin	45.9%	47.0%	(1.1)	pts	(2.3)%
________
(1) For the six months ended June 30, 2024, our comparable portfolio excludes Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the six months ended June 30, 2024 increased $11.5 million, or 9.3%, compared to the six months ended June 30, 2023. The increase was due to the following:
•an increase in Occupancy of 0.1 percentage points;
•an increase in Comparable Net Package ADR of 9.6%; and
•an increase in Comparable Net Non-package Revenue of $0.5 million, or 2.8%, compared to the six months ended June 30, 2023.
•Comparable Net Non-package Revenue per sold room increased 2.1% compared to the six months ended June 30, 2023 due to the addition of a new non-package food and beverage outlet at one of the resorts in this segment.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the six months ended June 30, 2024 increased $3.8 million, or 6.6%, compared to the six months ended June 30, 2023, and includes a $1.4 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona in the Dominican Republic. Comparable Owned Resort EBITDA for the six months ended June 30, 2023 includes a $4.3 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona in the Dominican Republic. Excluding the aforementioned business interruption benefit from both periods, Comparable Owned Resort EBITDA for the six months ended June 30, 2024 would have increased by $6.7 million compared to the six months ended June 30, 2023, primarily driven by an increase in Net Package Revenue, which was partially offset by increased insurance premiums.
•Our Comparable Owned Resort EBITDA Margin for the six months ended June 30, 2024 was 45.9%, a decrease of 1.1 percentage points compared to the six months ended June 30, 2023, and includes a favorable impact of 110 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona, which decreased 230 basis points compared to a 340 basis points benefit during the six months ended June 30, 2023. Excluding the aforementioned business interruption benefit, Comparable Owned Resort EBITDA Margin for the six months ended June 30, 2024 was 44.8%, an increase of 1.2 percentage points compared to the six months ended June 30, 2023.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the six months ended June 30, 2024 and 2023 for the total segment portfolio:

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	77.6%	82.5%	(4.9)	pts	(5.9)%
Net Package ADR	$474.87	$477.57	$(2.70)		(0.6)%
Net Package RevPAR	$368.70	$393.87	$(25.17)		(6.4)%
	($ in thousands)
Net Package Revenue	$95,825	$101,804	$(5,979)		(5.9)%
Net Non-package Revenue	15,305	18,591	(3,286)		(17.7)%
Owned Net Revenue	111,130	120,395	(9,265)		(7.7)%
Owned Resort EBITDA	$40,167	$49,004	$(8,837)		(18.0)%
Owned Resort EBITDA Margin	36.1%	40.7%	(4.6)	pts	(11.3)%
Segment Owned Net Revenue. Our Owned Net Revenue for the six months ended June 30, 2024 decreased $9.3 million, or 7.7%, compared to the six months ended June 30, 2023. The decrease was due to the following, which was heavily impacted by the travel advisory issued for Jamaica by the United States Government:
•a decrease in Occupancy of 4.9 percentage points;
•a decrease in Net Package ADR of 0.6%; and
•a decrease in Net Non-package Revenue of $3.3 million, or 17.7%.
•Net Non-package Revenue per sold room decreased 13.0% as a result of lower MICE group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the six months ended June 30, 2024 decreased $8.8 million, or 18.0%, compared to the six months ended June 30, 2023.
•Our Owned Resort EBITDA Margin for the six months ended June 30, 2024 decreased 4.6 percentage points, or 11.3%, compared to the six months ended June 30, 2023 primarily driven by the impact from the travel advisory issued for Jamaica and includes a negative impact of 120 basis points due to increases in labor and related expenses compared to the six months ended June 30, 2023.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$13,170	$20,633	$67,511	$63,352
Interest expense	23,334	26,119	46,462	55,785
Income tax provision	61	2,832	12,098	7,648
Depreciation and amortization	19,045	19,316	37,717	38,507
EBITDA	55,610	68,900	163,788	165,292
Other expense (income) (a)	302	203	1,095	(29)
Share-based compensation	3,950	3,442	7,709	6,608
Loss on extinguishment of debt	1,043	—	1,043	—
Transaction expense (b)	1,791	502	2,828	1,365
Other tax expense	64	—	64	—
Repairs from hurricanes and tropical storms (c)	—	(31)	—	(892)
Loss (gain) on sale of assets	36	(2)	—	11
Non-service cost components of net periodic pension benefit (cost)	901	(892)	642	(1,744)
Adjusted EBITDA	63,697	72,122	177,169	170,611
Other corporate (d)(e)	14,364	13,940	28,486	27,495
The Playa Collection	(1,579)	(828)	(2,599)	(1,554)
Management fees	(1,401)	(2,122)	(3,935)	(4,051)
Owned Resort EBITDA	75,081	83,112	199,121	192,501
Less: Non-comparable Owned Resort EBITDA	12,107	13,125	31,377	23,236
Comparable Owned Resort EBITDA(f)(g)	$62,974	$69,987	$167,744	$169,265
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
(d)    For the three months ended June 30, 2024 and 2023, represents corporate salaries and benefits of $8.7 million for 2024 and $10.0 million for 2023, professional fees of $2.8 million for 2024 and $1.9 million for 2023, corporate rent and insurance of $1.4 million for 2024 and $0.9 million for 2023, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.5 million for 2024 and $1.1 million for 2023.
(e)    For the six months ended June 30, 2024 and 2023, represents corporate salaries and benefits of $18.6 million for 2024 and $19.7 million for 2023, professional fees of $4.8 million for 2024 and $3.8 million for 2023, corporate rent and insurance of $2.4 million for 2024 and $1.9 million for 2023, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $2.7 million for 2024 and $2.1 million for 2023.
(f)    Our comparable portfolio for the three months ended June 30, 2024 excludes the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended June 30, 2024, and Jewel Punta Cana, which was sold in December 2023.
(g)    Our comparable portfolio for the six months ended June 30, 2024 excludes the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the six months ended June 30, 2024, Jewel Palm Beach, which was closed for a majority of the first quarter of 2023 as we transitioned management of the resort to us from a third-party, and Jewel Punta Cana, which was sold in December 2023.
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
Liquidity and Capital Resources
Our net cash provided by operating activities for the six months ended June 30, 2024 was $69.7 million. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of June 30, 2024, we had $233.9 million of available cash, as compared to $272.5 million as of December 31, 2023. Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, we had no restricted cash balance as of June 30, 2024. As of July 31, 2024, we had approximately $225.2 million of available cash and also had $225.0 million available on our Revolving Credit Facility, which does not mature until January 2028.
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
As of June 30, 2024, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, other than an off-balance sheet arrangement entered into during the three months ended June 30, 2024 for the future purchase of liquified natural gas at one of our resorts (see Note 7 to our Condensed Consolidated Financial Statements). As of June 30, 2024, we had $56.9 million of scheduled contractual obligations remaining in 2024 which we expect to pay with available cash. In addition, we estimate that we will incur between $125.0 million and $140.0 million of capital expenditures for 2024, which reflects the acceleration of renovations at Hyatt Ziva Los Cabos.
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

Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$69,727	$67,111
Net cash used in investing activities	$(33,239)	$(1,131)
Net cash used in financing activities	$(75,067)	$(81,080)
(Decrease) in cash and cash equivalents	$(38,579)	$(15,100)
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the six months ended June 30, 2024, our net cash provided by operating activities was $69.7 million compared to $67.1 million for the six months ended June 30, 2023.
Cash Flows from Investing Activities
Our net cash used in investing activities was $33.2 million for the six months ended June 30, 2024 compared to $1.1 million for the six months ended June 30, 2023.
Activity for the six months ended June 30, 2024:
•Purchases of property and equipment of $32.7 million, consisting of maintenance capital expenditures as well as renovation costs of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $75.1 million for the six months ended June 30, 2024 compared to $81.1 million for the six months ended June 30, 2023.
Activity for the six months ended June 30, 2024:
•Principal payments on our Term Loan due 2029 of $5.5 million; and
•Repurchases of ordinary shares of $69.2 million.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use two interest rate swaps (see Note 12 of our Condensed Consolidated Financial Statements) to manage our exposure to this risk. As of June 30, 2024, 49% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 2.75%.
•If market rates of interest on our floating rate debt were to increase by 1.0%, the increase in interest expense on our floating rate debt would decrease our future earnings and cash flows by approximately $5.3 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million.
•If market rates of interest on our floating rate debt were to decrease by 1.0%, the decrease in interest expense on our floating rate debt would increase our future earnings and cash flows by approximately $5.3 million annually, assuming the balance outstanding under our Revolving Credit Facility remained at $0 million.
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the six months ended June 30, 2024 less than 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 72.2% of our resort-level operating expenses for the six months ended June 30, 2024 were denominated in the local currencies in the countries in which we operate. During the first quarter of 2024, we entered into foreign currency forward contracts to hedge 50% of our estimated operating expenses that are denominated in Mexican Pesos. However, our operating expenses reported on our Condensed Consolidated Statements of Operations continue to be affected by movements in exchange rates, including the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at June 30, 2024 would have impacted our Owned Resort EBITDA by approximately $3.0 million on a year-to-date basis, inclusive of the impact from our foreign currency forward contracts.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at June 30, 2024 would have impacted our Owned Resort EBITDA by approximately $3.2 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at June 30, 2024 would have impacted our Owned Resort EBITDA by approximately $2.8 million on a year-to-date basis.

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
Item 1A. Risk Factors.

As of June 30, 2024, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares under our share repurchase program during the three months ended June 30, 2024:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
April 1, 2024 to April 30, 2024	1,859,322	$9.36	1,859,322	$146,483
May 1, 2024 to May 31, 2024	1,748,196	8.71	1,748,196	131,253
June 1, 2024 to June 30, 2024	472,429	8.54	472,429	127,217
Total	4,079,947	$8.99	4,079,947	$127,217
________
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions and exclude taxes.
(2) On December 7, 2023, our Board established a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The share repurchase authorization has no expiration date. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description
10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 24, 2024, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2024).

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	August 5, 2024	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	August 5, 2024	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)