Form 10-Q
period 2024-09-30
Playa Hotels & Resorts N.V.
filed 2024-11-06
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 121,554,617 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$211,137	$272,520
Trade and other receivables, net	46,034	74,762
Insurance recoverable	14,841	9,821
Accounts receivable from related parties	990	5,861
Inventories	16,450	19,963
Prepayments and other assets	63,555	54,294
Property and equipment, net	1,389,298	1,415,572
Derivative financial assets	—	2,966
Goodwill, net	60,642	60,642
Other intangible assets	2,189	4,357
Deferred tax assets	12,066	12,967
Total assets	$1,817,202	$1,933,725
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade and other payables	$135,886	$196,432
Payables to related parties	5,087	10,743
Income tax payable	16,595	11,592
Debt	1,070,759	1,061,376
Derivative financial liabilities	9,499	—
Other liabilities	28,156	33,970
Deferred tax liabilities	54,604	64,815
Total liabilities	1,320,586	1,378,928
Commitments and contingencies (see Note 7)
Shareholders’ equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 172,016,422 shares issued and 124,554,587 shares outstanding as of September 30, 2024 and 169,423,980 shares issued and 136,081,891 shares outstanding as of December 31, 2023)	19,104	18,822
Treasury shares (at cost, 47,461,835 shares as of September 30, 2024 and 33,342,089 shares as of December 31, 2023)	(374,076)	(248,174)
Paid-in capital	1,213,583	1,202,175
Accumulated other comprehensive (loss) income	(7,634)	1,112
Accumulated deficit	(354,361)	(419,138)
Total shareholders’ equity	496,616	554,797
Total liabilities and shareholders’ equity	$1,817,202	$1,933,725
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Package	$154,451	$182,425	$611,136	$624,349
Non-package	23,778	24,984	90,603	91,589
The Playa Collection	1,727	1,051	4,326	2,605
Management fees	1,311	1,369	5,246	5,420
Cost reimbursements	1,898	2,785	7,135	9,327
Other revenues	352	531	1,181	1,697
Total revenue	183,517	213,145	719,627	734,987
Direct and selling, general and administrative expenses
Direct	115,731	126,356	381,077	387,930
Selling, general and administrative	49,825	48,826	150,838	141,567
Depreciation and amortization	21,043	22,548	58,760	61,055
Reimbursed costs	1,898	2,785	7,135	9,327
(Gain) loss on sale of assets	(18,179)	6	(18,179)	17
Business interruption insurance recoveries	(47)	(47)	(97)	(542)
Gain on insurance proceeds	(651)	(919)	(2,013)	(4,713)
Direct and selling, general and administrative expenses	169,620	199,555	577,521	594,641
Operating income	13,897	13,590	142,106	140,346
Interest expense	(21,949)	(26,552)	(68,411)	(82,337)
Loss on extinguishment of debt	—	—	(1,043)	—
Other income (expense)	334	(350)	(761)	(321)
Net (loss) income before tax	(7,718)	(13,312)	71,891	57,688
Income tax benefit (provision)	4,984	2,808	(7,114)	(4,840)
Net (loss) income	$(2,734)	$(10,504)	$64,777	$52,848

(Loss) earnings per share
Basic	$(0.02)	$(0.07)	$0.49	$0.35
Diluted	$(0.02)	$(0.07)	$0.48	$0.34
Weighted average number of shares outstanding during the period - Basic	127,975,787	145,469,906	132,335,399	151,536,334
Weighted average number of shares outstanding during the period - Diluted	127,975,787	145,469,906	133,839,076	153,606,281
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(2,734)	$(10,504)	$64,777	$52,848
Other comprehensive (loss) income, net of taxes
(Loss) gain on derivative financial instruments	(13,482)	2,111	(12,360)	13,564
Release of foreign currency translation reserve related to resort sales (see Note 4)	665	—	665	—
Pension obligation gain (loss)	3,151	(5)	2,949	(428)
Total other comprehensive (loss) income	(9,666)	2,106	(8,746)	13,136
Comprehensive (loss) income	$(12,400)	$(8,398)	$56,031	$65,984
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	136,081,891	$18,822	33,342,089	$(248,174)	$1,202,175	$1,112	$(419,138)	$554,797
Net income	—	—	—	—	—	—	54,341	54,341
Other comprehensive income	—	—	—	—	—	6,701	—	6,701
Share-based compensation, net of tax withholdings	2,579,278	282	13,164	(109)	3,477	—	—	3,650
Repurchase of ordinary shares	(3,621,127)	—	3,621,127	(32,504)	—	—	—	(32,504)
Balance at March 31, 2024	135,040,042	$19,104	36,976,380	$(280,787)	$1,205,652	$7,813	$(364,797)	$586,985
Net income	—	—	—	—	—	—	13,170	13,170
Other comprehensive loss	—	—	—	—	—	(5,781)	—	(5,781)
Share-based compensation	—	—	—	—	3,950	—	—	3,950
Repurchase of ordinary shares	(4,079,947)	—	4,079,947	(42,299)	—	—	—	(42,299)
Balance at June 30, 2024	130,960,095	$19,104	41,056,327	$(323,086)	$1,209,602	$2,032	$(351,627)	$556,025
Net loss	—	—	—	—	—	—	(2,734)	(2,734)
Other comprehensive loss	—	—	—	—	—	(9,666)	—	(9,666)
Share-based compensation	—	—	—	—	3,981	—	—	3,981
Repurchase of ordinary shares	(6,405,508)	—	6,405,508	(50,990)	—	—	—	(50,990)
Balance at September 30, 2024	124,554,587	$19,104	47,461,835	$(374,076)	$1,213,583	$(7,634)	$(354,361)	$496,616

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

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,777	$52,848
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	58,760	61,055
Amortization of debt discount and issuance costs	4,504	5,168
Loss on extinguishment of debt	1,043	—
Share-based compensation	11,690	9,951
Loss on derivative financial instruments	105	6,048
Deferred income taxes	(9,310)	2,999
(Gain) loss on sale of assets	(18,179)	17
Amortization of key money	(566)	(579)
Provision for doubtful accounts	1,950	663
Other	738	313
Changes in assets and liabilities:
Trade and other receivables, net	26,778	(4,320)
Insurance recoverable	(5,020)	6,273
Accounts receivable from related parties	4,871	1,209
Inventories	3,092	(332)
Prepayments and other assets	(10,451)	(11,471)
Trade and other payables	(59,460)	(57,885)
Payables to related parties	(5,656)	3,630
Income tax payable	5,003	(389)
Other liabilities	(2,009)	(33)
Net cash provided by operating activities	72,660	75,165
INVESTING ACTIVITIES
Capital expenditures	(64,477)	(30,480)
Purchase of intangibles	(225)	(190)
Payment of key money	(485)	—
Proceeds from the sale of assets, net	65,297	22
Property damage insurance proceeds	—	17,808
Net cash provided by (used in) investing activities	110	(12,840)
FINANCING ACTIVITIES
Issuance costs of debt	(14)	—
Repayments of debt	(8,250)	(8,250)
Repurchase of ordinary shares	(125,310)	(153,287)
Principal payments on finance lease obligations	(470)	(325)
Repurchase of ordinary shares for tax withholdings	(109)	—
Net cash used in financing activities	(134,153)	(161,862)
DECREASE IN CASH AND CASH EQUIVALENTS	(61,383)	(99,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$272,520	$283,945
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$211,137	$184,408

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$65,323	$71,494
Cash paid for income taxes, net	$13,471	$3,065
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$1,783	$1,895
Costs of sale not yet paid	$1,009	—
Withholding tax on share repurchases not yet paid	$523	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$25,889	$—
Right-of-use assets terminated in exchange for settlement of financing lease liabilities	$(13,335)	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,155
Par value of vested restricted share awards	$282	$122
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive (loss) income in our Condensed Consolidated Statements of Comprehensive (Loss) Income and reclassified into earnings in our Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction occurs. If a derivative contract does not meet these criteria, then the total change in fair value is recognized in earnings. Cash flows from a derivative financial instrument that is classified as a cash flow hedge are recorded in the same category as the cash flows from the items being hedged in the Condensed Consolidated Statements of Cash Flows.
Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Annual periods beginning after December 15, 2023	We are in the process of evaluating the full impact of ASU No. 2023-07 with respect to our segment disclosures and expect to disclose significant segment expenses in the footnotes to the Consolidated Financial Statements for the year ended December 31, 2024.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update require that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold.	Annual periods beginning after December 15, 2024	We are in the process of evaluating the impact of ASU No. 2023-09 on the Condensed Consolidated Financial Statements with respect to our income tax disclosures.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended September 30, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$59,018	$17,675	$45,410	$32,348	$—	$154,451
Non-package revenue	8,712	3,102	6,395	5,569	—	23,778
The Playa Collection	—	—	—	—	1,727	1,727
Management fees	37	—	—	—	1,274	1,311
Cost reimbursements	—	—	—	853	1,045	1,898
Other revenues	—	—	—	—	352	352
Total revenue	$67,767	$20,777	$51,805	$38,770	$4,398	$183,517

	Three Months Ended September 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$59,956	$27,234	$49,564	$45,671	$—	$182,425
Non-package revenue	7,623	2,935	7,661	6,765	—	24,984
The Playa Collection	—	—	—	—	1,051	1,051
Management fees	40	—	—	—	1,329	1,369
Cost reimbursements	—	—	—	1,257	1,528	2,785
Other revenues	—	—	—	—	531	531
Total revenue	$67,619	$30,169	$57,225	$53,693	$4,439	$213,145

	Nine Months Ended September 30, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$217,235	$87,129	$173,480	$133,292	$—	$611,136
Non-package revenue	29,114	14,797	25,819	20,873	—	90,603
The Playa Collection	—	—	—	—	4,326	4,326
Management fees	113	—	—	—	5,133	5,246
Cost reimbursements	—	—	—	2,845	4,290	7,135
Other revenues	—	—	—	—	1,181	1,181
Total revenue	$246,462	$101,926	$199,299	$157,010	$14,930	$719,627

	Nine Months Ended September 30, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$208,992	$97,823	$164,723	$152,811	$—	$624,349
Non-package revenue	26,859	12,679	26,695	25,356	—	91,589
The Playa Collection	—	—	—	—	2,605	2,605
Management fees	118	—	—	—	5,302	5,420
Cost reimbursements	—	—	—	3,864	5,463	9,327
Other revenues	—	—	—	—	1,697	1,697
Total revenue	$235,969	$110,502	$191,418	$182,031	$15,067	$734,987

Contract assets and liabilities

We do not have any material contract assets as of September 30, 2024 and December 31, 2023 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of September 30,	As of December 31,
	2024	2023
Property and equipment, gross
Land, buildings and improvements	$1,578,563	$1,646,452
Fixtures and machinery (1)	98,169	86,717
Furniture and other fixed assets	198,137	203,639
Construction in progress	65,814	22,077
Total property and equipment, gross	1,940,683	1,958,885
Accumulated depreciation	(551,385)	(543,313)
Total property and equipment, net	$1,389,298	$1,415,572
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $18.2 million and $6.3 million as of September 30, 2024 and December 31, 2023, respectively.
Depreciation expense for property and equipment was $20.2 million and $22.2 million for the three months ended September 30, 2024 and 2023, respectively and $56.4 million and $60.0 million for the nine months ended September 30, 2024 and 2023, respectively.
For the three and nine months ended September 30, 2024, we capitalized $0.5 million and $1.1 million of interest expense, respectively, on qualifying assets using the weighted-average interest rate of our debt. We did not capitalize any interest expense for the three and nine months ended September 30, 2023.
Sale of Jewel Palm Beach
On August 22, 2024, we entered into an agreement to sell our equity interest in the Jewel Palm Beach, which is reported within our Dominican Republic reportable segment, for $68.0 million in cash consideration. On September 19, 2024, we completed the sale, received total net cash consideration of $65.3 million, after customary closing costs, and recognized a gain of $18.1 million within (gain) loss on sale of assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.
Hurricane Fiona
We received business interruption insurance proceeds of $2.3 million during the nine months ended September 30, 2024 related to the impact of Hurricane Fiona in September 2022. We received an additional $1.1 million of business interruption insurance proceeds in October 2024 related to Hurricane Fiona and expect to receive the remaining proceeds in 2024.

Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Leases	2024	2023	2024	2023
Operating lease income (1)	$954	$1,007	$3,134	$3,058
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
The Netherlands enacted the Dutch Minimum Tax Act 2024 in December 2023. The Dutch Minimum Tax Act 2024 implements measures to ensure that large multinational groups of companies pay a minimum corporate tax rate of 15% in accordance with the European Union’s Pillar 2 Directive. As we are incorporated in the Netherlands, we are subject to certain provisions of the Dutch Minimum Tax Act 2024 from January 1, 2024. The Dutch Minimum Tax Act 2024 resulted in additional income tax expense incurred in the Netherlands. The expected impact for the year ended December 31, 2024 has been materially recognized through our income tax provision for the nine months ended September 30, 2024 and increased our effective tax rate (“ETR”) by 23.1%. As a result, our ETR was 10.0% for the nine months ended September 30, 2024 compared to 8.5% for the nine months ended September 30, 2023.
Our Dominican Republic taxes are determined based upon Advanced Pricing Agreements (“APA”) approved by the Ministry of Finance of the Dominican Republic. The Company’s most recent APAs were approved in May 2024 and are effective from January 1, 2022 through December 31, 2025. Our estimated annual effective tax rate calculation reflects the terms of the APAs that are expected to apply for the year ending December 31, 2024.
We had no uncertain tax positions or unrecognized tax benefits as of September 30, 2024. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of September 30, 2024, a valuation allowance has been maintained as a reserve on a portion of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
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
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.
Transactions with related parties
Transactions between us and related parties during the three and nine months ended September 30, 2024 and 2023 were as follows ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Transaction	2024	2023	2024	2023
Revenues
Sagicor	Cost reimbursements(1)	$853	$1,258	$2,845	$4,005
Expenses
Hyatt	Franchise fees(2)	$7,117	$7,531	$27,679	$26,794
Sagicor	Insurance premiums(2)	$435	$396	$1,232	$1,093
Chief Executive Officer	Lease expense(3)	$168	$186	$483	$535
AMResorts	Management fees(2)	$—	$—	$—	$41
AMResorts	Marketing fees(3)	$—	$—	$—	$37
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
During the second quarter of 2024, we entered into an arrangement for the future minimum purchase of liquified natural gas to fuel the equipment we leased to produce electricity and hot water at the Hilton Rose Hall Resort & Spa (see Note 11). Future payments under this noncancellable unconditional purchase will be made through the second quarter of 2036 and the remaining obligation was $7.3 million as of September 30, 2024.
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
During the three months ended September 30, 2024, we repurchased 6,405,508 ordinary shares under the program at an average price of $7.83 per share, excluding taxes. As of September 30, 2024, we had approximately $77.1 million remaining under the $200.0 million share repurchase program.

As of September 30, 2024, our ordinary share capital consisted of 124,554,587 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 5,049,986 restricted shares and performance share awards and 36,272 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not to dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees. As of September 30, 2024, there were 10,080,318 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2024 to September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,733,532	$6.84
Granted	1,456,506	8.03
Vested	(1,417,634)	6.61
Forfeited	(45,077)	7.49
Unvested balance at September 30, 2024	2,727,327	$7.58
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
________
(1) Expected volatility was determined based on Playa’s historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2024 to September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,048,350	$6.34
Granted	1,509,519	7.39
Vested	(1,174,808)	5.38
Forfeited	(24,130)	6.01
Unvested balance at September 30, 2024	2,358,931	$7.35

Note 10. Earnings per share
Basic and diluted earnings per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net (loss) income	$(2,734)	$(10,504)	$64,777	$52,848
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	127,975,787	145,469,906	132,335,399	151,536,334
Effect of dilutive securities
Unvested performance share awards	—	—	761,068	1,196,199
Unvested restricted share awards	—	—	742,609	873,748
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	127,975,787	145,469,906	133,839,076	153,606,281

EPS - Basic	$(0.02)	$(0.07)	$0.49	$0.35
EPS - Diluted	$(0.02)	$(0.07)	$0.48	$0.34

For the three months ended September 30, 2024 and 2023, unvested performance share awards in the amounts of 2,358,931 and 2,048,350 shares, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive. We had no anti-dilutive unvested performance share awards for the nine months ended September 30, 2024 and 2023. The performance targets of our unvested performance share awards were partially achieved as of September 30, 2024 and 2023.

For the three months ended September 30, 2024 and 2023, unvested restricted share awards of 2,727,327 and 2,793,647 shares, respectively, were not included in the computation of diluted EPS as their effect would have been anti-dilutive. We had no anti-dilutive unvested restricted share awards for the nine months ended September 30, 2024 and 2023.
Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50%	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 2.75%	January 5, 2029	1,080,750	1,089,000
Total Senior Secured Credit Facilities (at stated value)			1,080,750	1,089,000
Unamortized discount			(21,998)	(26,466)
Unamortized debt issuance costs			(5,316)	(6,380)
Total Senior Secured Credit Facilities, net			$1,053,436	$1,056,154

Finance lease obligations			$17,323	$5,222

Total debt, net			$1,070,759	$1,061,376
________
(1)We had an available balance on our Revolving Credit Facility of $225.0 million as of September 30, 2024 and December 31, 2023.
(2)The effective interest rate for the Term Loan due 2029 was 7.60% and 8.59% as of September 30, 2024 and December 31, 2023, respectively.
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
Finance lease obligations
During the six months ended June 30, 2024, we entered into multiple finance lease arrangements with various third-parties. The following arrangements resulted in the recognition of a $14.5 million right-of-use asset and $14.1 million lease liability within property and equipment, net and debt, respectively, on the Condensed Consolidated Balance Sheet for the following:
• A ten-year finance lease arrangement for the use of equipment to produce electricity and hot water at the Hilton Rose Hall Resort & Spa;
• A twelve-year finance lease arrangement for the use of equipment to store liquified natural gas at the Hilton Rose Hall Resort & Spa; and
• A finance lease arrangement for the use of two condo units at the Hyatt Ziva Los Cabos.
During the three months ended September 30, 2024, we terminated our existing finance lease at the Hyatt Ziva Los Cabos and our ten-year finance lease at the Hilton Rose Hall Resort & Spa, which resulted in the de-recognition of a $13.3 million right-of-use asset and lease liability. Concurrent with the termination of our ten-year finance lease at the Hilton Rose Hall Resort & Spa, we executed a new fifteen-year finance lease with another third-party for the use of equipment to produce electricity and chilled and hot water at the same resort. The new fifteen-year finance lease resulted in the recognition of a $11.8 million right-of-use asset and lease liability.
Financial maintenance covenants
We were in compliance with all applicable covenants as of September 30, 2024. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 12. Derivative financial instruments
Interest rate swaps
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the three and nine months ended September 30, 2024 and 2023 are as follows:

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

Foreign currency forward contracts

We have entered into foreign currency forward contracts to mitigate the risk of foreign exchange fluctuations on certain direct expenses, such as salaries and wages and food and beverage costs, which are denominated in Mexican Pesos. As of September 30,

2024, the total outstanding notional amount of the forward contracts was $166.0 million, or $3.2 billion Mexican Pesos, which will be settled monthly with maturity dates between October 2024 and December 2025.

Quantitative disclosures about derivative financial instruments

The following tables present the effect of our derivative financial instruments, net of tax, in the Condensed Consolidated Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,
	2024		2023
	Interest rate swaps(1)	Foreign currency forwards(2)	Interest rate swaps
Change in fair value	$4,673	$8,602	$(4,054)
Reclassification from AOCI to the income statement	$1,993	$(1,786)	$1,943

	Nine Months Ended September 30,
	2024		2023
	Interest rate swaps(1)	Foreign currency forwards(2)	Interest rate swaps
Change in fair value	$(2,953)	$10,479	$(13,928)
Reclassification from AOCI to the income statement	$6,027	$(1,193)	$364
________
(1) Amounts are reclassified from AOCI to interest expense. As of September 30, 2024, the total amount of net gains expected to be reclassified during the next twelve months is $0.5 million.
(2) Amounts are reclassified from AOCI to direct expenses. As of September 30, 2024, the total amount of net losses expected to be reclassified during the next twelve months is $7.8 million.

Derivative Financial Instruments	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Designated as Cash Flow Hedges
Interest rate swaps	Interest expense	$(1,993)	$(1,943)	$(6,027)	$(3,259)
Foreign currency forwards	Direct expenses	$2,145	$—	$2,072	$—
Not Designated as Hedging Instruments
Interest rate swaps(1)	Interest expense	$—	$—	$—	$3,013
________
(1) Includes the loss from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.
The following table presents the effect of our derivative financial instruments in the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of September 30,	As of December 31,
		2024	2023
Designated as Cash Flow Hedges
Interest rate swaps	Derivative financial liabilities	$213	$—
Foreign currency forwards	Derivative financial liabilities	$9,286	$—
Interest rate swaps	Derivative financial assets	$—	$2,966

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
We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of September 30, 2024 and December 31, 2023. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following tables present our fair value hierarchy for our financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 ($ in thousands):

Financial Liabilities	September 30, 2024	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$213	$—	$213	$—
Foreign currency forwards	$9,286	$—	$9,286	$—

Financial Assets	December 31, 2023	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$2,966	$—	$2,966	$—
The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of September 30, 2024 and December 31, 2023 ($ in thousands):

	Carrying Value	Fair Value
	As of September 30, 2024	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,053,436	$—	$—	$1,083,540

	Carrying Value	Fair Value
	As of December 31, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,056,154	$—	$—	$1,097,081

The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Foreign currency forwards	The fair value of the foreign currency forwards is estimated based on the expected future cash flows by incorporating the notional amount of the forward contract, the maturity date of the contract, and observable inputs including spot rates, forward rates, and interest rate curves (including discount factors). The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value is largely dependent on prevailing foreign currency forward rates as of the measurement date and maturing on the maturity dates of any existing forwards. If, in subsequent periods, any prevailing foreign currency forward rate differs from the corresponding contracted foreign currency rate, we will recognize a gain or loss.
Interest rate swaps	The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted SOFR as of the measurement date. If, in subsequent periods, forecasted SOFR exceeds the fixed rates we pay on our interest rate swaps, we will recognize a gain and future cash inflows. Conversely, if forecasted SOFR falls below the fixed rates we pay on our interest rate swaps in subsequent periods, we will recognize a loss and future cash outflows.
Financial instruments not recorded at fair value
Term Loan due 2029	The fair value of our Term Loan due 2029 is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loan due 2029. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.
Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30,	As of December 31,
	2024	2023
Gross trade and other receivables (1)	$47,323	$75,051
Allowance for doubtful accounts	(1,289)	(289)
Total trade and other receivables, net	$46,034	$74,762
________
(1) The opening balance as of January 1, 2023 was $63.4 million.

We have not experienced any significant write-offs to our accounts receivable during the three and nine months ended September 30, 2024 and 2023.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30,	As of December 31,
	2024	2023
Advances to suppliers	$26,231	$18,213
Prepaid income taxes	11,791	11,510
Prepaid other taxes (1)	6,836	5,641
Operating lease right-of-use assets	5,871	6,426
Key money	6,755	6,475
Other assets	6,071	6,029
Total prepayments and other assets	$63,555	$54,294
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three and nine months ended September 30, 2024. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of September 30, 2024 and December 31, 2023 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$33,879	$85,610
Accumulated impairment losses	(6,168)	—	—	(18,800)	(24,968)
Net carrying value	$45,563	$—	$—	$15,079	$60,642

Other intangible assets
Other intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following ($ in thousands):

	As of September 30,	As of December 31,
	2024	2023
Gross carrying value
Casino and other licenses (1)	$—	$607
Management contract	1,900	1,900
Enterprise resource planning system	6,352	6,352
Other	1,601	4,674
Total gross carrying value	9,853	13,533

Accumulated amortization
Management contract	(594)	(523)
Enterprise resource planning system	(5,836)	(4,349)
Other	(1,234)	(4,304)
Total accumulated amortization	(7,664)	(9,176)

Net carrying value
Casino and other licenses (1)	—	607
Management contract	1,306	1,377
Enterprise resource planning system	516	2,003
Other	367	370
Total net carrying value	$2,189	$4,357
________
(1) Our casino and other licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
Amortization expense for intangible assets was $0.8 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30,	As of December 31,
	2024	2023
Trade payables	$20,256	$25,929
Advance deposits (1)	52,130	80,506
Withholding and other taxes payable	10,692	15,164
Interest payable	—	2,603
Payroll and related accruals	26,211	31,466
Accrued expenses and other payables (2)	26,597	40,764
Total trade and other payables	$135,886	$196,432
________
(1) The opening balance as of January 1, 2023 was $83.3 million.
(2) As of September 30, 2024 and December 31, 2023, accrued expenses and other payables includes $6.4 million and $16.8 million, respectively, of unpaid clean up and repair expenses related to Hurricane Fiona.

Other liabilities
The following summarizes the balances of other liabilities as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30,	As of December 31,
	2024	2023
Pension obligation (1)(2)	$5,602	$9,980
Operating lease liabilities	6,394	6,973
Unfavorable ground lease liability	1,666	1,748
Key money	13,558	14,331
Other	936	938
Total other liabilities	$28,156	$33,970
________
(1) For the three months ended September 30, 2024 and 2023, the service cost component of net periodic pension cost was $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the service cost component was $1.0 million and $0.9 million, respectively.
(2) For the three months ended September 30, 2024 and 2023, the non-service cost components of net periodic pension cost were ($0.8) million and ($0.2) million, respectively. For the nine months ended September 30, 2024 and 2023, the non-service cost components were ($1.4) million and $1.5 million, respectively.
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
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources. For the three and nine months ended September 30, 2024 and 2023, we have excluded the immaterial amounts of management fees, cost reimbursements, The Playa Collection revenues and other from our segment reporting.
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
We define Adjusted EBITDA as net (loss) income, determined in accordance with U.S. GAAP, for the periods presented, before interest expense, income tax benefit (provision), and depreciation and amortization expense, further adjusted to exclude the following items: (a) (gain) loss on sale of assets; (b) loss on extinguishment of debt; (c) other income (expense); (d) repairs from hurricanes and severe weather; (e) share-based compensation; (f) other tax expense; (g) transaction expenses; and (h) severance expense. Adjusted EBITDA includes corporate expenses, which are overhead costs that are essential to support the operation of the Company, including the operations and development of our resorts.
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

The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees, The Playa Collection revenue, and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Owned net revenue
Yucatán Peninsula	$65,290	$65,138	$238,366	$228,777
Pacific Coast	20,083	29,236	98,955	107,527
Dominican Republic	51,736	57,142	199,005	191,038
Jamaica	35,904	49,838	147,034	170,233
Segment owned net revenue	173,013	201,354	683,360	697,575
Other revenues	352	531	1,181	1,697
Management fees	1,311	1,369	5,246	5,420
The Playa Collection	1,727	1,051	4,326	2,605
Cost reimbursements	1,898	2,785	7,135	9,327
Compulsory tips	5,216	6,055	18,379	18,363
Total revenue	$183,517	$213,145	$719,627	$734,987

The following table presents segment Owned Resort EBITDA, Adjusted EBITDA and a reconciliation to net (loss) income for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Owned Resort EBITDA
Yucatán Peninsula	$16,158	$16,844	$81,922	$79,107
Pacific Coast	3,178	7,947	34,443	40,353
Dominican Republic	14,041	12,673	75,966	61,501
Jamaica	3,191	15,333	43,358	64,337
Segment Owned Resort EBITDA	36,568	52,797	235,689	245,298
Other corporate	(14,487)	(14,706)	(42,973)	(42,201)
The Playa Collection	1,727	1,051	4,326	2,605
Management fees	1,311	1,369	5,246	5,420
Adjusted EBITDA	25,119	40,511	202,288	211,122
Interest expense	(21,949)	(26,552)	(68,411)	(82,337)
Depreciation and amortization	(21,043)	(22,548)	(58,760)	(61,055)
Gain (loss) on sale of assets	18,179	(6)	18,179	(17)
Loss on extinguishment of debt	—	—	(1,043)	—
Other income (expense)	334	(350)	(761)	(321)
Repairs from hurricanes and severe weather	(1,935)	(77)	(1,935)	815
Share-based compensation	(3,981)	(3,343)	(11,690)	(9,951)
Other tax expense	—	—	(64)	—
Transaction expenses	(278)	(742)	(3,106)	(2,107)
Severance expense	(1,398)	—	(1,398)	—
Non-service cost components of net periodic pension (benefit) cost (1)	(766)	(205)	(1,408)	1,539
Net (loss) income before tax	(7,718)	(13,312)	71,891	57,688
Income tax benefit (provision)	4,984	2,808	(7,114)	(4,840)
Net (loss) income	$(2,734)	$(10,504)	$64,777	$52,848
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other income (expense) in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30,	As of December 31,
	2024	2023
Segment property and equipment, gross
Yucatán Peninsula	$689,589	$683,073
Pacific Coast	342,079	305,588
Dominican Republic	456,848	541,629
Jamaica	445,237	422,772
Total segment property and equipment, gross	1,933,753	1,953,062
Corporate property and equipment, gross	6,930	5,823
Accumulated depreciation	(551,385)	(543,313)
Total property and equipment, net	$1,389,298	$1,415,572

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Segment capital expenditures
Yucatán Peninsula	$9,390	$8,754
Pacific Coast (2)	37,614	8,652
Dominican Republic	3,749	7,775
Jamaica (2)	27,854	5,138
Total segment capital expenditures (1)	78,607	30,319
Corporate	2,482	377
Total capital expenditures (1)	$81,089	$30,696
________
(1) Represents gross additions to property and equipment.
(2) Includes the gross balance of finance lease right-of-use assets terminated during the nine months ended September 30, 2024.
Note 16. Subsequent events
During the period from October 1, 2024 through October 31, 2024, we purchased 2,999,970 ordinary shares at an average price of $8.33 per share. As of October 31, 2024, we had $52.1 million remaining under our $200.0 million share repurchase program.

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
Overview
Playa, through its subsidiaries, is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of September 30, 2024, Playa owned and/or managed a total portfolio consisting of 24 resorts (8,627 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Family Resort, Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana, and Hyatt Ziva Cap Cana; and
•We also manage eight resorts on behalf of third-party owners.
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
For the three months ended September 30, 2024, we generated a net loss of $2.7 million, Total Revenue of $183.5 million, Net Package RevPAR of $252.12 and Adjusted EBITDA of $25.1 million. For the three months ended September 30, 2023, we generated a net loss of $10.5 million, Total Revenue of $213.1 million, Net Package RevPAR of $269.50 and Adjusted EBITDA of $40.5 million.
For the nine months ended September 30, 2024, we generated net income of $64.8 million, Total Revenue of $719.6 million, Net Package RevPAR of $334.28 and Adjusted EBITDA of $202.3 million. For the nine months ended September 30, 2023, we generated net income of $52.8 million, Total Revenue of $735.0 million, Net Package RevPAR of $312.16 and Adjusted EBITDA of $211.1 million.

Our Portfolio of Resorts
As of September 30, 2024, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					6,004
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Seadust Cancún Family Resort	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Tres Ríos Riviera Maya (3)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Vallarta	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná (4)	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1994; 1998; 2004; 2023	404
Jewel Punta Cana (5)	Punta Cana, Dominican Republic	Jewel (all ages)	Playa	2004	620
Paraiso de la Bonita (6)	Riviera Maya, Mexico	The Luxury Collection by Marriott (adults-only)	Playa	2001; 2024	100
Total Rooms Operated					2,623
Total Rooms Owned and Operated					8,627
________
(1) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor Financial Corporation Limited that comprise the Jewel Grande Montego Bay Resort & Spa.
(2) Owned by a third party.
(3) We entered into a management agreement to operate this resort during the second quarter of 2022. The resort is currently undergoing renovations and we expect to commence operations in early 2025.
(4) We entered into a management agreement to operate this resort during the first quarter of 2023. We commenced operations in March 2024.
(5) In connection with the resort's sale in December 2023, we entered into a management agreement to operate this resort. The resort is currently closed for renovations and we expect to commence operations in early 2025.
(6) We entered into a management agreement to operate this resort during the second quarter of 2024. The resort is currently closed for renovations and we expect to commence operations in early 2025.

Results of Operations
Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change	% Change
Revenue
Package	$154,451	$182,425	$(27,974)	(15.3)%
Non-package	23,778	24,984	(1,206)	(4.8)%
The Playa Collection	1,727	1,051	676	64.3%
Management fees	1,311	1,369	(58)	(4.2)%
Cost reimbursements	1,898	2,785	(887)	(31.8)%
Other revenues	352	531	(179)	(33.7)%
Total revenue	183,517	213,145	(29,628)	(13.9)%
Direct and selling, general and administrative expenses
Direct	115,731	126,356	(10,625)	(8.4)%
Selling, general and administrative	49,825	48,826	999	2.0%
Depreciation and amortization	21,043	22,548	(1,505)	(6.7)%
Reimbursed costs	1,898	2,785	(887)	(31.8)%
(Gain) loss on sale of assets	(18,179)	6	(18,185)	(303,083.3)%
Business interruption insurance recoveries	(47)	(47)	—	—%
Gain on insurance proceeds	(651)	(919)	268	29.2%
Direct and selling, general and administrative expenses	169,620	199,555	(29,935)	(15.0)%
Operating income	13,897	13,590	307	2.3%
Interest expense	(21,949)	(26,552)	4,603	17.3%
Other income (expense)	334	(350)	684	195.4%
Net loss before tax	(7,718)	(13,312)	5,594	42.0%
Income tax benefit	4,984	2,808	2,176	77.5%
Net loss	$(2,734)	$(10,504)	$7,770	74.0%
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
Our comparable portfolio for the three months ended September 30, 2024 excludes the Jewel Palm Beach, which was sold in September 2024, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended September 30, 2024, and Jewel Punta Cana, which was sold in December 2023.

Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	63.4%	70.7%	(7.3)	pts	(10.3)%
Net Package ADR	$397.69	$381.41	$16.28		4.3%
Net Package RevPAR	$252.12	$269.50	$(17.38)		(6.4)%
	($ in thousands)
Net Package Revenue	$149,475	$176,634	$(27,159)		(15.4)%
Net Non-package Revenue	23,538	24,720	(1,182)		(4.8)%
The Playa Collection Revenue	1,727	1,051	676		64.3%
Management Fee Revenue	1,311	1,369	(58)		(4.2)%
Other Revenues	352	531	(179)		(33.7)%
Total Net Revenue	176,403	204,305	(27,902)		(13.7)%
Adjusted EBITDA	$25,119	$40,511	$(15,392)		(38.0)%
Adjusted EBITDA Margin	14.2%	19.8%	(5.6)	pts	(28.3)%
Comparable Portfolio (1)

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	67.5%	73.4%	(5.9)	pts	(8.0)%
Net Package ADR	$408.77	$415.04	$(6.27)		(1.5)%
Net Package RevPAR	$275.97	$304.66	$(28.69)		(9.4)%
	($ in thousands)
Net Package Revenue	$128,928	$142,329	$(13,401)		(9.4)%
Net Non-package Revenue	19,985	20,382	(397)		(1.9)%
The Playa Collection Revenue	1,727	1,051	676		64.3%
Management Fee Revenue	1,311	1,369	(58)		(4.2)%
Other Revenues	352	531	(179)		(33.7)%
Total Net Revenue	152,303	165,662	(13,359)		(8.1)%
Adjusted EBITDA	$22,681	$35,934	$(13,253)		(36.9)%
Adjusted EBITDA Margin	14.9%	21.7%	(6.8)	pts	(31.3)%
________
(1)For the three months ended September 30, 2024, our comparable portfolio excludes the Jewel Palm Beach, which was sold in September 2024, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended September 30, 2024, and Jewel Punta Cana, which was sold in December 2023.

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended September 30, 2024 decreased $29.6 million, or 13.9%, compared to the three months ended September 30, 2023, and our Total Net Revenue for the three months ended September 30, 2024 decreased $27.9 million, or 13.7%, compared to the three months ended September 30, 2023. The results for the three months ended September 30, 2024 were heavily impacted by reduced demand in our Jamaica segment due to the Jamaica travel advisory issued by the United States government on January 23, 2024; reduced Occupancy resulting from Hurricane Beryl that mainly affected our Jamaica and Yucatán Peninsula segments; and reduced Occupancy due to renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.

The decreases in Total Revenue and Total Net Revenue were due to the following:
•a decrease in Occupancy of 7.3 percentage points;
•Excluding Jewel Punta Cana, which was sold in December 2023, and Jewel Palm Beach, which was sold in September 2024, Occupancy decreased 8.1 percentage points compared to the three months ended September 30, 2023 as a result of lower Occupancy levels at our resorts in our Jamaica, Yucatán Peninsula and Pacific Coast segments from the above-mentioned travel advisory, Hurricane Beryl impacts and renovations, respectively;

•a decrease in Net Non-package Revenue of $1.2 million, or 4.8%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Non-package Revenue decreased $0.2 million, or 0.9%, compared to the three months ended September 30, 2023; partially offset by
•an increase in Net Package ADR of 4.3%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Package ADR decreased 2.5%.
Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the three months ended September 30, 2024 decreased $15.4 million, or 38.0%, compared to the three months ended September 30, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA decreased $18.0 million compared to the three months ended September 30, 2023 due to:
•a decline in our Jamaica segment profit due to weaker demand from the travel advisory issued by the United States government;
•a decline in our Jamaica and Yucatán Peninsula segment profit in July as a result of the impact from Hurricane Beryl;
•the renovation work at the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta; and
•a decrease in the benefit from business interruption insurance related to the disruption caused by Hurricane Fiona in our Dominican Republic segment in the second half of 2022.
•Adjusted EBITDA includes a positive impact from business interruption insurance of $0.7 million during the three months ended September 30, 2024 compared to $1.0 million during the three months ended September 30, 2023; partially offset by
•a $3.0 million favorable contribution from the depreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12).
Our Adjusted EBITDA Margin for the three months ended September 30, 2024 decreased 5.6 percentage points, or 28.3%, compared to the three months ended September 30, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA Margin decreased 7.5 percentage points compared to the three months ended September 30, 2023. Adjusted EBITDA Margin was positively impacted by 160 basis points due to the depreciation of the Mexican Peso and by 40 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona. For the three months ended September 30, 2023, Adjusted EBITDA Margin was positively impacted by 50 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona.
•Excluding these impacts, Adjusted EBITDA Margin would have been 12.9%, a decrease of 9.1 percentage points compared to the three months ended September 30, 2023, resulting from the impact to our Jamaica resorts from the travel advisory, the impact from Hurricane Beryl in our Jamaica and Yucatán Peninsula segments, as well as renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.

The following table shows a reconciliation of Net Package Revenue and Net Non-package Revenue to Total Revenue for the three months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$128,928	$142,329	$(13,401)	(9.4)%
Non-comparable Net Package Revenue	20,547	34,305	(13,758)	(40.1)%
Net Package Revenue	149,475	176,634	(27,159)	(15.4)%

Net Non-package Revenue
Comparable Net Non-package Revenue	19,985	20,382	(397)	(1.9)%
Non-comparable Net Non-package Revenue	3,553	4,338	(785)	(18.1)%
Net Non-package Revenue	23,538	24,720	(1,182)	(4.8)%

The Playa Collection Revenue	1,727	1,051	676	64.3%
Management Fee Revenue	1,311	1,369	(58)	(4.2)%
Other Revenues	352	531	(179)	(33.7)%

Total Net Revenue
Comparable Total Net Revenue	152,303	165,662	(13,359)	(8.1)%
Non-comparable Total Net Revenue	24,100	38,643	(14,543)	(37.6)%
Total Net Revenue	176,403	204,305	(27,902)	(13.7)%
Compulsory tips	5,216	6,055	(839)	(13.9)%
Cost Reimbursements	1,898	2,785	(887)	(31.8)%
Total revenue	$183,517	$213,145	$(29,628)	(13.9)%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Direct expenses	$115,731	$126,356	$(10,625)	(8.4)%
Less: compulsory tips	5,216	6,055	(839)	(13.9)%
Net Direct Expenses	$110,515	$120,301	$(9,786)	(8.1)%
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
Our Net Direct Expenses were $110.5 million, or 62.6% of Total Net Revenue, for the three months ended September 30, 2024 and $120.3 million, or 58.9% of Total Net Revenue, for the three months ended September 30, 2023. Net Direct Expenses for the three months ended September 30, 2024 decreased $9.8 million, or 8.1%, compared to the three months ended September 30, 2023 primarily due to the following:
•the sale of Jewel Punta Cana in December 2023;
•decreased Occupancy in our Jamaica and Pacific Coast segments which resulted in fewer expenses compared to the three months ended September 30, 2023; and
•depreciation of the Mexican Peso compared to the three months ended September 30, 2023.

Partially offset by:
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the three months ended September 30, 2023.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$23,248	$27,616	$(4,368)	(15.8)%
Guest costs	5,370	4,944	426	8.6%
Salaries and wages	47,434	49,035	(1,601)	(3.3)%
Repairs and maintenance	5,401	5,588	(187)	(3.3)%
Utilities and sewage	10,955	13,125	(2,170)	(16.5)%
Licenses and property taxes	926	1,004	(78)	(7.8)%
Franchise fees	9,531	9,840	(309)	(3.1)%
Transportation and travel expenses	1,583	1,798	(215)	(12.0)%
Laundry and cleaning expenses	1,376	1,801	(425)	(23.6)%
Property and equipment rental expense	556	1,013	(457)	(45.1)%
Entertainment expenses and decoration	2,599	2,705	(106)	(3.9)%
Office supplies	240	286	(46)	(16.1)%
Other operational expenses	1,296	1,546	(250)	(16.2)%
Total Net Direct Expenses	$110,515	$120,301	$(9,786)	(8.1)%

Comparable Portfolio

	Three Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$20,026	$21,494	$(1,468)	(6.8)%
Guest costs	5,067	4,251	816	19.2%
Salaries and wages	39,114	39,124	(10)	0.0%
Repairs and maintenance	4,598	4,134	464	11.2%
Utilities and sewage	9,270	9,674	(404)	(4.2)%
Licenses and property taxes	815	799	16	2.0%
Franchise fees	8,237	8,104	133	1.6%
Transportation and travel expenses	1,289	1,295	(6)	(0.5)%
Laundry and cleaning expenses	1,224	1,535	(311)	(20.3)%
Property and equipment rental expense	483	856	(373)	(43.6)%
Entertainment expenses and decoration	2,292	2,190	102	4.7%
Office supplies	200	209	(9)	(4.3)%
Other operational expenses	1,088	1,076	12	1.1%
Total Net Direct Expenses	$93,703	$94,741	$(1,038)	(1.1)%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2024 increased $1.0 million, or 2.0%, compared to the three months ended September 30, 2023. The increase was primarily driven by a $2.3 million increase in hurricane and severe weather repair expenses due to Hurricane Beryl and Hurricane Helene in September 2024, a $0.8 million increase in professional fees and a $0.7 million increase in the provision for doubtful accounts. We also experienced a $0.6 million increase in share-based compensation expense due to an increase in the number of restricted and performance share awards granted in 2024. These increases were partially offset by a $1.9 million decrease in travel agent and tour operator commission expense due to lower Occupancies as a result of renovation work in the Pacific Coast segment and the sale of Jewel Punta Cana, as well as a $0.7 million decrease in advertising expenses, a $0.5 million decrease in transaction expenses and a $0.3 million decrease in credit card commissions for the three months ended September 30, 2024.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended September 30, 2024 decreased $1.5 million, or 6.7%, compared to the three months ended September 30, 2023 due to accelerated depreciation on asset disposals at Hyatt Zilara Cancun during the three months ended September 30, 2023 and the sale of Jewel Punta Cana in December 2023, which were partially offset by additional depreciation on asset disposals during the three months ended September 30, 2024 for ongoing renovations of the Hyatt Ziva Los Cabos.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the three months ended September 30, 2024 decreased $0.3 million, or 29.2%, compared to the three months ended September 30, 2023 as a result of fewer business interruption insurance proceeds received in 2024 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022.
Interest Expense
Our interest expense for the three months ended September 30, 2024 decreased $4.6 million, or 17.3%, compared to the three months ended September 30, 2023. The decrease in interest expense was driven primarily by a $4.2 million decrease from the repricing of our Term Loan due 2029, which reduced the interest incurred to SOFR plus a margin of 2.75% from SOFR plus a margin of 4.25%. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income.
Cash interest paid was $22.2 million for the three months ended September 30, 2024, representing a $2.2 million, or 8.9% decrease as compared to the three months ended September 30, 2023 due to a $2.2 million decrease from the repricing of our Term Loan due 2029.

Income Tax Benefit
For the three months ended September 30, 2024, our income tax benefit was $5.0 million, compared to a $2.8 million income tax benefit for the three months ended September 30, 2023. The increase of $2.2 million was primarily driven by a $0.9 million decreased tax expense related to favorable foreign exchange rate fluctuation at our Mexico entities and a $1.4 million decreased tax expense at our Jamaica entities related to lower pre-tax book income.
Results of Operations
Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change	% Change
Revenue
Package	$611,136	$624,349	$(13,213)	(2.1)%
Non-package	90,603	91,589	(986)	(1.1)%
The Playa Collection	4,326	2,605	1,721	66.1%
Management fees	5,246	5,420	(174)	(3.2)%
Cost reimbursements	7,135	9,327	(2,192)	(23.5)%
Other revenues	1,181	1,697	(516)	(30.4)%
Total revenue	719,627	734,987	(15,360)	(2.1)%
Direct and selling, general and administrative expenses
Direct	381,077	387,930	(6,853)	(1.8)%
Selling, general and administrative	150,838	141,567	9,271	6.5%
Depreciation and amortization	58,760	61,055	(2,295)	(3.8)%
Reimbursed costs	7,135	9,327	(2,192)	(23.5)%
(Gain) loss on sale of assets	(18,179)	17	(18,196)	(107,035.3)%
Business interruption insurance recoveries	(97)	(542)	445	82.1%
Gain on insurance proceeds	(2,013)	(4,713)	2,700	57.3%
Direct and selling, general and administrative expenses	577,521	594,641	(17,120)	(2.9)%
Operating income	142,106	140,346	1,760	1.3%
Interest expense	(68,411)	(82,337)	13,926	16.9%
Loss on extinguishment of debt	(1,043)	—	(1,043)	(100.0)%
Other expense	(761)	(321)	(440)	(137.1)%
Net income before tax	71,891	57,688	14,203	24.6%
Income tax provision	(7,114)	(4,840)	(2,274)	(47.0)%
Net income	$64,777	$52,848	$11,929	22.6%
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
Our comparable portfolio for the nine months ended September 30, 2024 excludes the Jewel Palm Beach, which was sold in September 2024, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the nine months ended September 30, 2024, and Jewel Punta Cana, which was sold in December 2023.

Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	73.5%	71.7%	1.8	pts	2.5%
Net Package ADR	$455.10	$435.67	$19.43		4.5%
Net Package RevPAR	$334.28	$312.16	$22.12		7.1%
	($ in thousands)
Net Package Revenue	$593,879	$607,098	$(13,219)		(2.2)%
Net Non-package Revenue	89,481	90,477	(996)		(1.1)%
The Playa Collection Revenue	4,326	2,605	1,721		66.1%
Management Fee Revenue	5,246	5,420	(174)		(3.2)%
Other Revenues	1,181	1,697	(516)		(30.4)%
Total Net Revenue	694,113	707,297	(13,184)		(1.9)%
Adjusted EBITDA	$202,288	$211,122	$(8,834)		(4.2)%
Adjusted EBITDA Margin	29.1%	29.8%	(0.7)	pts	(2.3)%
Comparable Portfolio (1)

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	75.4%	77.8%	(2.4)	pts	(3.1)%
Net Package ADR	$471.35	$458.46	$12.89		2.8%
Net Package RevPAR	$355.53	$356.89	$(1.36)		(0.4)%
	($ in thousands)
Net Package Revenue	$494,673	$494,764	$(91)		0.0%
Net Non-package Revenue	73,208	75,271	(2,063)		(2.7)%
The Playa Collection Revenue	4,326	2,605	1,721		66.1%
Management Fee Revenue	5,246	5,420	(174)		(3.2)%
Other Revenues	1,181	1,697	(516)		(30.4)%
Total Net Revenue	578,634	579,757	(1,123)		(0.2)%
Adjusted EBITDA	$168,473	$183,309	$(14,836)		(8.1)%
Adjusted EBITDA Margin	29.1%	31.6%	(2.5)	pts	(7.9)%
________
(1)For the nine months ended September 30, 2024, our comparable portfolio excludes the Jewel Palm Beach, which was sold in September 2024, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended September 30, 2024, and Jewel Punta Cana, which was sold in December 2023.
Total Revenue and Total Net Revenue
Our Total Revenue for the nine months ended September 30, 2024 decreased $15.4 million, or 2.1%, compared to the nine months ended September 30, 2023 and our Total Net Revenue for the nine months ended September 30, 2024 decreased $13.2 million, or 1.9%, compared to the nine months ended September 30, 2023.
The decreases in Total Revenue and Total Net Revenue were primarily due to:
•reduced demand in our Jamaica segment, which was heavily impacted by the Jamaica travel advisory issued by the United States government on January 23, 2024;
•reduced Occupancy in July as a result of Hurricane Beryl that mainly affected our Jamaica and Yucatán Peninsula segments;
•renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta; and
•a decrease in Net Non-package Revenue of $1.0 million, or 1.1%;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Non-package Revenue was flat compared to the nine months ended September 30, 2023; partially offset by

•an increase in Occupancy of 1.8 percentage points as a result of the temporary closure of Jewel Palm Beach for a majority of the first quarter of 2023, as we transitioned management of the resort to us from a third-party.
•Excluding Jewel Palm Beach and Jewel Punta Cana, Occupancy decreased 3.2 percentage points compared to the nine months ended September 30, 2023 as a result of lower Occupancy levels at our resorts in our Jamaica and Pacific Coast segments from the above-mentioned travel advisory, Hurricane Beryl impacts and renovations, respectively;
•an increase in Net Package ADR of 4.5%;
•Excluding Jewel Palm Beach and Jewel Punta Cana, Net Package ADR increased 2.0%, despite a decrease in the Jamaica segment as a result of the travel advisory as well as the impact from ongoing renovations at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.
Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the nine months ended September 30, 2024 decreased $8.8 million, or 4.2%, compared to the nine months ended September 30, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA decreased $20.7 million compared to the nine months ended September 30, 2023 due to:
•the negative impact to our Jamaica segment from the travel advisory issued by the United States government;
•a decline in our Jamaica and Yucatán Peninsula segment profit in July as a result of the impact from Hurricane Beryl;
•the renovation work at the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta;
•a $3.3 million unfavorable impact due to the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12);
•increased insurance premiums and labor and related expenses compared to the nine months ended September 30, 2023; and
•a decrease in the benefit from business interruption insurance related to the disruption caused by Hurricane Fiona in our Dominican Republic segment in the second half of 2022.
•Adjusted EBITDA includes a positive impact of $2.1 million from business interruption insurance proceeds during the nine months ended September 30, 2024 compared to $5.3 million during the nine months ended September 30, 2023.
Our Adjusted EBITDA Margin for the nine months ended September 30, 2024 decreased 0.7 percentage points, or 2.3%, compared to the nine months ended September 30, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA Margin decreased 2.6 percentage points compared to the nine months ended September 30, 2023. Adjusted EBITDA Margin was negatively impacted by 50 basis points due to the depreciation of the Mexican Peso and positively impacted by 30 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona. For the nine months ended September 30, 2023, Adjusted EBITDA Margin was positively impacted by 70 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona.
•Excluding these impacts, our Adjusted EBITDA Margin would have been 30.1%, a decrease of 1.7 percentage points compared to the nine months ended September 30, 2023, resulting from the impact to our Jamaica resorts from the travel advisory, impact to our Jamaica and Yucatan resorts as a result of Hurricane Beryl, as well as renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.

The following table shows a reconciliation of comparable Net Package Revenue and Net Non-package Revenue to Total Revenue for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$494,673	$494,764	$(91)	0.0%
Non-comparable Net Package Revenue	99,206	112,334	(13,128)	(11.7)%
Net Package Revenue	593,879	607,098	(13,219)	(2.2)%

Net Non-package Revenue
Comparable Net Non-package Revenue	73,208	75,271	(2,063)	(2.7)%
Non-comparable Net Non-package Revenue	16,273	15,206	1,067	7.0%
Net Non-package Revenue	89,481	90,477	(996)	(1.1)%

The Playa Collection Revenue	4,326	2,605	1,721	66.1%
Management Fee Revenue	5,246	5,420	(174)	(3.2)%
Other Revenues	1,181	1,697	(516)	(30.4)%

Total Net Revenue
Comparable Total Net Revenue	578,634	579,757	(1,123)	(0.2)%
Non-comparable Total Net Revenue	115,479	127,540	(12,061)	(9.5)%
Total Net Revenue	694,113	707,297	(13,184)	(1.9)%
Compulsory tips	18,379	18,363	16	0.1%
Cost Reimbursements	7,135	9,327	(2,192)	(23.5)%
Total revenue	$719,627	$734,987	$(15,360)	(2.1)%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Direct expenses	$381,077	$387,930	$(6,853)	(1.8)%
Less: compulsory tips	18,379	18,363	16	0.1%
Net Direct Expenses	$362,698	$369,567	$(6,869)	(1.9)%
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
Our Net Direct Expenses were $362.7 million, or 52.3%, of Total Net Revenue for the nine months ended September 30, 2024 and $369.6 million, or 52.3%, of Total Net Revenue for the nine months ended September 30, 2023. Net Direct Expenses for the nine months ended September 30, 2024 decreased $6.9 million, or 1.9%, compared to the nine months ended September 30, 2023, primarily due to the following:
•decreased expenses from the sale of Jewel Punta Cana in December 2023; and
•decreased Occupancy in Jamaica and the Pacific Coast segments which resulted in fewer expenses compared to the nine months ended September 30, 2023.

Partially offset by:
•appreciation of the Mexican Peso compared to the nine months ended September 30, 2023, which impacts the majority of our expenses but primarily impacted labor and food and beverage expenses during the nine months ended September 30, 2024; and
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the nine months ended September 30, 2023.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$79,357	$85,145	$(5,788)	(6.8)%
Guest costs	15,161	16,507	(1,346)	(8.2)%
Salaries and wages	150,300	145,261	5,039	3.5%
Repairs and maintenance	16,812	17,702	(890)	(5.0)%
Utilities and sewage	33,460	35,664	(2,204)	(6.2)%
Licenses and property taxes	3,190	2,707	483	17.8%
Incentive and management fees	—	41	(41)	(100.0)%
Franchise fees	36,712	36,201	511	1.4%
Transportation and travel expenses	5,130	5,295	(165)	(3.1)%
Laundry and cleaning expenses	4,638	5,317	(679)	(12.8)%
Property and equipment rental expense	4,311	4,922	(611)	(12.4)%
Entertainment expenses and decoration	8,859	9,169	(310)	(3.4)%
Office supplies	803	1,009	(206)	(20.4)%
Other operational expenses	3,965	4,627	(662)	(14.3)%
Total Net Direct Expenses	$362,698	$369,567	$(6,869)	(1.9)%
Comparable Portfolio

	Nine Months Ended September 30,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverages	$65,776	$67,988	$(2,212)	(3.3)%
Guest costs	13,679	14,036	(357)	(2.5)%
Salaries and wages	123,240	115,807	7,433	6.4%
Repairs and maintenance	14,072	13,130	942	7.2%
Utilities and sewage	27,563	26,906	657	2.4%
Licenses and property taxes	2,794	2,160	634	29.4%
Franchise fees	30,551	29,813	738	2.5%
Transportation and travel expenses	4,111	3,956	155	3.9%
Laundry and cleaning expenses	4,063	4,566	(503)	(11.0)%
Property and equipment rental expense	3,722	4,070	(348)	(8.6)%
Entertainment expenses and decoration	7,168	7,265	(97)	(1.3)%
Office supplies	664	746	(82)	(11.0)%
Other operational expenses	3,249	3,476	(227)	(6.5)%
Total Net Direct Expenses	$300,652	$293,919	$6,733	2.3%

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2024 increased $9.3 million, or 6.5%, compared to the nine months ended September 30, 2023. The increase was primarily driven by a $3.2 million increase in hurricane and severe weather repair expenses, a $2.8 million increase in insurance expense due to higher insurance premiums for the current year, a $1.9 million increase in corporate and property expenses, a $1.3 million increase in the provision for doubtful accounts and a $1.0 million increase in transaction expenses as a result of the repricing of our Term Loan due 2029 in June 2024. We also experienced an increase in share-based compensation expense of $1.7 million due to an increase in the number of restricted and performance share awards granted in 2024 and a $1.4 million increase in professional fees. These increases were partially offset by a $1.6 million decrease in corporate personnel costs, a $1.4 million decrease in travel agent and tour operator commission expense due to lower occupancies in the Jamaica segment as a result of the Jamaica travel advisory issued by the United States government, renovation work in the Pacific Coast segment and the sale of Jewel Punta Cana, a $0.6 million decrease in advertising expenses and a $0.4 million decrease in credit card commissions.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the nine months ended September 30, 2024 decreased $2.3 million, or 3.8%, compared to the nine months ended September 30, 2023 due to the sale of Jewel Punta Cana in December 2023 and accelerated asset disposals at Hyatt Zilara Cancun during the nine months ended September 30, 2023, which were partially offset by additional depreciation on asset disposals during the nine months ended September 30, 2024 for ongoing renovations of the Hyatt Ziva Los Cabos.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the nine months ended September 30, 2024 decreased $2.7 million, or 57.3%, compared to the nine months ended September 30, 2023 as a result of fewer business interruption insurance proceeds received in 2024 related to the temporary closure of two of our resorts in the Dominican Republic due to Hurricane Fiona in the second half of 2022.
Interest Expense
Our interest expense for the nine months ended September 30, 2024 decreased $13.9 million, or 16.9%, compared to the nine months ended September 30, 2023. The decrease in interest expense was driven primarily by a $6.3 million decrease due to the change in fair value of our prior LIBOR-based interest rate swaps recognized during the nine months ended September 30, 2023 and a $6.7 million decrease from the repricing of our Term Loan due 2029 to incur interest based on SOFR plus a margin of 2.75%, a decrease from SOFR plus a margin of 4.25%. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income.
Cash interest paid was $66.4 million for the nine months ended September 30, 2024, representing a $5.1 million, or 7.1%, decrease as compared to the nine months ended September 30, 2023 primarily due to a $4.7 million decrease from the repricing of our Term Loan due 2029.
Income Tax Provision
For the nine months ended September 30, 2024, our income tax provision was $7.1 million, compared to a $4.8 million income tax provision for the nine months ended September 30, 2023. The increase of $2.3 million was primarily driven by a $12.6 million increased tax expense related to higher pre-tax book income, including increased tax in the Netherlands under the Dutch Minimum Tax Act 2024. The increase was offset by a $9.3 million benefit related to favorable foreign exchange rate fluctuations, primarily at our Mexico and Netherlands entities, and a $1.3 million benefit recorded for the finalization of the capital gain tax due on the 2023 Jewel Punta Cana sale compared to the nine months ended September 30, 2023.

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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the three and nine months ended September 30, 2024 and 2023, but we expect Management Fee Revenue to be a more relevant indicator to assess the overall performance of our business in the future to the extent that we are successful in entering into more management contracts.
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

•Repairs from hurricanes and severe weather events (i.e., significant repair and clean up costs incurred which are not offset by property damage insurance proceeds)
•Loss on extinguishment of debt
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
Our comparable portfolio for the three and nine months ended September 30, 2024 excludes Jewel Palm Beach, which was sold in September 2024, the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three and nine months ended September 30, 2024, Jewel Punta Cana, which was sold in December 2023.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended September 30, 2024 and 2023
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$65,290	$65,138	$152	0.2%
Pacific Coast	20,083	29,236	(9,153)	(31.3)%
Dominican Republic	51,736	57,142	(5,406)	(9.5)%
Jamaica	35,904	49,838	(13,934)	(28.0)%
Segment Owned Net Revenue	173,013	201,354	(28,341)	(14.1)%
Other revenues	352	531	(179)	(33.7)%
The Playa Collection	1,727	1,051	676	64.3%
Management fees	1,311	1,369	(58)	(4.2)%
Total Net Revenue	$176,403	$204,305	$(27,902)	(13.7)%

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$16,158	$16,844	$(686)	(4.1)%
Pacific Coast	3,178	7,947	(4,769)	(60.0)%
Dominican Republic	14,041	12,673	1,368	10.8%
Jamaica	3,191	15,333	(12,142)	(79.2)%
Segment Owned Resort EBITDA	36,568	52,797	(16,229)	(30.7)%
Other corporate	(14,487)	(14,706)	219	1.5%
The Playa Collection	1,727	1,051	676	64.3%
Management fees	1,311	1,369	(58)	(4.2)%
Total Adjusted EBITDA	$25,119	$40,511	$(15,392)	(38.0)%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended September 30, 2024 and 2023 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	71.2%	73.9%	(2.7)	pts	(3.7)%
Net Package ADR	$407.15	$399.10	$8.05		2.0%
Net Package RevPAR	$290.07	$294.84	$(4.77)		(1.6)%
	($ in thousands)
Net Package Revenue	$56,735	$57,668	$(933)		(1.6)%
Net Non-package Revenue	8,555	7,470	1,085		14.5%
Owned Net Revenue	65,290	65,138	152		0.2%
Owned Resort EBITDA	$16,158	$16,844	$(686)		(4.1)%
Owned Resort EBITDA Margin	24.7%	25.9%	(1.2)	pts	(4.6)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2024 increased $0.2 million, or 0.2%, compared to the three months ended September 30, 2023 and was driven by:
•an increase in Net Package ADR of 2.0%; and
•an increase in Net Non-package Revenue of $1.1 million, or 14.5%.
•Net Non-package Revenue per sold room increased 18.8%, primarily driven by higher realized fees related to no-shows, cancellations and loyalty point redemption settlements compared to the three months ended September 30, 2023; partially offset by
•a decrease in Occupancy of 2.7 percentage points, which was significantly impacted by Hurricane Beryl.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2024 decreased $0.7 million, or 4.1%, compared to the three months ended September 30, 2023 and was driven by:
•a decrease in Occupancy of 2.7 percentage points, which was largely driven by disruption related to Hurricane Beryl;
•a headwind from increased labor and related expenses; partially offset by
•an increase in Net Package ADR compared to the three months ended September 30, 2023 in addition to expense efficiency measures put in place to lower direct expenses; and
•a favorable contribution of $2.2 million due to the depreciation of the Mexican Peso, net of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12).
•Our Owned Resort EBITDA Margin for the three months ended September 30, 2024 was 24.7%, a decrease of 1.2 percentage points compared to the three months ended September 30, 2023. Owned Resort EBITDA Margin was positively impacted by 330 basis points due to the depreciation of the Mexican Peso and negatively impacted by 210 basis points from increases in labor and related expenses compared to the three months ended September 30, 2023. Excluding the impact from the depreciation of the Mexican Peso, Owned Resort EBITDA Margin for the three months ended September 30, 2024 would have been 21.4%, a decrease of 4.5 percentage points compared to the three months ended September 30, 2023.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended September 30, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	44.1%	64.5%	(20.4)	pts	(31.6)%
Net Package ADR	$451.89	$478.83	$(26.94)		(5.6)%
Net Package RevPAR	$199.48	$309.05	$(109.57)		(35.5)%
	($ in thousands)
Net Package Revenue	$16,994	$26,328	$(9,334)		(35.5)%
Net Non-package Revenue	3,089	2,908	181		6.2%
Owned Net Revenue	20,083	29,236	(9,153)		(31.3)%
Owned Resort EBITDA	$3,178	$7,947	$(4,769)		(60.0)%
Owned Resort EBITDA Margin	15.8%	27.2%	(11.4)	pts	(41.9)%
Comparable Portfolio (1)
________
(1)For the three months ended September 30, 2024, our comparable portfolio excludes both properties in this segment, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended September 30, 2024.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2024 decreased $9.2 million, or 31.3%, compared to the three months ended September 30, 2023 and was driven by:
•a decrease in Occupancy of 20.4 percentage points due to the renovation work at both resorts in this segment; and
•a decrease in Net Package ADR of 5.6%; partially offset by
•an increase in Net Non-package Revenue of $0.2 million, or 6.2%.
•Net Non-package Revenue per sold room increased 55.3%, partially driven by higher realized fees related to no-shows, cancellations and loyalty point redemption settlements compared to the three months ended September 30, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2024 decreased $4.8 million, or 60.0%, compared to the three months ended September 30, 2023 and was driven by:
•a decrease in Occupancy and Net Package ADR compared to three months ended September 30, 2023 as a result of renovation work at the resorts in this segment; partially offset by
•a favorable contribution of $0.7 million due to the depreciation of the Mexican Peso, net of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12).
•Our Owned Resort EBITDA Margin for the three months ended September 30, 2024 was 15.8%, a decrease of 11.4 percentage points compared to the three months ended September 30, 2023. Owned Resort EBITDA Margin was positively impacted by 330 basis points due to the depreciation of the Mexican Peso. Excluding this impact, Owned Resort EBITDA Margin would have been 12.5%, a decrease of 14.7 percentage points compared to the three months ended September 30, 2023.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended September 30, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	63.9%	66.4%	(2.5)	pts	(3.8)%
Net Package ADR	$393.32	$306.69	$86.63		28.2%
Net Package RevPAR	$251.29	$203.76	$47.53		23.3%
	($ in thousands)
Net Package Revenue	$45,410	$49,565	$(4,155)		(8.4)%
Net Non-package Revenue	6,326	7,577	(1,251)		(16.5)%
Owned Net Revenue	51,736	57,142	(5,406)		(9.5)%
Owned Resort EBITDA	$14,041	$12,673	$1,368		10.8%
Owned Resort EBITDA Margin	27.1%	22.2%	4.9	pts	22.1%
Comparable Portfolio (1)

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	66.0%	68.8%	(2.8)	pts	(4.1)%
Net Package ADR	$452.01	$431.31	$20.70		4.8%
Net Package RevPAR	$298.53	$296.61	$1.92		0.6%
	($ in thousands)
Net Package Revenue	$41,857	$41,588	$269		0.6%
Net Non-package Revenue	5,862	6,147	(285)		(4.6)%
Owned Net Revenue	47,719	47,735	(16)		0.0%
Owned Resort EBITDA	$14,781	$16,043	$(1,262)		(7.9)%
Owned Resort EBITDA Margin	31.0%	33.6%	(2.6)	pts	(7.7)%
________
(1)For the three months ended September 30, 2024, our comparable portfolio excludes Jewel Palm Beach, which was sold in September 2024, and Jewel Punta Cana, which was sold in December 2023.
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended September 30, 2024 was flat compared to the three months ended September 30, 2023, and includes the following:
•an increase in Comparable Net Package ADR of 4.8%; offset by
•a decrease in Occupancy of 2.8 percentage points; and
•a decrease in Comparable Net Non-package Revenue of $0.3 million, or 4.6%.
•Comparable Net Non-package Revenue per sold room decreased 0.7% compared to the three months ended September 30, 2023, primarily driven by a lower group guest mix.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended September 30, 2024 decreased $1.3 million, or 7.9%, compared to the three months ended September 30, 2023, and includes a $0.7 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona. Comparable Owned Resort EBITDA for the three months ended September 30, 2023 included a $1.0 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona. Excluding the aforementioned business interruption benefit from both periods, Comparable Owned Resort EBITDA for the three months ended September 30, 2024 would have decreased $1.0 million compared to the three months ended September 30, 2023, partially due to an increase in the provision for doubtful accounts during the three months ended September 30, 2024.

•Our Comparable Owned Resort EBITDA Margin for the three months ended September 30, 2024 was 31.0%, a decrease of 2.6 percentage points compared to the three months ended September 30, 2023 and includes a favorable impact from business interruption proceeds and recoverable expenses related to Hurricane Fiona of 150 basis points, which decreased 50 basis points compared to a 200 basis points benefit during the three months ended September 30, 2023. Excluding the aforementioned business interruption benefit, Comparable Owned Resort EBITDA Margin for the three months ended September 30, 2024 would have been 29.5%, a decrease of 2.1 percentage points compared to the three months ended September 30, 2023.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended September 30, 2024 and 2023 for the total segment portfolio:

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	63.5%	77.6%	(14.1)	pts	(18.2)%
Net Package ADR	$363.50	$422.23	$(58.73)		(13.9)%
Net Package RevPAR	$230.91	$327.86	$(96.95)		(29.6)%
	($ in thousands)
Net Package Revenue	$30,336	$43,073	$(12,737)		(29.6)%
Net Non-package Revenue	5,568	6,765	(1,197)		(17.7)%
Owned Net Revenue	35,904	49,838	(13,934)		(28.0)%
Owned Resort EBITDA	$3,191	$15,333	$(12,142)		(79.2)%
Owned Resort EBITDA Margin	8.9%	30.8%	(21.9)	pts	(71.1)%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended September 30, 2024 decreased $13.9 million, or 28.0%, compared to the three months ended September 30, 2023. The decrease was driven by the travel advisory issued for Jamaica by the United States government on January 24, 2024 and Hurricane Beryl which negatively impacted this segment during the three months ended September 30, 2024, resulting in:
•a decrease in Occupancy of 14.1 percentage points;
•a decrease in Net Package ADR of 13.9%; and
•a decrease in Net Non-package Revenue of $1.2 million, or 17.7%.
•Net Non-package Revenue per sold room increased 0.6%, partially driven by higher realized fees related to no-shows, cancellations and loyalty point redemption settlements compared to the three months ended September 30, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended September 30, 2024 decreased $12.1 million compared to the three months ended September 30, 2023.
•Our Owned Resort EBITDA Margin for the three months ended September 30, 2024 was 8.9%, a decrease of 21.9 percentage points compared to the three months ended September 30, 2023, primarily driven by the travel advisory issued for Jamaica and disruption related to Hurricane Beryl compared to the three months ended September 30, 2023.

Segment Results
Nine Months Ended September 30, 2024 and 2023
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$238,366	$228,777	$9,589	4.2%
Pacific Coast	98,955	107,527	(8,572)	(8.0)%
Dominican Republic	199,005	191,038	7,967	4.2%
Jamaica	147,034	170,233	(23,199)	(13.6)%
Segment Owned Net Revenue	683,360	697,575	(14,215)	(2.0)%
Other	1,181	1,697	(516)	(30.4)%
The Playa Collection	4,326	2,605	1,721	66.1%
Management Fee Revenue	5,246	5,420	(174)	(3.2)%
Total Net Revenue	$694,113	$707,297	$(13,184)	(1.9)%

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$81,922	$79,107	$2,815	3.6%
Pacific Coast	34,443	40,353	(5,910)	(14.6)%
Dominican Republic	75,966	61,501	14,465	23.5%
Jamaica	43,358	64,337	(20,979)	(32.6)%
Segment Owned Resort EBITDA	235,689	245,298	(9,609)	(3.9)%
Other corporate	(42,973)	(42,201)	(772)	(1.8)%
The Playa Collection	4,326	2,605	1,721	66.1%
Management Fee Revenue	5,246	5,420	(174)	(3.2)%
Total Adjusted EBITDA	$202,288	$211,122	$(8,834)	(4.2)%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the nine months ended September 30, 2024 and 2023 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	78.3%	78.1%	0.2	pts	0.3%
Net Package ADR	$460.30	$446.69	$13.61		3.0%
Net Package RevPAR	$360.27	$348.89	$11.38		3.3%
	($ in thousands)
Net Package Revenue	$209,865	$202,498	$7,367		3.6%
Net Non-package Revenue	28,501	26,279	2,222		8.5%
Owned Net Revenue	238,366	228,777	9,589		4.2%
Owned Resort EBITDA	$81,922	$79,107	$2,815		3.6%
Owned Resort EBITDA Margin	34.4%	34.6%	(0.2)	pts	(0.6)%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2024 increased $9.6 million, or 4.2%, compared to the nine months ended September 30, 2023. The increase was due to the following:
•an increase in Occupancy of 0.2 percentage points, despite the negative impact of Hurricane Beryl during the nine months ended September 30, 2024;
•an increase in Net Package ADR of 3.0%; and
•an increase in Net Non-package Revenue of $2.2 million, or 8.5%.
•Net Non-package Revenue per sold room increased 7.8%, primarily driven by higher realized fees related to no-shows, cancellations and loyalty point redemption settlements compared to the nine months ended September 30, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2024 increased $2.8 million, or 3.6%, compared to the nine months ended September 30, 2023 and was driven by:
•an increase in Net Package ADR in addition to expense efficiency measures put in place to lower direct expenses; partially offset by
•an unfavorable impact of $2.0 million due to the appreciation of the Mexican Peso, net of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12);
•a headwind from increased labor and related expenses, which were partially due to union-negotiated and government-mandated wage benefit increases; and
•an increase in insurance premiums.
•Our Owned Resort EBITDA Margin for the nine months ended September 30, 2024 was 34.4%, a decrease of 0.2 percentage points compared to the nine months ended September 30, 2023. Owned Resort EBITDA Margin for the nine months ended September 30, 2024 was negatively impacted by 80 basis points due to the appreciation of the Mexican Peso and 100 basis points from increases in labor and related expenses compared to the nine months ended September 30, 2023. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 35.2%, an increase of 0.6 percentage points compared to the nine months ended September 30, 2023.

Pacific Coast
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the nine months ended September 30, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	64.5%	71.8%	(7.3)	pts	(10.2)%
Net Package ADR	$515.51	$523.16	$(7.65)		(1.5)%
Net Package RevPAR	$332.54	$375.80	$(43.26)		(11.5)%
	($ in thousands)
Net Package Revenue (1)	$84,373	$95,000	$(10,627)		(11.2)%
Net Non-package Revenue (1)	14,582	12,527	2,055		16.4%
Owned Net Revenue	98,955	107,527	(8,572)		(8.0)%
Owned Resort EBITDA	$34,443	$40,353	$(5,910)		(14.6)%
Owned Resort EBITDA Margin	34.8%	37.5%	(2.7)	pts	(7.2)%
Comparable Portfolio (1)
________
(1)For the nine months ended September 30, 2024, our comparable portfolio excludes both properties in the segment, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the nine months ended September 30, 2024.
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2024 decreased $8.6 million, or 8.0%, compared to the nine months ended September 30, 2023. The decrease was due to the following:
•a decrease in Occupancy of 7.3 percentage points as a result of renovation work at the resorts in this segment; and
•a decrease in Net Package ADR of 1.5%; partially offset by
•an increase in Net Non-package Revenue of $2.1 million, or 16.4%, primarily driven by higher realized fees related to no-shows, cancellations and loyalty point redemption settlements compared to the nine months ended September 30, 2023.
•Net Non-package Revenue per sold room increased 29.1%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2024 decreased $5.9 million, or 14.6%, compared to the nine months ended September 30, 2023 and was driven by:
•a decrease in Occupancy and Net Package ADR; in addition to
•an unfavorable impact of $1.3 million due to the appreciation of the Mexican Peso, net of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12); and
•an increase in insurance premiums.
•Our Owned Resort EBITDA Margin for the nine months ended September 30, 2024 was 34.8%, a decrease of 2.7 percentage points compared to the nine months ended September 30, 2023. Owned Resort EBITDA Margin during the nine months ended September 30, 2024 was negatively impacted by 130 basis points due to the appreciation of the Mexican Peso. Excluding the impact from the appreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 36.1%, a decrease of 1.4 percentage points compared to the nine months ended September 30, 2023.

Dominican Republic
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the nine months ended September 30, 2024 and 2023 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	72.9%	61.4%	11.5	pts	18.7%
Net Package ADR	$433.61	$371.51	$62.10		16.7%
Net Package RevPAR	$315.95	$228.21	$87.74		38.4%
	($ in thousands)
Net Package Revenue	$173,480	$164,723	$8,757		5.3%
Net Non-package Revenue	25,525	26,315	(790)		(3.0)%
Owned Net Revenue	199,005	191,038	7,967		4.2%
Owned Resort EBITDA	$75,966	$61,501	$14,465		23.5%
Owned Resort EBITDA Margin	38.2%	32.2%	6.0	pts	18.6%
Comparable Portfolio (1)

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	73.8%	74.7%	(0.9)	pts	(1.2)%
Net Package ADR	$514.60	$474.43	$40.17		8.5%
Net Package RevPAR	$379.92	$354.26	$25.66		7.2%
	($ in thousands)
Net Package Revenue	$158,647	$147,389	$11,258		7.6%
Net Non-package Revenue	23,834	23,636	198		0.8%
Owned Net Revenue	182,481	171,025	11,456		6.7%
Owned Resort EBITDA	$76,594	$74,041	$2,553		3.4%
Owned Resort EBITDA Margin	42.0%	43.3%	(1.3)	pts	(3.0)%
________
(1) For the nine months ended September 30, 2024, our comparable portfolio excludes Jewel Palm Beach, which was sold in September 2024, and Jewel Punta Cana, which was sold in December 2023.
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the nine months ended September 30, 2024 increased $11.5 million, or 6.7%, compared to the nine months ended September 30, 2023. The increase was due to the following:
•an increase in Comparable Net Package ADR of 8.5%; and
•an increase in Comparable Net Non-package Revenue of $0.2 million, or 0.8%, compared to the nine months ended September 30, 2023.
•Comparable Net Non-package Revenue per sold room increased 1.6% compared to the nine months ended September 30, 2023 due to the addition of a new non-package food and beverage outlet at one of the resorts in this segment; partially offset by
•a decrease in Occupancy of 0.9 percentage points.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the nine months ended September 30, 2024 increased $2.6 million, or 3.4%, compared to the nine months ended September 30, 2023, and includes a $2.1 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona. Comparable Owned Resort EBITDA for the nine months ended September 30, 2023 included a $5.3 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona. Excluding the aforementioned business interruption benefit from both periods,

Comparable Owned Resort EBITDA for the nine months ended September 30, 2024 would have increased $5.7 million compared to the nine months ended September 30, 2023, primarily due to an increase in Net Package Revenue which was partially offset by increased insurance premiums.
•Our Comparable Owned Resort EBITDA Margin for the nine months ended September 30, 2024 was 42.0%, a decrease of 1.3 percentage points compared to the nine months ended September 30, 2023 and includes a favorable impact from business interruption proceeds and recoverable expenses related to Hurricane Fiona of 120 basis points, which decreased 190 basis points compared to a 310 basis points benefit during the nine months ended September 30, 2023. Excluding the aforementioned business interruption benefit, Comparable Owned Resort EBITDA Margin for the nine months ended September 30, 2024 was 40.8%, an increase of 0.6 percentage points compared to the nine months ended September 30, 2023.
Jamaica
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the nine months ended September 30, 2024 and 2023 for the total segment portfolio:

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	72.9%	80.8%	(7.9)	pts	(9.8)%
Net Package ADR	$442.28	$459.66	$(17.38)		(3.8)%
Net Package RevPAR	$322.44	$371.63	$(49.19)		(13.2)%
	($ in thousands)
Net Package Revenue	$126,161	$144,877	$(18,716)		(12.9)%
Net Non-package Revenue	20,873	25,356	(4,483)		(17.7)%
Owned Net Revenue	147,034	170,233	(23,199)		(13.6)%
Owned Resort EBITDA	$43,358	$64,337	$(20,979)		(32.6)%
Owned Resort EBITDA Margin	29.5%	37.8%	(8.3)	pts	(22.0)%
Segment Owned Net Revenue. Our Owned Net Revenue for the nine months ended September 30, 2024 decreased $23.2 million, or 13.6%, compared to the nine months ended September 30, 2023. The decrease was driven by the travel advisory issued for Jamaica by the United States government and Hurricane Beryl which negatively impacted this segment during the three months ended September 30, 2024, which resulted in:
•a decrease in Occupancy of 7.9 percentage points;
•a decrease in Net Package ADR of 3.8%; and
•a decrease in Net Non-package Revenue of $4.5 million, or 17.7%.
•Net Non-package Revenue per sold room decreased 9.0% as a result of reduced Occupancy compared to the nine months ended September 30, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the nine months ended September 30, 2024 decreased $21.0 million, or 32.6%, compared to the nine months ended September 30, 2023.
•Our Owned Resort EBITDA Margin for the nine months ended September 30, 2024 was 29.5%, a decrease of 8.3 percentage points, or 22.0%, compared to the nine months ended September 30, 2023. The decrease was primarily driven by the travel advisory issued for Jamaica and disruption related to Hurricane Beryl compared to the nine months ended September 30, 2023.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(2,734)	$(10,504)	$64,777	$52,848
Interest expense	21,949	26,552	68,411	82,337
Income tax (benefit) provision	(4,984)	(2,808)	7,114	4,840
Depreciation and amortization	21,043	22,548	58,760	61,055
EBITDA	35,274	35,788	199,062	201,080
Other expense (a)	(334)	350	761	321
Share-based compensation	3,981	3,343	11,690	9,951
Loss on extinguishment of debt	—	—	1,043	—
Transaction expense (b)	278	742	3,106	2,107
Severance expense (c)	1,398	—	1,398	—
Other tax expense	—	—	64	—
Repairs from hurricanes and severe weather (d)	1,935	77	1,935	(815)
(Gain) loss on sale of assets	(18,179)	6	(18,179)	17
Non-service cost components of net periodic pension benefit (cost)	766	205	1,408	(1,539)
Adjusted EBITDA	25,119	40,511	202,288	211,122
Other corporate (e)(f)	14,487	14,706	42,973	42,201
The Playa Collection	(1,727)	(1,051)	(4,326)	(2,605)
Management fees	(1,311)	(1,369)	(5,246)	(5,420)
Owned Resort EBITDA	36,568	52,797	235,689	245,298
Less: Non-comparable Owned Resort EBITDA	2,438	4,577	33,815	27,813
Comparable Owned Resort EBITDA(g)	$34,130	$48,220	$201,874	$217,485
________
(a)    Represents changes in foreign exchange and other miscellaneous non-operating expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations, debt refinancing costs; other capital raising efforts; and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.
(c)    Includes severance expenses for employee terminations resulting from non-recurring or unusual events, such as the departure of an executive officer or the disposition of a resort. It does not include severance expenses for employee terminations resulting from our ongoing resort operations. For the three and nine months ended September 30, 2024, represents severance expenses for terminated employees related to the sale of the Jewel Palm Beach.
(d)    Includes significant repair and clean-up expenses incurred from severe weather events which are not expected to be offset by property damage insurance proceeds, which includes Hurricane Beryl and Hurricane Helene for the three and nine months ended September 30, 2024. It does not include repair and clean-up costs from weather events that are not considered significant.
(e)    For the three months ended September 30, 2024 and 2023, represents corporate salaries and benefits of $9.0 million for 2024 and $10.3 million for 2023, professional fees of $3.0 million for 2024 and $2.4 million for 2023, corporate rent and insurance of $1.2 million for 2024 and $1.0 million for 2023, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.3 million for 2024 and $1.0 million for 2023.
(f)    For the nine months ended September 30, 2024 and 2023, represents corporate salaries and benefits of $27.6 million for 2024 and $30.0 million for 2023, professional fees of $7.8 million for 2024 and $6.2 million for 2023, corporate rent and insurance of $3.6 million for 2024 and $2.9 million for 2023, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $4.0 million for 2024 and $3.1 million for 2023.
(g)    Our comparable portfolio for the three and nine months ended September 30, 2024 excludes Jewel Palm Beach, which was sold in September 2024, the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended September 30, 2024, and Jewel Punta Cana, which was sold in December 2023.
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
Liquidity and Capital Resources
Our net cash provided by operating activities for the nine months ended September 30, 2024 was $72.7 million. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of September 30, 2024, we had $211.1 million of available cash, as compared to $272.5 million as of December 31, 2023. Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, we had no restricted cash balance as of September 30, 2024. As of October 31, 2024, we had approximately $192.6 million of available cash and also had $225.0 million available on our Revolving Credit Facility, which does not mature until January 2028.
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
As of September 30, 2024, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, other than an off-balance sheet arrangement entered into for the future purchase of liquified natural gas at one of our resorts (see Note 7 to our Condensed Consolidated Financial Statements) and a fifteen-year finance lease obligation to produce electricity and hot water (see Note 11 to our Condensed Consolidated Financial Statements). As of September 30, 2024, we had $21.3 million of scheduled contractual obligations remaining in 2024 which we expect to pay with available cash.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$72,660	$75,165
Net cash provided by (used in) investing activities	$110	$(12,840)
Net cash used in financing activities	$(134,153)	$(161,862)
Decrease in cash and cash equivalents	$(61,383)	$(99,537)
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the nine months ended September 30, 2024, our net cash provided by operating activities was $72.7 million compared to $75.2 million for the nine months ended September 30, 2023.
Cash Flows from Investing Activities
Our net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2024 compared to $12.8 million used in investing activities for the nine months ended September 30, 2023.
Activity for the nine months ended September 30, 2024:
•Purchases of property and equipment of $64.5 million, consisting of maintenance capital expenditures as well as renovation costs of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos; and
•Net proceeds from the sale of assets, primarily consisting of the Jewel Palm Beach, of $65.3 million.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $134.2 million for the nine months ended September 30, 2024 compared to $161.9 million for the nine months ended September 30, 2023.
Activity for the nine months ended September 30, 2024:
•Principal payments on our Term Loan due 2029 of $8.3 million; and

•Repurchases of ordinary shares of $125.3 million.
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
Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, trade and other receivables, accounts receivable from related parties, certain prepayments and other assets, trade and other payables, payables to related parties, derivative financial instruments, other liabilities, including our pension obligation, and debt (excluding the financing lease obligations). See Note 13, “Fair value of financial instruments,” to our Condensed Consolidated Financial Statements for more information.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use two interest rate swaps (see Note 12 of our Condensed Consolidated Financial Statements) to manage our exposure to this risk. As of September 30, 2024, 49% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 2.75%.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the nine months ended September 30, 2024 less than 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 72.3% of our resort-level operating expenses for the nine months ended September 30, 2024 were denominated in the local currencies in the countries in which we operate. During 2024, we entered into foreign currency forward contracts to hedge 50% of our estimated operating expenses that are denominated in Mexican Pesos. However, our operating expenses reported on our Condensed Consolidated Statements of Operations continue to be affected by movements in exchange rates, including the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at September 30, 2024 would have impacted our Owned Resort EBITDA by approximately $4.1 million on a year-to-date basis, inclusive of the impact from our foreign currency forward contracts.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at September 30, 2024 would have impacted our Owned Resort EBITDA by approximately $4.6 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at September 30, 2024 would have impacted our Owned Resort EBITDA by approximately $4.1 million on a year-to-date basis.

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
Item 1A. Risk Factors.

As of September 30, 2024, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares under our share repurchase program during the three months ended September 30, 2024:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
July 1, 2024 to July 31, 2024	1,433,223	$8.43	1,433,223	$115,132
August 1, 2024 to August 31, 2024	2,661,514	7.60	2,661,514	94,916
September 1, 2024 to September 30, 2024	2,310,771	7.73	2,310,771	77,056
Total	6,405,508	$7.83	6,405,508	$77,056
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
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description
10.1*	Fifth Amendment to 2017 Omnibus Incentive Plan**

10.2
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 27, 2024).**

10.3
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Ryan Hymel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 27, 2024).**

10.4
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Tracy M.J. Colden (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 27, 2024).**

10.5
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Greg Maliassas (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 27, 2024).**

10.6
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Fernando Mulet (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on September 27, 2024).**

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Indicates management contract and/or compensatory plan and arrangement

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	November 6, 2024	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	November 6, 2024	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)