Form 10-K
period 2024-12-31
Playa Hotels & Resorts N.V.
filed 2025-02-25
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
+ 31 20 240 9000
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

As of June 30, 2024, the aggregate market value of the registrant's ordinary shares, €0.10 par value, held by non-affiliates of the registrant was approximately $922.4 million (based upon the closing sale price of the registrant's ordinary shares on June 28, 2024 on the Nasdaq).

As of February 21, 2025, there were 122,988,198 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its extraordinary general meeting of shareholders to be filed within 120 days after December 31, 2024.

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
The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreement that we entered into with Hyatt Hotels Corporation (“Hyatt”) and its wholly-owned subsidiary on February 9, 2025 (the “Hyatt Purchase Agreement”), which is summarized in Note 18 to our Consolidated Financial Statements, pursuant to which we expect to be acquired by such subsidiary;
•the failure to satisfy required closing conditions under the Hyatt Purchase Agreement, including, but not limited to, the tender of a minimum number of our outstanding ordinary shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of our shareholders and the receipt of required regulatory approvals, or the failure to complete the acquisition in a timely manner;
•risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with Hyatt;
•the effect of the announcement of the transaction with Hyatt on our operating results and business generally, including, but not limited to, our ability to retain key personnel and maintain our relationships with strategic partners, including other hotel brands;
•the impact of the pending transaction with Hyatt on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;
•the outcome of any legal proceedings that may be instituted against us and others relating to the proposed transaction with Hyatt;
•general economic uncertainty and the effect of general economic conditions, including inflation, elevated interest rates or low levels of economic growth, on consumer discretionary spending and the lodging industry in particular;
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
•the success and continuation of our relationships with Hyatt, Hilton Worldwide Holdings, Inc. (“Hilton”), and Wyndham Hotels & Resorts, Inc. (“Wyndham”);
•the volatility of currency exchange rates;
•the success of our branding or rebranding initiatives with our current portfolio and resorts that may be acquired in the future;

•our failure to successfully complete resort acquisitions, dispositions, expansions, or repair and renovation projects in the timeframes and at the costs and returns anticipated;
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
•the ability of our guests to reach our resorts given government mandated travel restrictions or travel advisories, such as those related to public health crises or natural disasters, or airline service/capacity issues, as well as changes in demand for our resorts resulting from government mandated safety protocols and/or health concerns, including those related to public health crises or natural disasters;
•the effectiveness of our internal controls and our corporate policies and procedures;
•changes in personnel and availability of qualified personnel;
•severe weather events, such as hurricanes, tsunamis, tornados, floods and extreme heat waves, which may increase in frequency and severity as a result of climate change, and other natural or man-made disasters such as droughts, wildfires or oil spills;
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

Unless the context requires otherwise, in this annual report, we use the terms “the Company,” “Playa,” “our company,” “we,” “us,” “our” and similar references to refer to Playa Hotels & Resorts N.V., a Dutch public limited liability company (naamloze vennootschap), and its subsidiaries.
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
•The proposed acquisition of Playa by Hyatt is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
•The Hyatt Purchase Agreement contains provisions that could discourage a potential competing acquirer.

•Shareholder litigation could prevent or delay the closing of the proposed transaction or otherwise negatively impact our business, operating results and financial condition.
•We may be unable to obtain the regulatory approvals required to complete the proposed transaction.
•While the proposed transaction is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the proposed transaction may impair our ability to attract and retain qualified employees or retain and maintain relationships with our strategic partners, including other hotel brands.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed transaction.
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
•We are subject to competition from global hospitality branded companies in the all-inclusive market segment.
•The results of operations of our resorts may be adversely affected by various operating risks common to the lodging industry, including competition, over-supply and dependence on tourism, which could have a material adverse effect on us.
•Our resort development, acquisition, expansion, repositioning and rebranding projects will be subject to timing, budgeting and other risks.
•Given the beachfront locations of our resorts, we are particularly vulnerable to severe weather events, such as hurricanes, which may increase in frequency and severity as a result of climate change and adversely affect our business.
•The coastlines of a number of the regions where our resorts are concentrated have experienced elevated levels of sargassum seaweed in recent years.
•Our insurance may not be adequate to cover our potential losses, liabilities and damages, the cost of insurance may continue to increase materially, including as a result of severe weather events that may be related to climate change, and we may not be able to secure insurance to cover all of our risks.
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
•The increasing use of online travel agencies by consumers could have a material adverse effect on us.
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

PART I
Item 1. Business.
Overview

Playa, through its subsidiaries, is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2024, we owned and/or managed a total portfolio consisting of 24 resorts (8,627 rooms) located in Mexico, Jamaica and the Dominican Republic. Playa currently owns and/or manages resorts under the following brands: Hyatt Zilara, Hyatt Ziva, Hilton All-Inclusive, Tapestry Collection by Hilton, Wyndham Alltra, Seadust, Kimpton, Jewel Resorts and The Luxury Collection. Playa leverages years of all-inclusive resort operating expertise and relationships with globally recognized hospitality brands to provide a best-in-class experience and exceptional value to guests, while building a direct relationship to improve customer acquisition cost and drive repeat business.

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
•Consumer confidence and trust in globally recognized brands;
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
•Higher Occupancy rates and higher levels of group business; and
•Lower failure rates compared to non-branded resorts.

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

The Proposed Hyatt Transaction
On February 9, 2025, we entered into the Hyatt Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, a wholly-owned subsidiary of Hyatt will commence a tender offer to purchase all of our outstanding ordinary shares at a cash price of $13.50 per share, less any applicable withholding taxes and without interest. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a corporate reorganization that will result in Hyatt owning all of our ordinary shares. Upon completion of the corporate reorganization, Playa will no longer be a publicly traded company and will cease to exist, and the listing of the ordinary shares on Nasdaq will have been terminated. Refer to Note 18 to our Consolidated Financial Statements regarding the Hyatt Purchase Agreement, the transactions provided for thereunder, and the various conditions to closing the transaction. Refer to Item 1A. “Risk Factors” for a summary of risks related to the transaction.

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
•Exclusive Focus on the All-Inclusive Model. We believe the all-inclusive resort model is popular among leisure travelers as people appreciate the benefits of a high-quality vacation experience that offers value, ease of planning and a high degree of cost certainty. Because our guests have pre-purchased their vacation packages, we also have the opportunity to earn incremental revenue if our guests purchase upgrades, premium services and amenities that are not included in the all-inclusive package.
•Strong Relationships with Top Brands. Our partnerships with Hyatt, Hilton and Wyndham, three globally recognized hospitality brands, differentiate our resorts from our competitors. The selection of Playa as a strategic partner of Hyatt, Hilton and Wyndham in the development and management of all-inclusive resorts throughout the Caribbean, Mexico and Latin America reflects their confidence and conviction in Playa’s best in-class stewardship of all-inclusive resorts. For the year ended December 31, 2024, $845.1 million, or 93.4%, of our Total Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was generated from resorts under the Hyatt, Hilton and Wyndham brands.
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
•Hilton Strategic Alliance. Our strategic alliance with Hilton allows us to expand into markets in the Caribbean, Mexico, and South and Central America while benefiting from Hilton’s global portfolio of brands and the Hilton Honors guest loyalty program (which had approximately 211 million members as of December 31, 2024). We have successfully converted two of our resorts into three Hilton all-inclusive resorts.
•Wyndham Strategic Alliance. Our strategic alliance with Wyndham allows us to benefit from Wyndham’s global portfolio of brands and guest loyalty program (which had approximately 114 million members as of December 31, 2024). We have successfully converted two of our resorts in Mexico into Wyndham Alltra all-inclusive resorts and recently entered into two management contracts to manage Wyndham Alltra all-inclusive resorts. Under our agreement with Wyndham, we have an exclusive right to own or operate Wyndham Alltra all-inclusive resorts through December 2026 in Mexico, Jamaica, the Dominican Republic and certain other Caribbean and Latin American destinations (collectively, the “Exclusive Territories”), which can be extended if certain development milestones are achieved.

•Proprietary Direct Booking Capabilities. To further support the direct booking benefits of partnering with globally recognized brands, we have invested in our own in-house direct booking platform to optimize our customer acquisition costs and build guest loyalty. For the year ended December 31, 2024, $122.2 million, or 13.7% of our Owned Net Revenue (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was generated through www.playaresorts.com, compared to $47.4 million for the year ended December 31, 2019. We continue to invest in this effort to improve our selling capabilities and adapt to consumer demand.
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
•Advantageous Exposure to Leisure Travel. Our beachfront resort portfolio skews our customer mix to be composed of approximately 90% leisure travelers. We believe that this concentration has historically positioned us to recover faster from periods of global reductions in travel, such as those relating to economic recessions, than many of our lodging peers, as the leisure segment of the travel market has generally rebounded faster than the business-oriented segment.
•Experienced Leadership with a Proven Track Record. Our senior management team has significant experience in the lodging industry, including operating all-inclusive resorts.
•Bruce Wardinski, our Chief Executive Officer has over 30 years of experience in the hospitality industry, founded our predecessor company and previously was the Chief Executive Officer of two lodging companies: Barceló Crestline Corporation, an independent hotel owner, lessee and manager; and Crestline Capital Corporation, a New York Stock Exchange (“NYSE”) listed hotel owner, lessee and manager. Mr. Wardinski was also the non-executive chairman of the board of directors of Highland Hospitality Corporation, a NYSE-listed owner of upscale full-service, premium limited-service and extended-stay properties. Mr. Wardinski held other leadership roles within the industry including Senior Vice President and Treasurer of Host Marriott Corporation (now Host Hotels and Resorts (NYSE: HST)) and various roles with Marriott International, Inc. As of January 31, 2025, 4.3% of our outstanding ordinary shares were beneficially owned by Mr. Wardinski.
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
•Capitalize on Internal Growth Opportunities. We are able to capitalize on opportunities to seek revenue and earnings growth from our existing portfolio of all-inclusive resorts through expansions, renovations, repositionings or rebrandings. For example, we may upgrade existing guest rooms and public spaces, or identify underutilized spaces within the resort that can be transformed into new guest amenities. These developmental capital expenditures allow us to enhance the overall guest experience and improve the competitive positioning of the resort, leading to higher Occupancy and Net Package ADR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). We may also seek additional growth at our resorts through targeted, smaller investments where we believe we can achieve attractive risk-adjusted returns on our invested capital.
•Utilize New Technologies and Leverage of Big Data. We utilize numerous technologies aimed at improving guest satisfaction and shareholder returns. Our website uses search engine and metasearch optimization tools aimed at driving direct bookings (i.e., bookings through our website or our brand partner websites), which is our lowest cost customer acquisition channel. As a result, we continue to benefit from a significant level of direct business at our Playa-managed resorts. In 2024, direct stays were approximately 40% of total Playa-managed room nights, and direct bookings, including future stays, were approximately 40% of total Playa-managed room nights.
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
•Dispose of Non-Core Assets. We continuously monitor, review and optimize our portfolio to align with our strategic vision and maximize our return on invested capital. As part of this ongoing process, we may sell assets that no longer fit our criteria for capital investment and use the proceeds from these sales to pay down existing debt, reinvest in projects in our current portfolio, and/or pursue new growth opportunities. For example, in September 2024, we completed the sale of Jewel Palm Beach and used the proceeds from the sale for general corporate purposes.

Distribution Channels and Sales and Reservations
Our experienced sales and marketing team uses a strategic sales and marketing program across a variety of distribution channels through which our all-inclusive offerings are sold. Key components of this sales and marketing program include:

•Developing programs aimed at reaching consumers through:

•Our company and resort websites;

•The Hyatt website and toll-free reservation system;

•The World of Hyatt® guest loyalty program;

•The Hilton website and toll-free reservation system;

•The Hilton Honors guest loyalty program;
•The Wyndham website and toll-free reservation system;
•The Wyndham Rewards guest loyalty program; and
•Our toll-free reservation system that provides a comprehensive view of inventory in real time, based on demand;

•Targeting the primary tour operators and the wholesale market for transient business with a scalable program that supports shoulder and lower-rate seasons while seeking to maximize revenue during high season, which also includes:

•Engaging in cooperative marketing programs with leading travel industry participants;

•Participating in travel agent and tour operator promotional campaigns; and

•Utilizing online travel leaders, such as Expedia and Booking.com, to supplement sales during shoulder and lower-rate seasons;

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

•Engaging in online and social media, including:

•Search engine optimization;

•Targeted online and bounce-back advertising;

•Social media presence via channels such as Facebook, Twitter, Instagram and Pinterest; and

•Flash sales and special offers for high need periods; and

•Monitoring guest reviews and resort rankings on TripAdvisor and other similar consumer sites.

We also seek luxury transient business to provide high-rate business during peak seasons, such as winter and spring holidays, while “bargain hunters” can be targeted for last minute high need periods. This multi-pronged strategy is designed to increase Net Package RevPAR (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as optimize Occupancy through all of the resorts’ seasons.

Corporate Responsibility and Sustainability
Our Environmental, Social and Governance (“ESG”) Committee is dedicated to obtaining a broader reach for idea generation and effectively promoting best practices and cross-collaboration related to corporate social responsibility and sustainability. The members of the ESG Committee include our Chief Operating Officer, General Counsel, Chief People Officer, Director of ESG, and Senior Vice President, Investor Relations & Strategy. Our ESG Committee oversees Playa’s commitment to incorporating environmental sustainability, social responsibility and governance into our daily operations at all levels with an emphasis on reducing our environmental impact, mitigating risks, improving our communities and driving value for all our stakeholders. The ESG Committee is overseen by and reports directly to the Nominating and Governance Committee of the Board regarding Playa’s activities over corporate social responsibility and sustainability matters and the external reporting thereof. The Nominating and Governance Committee regularly updates the Board on the activities of the ESG Committee. The ESG Committee also provides regular updates to the Audit Committee, which oversees the Company’s sustainability reporting processes and internal controls.
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
In May of 2023, Playa launched Playa Cares, our Sustainable Management System. Playa Cares is built on the four strategic pillars of Sustainable Tourism established by the Global Sustainable Tourism Council (GSTC), which allows us to align each of our programs and initiatives with global efforts to change the tourism industry into a driver of sustainable development. The implementation of Playa Cares in each of our resorts and offices is the responsibility of the individual Playa Cares committees, comprised of department heads and employees across the resort. The Playa Cares committee is responsible for planning, implementing, monitoring, and adapting the programs and initiatives defined within the Playa Cares Sustainable Management System in each of the Playa resorts.
Environmental
We rely on the beautiful beaches and lush landscapes of our resort destinations to provide a backdrop for our signature service for our guests and take responsibility to lead the way in our communities in order to sustain these natural environments and help them flourish. We are subject to the adverse consequences of climate change, such as increases in the frequency, duration and severity of severe weather events and changes in sea levels, precipitation and temperature. Our environmental sustainability program, Playa Green (part of Playa Cares), aims to decrease water and energy consumption, reduce waste directed to landfills, support environmental conservation and encourage employees and guests to build and protect our shared communities.
Creating a culture of environmental consciousness with dedicated, focused leadership is of the utmost importance to progressing forward towards Playa’s sustainability objectives. We provide engaging training materials regarding environmental awareness and support our sustainability program with regular performance reviews and sharing of best practices among resort managers.
We seek certifications and alignment with leading verification firms and practices to further enhance our efforts to reduce our carbon footprint and preserve the natural environments in which we operate. As such, all 16 of our owned resorts as of December 31, 2024 are currently Green Globe certified, along with three of our managed resorts which are currently certified or in the process of being certified. Additionally, we have recurring, third-party health and safety audits and in-house ESG walkthroughs at our resorts to monitor our practices and identify areas for improvement and investment.
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

Outside of the workplace, we work to enrich our communities by partnering with local organizations and volunteering in our destinations. Examples of our initiatives include:
•Our partnership with Discovery Bay Marine Laboratory in Jamaica to support the education of local students around the vital ecosystems and management of the natural resources in Jamaica's coastal zone;
•Our Community Recycling Project in Los Cabos, which facilitates recurring recycling opportunities within the local region where recycling is not available at home by partnering with a recycling service provider to host events where our associates can collect and bring their recyclable items from their communities to our resort for proper sorting and recycling;
•Our recurring engagement with the Benito Juárez community, located within the municipality of Lázaro Cárdenas in the state of Quintana Roo, where associates travel to the community with donations of shelf-stable necessities such as rice, beans, sugar, pasta, bread, tuna, oatmeal, cookies, coffee, cereals, juices, and vegetable oil; and
•Our ongoing support of Escuela Cabeza de Toro in Punta Cana, Dominican Republic, a primary school of approximately 150 students, where Playa associates volunteer their time to renovate spaces within the school, repair and maintain critical electronic equipment, such as fans, refrigerators, drinking fountains, etc., and pest control campaigns and services for the classrooms.
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

We place a tremendous emphasis on health and wellness. Throughout the year, employees participate in educational health seminars, special events such as Breast Cancer Awareness Month and wellness programs both in-person and online, depending on the employee’s location. An emphasis is placed on preventative healthcare with special efforts including a mammogram truck for screenings and onsite flu shot distribution. Further, our corporate employees are recognized for preventative health screenings, reading health-related articles and participating in educational wellness-related activities.

We have advanced health and safety measures in place and have standards and procedures to keep employees at all levels of the Company as safe as possible. Health insurance is offered to all employees in each of our locations, for both permanent and contract positions. Additionally, onsite medical consultants are conveniently available for resort employees at no extra cost. Employees that are not needed onsite, including corporate employees, have the opportunity to work remotely with technical support and resources provided as needed.

As of December 31, 2024, we directly and indirectly employed approximately 13,000 employees worldwide, significantly all of whom are located at our resorts and regional offices in Jamaica (2,900), Mexico (5,900), and the Dominican Republic (4,100). We employed approximately 130 employees at our corporate offices in the U.S., Canada and the Netherlands.
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

Additionally, we compete with other U.S. and European global hospitality brands, such as Hyatt, that have entered the all-inclusive segment as a result of increased demand for all-inclusive resort stays.

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

Corporate Information

Playa Hotels & Resorts N.V. was organized as a public limited company (naamloze vennootschap) under the laws of the Netherlands in December 2016. Our registered office in the Netherlands is located at Keizersgracht 555, 1017 DR Amsterdam. Our telephone number at that address is +31 20 240 9000. We maintain a website at www.playaresorts.com, which includes additional contact information. All reports that we have filed with the Securities and Exchange Commission (the “SEC”) including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website.
Item 1A. Risk Factors.
Risk Factors
The following discussion summarizes material factors that could make an investment in us speculative or risky and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations and the value of our ordinary shares. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section entitled “Forward-Looking Statements.”

Risks Related to the Proposed Hyatt Transaction

The proposed acquisition of Playa by Hyatt is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
On February 9, 2025, we entered into the Hyatt Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, a wholly-owned subsidiary of Hyatt will commence a tender offer to purchase all of our outstanding ordinary shares at a cash price of $13.50 per share, less any applicable withholding taxes and without interest. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a corporate reorganization that will result in Hyatt owning all of our ordinary shares. Upon completion of the corporate reorganization, Playa will no longer be a publicly traded company and will cease to exist, and the listing of the ordinary shares on Nasdaq will have been terminated. Refer to Note 18 to our Consolidated Financial Statement for a summary of the terms of the Hyatt Purchase Agreement, the transactions provided for thereunder, and the various conditions to closing the transaction. As described in Note 18, the obligation of Hyatt and its subsidiary to consummate the tender offer is subject to certain conditions, including the condition that there be validly tendered and not withdrawn prior to the expiration of the offer a number of ordinary shares that, together with the ordinary shares then owned by Hyatt or its affiliates, represents at least 80% (which may be lowered to 75% in certain conditions) of the ordinary shares outstanding as of the scheduled expiration of the offer (such condition, the “Minimum Condition”). The obligation of Hyatt to consummate the offer is also subject to other conditions, including the receipt of required clearances under applicable antitrust laws, the adoption of certain resolutions by Playa’s shareholders at the extraordinary general meeting of shareholders, and other customary conditions.
We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed transaction, we would remain liable for significant transaction costs and, in certain circumstances, reimbursement of Hyatt’s transaction expenses up to $8.0 million, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transaction. Certain costs associated with the proposed transaction have already been incurred or may be payable even if the proposed transaction is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including any adverse changes in our relationships with our strategic partners, including other hotel brands, and employees, could continue or accelerate in the event that we fail to consummate the proposed transaction.
Our share price may also fluctuate significantly based on announcements by Hyatt and other third parties or us regarding the transaction or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition or other conditions to the consummation of the transaction. Such announcements may lead to perceptions in the market that the transaction may not be completed, which could cause our share price to fluctuate or decline. If we do not consummate the transaction, the price of our ordinary shares may decline significantly from the current market price, which we believe reflects a market assumption that the proposed transaction will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our ordinary shares.
The Hyatt Purchase Agreement contains provisions that could discourage a potential competing acquirer.
Under the terms of the Hyatt Purchase Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire Playa and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Hyatt Purchase Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Hyatt of such proposal and negotiate in good faith with Hyatt prior to terminating the Hyatt Purchase Agreement or effecting a change in the recommendation of our Board of Directors to our shareholders with respect to the proposed transaction. The Hyatt Purchase Agreement also contains certain termination rights for both Hyatt and us and further provides that, upon termination of the Hyatt Purchase Agreement under specified circumstances, including certain terminations in connection with an alternative business combination or acquisition transaction or a change in the recommendation of our Board of Directors to our shareholders with respect to the proposed transaction as permitted by the terms of the Hyatt Purchase Agreement, we will be required to pay Hyatt a termination fee of approximately $56.3 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the cash proposed to be received or realized in the Hyatt transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Hyatt Purchase Agreement is terminated and we determine to seek another business combination or acquisition transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed transaction.
Shareholder litigation or creditor opposition could prevent or delay the closing of the proposed transaction or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of any future shareholder litigation, or creditor opposition under Dutch law, filed in connection with the proposed transaction. Such litigation or creditor opposition could cause a delay in completion of the proposed transaction or may adversely affect our ability to complete the proposed transaction. We could incur significant costs in connection with any such lawsuit or creditor opposition, including costs associated with the indemnification obligations we owe to our directors. If a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the proposed transaction, then such injunctive or other relief may prevent the proposed transaction from becoming effective within the expected time frame or at all.
We may be unable to obtain the regulatory approvals required to complete the proposed transaction.
One of the conditions to consummation of the proposed transaction is receipt of certain regulatory approvals, including the receipt of required approvals relating to anti-competition filings under Ley Federal de Competencia Económica - Economic Competition Federal Law of Mexico and any other applicable laws relating to antitrust or competition regulation, or the expiration or termination of their respective waiting periods, including any extensions. There can be no assurance that such regulatory approvals will be obtained. If such regulatory approvals are obtained, there can be no assurance as to the timing of such approvals, our ability to obtain the approvals on satisfactory terms or in the absence of any litigation challenging such approvals.
If the proposed transaction does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the proposed transaction, such delay or failure to complete the proposed transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our ordinary shares.

While the proposed transaction is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the proposed transaction may impair our ability to attract and retain qualified employees or retain and maintain relationships with our strategic partners, including other hotel brands.
Whether or not the proposed transaction is consummated, the proposed transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the transaction may divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effects of the proposed transaction, and the uncertainties may impact our ability to retain key personnel while the proposed transaction is pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the Company after closing, our business and results of operations may be adversely affected. In addition, we cannot predict how our strategic partners, including other hotel brands, will respond to the proposed transaction. Negative impacts to these business relationships could adversely affect our financial condition and results of operations.
In addition, the Hyatt Purchase Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the transaction, and restricts us from taking certain actions with respect to our business and financial affairs without Hyatt’s consent. Such restrictions will be in place until either the transaction is consummated or the Hyatt Purchase Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the transaction. For these and other reasons, the pendency of the transaction could adversely affect our business, operating results and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed transaction.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transaction, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Hyatt Purchase Agreement is terminated under specified circumstances, we would be required to pay to Hyatt a termination fee equal to approximately $56.3 million and/or reimburse Hyatt for its transaction expenses up to $8.0 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to Our Business

General economic uncertainty and weak demand in the lodging industry could have a material adverse effect on us.
Our business strategy depends significantly on demand for vacations generally and, more specifically, on demand for all-inclusive vacation packages. Actual or anticipated weak macroeconomic conditions in North America, especially the United States and Mexico, Europe and Asia, such as high levels of unemployment and underemployment, inflation, wage stagnation or an economic slowdown or recession could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests and have a negative impact on the lodging industry. We cannot provide any assurances that demand for all-inclusive vacation packages will remain consistent with or increase from current levels. Furthermore, our business is focused primarily on, and our acquisition strategy targets the acquisition of resorts in, the all-inclusive segment of the lodging industry (and properties that we believe can be converted into all-inclusive resorts in a manner consistent with our business strategy). This concentration exposes us to the risk of economic downturns in the lodging industry broadly and, more specifically, in the leisure dominated all-inclusive segment of the lodging industry. As a result of the foregoing, we could experience a prolonged period of decreased demand and/or price discounting in our markets, which would negatively affect our revenues and could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Elevated levels of inflation and/or interest rates could adversely impact us and our customers.
Elevated levels of inflation, including efforts of the U.S. Federal Reserve and other central banks to combat inflation by increasing interest rates, have resulted and may in the future result in increasing operating costs and borrowing costs and may increase the cost of refinancing our existing indebtedness. International trade disputes, including those related to tariffs, could also result in inflationary pressures that directly impact our costs, such as costs for constructions materials applicable to our redevelopment projects, as well as food and beverage costs. In addition, the degree and pace of these changes may result in adverse macroeconomic effects that could reduce our customers’ leisure travel budgets and corresponding demand for our resorts.
We are exposed to significant risks related to the geographic concentration of our resorts, including weather-related emergencies, natural disasters, and instability in government and public safety.
Our owned resorts are concentrated in Mexico (which accounted for 49.0% of our Total Net Revenue as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), the Dominican Republic (28.5% of our

Total Net Revenue) and Jamaica (21.0% of our Total Net Revenue) for the year ended December 31, 2024. When the countries and/or the regions of these countries in which our resorts are concentrated are adversely impacted by government or economic instability, public-safety issues, such as crime or power outages, weather-related emergencies, such as hurricanes or floods, or natural disasters, such as earthquakes, a number of our resorts could be adversely impacted by the same event, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects. We cannot assure you that any property or business interruption insurance will adequately address all losses, liabilities and damages.
In addition, the concentration of our resorts in Mexico, Jamaica, and the Dominican Republic expose us to the risk this region becomes relatively less popular with leisure travelers than competing regions, such as European destinations.
We have significant exposure to currency exchange rate risk.
The majority of our operating expenses are incurred locally at our resorts and are denominated in Mexican Pesos, Dominican Pesos or Jamaican dollars. The net proceeds from our outstanding debt borrowings were received and are payable by our subsidiaries in U.S. dollars and our functional reporting currency is U.S. dollars. An increase in the relative value of the local currencies, in which we incur our costs at each resort, relative to the U.S. dollar, in which our revenue from each resort is denominated, would adversely affect our results of operations for those resorts. Although we entered into short-term foreign currency forward contracts to hedge a portion of our forecasted operating expenses denominated in Mexican Pesos, we have been and may be in the future adversely affected by appreciation in the value of the Mexican Peso, Dominican Peso and Jamaican dollar against the U.S. dollar, or to prolonged periods of exchange rate volatility. These fluctuations have and may in the future negatively impact our financial condition, liquidity and results of operations to the extent we are unable to adjust our pricing accordingly. For example, during the year ended December 31, 2023, the value of the Mexican Peso increased relative to the U.S. dollar, which negatively impacted our Adjusted EBITDA and our Adjusted EBITDA Margin (as defined in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) by approximately $24.7 million and 260 basis points, respectively.

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
Twelve of the 24 resorts in our portfolio are located in Mexico, which has experienced high levels of crime for years, primarily due to the activities of drug cartels and related organized crime. There have occasionally been instances of criminal violence near our resorts. Criminal activities and the possible escalation of violence or other safety concerns associated with them, including food and beverage safety concerns, in regions where our resorts are located, or an increase in the perception among our prospective guests of an escalation of such violence or safety concerns, could instill and perpetuate fear among prospective guests and may lead to a loss in business at our resorts in Mexico because these guests may choose to vacation elsewhere or not at all. In addition, increases in actual or perceived violence, crime, civil unrest or other safety concerns in the Dominican Republic, Jamaica, or any other location where we may own a resort in the future may also lead to decreased demand for our resorts and negatively affect our business, financial condition, liquidity, results of operations and prospects. For example, the travel advisory issued by the United States government in

January 2024 regarding elevated levels of crime in Jamaica led to weaker demand for the reportable segment and in turn, negatively impacted our Jamaica resorts’ profitability during the year ended December 31, 2024.
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

Seventeen of the resorts in our portfolio bear the name of one or both of the Hyatt All-Inclusive Resort Brands, the Hilton all-inclusive resort brand (the “Hilton Brand”) or the Wyndham all-inclusive resort brand (the “Wyndham Brand”). As a result of this concentration, our success will depend, in part, on the continued success of these brands. We believe that building brand value is critical to increase demand and build guest loyalty. Consequently, if market recognition or the positive perception of any of the Hyatt All-Inclusive Resort Brands, Hilton Brand or Wyndham Brand is reduced or compromised, the goodwill associated with these resorts in our portfolio would likely be adversely affected. Under the applicable resort agreements with these partners, Hyatt, Hilton and Wyndham provide (or cause to be provided) various marketing services to the relevant resorts, and we may conduct local and regional marketing, advertising and promotional programs, subject to compliance with their requirements. We cannot assure you that we and our applicable partners will be successful in our marketing efforts to grow any of these brands.

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

Our strategic relationship with our brand partners, including Hyatt, is an important component of our business and brand strategy. However, there are very few restrictions preventing our brand partners from competing with us. For example, except for the Hyatt franchise agreements, we have no contractual right to operate any resort in our current or future portfolio under the Hyatt All-Inclusive Resort Brands or any other Hyatt-sponsored brands. Hyatt, in its sole discretion, may designate other third parties as authorized operators of resorts or Hyatt may decide to directly operate resorts under the Hyatt All-Inclusive Resort Brands or any other Hyatt brand, whether owned by third parties or Hyatt itself. Hyatt is also free to develop or license other all-inclusive resorts in the regions in which we operate, even under the Hyatt All-Inclusive Resort Brands (subject to certain territorial restrictions included in the Hyatt franchise agreements). Therefore, Hyatt has and can continue to compete against our resorts for market share and guests, and we have no contractual right to partner with Hyatt on opportunities for future resorts.

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

We are subject to competition from global hospitality branded companies in the all-inclusive market segment.
As demand for all-inclusive stays has increased, we have seen U.S. and European global hospitality branded companies enter the all-inclusive market segment. Competition from global branded hospitality companies may result in reduced market share and lower returns on investment for us as the increasing interest of global hospitality brands in the all-inclusive segment attracts more institutional capital to our target markets, increasing competition for the acquisition of hospitality assets and competition for individual guests, group reservations and conference business at our resorts. The entrance by global branded hospitality companies into the all-inclusive market segment may impact our ability to secure third-party management agreements as global hospitality branded companies are able to offer management agreements bundled with their branding services and a lower fee structure, resulting in competition for the management of all-inclusive resorts.
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
•the impact of war, crime, actual or threatened terrorist activity and heightened travel security measures instituted in response to war, terrorist activity or threats (including travel advisories issued by the U.S. Department of State, such as the Jamaica travel advisory issued in January 2024) and civil unrest;
•the impact of any economic or political instability in the countries where we operate due to unsettled political conditions, including civil unrest, widespread criminal activity, acts of terrorism, force majeure, war or other armed conflict, strikes and governmental actions;
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
•macroeconomic changes that could adversely impact the market where the resort is located; and
•governmental restrictions on the nature or size of a project.
In recent years we have experienced increases in construction timelines and construction costs due to increased competition for skilled construction labor and disruptions in the supply chain for materials, and these circumstances could continue or worsen in the future. As a result of the foregoing, we cannot assure you that any development, acquisition, expansion, repositioning and rebranding project, including our ongoing renovations at the Hyatt Ziva Los Cabos, Hyatt Ziva Puerto Vallarta and Hyatt Zilara Cancún, will be completed on time or within our budget or whether the ultimate rates of investment return will be in line with the returns forecasted at the time the project was commenced. If we are unable to complete a project on time or within our budget, the resort’s projected operating results may be adversely affected, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.
Given the beachfront locations of our resorts, we are particularly vulnerable to severe weather events, such as hurricanes, which may increase in frequency and severity as a result of climate change and adversely affect our business.
We have been and may continue to be adversely impacted by the consequences of climate change, such as increases in the frequency, duration and severity of weather events and changes in precipitation and temperature, which have resulted and may continue to result in physical damage or a decrease in demand for our properties, all of which are located in coastal beachfront locations that are vulnerable to significant property damage from hurricanes, tropical storms, tsunamis and flooding. For example, in 2024, 2023, and 2022, we incurred hurricane and severe weather repair expenses totaling $2.3 million, $0.4 million, and $8.6 million, respectively, that were not offset with insurance proceeds. Although a majority of our repair and clean-up expenses have been covered by insurance, including those related to the impacts of Hurricane Fiona in the Dominican Republic in September 2022, there is no assurance that, given the increasing burdens on insurance companies from severe weather events, we will be able to continue to obtain adequate insurance against these types of losses, or that our insurers will in the future be in a position to satisfy our claims. In addition, the costs of insurance against these types of events have increased significantly in recent years. For example, property insurance costs of our comparable resorts in 2024 were 131.4% higher than in 2019.
In addition, changes in applicable legislation and regulation on climate change could result in increased capital expenditures, such as a result of changes in building codes or requirements to improve the energy efficiency of the properties. In addition, the ongoing transition away from carbon-based energy presents certain risks for us and our target customers, including macroeconomic risks related to high energy costs and energy shortages, among other things. Furthermore, legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment.
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
Many of our resorts are beach-front properties that have been exposed to elevated levels of sargassum seaweed, and sargassum has washed up onshore in various geographies in Mexico. If not removed promptly, the seaweed can overrun the beach, making it difficult to swim in the water and generating a foul odor if it is allowed to rot. Heightened level of sargassum in the past has led to negative media coverage and increased awareness of the potential problem and has required additional operating expenses to remove it. Although we do our best to remove the seaweed and prevent the build-up, the exact cause of overgrowth is unknown. If we are unable to successfully mitigate the impact of the seaweed build-up, there may be a reduction in demand from certain guests for our resorts.
Our insurance may not be adequate to cover our potential losses, liabilities and damages, the cost of insurance may continue to increase materially, including as a result of severe weather events that may be related to climate change, and we may not be able to secure insurance to cover all of our risks.
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
Our success depends in large part on our ability to attract, retain, train, manage and engage skilled employees. As of December 31, 2024, we directly and indirectly employed approximately 13,000 employees worldwide at both our corporate offices and on-site at our resorts. If we are unable to attract, retain, train, manage, and engage skilled employees, our ability to manage and staff our resorts could be impaired, which could reduce guest satisfaction. Staffing shortages in places where our resorts are located also could hinder our ability to grow and expand our businesses. We have been subject to increased labor costs at our resorts in recent years. Because payroll costs are a major component of the operating expenses at our resorts, a shortage of skilled labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations and cash flows.

A significant number of our employees are unionized, and labor negotiations or work stoppages could disrupt our operations.
Approximately 25% of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively and we are exposed to the risk of disruptions to our operations. Our results could be adversely affected if future labor negotiations were to disrupt our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we were unable to negotiate labor contracts on reasonable terms, we could be materially and adversely affected, including our results of operations. In addition, our ability to make adjustments to control compensation and benefits costs, rebalance our portfolio or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
The availability and affordability of commercial airline and tour operator services is important to our business.
Many of our guests depend on a combination of scheduled commercial airline services and tour operator services to transport them to airports near our resorts. Increases in the price of airfare, due to increases in fuel prices, reductions in service, or other factors such as inflation or staffing shortages, increase the overall vacation cost to our guests and may adversely affect demand for our vacation packages. Changes in commercial airline services or tour operator services as a result of strikes, information technology outages, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings, could have a material adverse effect on us, including our Occupancy rates and revenue and, therefore, our liquidity and results of operations.
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
As of December 31, 2024, our total debt obligations were $1,095.2 million, which represents the principal amounts outstanding under our term loan issued in December 2022 (the “Term Loan due 2029”) and revolving credit facility (the “Revolving Credit Facility,” and, collectively with the Term Loan due 2029, the “Senior Secured Credit Facility”) and finance lease obligations, excluding $20.7 million of issuance discounts and $5.0 million of unamortized debt issuance costs. In addition, the terms of the Senior Secured Credit Facility permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.
Our substantial debt may have important consequences to our shareholders. For instance, it could:
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

If such terms are not interpreted in a manner that is consistent with current Dutch national guidance on which Playa Resorts Holding B.V. (our wholly-owned subsidiary) relies, Playa Resorts Holding B.V. could be categorized as a “credit institution” as a consequence of borrowing under our Senior Secured Credit Facility or having issued senior notes if it is deemed to be “an undertaking the business of which is to receive deposits or other repayable funds from the public and to grant credits for its own account.” This would require it to obtain a banking license and it could be deemed to be in violation of the prohibition on conducting the business of a bank without such a license. With respect to the borrowing under our Senior Secured Credit Facility or of issuing senior notes, Playa Resorts Holding B.V. could also be deemed to be in violation of the prohibition on attracting repayable funds from the public. In each such case, it could, as a result, be subject to certain enforcement measures such as a warning and/or instructions by the regulator, incremental penalty payments (last onder dwangsom) and administrative fines (bestuurlijke boete), which all may be disclosed publicly by the regulator.
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
The increasing use of online travel agencies by consumers could have a material adverse effect on us.
Some of our vacation packages are booked through online travel agencies, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. Bookings through these intermediaries generally result in higher commissions, reduced room rates or other significant contract concessions from us which, together, reduce our margins. Moreover, some of these online travel agencies are attempting to offer lodging as a commodity, by increasing the importance of price and general indicators of quality, such as “three-star downtown hotel,” at the expense of brand identification or quality of product or service. If our guests increasingly use Internet reservations systems rather than our booking system or those of the brands we own and operate, our financial results would be adversely impacted.
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
We routinely face risks of potential cybersecurity incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, email attachments, phishing attempts, extortion or other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party providers, will be effective. In addition, although we obtain assurances from third-parties that they have systems and processes in place to protect our guest, employee and company data, and that they will take steps to assure the protection of such data, third-party service providers may also be subject to data intrusion or data breach. Any compromise of the confidential data of our guests, employees, or business, or the failure to prevent or mitigate the loss of or damage to this data through breach, could result in operational, reputational, competitive, or other business harm, as well as financial costs and regulatory action.
While we employ a variety of measures to prevent, detect, and mitigate these threats, our systems and those of third-parties on which we rely are vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, employee error, negligence, fraud or other misuse, and given the sophistication of hackers to gain unauthorized access to our sensitive information, we may not be able to detect the breach for long periods of time or at all. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of guest, employee or company data or damage to our systems, which could harm our reputation, result in an interruption or disruption of our services or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. As a result, future incidents could have a material adverse impact on us, including our business, our financial condition, liquidity and results of operations and prospects. As of December 31, 2024, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years.
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
We generally seek to structure our business activities in the jurisdictions in which we operate in a manner that is tax-efficient, taking into account the relevant tax laws, rules and regulations. However, tax laws, rules and regulations in these jurisdictions are complex and are subject to change as well as subject to interpretation by local tax authorities and courts. There can be no assurance that these tax laws, rules and regulations (or interpretations thereof) will not change, possibly with retroactive effect, or that local tax authorities may not otherwise successfully assert positions contrary to those taken by us. In any such case, we may be required to operate in a less tax-efficient manner, incur costs and expenses to restructure our operations and/or owe past taxes (and potentially interest and penalties), which in each case could negatively impact our operations or liquidity.
On December 15, 2022, the Council of the European Union formally adopted the EU Pillar 2 Directive. The EU Pillar 2 Directive aims at consistently implementing among all 27 member states the OECD's Global Anti-Base Erosion Model Rules (GloBe Rules), which are aimed at reducing the opportunities for base erosion and profit shifting with the goal to ensure that the largest multinational groups of companies pay a minimum rate of corporate tax of 15%. EU Member States were required to transpose the EU Pillar 2 Directive into their national laws and apply the Pillar 2 measures in respect of the fiscal years beginning on or after December 31, 2023. The Netherlands transposed the EU Pillar 2 Directive into its national legislation with effect from December 31, 2023 pursuant to the Dutch Minimum Tax Act 2024 (Wet minimumbelasting 2024). As we are subject to the Dutch Minimum Tax Act 2024, our results of operations for the year ended December 31, 2024 were significantly affected by this legislation. In 2024, we recognized $14.0 million of additional tax expense in the Netherlands, which increased our effective tax rate by 17.1% compared to the year ended December 31, 2023. The Dutch Tax Authorities (Belastingdienst) could interpret or issue guidance on how provisions of the Dutch Minimum Tax Act 2024 will be applied or otherwise administered that differs from our interpretation, which could materially affect our tax obligations and effective tax rate.
Other (non-EU) countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We continue to monitor the potential impacts of ongoing OECD initiatives, such as country-by-country reporting, and other legislative changes in all jurisdictions where we have a tax presence. Our financial results may be negatively impacted if these changes are enacted into law, in whole or in part.
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
Our corporate affairs, as a Dutch public limited liability company (naamloze vennootschap), are governed by our Articles of Association, internal rules and policies adopted by our Board and by the laws governing companies incorporated in the Netherlands. There can be no assurance that Dutch law will not change in the future or that it will serve to protect shareholders in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of our shareholders.
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
A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Finally, there may be specific other instances including pursuant to anti-boycott rules and regulations, where Dutch law prohibits the recognition and enforcement of a United States judgement. United States investors may not be able, or experience difficulty, to enforce a judgment obtained in a United States court against us or our officers.
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
As of January 31, 2025, approximately 10% of our outstanding ordinary shares were beneficially owned by Sagicor Financial Corporation Limited and its designated director on our Board. As a result, Sagicor and its affiliates may be able to influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of our Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. So long as this shareholder and/or its affiliates continue to directly or indirectly own a significant amount of our outstanding equity interests and have the right to designate a director to our Board and/or one or more committees thereof, this shareholder may be able to exert substantial influence on us and may be able to exercise its influence in a manner that is not in the interests of our other stakeholders. This shareholder’s influence over our management could have the effect of delaying, deferring or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for our ordinary shares. Prospective investors in our ordinary shares should consider that the interests of this shareholder may differ from their interests in material respects.
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
If our disclosure metrics relating to climate change and other sustainability topics are lower than those of our peers, this may lead to reputational risk or other financial repercussions.
Directive (EU) 2022/2464 of the European Parliament and of the Council of December 14, 2022 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/ EU, regarding corporate sustainability reporting (the “CSRD”), was effective on January 5, 2023 and will apply to our financial and sustainability reporting for the year ended December 31, 2025. The CSRD has been designed to strengthen the disclosure rules regarding social and environmental information and seeks to provide investors and other stakeholders with access to the information they need to assess investment risks arising from climate change and other sustainability topics. The CSRD will require us to have an audit of the sustainability information that we report on. If our disclosure metrics relating to climate change and other sustainability topics are lower than those of our peers in the industry, this may lead to reputational risk which may lead to onward financial repercussions such as a decrease in share price or difficulty in raising capital.

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

Management and Board Oversight

The Company employs a robust system of information technology and cybersecurity controls across its enterprise to assess, identify, and manage material risks from cybersecurity threats. This framework is implemented and overseen by management’s information security and compliance department, which is led by the Company’s Vice President, IT Security & Compliance. The Vice President, IT Security & Compliance, who reports directly to Senior Vice President, Information Technology, has a Bachelor of Science in Commerce, with concentrations in management information systems and marketing, and has over 30 years’ experience in all aspects of IT, including managing development, operations, cybersecurity, and other key areas. The Senior Vice President, Information Technology, has an Executive Technology Leadership Certificate in IT from Cornell University and has over 25 years of IT experience leading large-scale initiatives to enhance infrastructure and architecture based on emerging technologies and strategies. The Vice President, IT Security & Compliance and Senior Vice President, Information Technology, provide regular briefings to our senior management team on cybersecurity matters, including threats, events, and program enhancements. The Company also has a network of regional information technology directors stationed in each region where our resorts are located, who are integrated into the overall enterprise information technology security and compliance program. The Company references a recognized third-party cybersecurity framework to evaluate and manage cyber risk within the Company. We regularly benchmark against this framework and use the findings to develop and fine tune our cybersecurity roadmap for ongoing evolution and improvement.
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
Pursuant to its charter, the Audit Committee of the Board, which consists solely of independent directors and whose chair has cybersecurity experience, reviews, discusses with management, and oversees the Company’s privacy, information technology and security and cybersecurity risk exposures, including: (1) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (2) the programs and steps implemented by management to monitor and mitigate any exposures; (3) the Company’s information governance and information security policies and programs; and (4) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. The Audit Committee receives quarterly updates from the Company’s Senior Vice President, Information Technology, Vice President, IT, Security & Compliance, internal audit function, and/or other members of our executive leadership team, including a detailed threat assessment relating to information technology and cybersecurity risks as well as short- and long-term plans to mitigate identified risks and invest in new technological solutions and resources to support our cybersecurity program. The Board also receives updates on cybersecurity matters from the Company’s Senior Vice President, Information Technology, Vice President, IT, Security & Compliance, internal audit function, and/or other members of our executive leadership team on at least an annual basis, with periodic updates provided as needed. The Audit Committee and the Board consider cybersecurity as part of the Company’s business strategy, financial planning, and capital allocation.
Annually, we offer cybersecurity training programs to our Board. The cybersecurity trainings are designed to provide Board-level insight into cybersecurity strategy, leadership, and management in addition to organizational best practices to prepare, protect and respond against new and emerging cybersecurity risks and breaches.

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
We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, each of our associates is required to complete information security and data privacy training on an annual basis to reinforce awareness of cybersecurity risks to the organization. Updates are provided to associates on an ongoing basis through cybersecurity awareness email campaigns, break room posters, and other methods of communication.
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

Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by our cyber defense team, notifications from employees, vendors or service providers, and notifications from third party information technology system providers. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response team designated pursuant to our IRP follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event (e.g., ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.

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
We have relationships with or access to a number of third-party service providers to assist with cybersecurity containment and remediation efforts, including a security operations center (SOC) provider, specialists in backup and recovery, a forensic investigation firm, a ransomware recovery vendor, insurance providers, communications and public relations firms, and various law firms.
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

Cybersecurity Risks
As of December 31, 2024, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. However, we routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential, and personal information that resides on or is transmitted through them, are subject to the risk of a security incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party providers. For a discussion of these risks, see “Item 1A–Risk Factors– Cyber risk and the failure to maintain the integrity of internal or guest data could harm our reputation and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions or lawsuits.”

Item 2. Properties.
As of December 31, 2024, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Paradise Cove Beach Resort & Spa (1)	Runaway Bay, Jamaica	Jewel (adults-only)	Playa	2013	225
Jewel Grande Montego Bay Resort & Spa (2)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					6,004
Managed Resorts (3)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
The Yucatán Playa del Carmen All-Inclusive Resort(4)	Playa del Carmen, Mexico	Tapestry Collection by Hilton (adults-only)	Playa	2012	60
Seadust Cancún Family Resort	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Tres Ríos Riviera Maya (5)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Vallarta	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná (6)	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1999; 2014; 2023	404
Wyndham Alltra Punta Cana (7)	Punta Cana, Dominican Republic	Wyndham (all ages)	Playa	2004; 2024	620
Paraiso de la Bonita (8)	Riviera Maya, Mexico	The Luxury Collection by Marriott (adults-only)	Playa	2001; 2024	100
Total Rooms Operated					2,623
Total Rooms Owned and Operated					8,627

(1) On December 18, 2024, we entered into an agreement to sell this resort to a third-party. On February 20, 2025, we completed the sale.
(2) Represents an 88-unit tower and spa owned by us. We manage the majority of the units within the remaining two condo-hotel towers owned by Sagicor Financial Corporation Limited that comprise the Jewel Grande Montego Bay Resort & Spa.
(3) Owned by a third party.
(4) We terminated our management agreement for this resort in February 2025.
(5) We entered into a management agreement to operate this resort during the second quarter of 2022. The resort is currently undergoing renovations and we expect to commence operations in mid 2025.
(6) We entered into a management agreement to operate this resort during the first quarter of 2023. We commenced operations in March 2024.
(7) We entered into a management agreement to operate this resort, formerly the Jewel Punta Cana, in connection with its sale in December 2023. The resort is currently closed for renovations and we expect to commence operations in early 2025.
(8) We entered into a management agreement to operate this resort during the second quarter of 2024. We commenced operations in January 2025.

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
Shareholder Information
As of February 21, 2025, we had 122,988,198 ordinary shares outstanding that were held by approximately 40 shareholders of record, which does not include Depository Trust Company participants, beneficial owners holding shares through nominee names or our employees holding restricted shares granted pursuant to our 2017 Omnibus Incentive Plan that have not vested.
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

Performance Graph
The graph below compares the cumulative total return for our ordinary shares from December 31, 2019 through December 31, 2024 with the comparable cumulative return of two indices: the Dow Jones United States Travel and Leisure Index (“DJUSCG”) and the Russell 2000 Index (“RUSSELL 2000”). The graph assumes $100 was invested on December 31, 2019 in our ordinary shares and the two indices presented.

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of our ordinary shares during the three months ended December 31, 2024:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program(2)	Maximum approximate dollar value of shares that may yet be purchased under the program ($ in thousands)(2)
October 1, 2024 to October 31, 2024	2,999,970	$8.33	2,999,970	$52,056
November 1, 2024 to November 30, 2024	—	—	—	52,056
December 1, 2024 to December 31, 2024	—	—	—	52,056
Total	2,999,970	$8.33	2,999,970	$52,056
________
(1) The average price paid per share and maximum approximate dollar value of shares disclosed above include broker commissions and exclude taxes.
(2) In December 2023, our Board established a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The share repurchase authorization has no expiration date. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
Playa, through its subsidiaries, is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of December 31, 2024, Playa owned and/or managed a total portfolio consisting of 24 resorts (8,627 rooms) located in Mexico, Jamaica, and the Dominican Republic:
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
•In the Dominican Republic, we own and manage Hilton La Romana All-Inclusive Family Resort, Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana, and Hyatt Ziva Cap Cana; and
•We also manage eight resorts on behalf of third-party owners.
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
For the year ended December 31, 2024, we generated net income of $73.8 million, total revenue of $938.6 million, Net Package RevPAR of $332.20 and Adjusted EBITDA of $258.0 million. For the year ended December 31, 2023, we generated net income of $53.9 million, total revenue of $977.5 million, Net Package RevPAR of $309.50 and Adjusted EBITDA of $271.9 million.

The Proposed Hyatt Transaction
On February 9, 2025, we entered into the Hyatt Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, a wholly-owned subsidiary of Hyatt will commence a tender offer to purchase all of our outstanding ordinary shares at a cash price of $13.50 per share, less any applicable withholding taxes and without interest. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a corporate reorganization that will result in Hyatt owning all of our ordinary shares. Upon completion of the corporate reorganization, Playa will no longer be a publicly traded company and will cease to exist, and the listing of the ordinary shares on Nasdaq will have been terminated. Refer to Note 18 to our Consolidated Financial Statements regarding the Hyatt Purchase Agreement, the transactions provided for thereunder, and the various conditions to closing the transaction. Refer to Item 1A. “Risk Factors” for a summary of risks related to the transaction.
Results of Operations

Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change	% Change
Revenue
Package	$796,487	$824,122	$(27,635)	(3.4)%
Non-package	118,640	121,422	(2,782)	(2.3)%
The Playa Collection	5,949	3,642	2,307	63.3%
Management fees	6,148	7,030	(882)	(12.5)%
Cost reimbursements	9,873	12,475	(2,602)	(20.9)%
Other revenues	1,472	8,813	(7,341)	(83.3)%
Total revenue	938,569	977,504	(38,935)	(4.0)%
Direct and selling, general and administrative expenses
Direct	498,166	516,449	(18,283)	(3.5)%
Selling, general and administrative	199,367	192,822	6,545	3.4%
Depreciation and amortization	78,580	81,827	(3,247)	(4.0)%
Reimbursed costs	9,873	12,475	(2,602)	(20.9)%
(Gain) loss on sale of assets	(18,161)	5,069	(23,230)	(458.3)%
Gain on insurance proceeds	(2,886)	(5,580)	2,694	48.3%
Business interruption insurance recoveries	(281)	(555)	274	49.4%
Direct and selling, general and administrative expenses	764,658	802,507	(37,849)	(4.7)%
Operating income	173,911	174,997	(1,086)	(0.6)%
Interest expense	(89,364)	(108,184)	18,820	17.4%
Loss on extinguishment of debt	(1,043)	(894)	(149)	(16.7)%
Other expense	(1,738)	(353)	(1,385)	(392.4)%
Net income before tax	81,766	65,566	16,200	24.7%
Income tax provision	(7,953)	(11,714)	3,761	32.1%
Net income	$73,813	$53,852	$19,961	37.1%

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
Our comparable portfolio for the year ended December 31, 2024 excludes Jewel Palm Beach, which was sold in September 2024, the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during 2024, and Jewel Punta Cana, which was sold in December 2023.

Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	73.6%	72.0%	1.6	pts	2.2%
Net Package ADR	$451.49	$430.12	$21.37		5.0%
Net Package RevPAR	$332.20	$309.50	$22.70		7.3%
	($ in thousands)
Net Package Revenue	$773,675	$801,507	$(27,832)		(3.5)%
Net Non-package Revenue	117,171	119,937	(2,766)		(2.3)%
The Playa Collection Revenue	5,949	3,642	2,307		63.3%
Management Fee Revenue	6,148	7,030	(882)		(12.5)%
Other Revenues	1,472	2,328	(856)		(36.8)%
Total Net Revenue	904,415	934,444	(30,029)		(3.2)%
Adjusted EBITDA(1)	$258,049	$271,947	$(13,898)		(5.1)%
Adjusted EBITDA Margin(1)	28.5%	29.1%	(0.6)	pts	(2.1)%
________
(1)    For the years ended December 31, 2024 and 2023, Adjusted EBITDA includes a benefit of $3.2 million and $6.1 million, respectively, from business interruption proceeds and recoverable expenses related to Hurricane Fiona that impacted the Dominican Republic in the second half of 2022.
Comparable Portfolio

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	76.0%	77.8%	(1.8)	pts	(2.3)%
Net Package ADR	$460.85	$452.85	$8.00		1.8%
Net Package RevPAR	$350.30	$352.34	$(2.04)		(0.6)%
	($ in thousands)
Net Package Revenue	$651,044	$653,061	$(2,017)		(0.3)%
Net Non-package Revenue	97,578	98,309	(731)		(0.7)%
The Playa Collection Revenue	5,949	3,642	2,307		63.3%
Management Fee Revenue	6,148	7,030	(882)		(12.5)%
Other Revenues	1,472	2,328	(856)		(36.8)%
Total Net Revenue	762,191	764,370	(2,179)		(0.3)%
Adjusted EBITDA	$216,232	$233,828	$(17,596)		(7.5)%
Adjusted EBITDA Margin	28.4%	30.6%	(2.2)	pts	(7.2)%

Total Revenue and Total Net Revenue
Our Total Revenue for the year ended December 31, 2024 decreased $38.9 million, or 4.0%, compared to the year ended December 31, 2023 and our Total Net Revenue for the year ended December 31, 2024 decreased $30.0 million, or 3.2%, compared to the year ended December 31, 2023.
The decreases in Total Revenue and Total Net Revenue were primarily due to:
•reduced demand in our Jamaica segment, which was primarily impacted by the Jamaica travel advisory issued by the United States government on January 23, 2024;
•renovation work at the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta; and
•a decrease in Net Non-package Revenue of $2.8 million, or 2.3%, driven by the sale of the Jewel Punta Cana and Jewel Palm Beach resorts. Net Non-package Revenue per sold room increased 6.2% compared to the year ended December 31, 2023;
•Excluding these resorts, Net Non-package Revenue decreased 0.2% compared to the year ended December 31, 2023 and Net Non-package Revenue per sold room increased 3.3% compared to the year ended December 31, 2023; partially offset by

•an increase in Occupancy of 1.6 percentage points;
•Excluding Jewel Punta Cana and Jewel Palm Beach, Occupancy decreased 2.8 percentage points compared to the year ended December 31, 2023; and
•a 5.0% increase in Net Package ADR.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Net Package ADR increased 1.1% compared to the year ended December 31, 2023.
Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the year ended December 31, 2024 decreased $13.9 million, or 5.1%, compared to the year ended December 31, 2023 due to:
•the negative impact to our Jamaica segment from the travel advisory issued by the United States government;
•the negative impact to our Jamaica and Yucatán Peninsula resorts as a result of Hurricane Beryl;
•the renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta;
•an increase in insurance premiums and labor and related expenses compared to the year ended December 31, 2023; and
•a decrease in the benefit from business interruption insurance related to the disruption caused by Hurricane Fiona in our Dominican Republic segment in the second half of 2022.
•Adjusted EBITDA includes a positive impact of $3.2 million from business interruption insurance proceeds during the year ended December 31, 2024 compared to $6.1 million during the year ended December 31, 2023; partially offset by
•a favorable impact of $1.0 million from the appreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 13).
Our Adjusted EBITDA Margin for the year ended December 31, 2024 decreased 0.6 percentage points, or 2.1%, compared to the year ended December 31, 2023.
•Excluding Jewel Punta Cana and Jewel Palm Beach, Adjusted EBITDA Margin decreased 2.5 percentage points compared to the year ended December 31, 2023. Adjusted EBITDA Margin was positively impacted by 10 basis points due to the depreciation of the Mexican Peso and 40 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona. For the year ended December 31, 2023, Adjusted EBITDA Margin was positively impacted by 70 basis points from business interruption proceeds and recoverable expenses related to Hurricane Fiona.
•Excluding these impacts and the Jewel Punta Cana and Jewel Palm Beach, our Adjusted EBITDA Margin would have been 28.7%, a decrease of 2.3 percentage points compared to the year ended December 31, 2023, resulting from the impact to our Jamaica resorts from the travel advisory, impact to our Jamaica and Yucatán Peninsula resorts as a result of Hurricane Beryl, as well as renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.

The following table shows a reconciliation of comparable Net Package Revenue, Net Non-package Revenue, Management Fee Revenue and Total Net Revenue to total revenue for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2024	2023	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$651,044	$653,061	$(2,017)	(0.3)%
Non-comparable Net Package Revenue	122,631	148,446	(25,815)	(17.4)%
Net Package Revenue	773,675	801,507	(27,832)	(3.5)%

Net Non-package Revenue
Comparable Net Non-package Revenue	97,578	98,309	(731)	(0.7)%
Non-comparable Net Non-package Revenue	19,593	21,628	(2,035)	(9.4)%
Net Non-package Revenue	117,171	119,937	(2,766)	(2.3)%

The Playa Collection Revenue	5,949	3,642	2,307	63.3%
Management Fee Revenue	6,148	7,030	(882)	(12.5)%
Other Revenues	1,472	2,328	(856)	(36.8)%

Total Net Revenue
Comparable Total Net Revenue	762,191	764,370	(2,179)	(0.3)%
Non-comparable Total Net Revenue	142,224	170,074	(27,850)	(16.4)%
Total Net Revenue	904,415	934,444	(30,029)	(3.2)%
Compulsory tips	24,281	24,100	181	0.8%
Cost reimbursements	9,873	12,475	(2,602)	(20.9)%
Contract termination fees	—	6,485	(6,485)	(100.0)%
Total revenue	$938,569	$977,504	$(38,935)	(4.0)%
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,		Increase/Decrease
	2024	2023	Change	% Change
Direct expenses	$498,166	$516,449	$(18,283)	(3.5)%
Less: compulsory tips	24,281	24,100	181	0.8%
Net Direct Expenses	$473,885	$492,349	$(18,464)	(3.8)%
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
Our Net Direct Expenses were $473.9 million, or 52.4% of Total Net Revenue for the year ended December 31, 2024 and $492.3 million, or 52.7% of Total Net Revenue for the year ended December 31, 2023. Net Direct Expenses for the year ended December 31, 2024 decreased $18.5 million, or 3.8%, compared to the year ended December 31, 2023, primarily due to the following:
•depreciation of the Mexican Peso compared to the year ended December 31, 2023, which impacted the majority of our expenses in Mexico but primarily decreased labor and food and beverage expenses during the year ended December 31, 2024;
•decreased expenses due to the sale of Jewel Punta Cana in December 2023 and Jewel Palm Beach in September 2024; and
•decreased Occupancy in Jamaica and the Pacific Coast segments which resulted in fewer expenses compared to the year ended December 31, 2023.

Partially offset by:
•increased labor and related expenses as a result of union-negotiated and government-mandated wage and benefit increases compared to the year ended December 31, 2023.

Our Net Direct Expenses consist of the following ($ in thousands):

Total Portfolio

	Year Ended December 31,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverage	$104,192	$113,070	$(8,878)	(7.9)%
Guest costs	19,453	21,430	(1,977)	(9.2)%
Salaries and wages	195,520	194,525	995	0.5%
Repairs and maintenance	22,310	23,503	(1,193)	(5.1)%
Utilities and sewage	43,146	47,744	(4,598)	(9.6)%
Licenses and property taxes	4,390	3,717	673	18.1%
Incentive and management fees	—	41	(41)	(100.0)%
Franchise and license fees	48,116	47,785	331	0.7%
Transportation and travel expenses	6,589	7,084	(495)	(7.0)%
Laundry and cleaning expenses	6,155	6,993	(838)	(12.0)%
Property and equipment rental expense	5,399	6,225	(826)	(13.3)%
Entertainment expenses and decoration	12,261	12,839	(578)	(4.5)%
Office supplies	1,070	1,346	(276)	(20.5)%
Other operational expenses	5,284	6,047	(763)	(12.6)%
Total Net Direct Expenses	$473,885	$492,349	$(18,464)	(3.8)%
Comparable Portfolio

	Year Ended December 31,		Increase/Decrease
	2024	2023	Change	% Change
Food and beverage	$88,025	$90,522	$(2,497)	(2.8)%
Guest costs	17,682	18,239	(557)	(3.1)%
Salaries and wages	162,849	154,367	8,482	5.5%
Repairs and maintenance	19,010	17,663	1,347	7.6%
Utilities and sewage	36,259	36,151	108	0.3%
Licenses and property taxes	3,842	2,913	929	31.9%
Franchise and license fees	40,250	39,214	1,036	2.6%
Transportation and travel expenses	5,395	5,278	117	2.2%
Laundry and cleaning expenses	5,495	6,011	(516)	(8.6)%
Property and equipment rental expense	4,719	5,099	(380)	(7.5)%
Entertainment expenses and decoration	10,205	10,178	27	0.3%
Office supplies	905	1,028	(123)	(12.0)%
Other operational expenses	4,410	4,541	(131)	(2.9)%
Total Net Direct Expenses	$399,046	$391,204	$7,842	2.0%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2024 increased $6.5 million, or 3.4%, compared to the year ended December 31, 2023. The increase was primarily driven by a $3.2 million increase in insurance expense driven by higher insurance premiums for the current year, a $2.7 million increase in hurricane and severe weather repair expenses, a $1.9 million increase in the provision for doubtful accounts and a $1.1 million increase in professional fees. We also experienced an increase in share-based compensation expense of $1.7 million increase due to an increase in the number of restricted and share performance awards granted in 2024. These increases were partially offset by a $2.2 million decrease in travel agent and tour operator commission expenses due to lower occupancies from the travel advisory issued by the United States government in Jamaica, renovation work in the Pacific Coast segment, and the sale of the Jewel Punta Cana, a $0.7 million decrease in advertising expenses, a $0.7 million decrease in credit card commissions, and a $0.5 million decrease in transaction expenses.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the year ended December 31, 2024 decreased $3.2 million, or 4.0%, compared to the year ended December 31, 2023 due to the sale of the Jewel Punta Cana and Jewel Palm Beach and accelerated depreciation recorded on asset disposals at Hyatt Zilara Cancún in 2023, partially offset by accelerated depreciation related to the ongoing renovations of the Hyatt Ziva Los Cabos in 2024.
Gain on Sale of Assets
Our gain on sale of assets for the year ended December 31, 2024 increased $23.2 million, or 458.3%, compared to the year ended December 31, 2023 due to the gain of $18.1 million recognized in connection with the sale of the Jewel Palm Beach in September 2024. We recognized a loss of $5.0 million on the sale of Jewel Punta Cana in December 2023.
Gain on Insurance Proceeds
Our gain on insurance proceeds for the year ended December 31, 2024 decreased $2.7 million, or 48.3%, compared to the year ended December 31, 2023 as a result of fewer business interruption insurance proceeds received in 2024 related to the temporary closure of two of our resorts in the Dominican Republic in the second half of 2022 from Hurricane Fiona.
Interest Expense
Our interest expense for the year ended December 31, 2024 decreased $18.8 million, or 17.4%, compared to the year ended December 31, 2023. The decrease in interest expense was driven primarily by an $11.7 million decrease from the repricing of our Term Loan due 2029 to incur interest based on SOFR plus a margin of 2.75%, a decrease from SOFR plus a margin of 4.25%, and a $6.3 million decrease due to the change in fair value of our prior LIBOR-based interest rate swaps recognized during the year ended December 31, 2023. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income.
Cash interest paid was $85.9 million for the year ended December 31, 2024, representing a $11.5 million, or 11.8% decrease as compared to the year ended December 31, 2023. The decrease was primarily driven by a $11.0 million decrease from the repricing of our Term Loan due 2029.
Income Tax Provision

Our income tax provision for the year ended December 31, 2024 was $8.0 million, a decrease of $3.7 million compared to the year ended December 31, 2023, during which time we reported an income tax provision of $11.7 million. The decrease was driven primarily by a $14.5 million decrease in tax expense related to changes in the valuation allowance, a $12.0 million decrease in tax expense related to a capital gains tax recorded on the equity sale of Jewel Punta Cana in 2023, a $4.7 million increase in tax benefit related to capital gain on the equity sale of Jewel Palm Beach exempt for Netherlands tax purposes in 2024, a $9.5 million decrease in tax expense related to stock compensation and other non-deductible expenses, and a $5.4 million decrease in tax expense due to foreign exchange rate fluctuations,. These decreases were partially offset by $14.0 million increased tax expense under the Dutch Minimum Tax Act 2024, $4.2 million increased tax expense related to higher pretax book income, and a $24.7 million reduction in benefit due to lower PTBI at our rate-favorable jurisdictions where we are subject to tax at rates below the 25.8% Netherlands statutory tax rate.
The Dutch Minimum Tax Act 2024 was enacted with effect from December 31, 2023 to ensure a global minimum effective tax rate of 15% for multinational enterprises with annual turnover of at least €750 million. In the event the effective tax rate of a group in any jurisdiction is below the minimum rate of 15%, the Dutch Minimum Tax Act 2024 levies a top-up tax in accordance with the GloBE Rules to achieve a 15% minimum effective tax rate. As we are incorporated in the Netherlands, we are subject to certain enacted provisions of the Dutch Minimum Tax Act 2024 beginning in 2024. In 2024, we recorded $14.0 million of current income tax expense for top-up taxes levied by the Netherlands on earnings of low-taxed group companies.

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
“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the years ended December 31, 2024, 2023 and 2022.
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
Our comparable portfolio for the year ended December 31, 2024 excludes Jewel Palm Beach, which was sold in September 2024, the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during 2024, and Jewel Punta Cana, which was sold in December 2023.

A reconciliation of net income or loss as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Years Ended December 31, 2024 and 2023
We evaluate our business segment operating performance using Owned Net Revenue and Owned Resort EBITDA for each segment. The following tables summarize Owned Net Revenue and Owned Resort EBITDA, by segment, for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$317,590	$306,259	$11,331	3.7%
Pacific Coast	125,742	141,582	(15,840)	(11.2)%
Dominican Republic	257,895	253,700	4,195	1.7%
Jamaica	189,619	219,903	(30,284)	(13.8)%
Total Owned Net Revenue	890,846	921,444	(30,598)	(3.3)%
Other	1,472	2,328	(856)	(36.8)%
The Playa Collection Revenue	5,949	3,642	2,307	63.3%
Management Fee Revenue	6,148	7,030	(882)	(12.5)%
Total Net Revenue	$904,415	$934,444	$(30,029)	(3.2)%

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$109,652	$104,841	$4,811	4.6%
Pacific Coast	42,796	53,509	(10,713)	(20.0)%
Dominican Republic (1)	99,067	80,078	18,989	23.7%
Jamaica	51,323	80,500	(29,177)	(36.2)%
Total Owned Resort EBITDA	302,838	318,928	(16,090)	(5.0)%
Other corporate	(56,886)	(57,653)	767	(1.3)%
The Playa Collection Revenue	5,949	3,642	2,307	63.3%
Management Fee Revenue	6,148	7,030	(882)	(12.5)%
Total Adjusted EBITDA	$258,049	$271,947	$(13,898)	(5.1)%
__________
(1) For the years ended December 31, 2024 and 2023, Owned Resort EBITDA includes a benefit of $3.2 million and $6.1 million, respectively, from business interruption insurance proceeds and recoverable expenses due to the impact of Hurricane Fiona in 2022.
For a reconciliation of Owned Net Revenue and Owned Resort EBITDA to total revenue and net income or loss, respectively, each as computed under U.S. GAAP, see Note 17 to our Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our operating metrics for our Yucatán Peninsula segment for the years ended December 31, 2024 and 2023 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	79.5%	79.5%	—	pts	—%
Net Package ADR	$451.34	$440.13	$11.21		2.5%
Net Package RevPAR	$358.67	$349.99	$8.68		2.5%
	($ in thousands)
Net Package Revenue	$279,084	$271,589	$7,495		2.8%
Net Non-package Revenue	38,506	34,670	3,836		11.1%
Owned Net Revenue	317,590	306,259	11,331		3.7%
Owned Resort EBITDA	$109,652	$104,841	$4,811		4.6%
Owned Resort EBITDA Margin	34.5%	34.2%	0.3	pts	0.9%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2024 increased $11.3 million, or 3.7%, compared to the year ended December 31, 2023 and was driven by:
•an increase in Net Package ADR of 2.5%; and
•an increase in Net Non-package Revenue of $3.8 million, or 11.1%.
•Net Non-package Revenue per sold room increased 10.8%, primarily due to increased wedding revenue in addition to higher realized fees related to no-shows, cancellations and loyalty point redemption settlements compared to the year ended December 31, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2024 increased $4.8 million, or 4.6%, compared to the year ended December 31, 2023 and was driven by:
•an increase in Net Package ADR of 2.5% in addition to expense efficiency measures put in place to lower direct expenses; and
•a favorable impact of $1.1 million from the depreciation of the Mexican Peso, net of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 13); partially offset by
•a headwind from increased labor and related expenses, which were partially due to union-negotiated and government mandated wage and benefit increases; and
•an increase in insurance premiums.
•Our Owned Resort EBITDA Margin for the year ended December 31, 2024 was 34.5%, an increase of 0.3 percentage points compared to the year ended December 31, 2023. Owned Resort EBITDA Margin was positively impacted by 30 basis points due to the depreciation of the Mexican Peso. Owned Resort EBITDA Margin was negatively impacted by 100 basis points due to increases in labor and related expenses excluding the depreciation of the Mexican Peso. Excluding the impact from the depreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 34.2%, flat compared to the year ended December 31, 2023.

Pacific Coast
The following tables set forth information with respect to our operating metrics for our Pacific Coast segment for the years ended December 31, 2024 and 2023 for the total segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	61.7%	70.2%	(8.5)	pts	(12.1)%
Net Package ADR	$515.54	$522.94	$(7.40)		(1.4)%
Net Package RevPAR	$318.12	$367.23	$(49.11)		(13.4)%
	($ in thousands)
Net Package Revenue	$107,817	$124,120	$(16,303)		(13.1)%
Net Non-package Revenue	17,925	17,462	463		2.7%
Owned Net Revenue	125,742	141,582	(15,840)		(11.2)%
Owned Resort EBITDA	$42,796	$53,509	$(10,713)		(20.0)%
Owned Resort EBITDA Margin	34.0%	37.8%	(3.8)	pts	(10.1)%
Comparable Portfolio (1)
________
(1)For the year ended December 31, 2024, our comparable portfolio excludes both properties in the segment, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the year ended December 31, 2024.
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2024 decreased $15.8 million, or 11.2%, compared to the year ended December 31, 2023. The decrease was due to the following:
•a decrease in Occupancy of 8.5 percentage points as a result of renovation work at both resorts in this segment; and
•a decrease in Net Package ADR of 1.4%; partially offset by
•an increase in Net Non-package Revenue of $0.5 million, or 2.7%.
•Net Non-package Revenue per sold room increased 16.5%, primarily driven by higher loyalty point redemption settlements compared to the year ended December 31, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2024 decreased $10.7 million, or 20.0%, compared to the year ended December 31, 2023 and was driven by:
•a decrease in Occupancy and Net Package ADR as a result of renovation work at both resorts in this segment;
•an increase in insurance premiums; and
•an unfavorable impact of $0.2 million as a result of the impact from our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 13), partially offset by a favorable impact due to the depreciation of the Mexican Peso.
•Our Owned Resort EBITDA Margin for the year ended December 31, 2024 was 34.0%, a decrease of 3.8 percentage points compared to the year ended December 31, 2023.

Dominican Republic
The following tables set forth information with respect to our operating metrics for our Dominican Republic segment for the years ended December 31, 2024 and 2023 for the total segment portfolio and comparable segment portfolio:
Total Portfolio

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	73.2%	62.3%	10.9	pts	17.5%
Net Package ADR	$445.84	$366.83	$79.01		21.5%
Net Package RevPAR	$326.21	$228.71	$97.50		42.6%
	($ in thousands)
Net Package Revenue	$224,852	$218,309	$6,543		3.0%
Net Non-package Revenue	33,043	35,391	(2,348)		(6.6)%
Owned Net Revenue	257,895	253,700	4,195		1.7%
Owned Resort EBITDA (1)	$99,067	$80,078	$18,989		23.7%
Owned Resort EBITDA Margin (1)	38.4%	31.6%	6.8	pts	21.5%
Comparable Portfolio(1)

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	74.0%	73.9%	0.1	pts	0.1%
Net Package ADR	$509.14	$471.83	$37.31		7.9%
Net Package RevPAR	$376.56	$348.73	$27.83		8.0%
	($ in thousands)
Net Package Revenue	$210,038	$193,983	$16,055		8.3%
Net Non-package Revenue	31,375	31,225	150		0.5%
Owned Net Revenue	241,413	225,208	16,205		7.2%
Owned Resort EBITDA (1)	$100,046	$95,468	$4,578		4.8%
Owned Resort EBITDA Margin (1)	41.4%	42.4%	(1.0)	pts	(2.4)%
________
(1) For the year ended December 31, 2024, our comparable portfolio excludes Jewel Palm Beach, which was sold in September 2024, and Jewel Punta Cana, which was sold in December 2023.

Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the year ended December 31, 2024 increased $16.2 million, or 7.2%, compared to the year ended December 31, 2023. The increase was due to the following:
•an increase in Comparable Net Package ADR of 7.9%; and
•an increase in Comparable Net Non-package Revenue of $0.2 million, or 0.5%.
•Comparable Net Non-package Revenue per sold room increased 0.1% compared to the year ended December 31, 2023 due to the addition of a new non-package food and beverage outlet at one of the resorts in this segment.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the year ended December 31, 2024 increased $4.6 million, or 4.8%, compared to the year ended December 31, 2023, and includes a $3.2 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona. Comparable Owned Resort EBITDA for the year ended December 31, 2023 included a $6.1 million benefit from business interruption insurance proceeds and recoverable expenses related to Hurricane Fiona. Excluding aforementioned business interruption proceeds from both periods, Comparable Owned Resort EBITDA for the year ended December 31, 2024 would have increased 8.4% compared to the year ended December 31, 2023, primarily due to an increase in Comparable Net Package ADR.

•Our Comparable Owned Resort EBITDA Margin for the year ended December 31, 2024 was 41.4%, a decrease of 1.0 percentage point compared to the year ended December 31, 2023, and includes a favorable impact from business interruption proceeds and recoverable expenses related to Hurricane Fiona of 130 basis points, which decreased 140 basis points from a 270 basis points benefit during the year ended December 31, 2023. Excluding the aforementioned business interruption benefit, Comparable Owned Resort EBITDA Margin for the year ended December 31, 2024 would have been 40.1%, an increase of 0.4 percentage points compared to the year ended December 31, 2023.
Jamaica
The following tables set forth information with respect to our operating metrics for our Jamaica segment for the year ended December 31, 2024 and 2023 for the total segment portfolio:

	Year Ended December 31,		Increase / Decrease
	2024	2023	Change		% Change
Occupancy	73.1%	79.4%	(6.3)	pts	(7.9)%
Net Package ADR	$424.08	$452.96	$(28.88)		(6.4)%
Net Package RevPAR	$309.81	$359.71	$(49.90)		(13.9)%
	($ in thousands)
Net Package Revenue	$161,922	$187,489	$(25,567)		(13.6)%
Net Non-package Revenue	27,697	32,414	(4,717)		(14.6)%
Owned Net Revenue	189,619	219,903	(30,284)		(13.8)%
Owned Resort EBITDA	$51,323	$80,500	$(29,177)		(36.2)%
Owned Resort EBITDA Margin	27.1%	36.6%	(9.5)	pts	(26.0)%
Segment Owned Net Revenue. Our Owned Net Revenue for the year ended December 31, 2024 decreased $30.3 million, or 13.8%, compared to the year ended December 31, 2023. The decrease was driven by the travel advisory issued for Jamaica by the United States government as well as Hurricane Beryl, which negatively impacted this segment during the year ended December 31, 2024, and resulted in:
•a decrease in Occupancy of 6.3 percentage points;
•a decrease in Net Package ADR of 6.4%; and
•a decrease in Net Non-package Revenue of $4.7 million, or 14.6%.
•Net Non-Package Revenue per sold room decreased 7.4% primarily driven by lower meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix compared to the year ended December 31, 2023.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the year ended December 31, 2024 decreased $29.2 million, or 36.2%, compared to the year ended December 31, 2023.
•Our Owned Resort EBITDA Margin for the year ended December 31, 2024 decreased 9.5 percentage points, or 26.0%, compared to the year ended December 31, 2023. The decrease was primarily driven by the travel advisory issued for Jamaica and disruption related to Hurricane Beryl in 2024.

Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income or loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$73,813	$53,852	$56,706
Interest expense	89,364	108,184	64,164
Income tax provision (benefit)	7,953	11,714	(5,553)
Depreciation and amortization expense	78,580	81,827	78,372
EBITDA	249,710	255,577	193,689
Other income (expense) (a)	1,738	353	(3,857)
Share-based compensation	14,909	13,207	11,892
Transaction expense (b)	4,176	4,705	15,110
Severance expense (c)	1,398	1,655	—
Other tax expense (income)	138	(34)	502
Contract termination fees	—	(6,485)	—
Loss on extinguishment of debt	1,043	894	18,307
(Gain) loss on sale of assets	(18,161)	5,069	6
Repairs from hurricanes and severe weather events (d)	1,620	(823)	8,074
Non-service cost components of net periodic pension benefit (cost)	1,478	(2,171)	(1,104)
Adjusted EBITDA	$258,049	$271,947	$242,619
Other corporate (e)	56,886	57,653	52,658
The Playa Collection	(5,949)	(3,642)	(1,752)
Management fees	(6,148)	(7,030)	(3,828)
Owned Resort EBITDA (f)	$302,838	$318,928	$289,697
Less: Non-comparable Owned Resort EBITDA (g)	41,817	38,119	63,084
Comparable Owned Resort EBITDA	$261,021	$280,809	$226,613
________
(a)    Represents changes in foreign exchange rates and other miscellaneous non-operating expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations; debt refinancing costs; other capital raising efforts; and strategic initiatives, like the launch of a new resort or possible expansion into new markets.
(c)    Includes severance expenses for employee terminations resulting from non-recurring or unusual events, such as the departure of an executive officer or the disposition of a resort. It does not include severance expenses for employee terminations resulting from our ongoing resort operations. For the year ended December 31, 2024, represents severance expenses for terminated employees related to the sale of the Jewel Palm Beach.
(d)    Includes significant repair and clean-up expenses incurred from severe weather events which are not expected to be offset by property damage insurance proceeds, which includes Hurricane Beryl and Hurricane Helene for the year ended December 31, 2024. It does not include repair and clean-up costs from weather events that are not considered significant.
(e)    For the years ended December 31, 2024, 2023 and 2022, represents corporate salaries and benefits of $35.8 million for 2024, $40.1 million for 2023 and $35.9 million for 2022, professional fees of $10.8 million for 2024, $9.7 million for 2023, and $9.1 million for 2022, corporate rent and insurance of $5.1 million for 2024, $3.9 million for 2023, and $3.9 million for 2022, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $5.2 million for 2024, $4.0 million for 2023, and $3.8 million for 2022.
(f)    For the years ended December 31, 2024, 2023 and 2022, Owned Resort EBITDA includes a benefit of $3.2 million, $6.1 million, and $7.2 million, respectively, from business interruption insurance proceeds and recoverable expenses due to the impact of Hurricane Fiona in 2022.
(g)    Our comparable portfolio for the year ended December 31, 2024 excludes Jewel Palm Beach, which was sold in September 2024, the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during 2024, and Jewel Punta Cana, which was sold in December 2023.

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
Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses since the beginning of 2022. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we have experienced some improvement, we expect that inflationary pressures may remain elevated into 2025, but could continue for longer. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.
Liquidity and Capital Resources
Our net cash provided by operating activities for the year ended December 31, 2024 was $113.1 million. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our revolving credit facility (the “Revolving Credit Facility”) and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of December 31, 2024, we had $189.3 million of available cash, which decreased from $272.5 million as of December 31, 2023. The decrease in available cash was primarily due to a decrease in business interruption proceeds received related to the impact of Hurricane Fiona in 2022 and higher capital expenditures due to the significant renovations at both resorts in our Pacific Coast segment, partially offset by cash proceeds received from the sale of Jewel Palm Beach.
As of January 31, 2025, we had approximately $208.9 million of available cash and also had $225.0 million available on our Revolving Credit Facility.
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
Cash Requirements
Our expected material cash requirements for the year ended December 31, 2025 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.

As of December 31, 2024, we had $88.1 million of scheduled contractual obligations in 2025, which primarily relate to servicing our outstanding debt. Refer to the table below for a summary of our contractual commitments as of December 31, 2024 ($ in thousands):

	1 Year	Due in 1 to 3 years	Due in 3 to 5 years	Due in Over 5 years	Total
Revolving Credit Facility commitment fees (1)	$570	$1,141	$8	$—	$1,719
Term Loan due 2029 principal payments	11,000	22,000	1,045,000	—	1,078,000
Term Loan due 2029 interest payments (2)	71,678	142,880	72,950	—	287,508
Operating and finance lease obligations	3,394	7,148	6,848	17,721	35,111
Unconditional purchase obligations	600	1,218	1,242	4,150	7,210
Pension obligation	841	1,723	1,858	3,882	8,304
Total contractual obligations	$88,083	$176,110	$1,127,906	$25,753	$1,417,852
________
(1)The commitment fee, which may range from 0.25% to 0.50% depending on certain leverage ratios, was 0.38% on the $225.0 million undrawn balance of our Revolving Credit Facility as of December 31, 2024.
(2)The interest commitment on our Term Loan due 2029 is calculated based on SOFR plus 275 basis points with a 0.50% SOFR floor and the estimated net settlement of the related interest rate swaps. Projected interest rates range between 6.66% and 7.11%. Interest payments were calculated using the forecasted one-month forward-looking SOFR curve.
In addition, as of December 31, 2024, we estimate that we will incur between $135.0 million and $145.0 million of capital expenditures for 2025, of which $35.0 million to $40.0 million is related to maintenance of our resorts and the remainder relates to return-on-investment oriented projects.
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
Financing Strategy
We intend to use other financing sources that may be available to us from time to time, including financing from banks, institutional investors or other lenders, such as bridge loans, letters of credit, joint ventures and other arrangements. Future financings may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue debt or equity securities in public or private offerings. When possible and desirable, we will seek to replace short-term financing with long-term financing. We may use the proceeds from any financings to refinance existing indebtedness, to finance resort projects or acquisitions or for general working capital or other purposes.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Consolidated Statements of Cash Flows and accompanying notes thereto included in the Consolidated Financial Statements ($ in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$113,117	$136,374
Net cash (used in) provided by investing activities	(33,191)	50,532
Net cash used in financing activities	(163,168)	(198,331)
Decrease in cash and cash equivalents	$(83,242)	$(11,425)

Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income from our resorts. Our net cash provided by operating activities for the year ended December 31, 2024 was $113.1 million, compared to $136.4 million for the year ended December 31, 2023. The decrease in cash flows from operating activities for the year ended December 31, 2024 was primarily due to the negative impact to our Jamaica resorts from the travel advisory issued by the United States government, the negative impact to our Jamaica and Yucatán Peninsula resorts as a result of Hurricane Beryl, and the renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta.
Cash Flows from Investing Activities
For the year ended December 31, 2024, our net cash used in investing activities was $33.2 million. For the year ended December 31, 2023, our net cash provided by investing activities was $50.5 million.
Activity for the year ended December 31, 2024 primarily consisted of:
•Purchases of property and equipment, which primarily consisted of maintenance expenditures and developmental expenditures for ongoing renovations of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos, of $96.9 million;
•Net proceeds from the sale of assets, primarily consisting of the Jewel Palm Beach, of $64.5 million.
Activity for the year ended December 31, 2023 primarily consisted of:
•Purchases of property and equipment of $46.2 million;
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
Cash Flows from Financing Activities
Our net cash used in financing activities was $163.2 million for the year ended December 31, 2024, compared to $198.3 million of net cash used in financing activities for the year ended December 31, 2023.
Activity for the year ended December 31, 2024:
•Principal payments on our Term Loan due 2029 of $11.0 million; and
•Repurchases of ordinary shares of $151.4 million.
Activity for the year ended December 31, 2023:
•Principal payments on our Term Loan due 2029 of $11.0 million; and
•Repurchases of ordinary shares of $186.9 million.

Share Repurchases and Dividends
Our Board previously authorized a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
During the year ended December 31, 2024, we repurchased 17,106,552 ordinary shares under the program at an average price of $8.44 per share, and during the year ended December 31, 2023, we repurchased 23,295,093 ordinary shares under the previous program at an average price of $7.95 per share. As of December 31, 2024, we had $52.1 million remaining under our share repurchase program.
No cash dividends were paid for the year ended December 31, 2024. We also do not plan on paying cash dividends on our ordinary shares in the foreseeable future.
Senior Secured Credit Facility
As of December 31, 2024, our total debt obligations were $1,095.2 million, which represents the $1,078.0 million principal amount outstanding under our Term Loan due 2029 and Revolving Credit Facility, which together comprise our Senior Secured Credit Facility, and the $17.2 million finance lease obligation, excluding $20.7 million of issuance discounts and $5.0 million of unamortized debt issuance costs.
For discussion of our debt obligations, including the amendment executed in June 2024 to decrease the applicable interest rate, refer to Note 12 to the Consolidated Financial Statements.
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
We are required to apply judgment in determining the estimated useful lives of our property and equipment for purposes of calculating the amount of depreciation expense to record each year with respect to the assets. Changes to the significant assumptions or estimates of useful lives could materially affect our results of operations; however, there were no significant changes to our estimates of useful lives during the year ended December 31, 2024.

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
As of December 31, 2024, incorporating a 5.0% decline in our underlying undiscounted future cash flow projections would not result in the estimated cash flows falling below the carrying value for any of our asset groups.

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
As of December 31, 2024, incorporating a 50 basis point decrease in the forecasted one-month SOFR rates through the maturity date of our derivative financial instruments would increase our interest expense by $2.2 million.
Recent Accounting Pronouncements
See the recent accounting pronouncements in the “Accounting standards” section of Note 2 to our Consolidated Financial Statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of operations, we are exposed to interest rate risk and foreign currency risk which may impact future income and cash flows.
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects our long-term debt bearing interest at a variable interest rate. We currently use two interest rate swaps (see Note 13 to our Consolidated Financial Statements) to manage our exposure to this risk. As of December 31, 2024, 49% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 2.75%.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the year ended December 31, 2024, approximately 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 72% of our resort-level operating expenses for the year ended December 31, 2024 were denominated in the local currencies in the countries in which we operate. During 2024, we entered into foreign currency forward contracts (see Note 13 to our Consolidated Financial Statements) to hedge approximately 50% of our estimated operating expenses that are denominated in Mexican Pesos. However, our operating expenses reported on our Consolidated Statements of Operations continue to be affected by movements in exchange rates, including the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at December 31, 2024 would have impacted our Owned Resort EBITDA by approximately $5.1 million on a year-to-date basis, inclusive of the impact from our foreign currency forward contracts.
•The effect of an immediate 5.0% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at December 31, 2024 would have impacted our Owned Resort EBITDA by approximately $6.0 million on a year-to-date basis.

•The effect of an immediate 5.0% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at December 31, 2024 would have impacted our Owned Resort EBITDA by approximately $5.5 million on a year-to-date basis.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Playa Hotels & Resorts N.V.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company accounts for income taxes using the asset and liability method, under which the Company recognizes deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards in accordance with ASC 740. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that a portion will not be realized. In assessing whether it is more likely than not that deferred tax assets will be realized, the Company considers all available evidence, both positive and negative, including three-year cumulative earnings/loss and expectations of future available taxable income of the appropriate character by taxing jurisdiction, tax attribute carryback and carry forward periods available for tax reporting purposes, and prudent and feasible tax planning strategies. The Company’s valuation allowances were $222.7 million as of December 31, 2023, and $223.7 million as of December 31, 2024.

The Company’s valuation allowances have historically been material, given the losses in prior years primarily attributable to COVID-19. Additionally, the analysis of valuation allowances is a subjective area of ASC 740 as the analysis includes the weighting of positive and negative evidence that is both objective and subjective in nature. Further, the Company’s profitability profile has been changing over the past two years as the Company recovers from the impact of the COVID-19 pandemic. As a result, there were changes in certain valuation allowances in the current year.
We identified valuation allowances as a critical audit matter due to the significant judgments and assumptions management utilizes to estimate valuation allowances and future forecasts, including potential releases of valuation allowances that were established in prior years. This requires a high degree of auditor judgment and an increased level of effort, including the need to involve income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates of taxable income.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation allowances included the following, among others:
•We tested the design and effectiveness of controls over management’s estimates of the realization of the deferred tax assets, including those over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•We evaluated the reasonableness of management’s assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable, particularly, the Company’s three-year cumulative income / loss analysis by tax paying component.
•We evaluated the Company’s transfer pricing methodology and the impact to the relevant operating results as part of the above evaluation.
•With the assistance of our income tax specialists, we assessed the reasonableness of management’s estimates of taxable income by considering the four sources of income as prescribed under ASC 740:
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
•Based on the above, with the assistance of our income tax specialists, we evaluated management’s assessment that sufficient taxable income will likely be generated in the future to realize their net deferred tax assets.
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
February 25, 2025
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Playa Hotels & Resorts N.V.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Playa Hotels & Resorts N.V. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
McLean, VA
February 25, 2025

(a) Consolidated Financial Statements
Playa Hotels & Resorts N.V.
Consolidated Balance Sheets
($ in thousands, except share data)

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$189,278	$272,520
Trade and other receivables, net	66,957	74,762
Insurance recoverable	14,549	9,821
Accounts receivable from related parties	1,560	5,861
Inventories	17,226	19,963
Prepayments and other assets	55,065	54,294
Property and equipment, net	1,374,330	1,415,572
Derivative financial assets	1,672	2,966
Goodwill, net	60,642	60,642
Other intangible assets	2,091	4,357
Deferred tax assets	11,491	12,967
Assets held for sale	28,227	—
Total assets	$1,823,088	$1,933,725
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$154,577	$196,432
Payables to related parties	6,611	10,743
Income tax payable	15,442	11,592
Debt	1,069,543	1,061,376
Derivative financial liabilities	12,581	—
Other liabilities	27,512	33,970
Deferred tax liabilities	54,932	64,815
Total liabilities	1,341,198	1,378,928
Commitments and contingencies (see Note 7)
Shareholders' equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 172,016,422 shares issued and 121,554,617 shares outstanding as of December 31, 2024, and 169,423,980 shares issued and 136,081,891 shares outstanding as of December 31, 2023)	19,104	18,822
Treasury shares (at cost, 50,461,805 shares as of December 31, 2024 and 33,342,089 shares as of December 31, 2023)	(399,732)	(248,174)
Paid-in capital	1,216,802	1,202,175
Accumulated other comprehensive (loss) income	(8,959)	1,112
Accumulated deficit	(345,325)	(419,138)
Total shareholders' equity	481,890	554,797
Total liabilities and shareholders' equity	$1,823,088	$1,933,725

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Operations
($ in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Package	$796,487	$824,122	$723,375
Non-package	118,640	121,422	116,602
The Playa Collection	5,949	3,642	1,752
Management fees	6,148	7,030	3,828
Cost reimbursements	9,873	12,475	9,706
Other revenues	1,472	8,813	1,000
Total revenue	938,569	977,504	856,263
Direct and selling, general and administrative expenses
Direct	498,166	516,449	459,030
Selling, general and administrative	199,367	192,822	186,608
Depreciation and amortization	78,580	81,827	78,372
Reimbursed costs	9,873	12,475	9,706
(Gain) loss on sale of assets	(18,161)	5,069	6
Gain on insurance proceeds	(2,886)	(5,580)	—
Business interruption insurance recoveries	(281)	(555)	(7,226)
Direct and selling, general and administrative expenses	764,658	802,507	726,496
Operating income	173,911	174,997	129,767
Interest expense	(89,364)	(108,184)	(64,164)
Loss on extinguishment of debt	(1,043)	(894)	(18,307)
Other (expense) income	(1,738)	(353)	3,857
Net income before tax	81,766	65,566	51,153
Income tax (provision) benefit	(7,953)	(11,714)	5,553
Net income	$73,813	$53,852	$56,706

Earnings per share
Basic	$0.57	$0.36	$0.34
Diluted	$0.56	$0.36	$0.34
Weighted average number of shares outstanding during the period - Basic	129,737,022	148,063,358	164,782,886
Weighted average number of shares outstanding during the period - Diluted	131,521,526	150,309,674	166,077,802

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Comprehensive Income
($ in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$73,813	$53,852	$56,706
Other comprehensive (loss) income
(Loss) gain on derivative financial instruments (see Note 13)	(13,735)	5,474	11,737
Release of foreign currency translation reserve related to resort sales (see Note 4)	665	2,652	—
Pension obligation gain (loss), net of tax (see Note 15)	2,999	(29)	(51)
Total other comprehensive (loss) income	(10,071)	8,097	11,686
Comprehensive income	$63,742	$61,949	$68,392

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Shareholders' Equity
($ in thousands, except share data)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	164,438,280	$18,518	2,208,004	$(16,697)	$1,177,380	$(18,671)	$(529,696)	$630,834
Net income	—	—	—	—	—	—	56,706	56,706
Other comprehensive income	—	—	—	—	—	11,686	—	11,686
Share-based compensation	1,629,220	182	—	—	11,710	—	—	11,892
Repurchase of ordinary shares	(7,838,992)	—	7,838,992	(46,256)	—	—	—	(46,256)
Balance at December 31, 2022	158,228,508	$18,700	10,046,996	$(62,953)	$1,189,090	$(6,985)	$(472,990)	$664,862
Net income	—	—	—	—	—	—	53,852	53,852
Other comprehensive income	—	—	—	—	—	8,097	—	8,097
Share-based compensation	1,148,476	122	—	—	13,085	—	—	13,207
Repurchase of ordinary shares	(23,295,093)	—	23,295,093	(185,221)	—	—	—	(185,221)
Balance at December 31, 2023	136,081,891	$18,822	33,342,089	$(248,174)	$1,202,175	$1,112	$(419,138)	$554,797
Net income	—	—	—	—	—	—	73,813	73,813
Other comprehensive loss	—	—	—	—	—	(10,071)	—	(10,071)
Share-based compensation	2,579,278	282	13,164	(109)	14,627	—	—	14,800
Repurchase of ordinary shares	(17,106,552)	—	17,106,552	(151,449)	—	—	—	(151,449)
Balance at December 31, 2024	121,554,617	$19,104	50,461,805	$(399,732)	$1,216,802	$(8,959)	$(345,325)	$481,890

The accompanying Notes form an integral part of the Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,813	$53,852	$56,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,580	81,827	78,372
Amortization of debt discount and issuance costs	6,131	6,471	3,952
Loss on extinguishment of debt	1,043	894	18,307
Share-based compensation	14,909	13,207	11,892
Loss (gain) on derivative financial instruments	140	6,018	(14,316)
Deferred income taxes	(8,406)	(3,031)	(6,994)
(Gain) loss on sale of assets	(18,161)	5,069	6
Amortization of key money	(754)	(773)	(1,228)
Provision for (recovery of) doubtful accounts	2,282	375	(870)
Other	842	(671)	456
Changes in assets and liabilities:
Trade and other receivables, net	5,523	(12,310)	(16,585)
Insurance recoverable	(4,728)	6,381	(40,579)
Accounts receivable from related parties	4,301	2,945	(825)
Inventories	1,736	(1,373)	(2,018)
Prepayments and other assets	(1,559)	(8,469)	(999)
Trade and other payables	(39,974)	(29,703)	68,759
Payables to related parties	(4,132)	3,891	1,802
Income tax payable	3,850	11,403	162
Other liabilities	(2,319)	371	2,230
Net cash provided by operating activities	113,117	136,374	158,230
INVESTING ACTIVITIES
Capital expenditures	(96,869)	(46,186)	(28,735)
Purchase of intangibles	(381)	(235)	(484)
Payment of key money	(485)	—	(4,500)
Proceeds from the sale of assets, net	64,544	78,964	182
Property damage insurance proceeds	—	17,989	6,388
Net cash (used in) provided by investing activities	(33,191)	50,532	(27,149)
FINANCING ACTIVITIES
Proceeds from debt issuance, net of discount	—	—	1,061,500
Issuance costs of debt	(14)	(6)	(6,812)
Repayment of debt	(11,000)	(11,000)	(941,868)
Repayment of debt from related parties	—	—	(208,545)
Repurchase of ordinary shares	(151,449)	(186,889)	(44,588)
Repurchase of ordinary shares for tax withholdings	(109)	—	—
Principal payments on finance lease obligations	(596)	(436)	(400)
Net cash used in financing activities	(163,168)	(198,331)	(140,713)
DECREASE IN CASH AND CASH EQUIVALENTS	(83,242)	(11,425)	(9,632)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$272,520	$283,945	$293,577
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$189,278	$272,520	$283,945

Playa Hotels & Resorts N.V.
Consolidated Statements of Cash Flows (Continued)
($ in thousands)

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$84,051	$97,097	$75,492
Cash paid for income taxes, net	$13,617	$4,393	$1,098
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$2,218	$2,430	$2,328
Costs of sale not yet paid	$264	$890	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$25,889	$—	$—
Right-of-use assets terminated in exchange for settlement of financing lease liabilities	$(13,335)	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,151	$—
Repurchase of ordinary shares not yet settled	$—	$—	$1,668
Par value of vested restricted share awards	$282	$122	$182
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
The Proposed Hyatt Transaction
On February 9, 2025, the Company entered into a purchase agreement with Hyatt Hotels Corporation (“Hyatt”) and its wholly-owned subsidiary (the “Hyatt Purchase Agreement”), pursuant to which, and upon the terms and subject to the conditions thereof, such wholly-owned subsidiary of Hyatt will commence a tender offer to purchase all of the Company’s outstanding ordinary shares at a cash price of $13.50 per share, less any applicable withholding taxes and without interest. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a corporate reorganization that will result in the Company being wholly-owned by Hyatt. Upon completion of the corporate reorganization, Playa will no longer be a publicly traded company and will cease to exist, and the listing of the ordinary shares on Nasdaq will have been terminated. Refer to Note 18 regarding the Hyatt Purchase Agreement, the transactions provided for thereunder, and the various conditions to closing the transaction.

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
We evaluate our estimates and assumptions periodically. Estimates are based on historical experience and on other factors that are considered to be reasonable under the circumstances. Significant accounting policies that require us to exercise judgment or make significant estimates include the useful lives of property and equipment, income taxes (including the valuation allowance), commitments and contingencies, long-lived asset and goodwill impairment testing, fair value of restricted share awards with market conditions, fair value of financial instruments, and leases.
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
Foreign exchange gains and losses are presented within other (expense) income in the Consolidated Statements of Operations. We recognized foreign currency losses of $2.5 million, $1.3 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the asset’s carrying amount exceeds its recoverable amount. We did not recognize any impairment losses on property and equipment for the years ended December 31, 2024, 2023 and 2022.
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
Revenue from operations in the Dominican Republic is net of statutory withholdings for government mandated compulsory tips of $8.6 million, $8.1 million and $8.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Derivative financial instruments
Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Changes in the fair value of a derivative contract that is qualified, designated and highly effective as a cash flow hedge are recorded in total other comprehensive (loss) income in our Consolidated Statements of Comprehensive Income and reclassified into earnings in our Consolidated Statements of Operations in the same period or periods during which the hedged transaction occurs. If a derivative contract does not meet these criteria, then the total change in fair value is recognized in earnings. Cash flows from a derivative financial instrument that is classified as a cash flow hedge are recorded in the same category as the cash flows from the items being hedged in the Consolidated Statements of Cash Flows.
Goodwill
Goodwill arises in connection with business combinations and is generally allocated to our reporting units, which are also our operating segments, based on their relative fair values. Goodwill is allocated to our Yucatán Peninsula and Jamaica reportable segments and is reviewed for impairment annually on July 1st and October 1st, respectively, or more frequently if events or changes in circumstances indicate a potential impairment. No goodwill impairment was recognized for the years ended December 31, 2024, 2023, and 2022.
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

Other intangible assets
The useful life for definite lived intangibles is determined to be equal to their economic life. An impairment loss is recognized for our indefinite or definite lived assets when the amount by which the asset’s carrying amount exceeds its recoverable amount. No impairment was recognized for the years ended December 31, 2024, 2023, and 2022.
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
Advertising costs
Advertising costs are expensed as incurred or the first time the advertising takes place. For the years ended December 31, 2024, 2023, and 2022, we recorded advertising costs of $22.4 million, $23.2 million and $23.0 million, respectively. Advertising costs are presented within selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Leases
We determine if an arrangement is a lease or contains a lease at the inception of the contract. Our leases generally contain fixed and variable components. The variable components of our leases are primarily based on operating performance of the leased property. Our lease agreements may also include non-lease components, such as common area maintenance. For our fixtures and machinery asset class, we combine the lease and non-lease components. For all other classes of underlying assets, we do not combine lease and non-lease components. We treat individual lease components that are highly interdependent and highly interrelated as a single lease component.
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
For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. Operating lease expense is reported in direct expense or selling, general and administrative expense in the Consolidated Statements of Operations depending on the nature of the lease. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset. However, if the lessor transfers ownership of the finance lease right-of-use asset to us at the end of the lease term, the finance lease right-of-use asset is amortized over the useful life of the leased asset. Amortization expense is recorded within depreciation and amortization in the Consolidated Statements of Operations. Interest expense is incurred based on the carrying value of the lease liability and is recorded within interest expense in the Consolidated Statements of Operations.
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

Accounting standards
The following table provides a brief description of recent accounting pronouncements (Accounting Standards Update or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to us:

Standards adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	December 2024	The adoption of ASU No. 2023-07 resulted in enhanced segment disclosures, including significant segment expense categories, in the notes to our Consolidated Financial Statements for the year ended December 31, 2024.
Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update require that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold.	Annual periods beginning after December 15, 2024	We are in the process of evaluating the impact of ASU No. 2023-09 on the Consolidated Financial Statements.
ASU. No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this update require that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods.	Annual periods beginning after December 15, 2026	We are in the process of evaluating the impact of ASU No. 2024-03 on the Consolidated Financial Statements.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 17) ($ in thousands):

	Year Ended December 31, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$288,910	$111,349	$224,851	$171,377	$—	$796,487
Non-package revenue	39,363	18,184	33,396	27,697	—	118,640
The Playa Collection	—	—	—	—	5,949	5,949
Management fees	158	—	—	—	5,990	6,148
Cost reimbursements	—	—	—	3,910	5,963	9,873
Other revenues	—	—	—	—	1,472	1,472
Total revenue	$328,431	$129,533	$258,247	$202,984	$19,374	$938,569

	Year Ended December 31, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$280,544	$127,830	$218,309	$197,439	$—	$824,122
Non-package revenue	35,490	17,675	35,843	32,414	—	121,422
The Playa Collection	—	—	—	—	3,642	3,642
Management fees	152	—	—	—	6,878	7,030
Cost reimbursements	—	—	—	4,947	7,528	12,475
Other revenues	—	—	—	—	8,813	8,813
Total revenue	$316,186	$145,505	$254,152	$234,800	$26,861	$977,504

	Year Ended December 31, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$251,788	$116,172	$197,440	$157,975	$—	$723,375
Non-package revenue	36,244	15,493	33,689	31,176	—	116,602
The Playa Collection	—	—	—	—	1,752	1,752
Management fees	137	—	—	—	3,691	3,828
Cost reimbursements	—	—	—	4,487	5,219	9,706
Other revenues	—	—	—	—	1,000	1,000
Total revenue	$288,169	$131,665	$231,129	$193,638	$11,662	$856,263
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
Contract assets and liabilities

We do not have any material contract assets as of December 31, 2024 and 2023 other than trade and other receivables on our Consolidated Balance Sheets. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

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
Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of December 31,
	2024	2023
Property and equipment, gross
Land, buildings and improvements	$1,560,093	$1,646,452
Fixtures and machinery(1)	97,837	86,717
Furniture and other fixed assets	197,928	203,639
Construction in progress	77,100	22,077
Total property and equipment, gross	1,932,958	1,958,885
Accumulated depreciation	(558,628)	(543,313)
Total property and equipment, net	$1,374,330	$1,415,572
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $18.2 million and $6.3 million as of December 31, 2024 and 2023, respectively (see Note 8). Amortization expense for our finance lease assets was $1.7 million, $0.5 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Depreciation expense for property and equipment was $76.0 million, $79.7 million and $76.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024 and 2023, we capitalized $1.8 million and $0.3 million, respectively, of interest expense on qualifying assets using the weighted-average interest rate of our debt. We did not capitalize any interest expense for the year ended December 31, 2022.
Hurricane Fiona
As a result of Hurricane Fiona, a Category 1 hurricane that made landfall on the eastern coast of the Dominican Republic in September 2022, we received $3.4 million in business interruption proceeds during the year ended December 31, 2024. We received $13.2 million and $18.0 million in business interruption and property damage insurance proceeds, respectively, during the year ended December 31, 2023. We received $6.4 million in property damage insurance proceeds during the year ended December 31, 2022.
Sale of Jewel Paradise Cove
On December 18, 2024, we entered into an agreement to sell the Jewel Paradise Cove, which is reported within our Jamaica reportable segment, for $28.5 million in cash consideration. The assets are recorded at their fair value less costs to sell within assets held for sale in the Consolidated Balance Sheet. The sale price is considered an observable input other than quoted prices (Level 2) in the U.S. GAAP fair value hierarchy (see Note 15).
On February 20, 2025, we completed the sale and received total gross consideration of approximately $28.5 million.

Sale of Jewel Palm Beach
On August 22, 2024, we entered into an agreement to sell our equity interest in the Jewel Palm Beach, which is reported within our Dominican Republic reportable segment, for $68.0 million in cash consideration. On September 19, 2024, we completed the sale, received total net cash consideration of $65.3 million, after customary closing costs, and recognized a gain of $18.1 million within (gain) loss on sale of assets in the Consolidated Statements of Operations for the year ended December 31, 2024.
Sale of Jewel Punta Cana

On November 3, 2023, we entered into an agreement to sell our equity interest in the Jewel Punta Cana, which is reported within our Dominican Republic reportable segment, for $82.0 million in cash consideration. On December 15, 2023, we completed the sale, received total net cash consideration of $79.1 million, after customary closing costs, and recognized a loss of $5.0 million within (gain) loss on sale of assets in the Consolidated Statements of Operations for the year ended December 31, 2023. We also incurred a capital gains tax of $12.0 million on the sale, which was paid to the taxing authority in the Dominican Republic in 2024. The capital gains tax is recorded within income tax (provision) benefit in the Consolidated Statements of Operations for the year ended December 31, 2023. We entered into a long-term management agreement to manage the resort immediately following the sale.
Note 5. Income taxes
Net income before tax is summarized below ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$3,772	$11,471	$1,896
Foreign	77,994	54,095	49,257
Net income before tax	$81,766	$65,566	$51,153
The components of our income tax (provision) benefit for the years ended December 31, 2024, 2023 and 2022 were as follows ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Domestic	$(208)	$(440)	$—
Foreign	(16,151)	(14,305)	(1,243)
Total current income tax provision	(16,359)	(14,745)	(1,243)
Deferred
Domestic	(790)	(2,471)	5,333
Foreign	9,196	5,502	1,463
Total deferred income tax benefit	8,406	3,031	6,796
Income tax (provision) benefit	$(7,953)	$(11,714)	$5,553

Reconciliation of the Netherlands statutory income tax rate to actual income tax rate
A reconciliation of the Netherlands statutory income tax rate to our effective income tax rate from continuing operations is as follows ($ in thousands):

	Year Ended December 31,
	2024		2023		2022
Income tax provision at statutory rate	(21,096)	25.8%	$(16,917)	25.8%	$(13,197)	25.8%
Differences between statutory rate and foreign rates	27,191	(33.3)%	51,940	(79.2)%	31,490	(61.6)%
Inflation adjustments	4,175	(5.1)%	2,661	(4.1)%	10,106	(19.8)%
Nondeductible expenses	(3,731)	4.6%	(11,742)	17.9%	(5,202)	10.2%
Foreign exchange rate differences	393	(0.5)%	(5,049)	7.7%	(3,570)	7.0%
Capital gains	4,674	(5.7)%	(12,044)	18.4%	—	—%
Global Minimum Tax	(14,010)	17.1%	—	—%	—	—%
Change in valuation allowance	(6,901)	8.4%	(21,367)	32.6%	(13,941)	27.3%
Other	1,352	(1.6)%	804	(1.2)%	(133)	0.3%
Income tax (provision) benefit	$(7,953)	9.7%	$(11,714)	17.9%	$5,553	(10.8)%
We are domiciled in the Netherlands and are taxed in the Netherlands with our other Dutch subsidiaries. Dutch companies are subject to Dutch corporate income tax at a general tax rate of 25.8%.
For the year ended December 31, 2024, we recognized an income tax expense of $8.0 million, resulting in an effective tax rate for the year of 9.7%. The 2024 income tax expense was driven primarily by $21.1 million of tax expense on the tax impact of book income, $14.0 million of tax expense under the Dutch Minimum Tax Act 2024, $6.9 million increase in valuation allowance primarily due to current year losses that are not more likely than not realizable, and $3.7 million of tax expense on non-deductible expenses. The 2024 income tax expense was partially offset by $27.2 million tax benefit from our rate-favorable jurisdictions, $4.7 million tax benefit related to capital gain on the equity sale of Jewel Palm Beach exempt for Netherlands tax purposes, and $4.2 million tax benefit due to inflation adjustments.
For the year ended December 31, 2023, we recognized an income tax expense of $11.7 million, resulting in an effective tax rate for the year of 17.9%. The 2023 income tax expense was driven primarily by $16.9 million of expense on the tax impact of book income, $11.7 million of tax expense on non-deductible stock compensation and other expenses, $5.0 million of tax expense due to foreign exchange rate fluctuations, $12.0 million of tax expense related to a capital gains tax recorded on the equity sale of Jewel Punta Cana in December 2023, and a $21.4 million increase in our valuation allowance primarily due to current year losses that are not more likely than not realizable. The 2023 income tax expense was partially offset by a $51.9 million tax benefit from our rate-favorable jurisdictions, and a $2.7 million benefit due to inflation adjustments.
For the year ended December 31, 2022, we recognized an income tax benefit of $5.6 million, resulting in an effective tax rate for the year of (10.8)%. The 2022 income tax benefit was driven primarily by a $10.1 million tax benefit associated with inflation adjustments related to our Dominican Republic and Mexican operations and a $31.5 million tax benefit from our rate-favorable jurisdictions. The 2022 income tax benefit was partially offset by $13.2 million expense on the tax impact of book income, $5.2 million of tax expense on non-deductible stock compensation and other expenses, $3.6 million tax expense due to changes in foreign exchange rates, and a $13.9 million increase in our valuation allowance primarily due to current year losses that are not more likely than not realizable.
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
Effects of Tax Legislative Changes
Our tax provision for the year ended December 31, 2024 was materially impacted by the Dutch Minimum Tax Act 2024, which was approved by the Dutch Senate on December 19, 2023. The Dutch Minimum Tax Act 2024 implements measures to ensure that large multinational groups of companies pay a minimum corporate income tax rate of 15% in accordance with the European Union's Pillar 2 Directive. As we are incorporated in the Netherlands, we are subject to certain provisions of the Dutch Minimum Tax Act 2024 beginning January 1, 2024. We recognized $14.0 million current Pillar 2 tax expense for the year ended December 31, 2024.

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
Dominican Republic
Our Dominican Republic taxes are determined based upon Advanced Pricing Agreements (“APA”) approved by the Ministry of Finance of the Dominican Republic. The Company’s most recent APAs were approved in May 2024 and are effective from January 1, 2022 through December 31, 2025. Our annual effective tax rate calculation reflects the terms of the APAs that were applied for the year ending December 31, 2024.

During 2024, our Dominican Republic entities were subject to income tax and asset tax. For the year ended December 31, 2024, we recorded current tax expense of $0.5 million and no deferred tax expense or benefit.

During 2023, our Dominican Republic entities were subject to income tax and asset tax. For the year ended December 31, 2023, we recorded current tax expense of $1.0 million and a deferred tax benefit of $2.6 million.

During 2022, our Dominican Republic entities were subject to income tax and asset tax. For the year ended December 31, 2022, we recorded a current tax expense of $0.3 million and a deferred tax benefit of $0.5 million.
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

The tax effect of each type of temporary difference and carry-forward that gives rise to a significant portion of our deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows ($ in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Advance customer deposits	$2,273	$3,687
Trade payables and other accruals	9,479	5,711
Labor liability accrual	1,764	1,562
Lease obligation	820	999
Interest expense	106,406	97,034
Other assets	—	2,667
Net operating losses	137,424	149,190
Total deferred tax asset	258,166	260,850
Valuation allowance	(223,694)	(222,650)
Net deferred tax asset	34,472	38,200

Deferred tax liabilities
Accounts receivable and prepayments to vendors	861	771
Property and equipment	71,933	87,524
Other liabilities	5,119	1,753
Total deferred tax liability	77,913	90,048
Net deferred tax liability	$(43,441)	$(51,848)
As of December 31, 2024, we had approximately $508.5 million of foreign net operating loss carryforwards and $9.8 million of U.S. federal and state net operating loss carryforwards. The ability to utilize the tax net operating losses in any single year ultimately depends upon our ability to generate sufficient taxable income. The foreign net operating loss carryforwards begin to expire in 2026, and the U.S. federal net operating loss carryforwards begin to expire in 2035. An annual limitation may apply to the use of the U.S. net operating loss carryforwards under the provisions of the Internal Revenue Code and similar state tax provisions that are applicable if the Company experiences an “ownership change.” We performed an analysis of the potential limitations on the utilization of net operating losses and determined that they are subject to limitations that would preclude the use of a portion of the net operating losses.
We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our subsidiaries. We intend to indefinitely reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future, except for repatriation of earnings that can be distributed without incurring significant tax expense.
The change in the valuation allowance established against our deferred tax assets for the years ended December 31, 2024, 2023 and 2022 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions	Balance at December 31
December 31, 2024	$(222,650)	$(8,774)	$7,730	$(223,694)
December 31, 2023	$(177,817)	$(57,179)	$12,346	$(222,650)
December 31, 2022	$(160,104)	$(29,728)	$12,015	$(177,817)
The valuation allowance for each period is used to reduce the deferred tax asset to a more likely than not realizable value. As of December 31, 2024, our valuation allowance relates primarily to net operating loss carryforwards which we do not expect to utilize, most notably in the Netherlands and certain legal entities in Mexico and Jamaica.
As of December 31, 2024, a valuation allowance has been maintained as a reserve on material net deferred tax assets, including loss carry forwards, where the future realization of these deferred tax assets is uncertain. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.

We are subject to income taxes in a variety of global jurisdictions. We remain subject to U.S. federal and state examinations of our income tax returns for tax years 2017 to the present. We are also subject to income tax examinations in various foreign jurisdictions for tax years 2011 to the present. We consider the potential outcome of current and future examinations in our assessment of our uncertain tax positions. We had no uncertain tax positions as of December 31, 2024, 2023 and 2022.
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

Relationship with Davidson Kempner Capital Management L.P.
Davidson Kempner Capital Management L.P. (“DKCM”) is the investment manager of multiple affiliated funds and is considered a related party due to the DKCM funds’ ownership of our ordinary shares. The affiliated funds managed by DKCM were also the lenders to our Property Loan and Additional Credit Facility, which consisted of our Term A1, Term A2 and Term A3 loans. We paid DKCM periodic interest payments related to the outstanding debt through December 16, 2022, when we repaid the principal balances of the Property Loan and Additional Credit Facility in connection with our debt refinancing.
Lease with our Chief Executive Officer
One of our offices is owned by our Chief Executive Officer and we sublease the space at that location from a third party.

Transactions with related parties
Transactions between us and related parties during the years ended December 31, 2024, 2023 and 2022 were as follows ($ in thousands):

		Year Ended December 31,
Related Party	Transaction	2024	2023	2022
Revenues
ALG	Package revenue	$—	$—	$18,074
Sagicor	Cost reimbursements(1)	$3,910	$5,087	$5,113
Expenses
Hyatt	Franchise fees(2)	$36,032	$35,562	$29,774
Sagicor	Insurance premiums(2)	$1,641	$1,489	$1,131
Chief Executive Officer	Lease expense(3)	$640	$687	$786
DKCM	Interest expense(4)	$—	$—	$27,425
DKCM	Early termination and other fees(5)	$—	$—	$5,226
AMResorts	Management fees(2)	$—	$41	$3,279
AMResorts	Marketing fees(3)	$—	$37	$3,702
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
Note 7. Commitments and contingencies
Litigation, claims and assessments
We are involved in various claims, assessments, and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and workers’ compensation and other employee claims as well as income tax and non-income tax examinations. Most occurrences involving liability and claims of negligence are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits, assessments and proceedings will not, individually or in the aggregate, have a material effect on our Consolidated Financial Statements.
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
During the second quarter of 2024, we entered into an arrangement for the future minimum purchase of liquified natural gas to fuel the equipment we leased to produce electricity and hot water at the Hilton Rose Hall Resort & Spa (see Note 12). Future payments under this noncancellable unconditional purchase will be made through the second quarter of 2036 and the remaining obligation was $7.2 million as of December 31, 2024. We estimate the fixed and determinable portion of this unconditional purchase obligation to be $0.6 million in each of the five succeeding fiscal years. The actual obligation may vary based on the Henry Hub rate, which is a variable component that is not included in our estimate. We purchased $1.2 million of liquified natural gas as part of this arrangement during the year ended December 31, 2024.

Note 8. Leases
We enter into operating leases primarily for administrative offices. Our administrative offices, located in Virginia, Florida and Cancún, are leased under lease agreements that extend for varying periods through 2033. The extension options are reasonably certain to be exercised and included in the amounts recorded.
We also have finance lease arrangements with third-parties for the construction, management and maintenance of thermal energy plants and other equipment to produce electricity and chilled and hot water in the Dominican Republic and Jamaica.
Our future minimum lease payments as of December 31, 2024 were as follows ($ in thousands):

	Operating Leases	Finance Leases
Minimum future lease payments
2025	$1,193	$2,201
2026	1,204	2,348
2027	1,214	2,382
2028	1,032	2,417
2029	947	2,452
Thereafter	1,964	15,757
Total minimum future lease payments	7,554	27,557
Less: imputed interest	(1,350)	(10,328)
Total lease liability(1)	$6,204	$17,229
________
(1) Operating and finance lease liabilities are included in other liabilities and debt, respectively, in our Consolidated Balance Sheets.

The following table presents the components of lease expense and supplemental cash flow information ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease expense(1)	$3,002	$3,394	$2,319
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$786	$661	$825
Operating cash outflows for finance leases	$650	$413	$443
Financing cash outflows for finance leases	$596	$436	$400
________
(1) Includes variable and short-term lease expenses.

The following table presents other relevant information related to our leases as of December 31, 2024:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	6.79 years	12.90 years
Weighted-average discount rate	5.98%	8.29%

We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

		Year Ended December 31,
Leases	Financial Statement Classification	2024	2023	2022
Operating lease income (1)	Non-package revenue	$3,955	$4,040	$4,197
________
(1) Includes variable lease revenue, which is typically calculated as a percentage of our tenant's net sales.

Note 9. Ordinary shares
Our Board previously authorized a $200.0 million share repurchase program, pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
During the years ended December 31, 2024, 2023, and 2022, we repurchased 17,106,552, 23,295,093 and 7,838,992 ordinary shares, respectively, under the program at an average price of $8.44, $7.95, and $5.90 per share, respectively, excluding taxes. As of December 31, 2024, we had $52.1 million remaining under our share repurchase program.
As of December 31, 2024, our ordinary share capital consisted of 121,554,617 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 5,049,986 restricted shares and 36,272 restricted share units were outstanding under the 2017 Plan (as defined in Note 10). The holders of restricted shares are entitled to vote, but not dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.
Note 10. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees. The Compensation Committee of our Board may award share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards under the 2017 Plan. As of December 31, 2024, there were 10,080,318 shares available for future grants under the 2017 Plan.
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

A summary of our restricted share awards from January 1, 2024 to December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,733,532	$6.84
Granted	1,456,506	8.03
Vested	(1,417,634)	6.61
Forfeited	(45,077)	7.49
Unvested balance at December 31, 2024	2,727,327	$7.58

The following table provides additional information on our restricted share awards for the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	$8.03	$6.77	$8.20
Fair value of vested restricted share awards	$11,681	$7,260	$13,086
Share-based compensation expense	$9,974	$9,130	$8,665

As of December 31, 2024, the unrecognized compensation cost related to restricted share awards was $11.0 million and is expected to be recognized over a weighted-average period of 1.8 years.

Performance share awards
Performance share awards consist of ordinary shares that may become earned and vested based on the achievement of performance targets adopted by our Compensation Committee. The actual number of ordinary shares that ultimately vest will range from 0% to 200% of the target award and will be determined at the end of the three-year performance period based on performance criteria as defined in the applicable award agreements for the period of performance.

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
________
(1) Expected volatility was determined based on Playa's historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

In the table above, the peer shareholder return and growth rate components are market conditions as defined by ASC 718, Compensation—Stock Compensation, and compensation expense related to these components is recognized on a straight-line basis over the vesting period. The peer shareholder return component may vest between 0% and 200% of target based on the total shareholder return (“TSR”) of our ordinary shares relative to those of our peer group, with the award capped at 100% of target should Playa’s TSR be negative. The growth rate component may vest up to 100% of target based on the compound annual growth rate of the trading price of our ordinary shares.

A summary of our performance share awards from January 1, 2024 to December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2024	2,048,350	$6.34
Granted	1,509,519	7.39
Vested	(1,174,808)	5.38
Forfeited	(24,130)	6.01
Unvested balance at December 31, 2024	2,358,931	$7.35

The following table provides additional information on our performance share awards for the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	$7.39	$6.88	$8.10
Fair value of vested performance share awards	$9,528	$—	$130
Share-based compensation expense	$4,935	$4,077	$3,227

As of December 31, 2024, the unrecognized compensation cost related to performance share awards was $8.2 million and is expected to be recognized over a weighted-average period of 1.9 years.

Note 11. Earnings per share
Basic and diluted earnings or loss per share (“EPS”) were as follows ($ in thousands, except share data):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income	$73,813	$53,852	$56,706
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	129,737,022	148,063,358	164,782,886
Effect of dilutive securities
Unvested performance share awards	866,009	1,268,736	546,790
Unvested restricted share awards	918,495	977,580	748,126
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	131,521,526	150,309,674	166,077,802
EPS - Basic	$0.57	$0.36	$0.34
EPS - Diluted	$0.56	$0.36	$0.34

For the years ended December 31, 2024 and 2023, we had no anti-dilutive unvested performance share awards. For the year ended December 31, 2022, unvested performance share awards of 187,500 were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. The performance targets of our unvested performance share awards granted in 2024 and 2023 were partially achieved as of December 31, 2024 and the performance targets of our unvested performance share awards granted in 2022 were fully achieved as of December 31, 2024.

For the years ended December 31, 2024, 2023, and 2022, we had no anti-dilutive unvested restricted share awards.
Note 12. Debt
Our debt consists of the following as of December 31, 2024 and 2023 ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50%	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 2.75%(3)	January 5, 2029	1,078,000	1,089,000
Total Senior Secured Credit Facilities (at stated value)			1,078,000	1,089,000
Unamortized discount			(20,687)	(26,466)
Unamortized debt issuance costs			(4,999)	(6,380)
Total Senior Secured Credit Facilities, net			$1,052,314	$1,056,154

Finance lease obligations (4)			$17,229	$5,222

Total debt, net			$1,069,543	$1,061,376
_______
(1)We had an available balance on our Revolving Credit Facility of $225.0 million as of December 31, 2024 and 2023.
(2)The effective interest rate for the Term Loan due 2029 was 7.11% and 8.59% as of December 31, 2024 and 2023, respectively.
(3)As of December 31, 2023, the Term Loan due 2029 bore interest at SOFR + 3.25%.
(4)Interest expense for our finance leases was $1.3 million, $0.4 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Aggregate debt maturities for future annual periods are as follows ($ in thousands):

As of December 31, 2024
Term Loan due 2029
2025	$11,000
2026	11,000
2027	11,000
2028	11,000
2029	1,034,000
Thereafter	—
Total debt maturities	$1,078,000
Senior Secured Credit Facility
Playa Resorts Holding B.V., a subsidiary of ours, holds a senior secured credit facility consisting of: (i) a $225.0 million revolving line of credit with a maturity date of January 5, 2028 (the “Revolving Credit Facility”) and (ii) a $1.1 billion term loan with a maturity of January 5, 2029 (the “Term Loan due 2029” and collectively with the Revolving Credit Facility, the “Senior Secured Credit Facility”). The Revolving Credit Facility also includes a $25.0 million sub-facility for the issuance of standby letters of credit and $25.0 million which is available as swingline loans. The Senior Secured Credit Facility includes provisions permitting future increases in the amount of term loans and revolving loan commitments, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions.
The Revolving Credit Facility bears interest at our option of either a base rate plus a margin ranging from 2.25% to 2.75% or the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 3.25% to 3.75%, in each case, depending on the level of our consolidated secured net leverage ratio in effect from time to time. In addition, under the Revolving Credit Facility, we pay an unused commitment fee on the average daily undrawn amount at a rate that varies between 0.25% and 0.50%, depending on the level of our consolidated secured net leverage ratio in effect from time to time. The Term Loan due 2029 previously bore interest at either a base rate plus a margin of 3.25% or SOFR plus a margin of 4.25%.
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
First Amendment to Second Restatement Agreement
On December 22, 2023, we entered into the First Amendment to Second Amended and Restated Credit Agreement to decrease the interest rate applicable to the Term Loan due 2029 to, at our option, either a base rate plus a margin of either 2.25% to 2.50% or SOFR plus a margin of either 3.25% or 3.50%, in each case, depending on the level of our consolidated net leverage ratio in effect from time to time. All other terms of the Senior Secured Credit Facility remained in effect.
The repricing of the Term Loan due 2029 was accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $0.9 million and transaction costs of $1.7 million for the year ended December 31, 2023. The transaction costs are included in selling, general, and administrative expense in the Consolidated Statements of Operations.
Second Amendment to Second Restatement Agreement
On June 22, 2024, we entered into the Second Amendment to Second Amended and Restated Credit Agreement to decrease the interest rate applicable to the Term Loan due 2029 by 0.50% to, at our option, either a base rate plus a margin of 1.75% or SOFR plus a margin of 2.75%. All other terms of the Senior Secured Credit Facility remain in effect.
The repricing of the Term Loan due 2029 was accounted for as a partial modification and partial extinguishment of debt, which resulted in a loss on extinguishment of debt of $1.0 million and transaction costs of $1.3 million for the year ended December 31, 2024. The transaction costs are included in selling, general, and administrative expense in the Consolidated Statements of Operations.

Third Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement
On November 1, 2024, we entered into the Third Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement to add Resort Room Sales, LLC, a subsidiary of ours, as an additional borrower to the Senior Secured Credit Facility. All other terms of the Senior Secured Credit Facility remain in effect.
Finance lease obligations
During the first half of 2024, we entered into multiple finance lease arrangements with various third-parties. The following arrangements resulted in the recognition of a $14.5 million right-of-use asset and $14.1 million lease liability within property and equipment, net and debt, respectively, on the Consolidated Balance Sheet for the following:
• A ten-year finance lease arrangement for the use of equipment to produce electricity and hot water at the Hilton Rose Hall Resort & Spa;
• A twelve-year finance lease arrangement for the use of equipment to store liquified natural gas at the Hilton Rose Hall Resort & Spa; and
• A finance lease arrangement for the use of two condo units at the Hyatt Ziva Los Cabos.
During the third quarter of 2024, we terminated our existing finance lease at the Hyatt Ziva Los Cabos and our ten-year finance lease at the Hilton Rose Hall Resort & Spa, which resulted in the de-recognition of a $13.3 million right-of-use asset and lease liability. Concurrent with the termination of our ten-year finance lease at the Hilton Rose Hall Resort & Spa, we executed a new fifteen-year finance lease with another third-party for the use of equipment to produce electricity and chilled and hot water at the same resort. The new fifteen-year finance lease resulted in the recognition of an $11.8 million right-of-use asset and lease liability.
Financial maintenance covenants
We were in compliance with all applicable covenants as of December 31, 2024. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 13. Derivative financial instruments

Interest rate swaps
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the years ended December 31, 2024, 2023, and 2022 are as follows:

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

Foreign currency forward contracts

We have entered into foreign currency forward contracts to mitigate the risk of foreign exchange fluctuations on certain direct expenses, such as salaries and wages and food and beverage costs, which are denominated in Mexican Pesos. As of December 31, 2024, the total outstanding notional amount of the forward contracts was $139.6 million, or $2.7 billion Mexican Pesos, which will be settled monthly with maturity dates between January and December 2025.

Quantitative disclosures about derivative financial instruments

The following tables present the effect of our derivative financial instruments, net of tax, in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended December 31,
	2024		2023	2022
	Interest rate swaps(1)	Foreign currency forwards(2)	Interest rate swaps	Interest rate swaps
Change in fair value	$(6,050)	$16,721	$(7,890)	$—
Reclassification from AOCI to interest expense	$7,203	$(4,139)	$2,416	$(11,737)
________
(1) Amounts are reclassified from AOCI to interest expense. As of December 31, 2024, the total amount of net gains expected to be reclassified during the next twelve months is $1.3 million.
(2) Amounts are reclassified from AOCI to direct expenses. As of December 31, 2024, the total amount of net losses expected to be reclassified during the next twelve months is $12.6 million.

Derivative Financial Instruments	Financial Statement Classification	Year Ended December 31,
		2024	2023	2022
Designated as Cash Flow Hedges
Interest rate swaps	Interest expense	$(7,203)	$(5,300)	$—
Foreign currency forwards	Direct expenses	$5,253	$—	$—
Not Designated as Hedging Instruments
Interest rate swaps (1)	Interest expense	$—	$3,013	$(4,948)
________
(1) Includes the (gain) or loss from the change in fair value of our interest rate swaps and the cash interest paid or received for the monthly settlements of the derivative.

The following table presents the effect of our interest rate swaps in the Consolidated Balance Sheets as of December 31, 2024 and 2023 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of December 31,
		2024	2023
Designated as Cash Flow Hedges
Interest rate swap	Derivative financial assets	$1,672	$2,966
Foreign currency forwards	Derivative financial liabilities	$12,581	$—

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

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of December 31, 2024 and 2023. Our only Level 3 financial instrument in our Consolidated Financial Statements is our pension obligation (refer to Note 15 for further discussion).
The following tables present our fair value hierarchy for our financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023 ($ in thousands):

Financial Assets	December 31, 2024	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$1,672	$—	$1,672	$—

Financial Liabilities	December 31, 2024	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Foreign currency forwards	$12,581	$—	$12,581	$—

Financial Assets	December 31, 2023	Level 1	Level 2	Level 3
Fair value measurements on a recurring basis
Interest rate swaps	$2,966	$—	$2,966	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of December 31, 2024 and 2023 ($ in thousands):

	Carrying Value	Fair Value
	As of December 31, 2024	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,052,314	$—	$—	$1,079,490
Total liabilities	$1,052,314	$—	$—	$1,079,490

	Carrying Value	Fair Value
	As of December 31, 2023	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,056,154	$—	$—	$1,097,081
Total liabilities	$1,056,154	$—	$—	$1,097,081

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
Note 15. Employee benefit plan
In accordance with labor law regulations in Mexico, certain employees are legally entitled to receive severance that is commensurate with the tenure they had with us at the time of termination. Our pension obligation is a Level 3 financial instrument that is recorded at fair value and calculated using actuarial valuations by applying the “projected unit credit method.” The fair value as of December 31, 2024 was determined based on the application of certain assumptions including a discount rate, mortality (using the EMSSAH-15 and EMSSAM-15 mortality tables, respectively), salary increase and estimated personnel turnover and disability.

The following table sets forth our pension obligation, funded status and accumulated pension obligation as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Change in pension obligation
Balance at beginning of period	$9,980	$7,777
Service cost	1,217	1,161
Interest cost	775	819
Actuarial (gain) loss	(3,569)	43
Effect of foreign exchange rates	(1,565)	1,213
Curtailment	(118)	—
Benefits paid	(1,292)	(1,033)
Balance at end of period	$5,428	$9,980
Underfunded status	(5,428)	(9,980)
Accumulated pension obligation	$(4,322)	$(7,483)

There were no plan assets as of December 31, 2024 or 2023 as contributions are made only to the extent benefits are paid. The underfunded status of the plan is recorded in other liabilities in the Consolidated Balance Sheet. Actuarial gains and losses are recognized in the Consolidated Statements of Operations.

The following table presents the components of net periodic pension cost for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Service cost	$1,217	$1,161	$857
Interest cost	775	819	517
Effect of foreign exchange rates	(1,565)	1,213	431
Compensation-non-retirement post-employment benefits	(48)	183	237
Settlement and curtailment gain	(571)	(62)	(82)
Other	(69)	18	1
Total net periodic pension (benefit) cost	$(261)	$3,332	$1,961

The service cost component of net periodic pension cost is recorded within direct expense in the Consolidated Statements of Operations, while all other components are recorded within other (expense) income.

The weighted-average assumptions used to determine the pension obligation as of December 31, 2024 and 2023 and the net periodic pension cost for the years ended December 31, 2024, 2023, and 2022 were as follows:

	As of December 31,
	2024	2023	2022
Discount rate	10.50%	9.70%	9.22%
Rate of compensation increase	4.79%	4.79%	4.79%

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

The following table represents our expected plan payments for the next five years and thereafter ($ in thousands):

As of December 31, 2024
2025	$841
2026	842
2027	881
2028	910
2029	948
Thereafter	3,882
Total expected plan payments	$8,304

Note 16. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Gross trade and other receivables(1)	$68,226	$75,051
Allowance for doubtful accounts	(1,269)	(289)
Total trade and other receivables, net	$66,957	$74,762
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

The change in the allowance for doubtful accounts for the years ended December 31, 2024, 2023, and 2022 is summarized in the following table ($ in thousands):

	Balance at January 1	Additions	Deductions(1)	Balance at December 31
December 31, 2024	$(289)	$(2,282)	$1,302	$(1,269)
December 31, 2023	$(450)	$(375)	$536	$(289)
December 31, 2022	$(1,940)	$(656)	$2,146	$(450)
________
(1)    Includes reversals of our bad debt expense and write-offs of our allowance for doubtful accounts.

Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Advances to suppliers	$15,383	$18,213
Prepaid income taxes	10,513	11,510
Prepaid other taxes(1)	8,444	5,641
Operating lease right-of-use assets	5,681	6,426
Key money	6,684	6,475
Other assets	8,360	6,029
Total prepayments and other assets	$55,065	$54,294
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units during the years ended December 31, 2024, 2023 and 2022. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 17) as of December 31, 2024 and 2023 were as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total

Gross carrying value	$51,731	$—	$—	$33,879	$85,610
Accumulated impairment losses	(6,168)	—	—	(18,800)	(24,968)
Net carrying value	$45,563	$—	$—	$15,079	$60,642

Other intangible assets
Other intangible assets as of December 31, 2024 and 2023 consisted of the following ($ in thousands):

	As of December 31,
	2024	2023
Gross carrying value
Casino and other licenses(1)	$—	$607
Management contract	1,900	1,900
Enterprise resource planning system(2)	6,352	6,352
Other	1,755	4,674
Total gross carrying value	10,007	13,533

Accumulated amortization
Management contract	(618)	(523)
Enterprise resource planning system(2)	(6,008)	(4,349)
Other	(1,290)	(4,304)
Total accumulated amortization	(7,916)	(9,176)

Net carrying value
Casino and other licenses(1)	—	607
Management contract	1,282	1,377
Enterprise resource planning system(2)	344	2,003
Other	465	370
Total net carrying value	$2,091	$4,357
________
(1) Our casino licenses have indefinite lives. Accordingly, there is no associated amortization expense or accumulated amortization.
(2) Represents software development costs incurred to develop and implement SAP as our integrated enterprise resource planning system. Associated costs are being amortized over a weighted-average amortization period of 4 years.
Amortization expense for intangible assets was $2.6 million, $2.1 million and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense for our intangible assets with finite lives is expected to be as follows ($ in thousands):

As of December 31, 2024
2025	$641
2026	189
2027	175
2028	135
2029	119
Thereafter	832
Total future amortization expense	$2,091

Trade and other payables
The following summarizes the balances of trade and other payables as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Trade payables	$22,684	$25,929
Advance deposits(1)	71,044	80,506
Withholding and other taxes payable	11,188	15,164
Interest payable	—	2,603
Payroll and related accruals	26,039	31,466
Accrued expenses and other payables(2)	23,622	40,764
Total trade and other payables	$154,577	$196,432
________
(1) The opening balance as of January 1, 2023 was $83.3 million.
(2) Accrued expenses and other payables includes $16.8 million of accrued clean up and repair expenses related to Hurricane Fiona as of December 31, 2023. The accrued clean up and repair expenses related to Hurricane Fiona was immaterial as of December 31, 2024.
Other liabilities
The following summarizes the balances of other liabilities as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Pension obligation	$5,428	$9,980
Operating lease liabilities	6,204	6,973
Unfavorable ground lease liability	1,639	1,748
Key money	13,300	14,331
Other	941	938
Total other liabilities	$27,512	$33,970
Note 17. Business segments
We consider each one of our owned resorts to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual owned resorts. Our operating segments meet the aggregation criteria and thus, we report four separate reportable segments by geography: (i) Yucatán Peninsula, (ii) Pacific Coast, (iii) Dominican Republic, and (iv) Jamaica.
Our operating segments are components of the business that are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, all of whom collectively represent our chief operating decision maker (“CODM”). Financial information for each reportable segment is reviewed by the CODM to assess performance and make decisions regarding the allocation of resources.
Our CODM evaluates the performance of our segments on adjusted earnings before interest expense, income tax (provision) benefit, and depreciation and amortization expense, corporate expenses, The Playa Collection revenue and management fees (“Owned Resort EBITDA”) and the performance of our business primarily on adjusted EBITDA.

The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees, The Playa Collection revenue, and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Owned Net Revenue
Yucatán Peninsula	$317,590	$306,259	$280,161
Pacific Coast	125,742	141,582	128,210
Dominican Republic	257,895	253,700	230,972
Jamaica	189,619	219,903	180,318
Total Owned Net Revenue	890,846	921,444	819,661
Other	1,472	8,813	1,000
Management fees	6,148	7,030	3,828
The Playa Collection	5,949	3,642	1,752
Cost reimbursements	9,873	12,475	9,706
Compulsory tips	24,281	24,100	20,316
Total revenue	$938,569	$977,504	$856,263
The following tables present significant segment expenses for each of our reportable segments and a reconciliation from Owned Net Revenue to Owned Resort EBITDA for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended December 31, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica
Owned Net Revenue	$317,590	$125,742	$257,895	$189,619
Less:
Salaries and wages	71,151	27,138	41,202	33,536
Food and beverage	28,412	10,660	28,836	23,540
Utilities	11,162	4,640	15,313	11,951
Franchise and license fees	16,914	7,992	14,878	9,207
Sales and marketing	23,423	9,446	11,055	9,179
Property insurance	9,791	4,525	8,828	6,839
Other segment items(1)	47,085	18,545	38,716	44,044
Owned Resort EBITDA	$109,652	$42,796	$99,067	$51,323

	Year Ended December 31, 2023
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica
Owned Net Revenue	$306,259	$141,582	$253,700	$219,903
Less:
Salaries and wages	67,572	27,444	48,552	31,878
Food and beverage	30,453	13,183	32,273	25,864
Utilities	11,166	5,255	18,500	12,736
Franchise and license fees	16,163	8,719	13,512	10,564
Sales and marketing	23,319	10,244	12,362	10,217
Property insurance	8,694	4,012	9,273	5,919
Other segment items(1)	44,051	19,216	39,150	42,225
Owned Resort EBITDA	$104,841	$53,509	$80,078	$80,500

	Year Ended December 31, 2022
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica
Owned Net Revenue	$280,161	$128,210	$230,972	$180,318
Less:
Salaries and wages	53,204	21,986	43,550	26,450
Food and beverage	27,951	12,284	29,595	23,440
Utilities	9,802	4,458	17,501	14,074
Franchise and license fees	14,544	8,118	9,529	8,367
Sales and marketing	23,461	9,192	12,702	8,093
Property insurance	5,358	2,436	5,887	3,753
Other segment items(1)	40,425	18,588	35,354	39,862
Owned Resort EBITDA	$105,416	$51,148	$76,854	$56,279
________
(1) Other segment items for each reportable segment include administrative and general costs (including credit card commissions and centralized service costs), repairs and maintenance, departmental expenses (including guest costs and music and entertainment costs), and owner expenses (including corporate allocated costs).
The following table presents segment Owned Resort EBITDA and a reconciliation to net income for the years ended December 31, 2024, 2023, and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Owned Resort EBITDA
Yucatán Peninsula	$109,652	$104,841	$105,416
Pacific Coast	42,796	53,509	51,148
Dominican Republic	99,067	80,078	76,854
Jamaica	51,323	80,500	56,279
Total Owned Resort EBITDA	302,838	318,928	289,697
Interest expense	(89,364)	(108,184)	(64,164)
Depreciation and amortization	(78,580)	(81,827)	(78,372)
Gain (loss) on sale of assets	18,161	(5,069)	(6)
Loss on extinguishment of debt	(1,043)	(894)	(18,307)
Other (expense) income	(1,738)	(353)	3,857
Repairs from hurricanes and severe weather events	(1,620)	823	(8,074)
Contract termination fees	—	6,485	—
Share-based compensation	(14,909)	(13,207)	(11,892)
Other tax (expense) income	(138)	34	(502)
Transaction expense	(4,176)	(4,705)	(15,110)
Severance expense	(1,398)	(1,655)	—
Non-service cost components of net periodic pension (benefit) cost(1)	(1,478)	2,171	1,104
Corporate and other (2)	(44,789)	(46,981)	(47,078)
Net income before tax	$81,766	$65,566	$51,153
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other (expense) income in the Consolidated Statements of Operations. We include these costs in Owned Resort EBITDA as they are considered part of our ongoing resort operations.
(2) Includes management fee revenue, The Playa Collection revenue, and corporate expenses. Corporate expenses include corporate salaries and benefits, professional fees, corporate rent and insurance corporate travel, software licenses, board fees and other miscellaneous corporate expenses.

The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Segment property and equipment, gross
Yucatán Peninsula	$692,443	$683,073
Pacific Coast	361,077	305,588
Dominican Republic	457,647	541,629
Jamaica(1)	414,804	422,772
Total segment property and equipment, gross	1,925,971	1,953,062
Corporate property and equipment, gross	6,987	5,823
Accumulated depreciation	(558,628)	(543,313)
Total property and equipment, net	$1,374,330	$1,415,572
    ________
(1) Property and equipment of the Jewel Paradise Cove resort is included within assets held for sale in the Consolidated Balance Sheet.
The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Segment capital expenditures
Yucatán Peninsula	$14,050	$13,011	$10,018
Pacific Coast(2)	56,792	15,337	4,782
Dominican Republic	5,142	9,526	8,163
Jamaica(2)	34,552	8,136	6,304
Total segment capital expenditures	110,536	46,010	29,267
Corporate	3,298	742	698
Total capital expenditures(1)	$113,834	$46,752	$29,965
________
(1) Represents gross additions to property and equipment.
(2) Includes the gross balance of finance lease right-of-use assets terminated during the year ended December 31, 2024.
Note 18. Subsequent events
For our Consolidated Financial Statements as of December 31, 2024, we evaluated subsequent events through February 25, 2025, which is the date the Consolidated Financial Statements were issued.
Proposed Hyatt Transaction
On February 9, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Hyatt and HI Holdings Playa B.V., a Dutch private limited liability company organized under the laws of the Netherlands and an indirect wholly owned subsidiary of Hyatt (“Buyer”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, Buyer will commence a tender offer (the “Offer”) to purchase all of the Company’s issued and outstanding ordinary shares (the “Shares”) at a cash price of $13.50 per Share (the “Offer Consideration”), less any applicable withholding taxes and without interest. The Offer will initially remain open until 9:00 a.m. (New York City time) on the day that is
•21 business days from the commencement of the Offer; or
•six business days after the date of the extraordinary general meeting of the shareholders of the Company discussed below (the “EGM”), whichever is later, unless the Offer is extended. The time at which the Offer expires (taking into account any extensions) is referred to as the “Expiration Time.”

On the first business day after the Expiration Time, subject to the conditions to the Offer having been satisfied, Buyer will commence a subsequent offering period (the “Subsequent Offering Period”) for a period of five business days to purchase additional Shares. Pursuant to the Subsequent Offering Period, Buyer will offer to purchase such additional Shares at the Offer Consideration, without interest and subject to any required tax withholding.
Beginning promptly on the final date on which shares are tendered during the Subsequent Offering Period, Hyatt and Buyer shall be required to effectuate, or cause to be effectuated, and the Company and its subsidiaries shall effectuate, if permissible under applicable law, the following transactions (jointly referred to as the “Back-End Transactions”):
•prior to the statutory triangular merger (juridische driehoeksfusie) of the Company (as disappearing company) with and into Playa Hotels & Resorts Merger Sub B.V. (as acquiring company) (“New Merger Sub”), with Playa Hotels & Resorts New TopCo B.V. (“New TopCo”) allotting class A shares of NewTopCo to the Company’s shareholders (other than Buyer) (“New TopCo A Shares”) and class B shares of New TopCo to Buyer in accordance with Sections 2:309 et seq. and 2:333a of the Dutch Civil Code as contemplated by and in accordance with the terms of the merger proposal and accompanying explanatory notes filed with the Dutch trade registry (the “Triangular Merger”) becoming effective, the Company shall, in its capacity as sole shareholder of New TopCo, resolve to effectuate the cancellation of all outstanding New TopCo A Shares following the effective time of the Triangular Merger (the “Cancellation”);
•the Company, New TopCo and New Merger Sub shall execute the notarial deed effecting the Triangular Merger no later than 23:59, local time, on the closing date of the Subsequent Offering Period;
•promptly after the Triangular Merger becomes effective but prior to the Cancellation becoming effective, Buyer shall grant a loan to New TopCo for an amount in cash made available to New TopCo as immediately available funds equal to the product of (A) the number of New TopCo A Shares that will be issued and outstanding as at the effective time of the Cancellation and (B) the Offer Consideration (such product being the amount needed for New TopCo to make the repayment and distribution to the holders of New TopCo A Shares as part of the Cancellation) (the “Loan”);
•after the granting of the Loan but prior to the effective time of the Cancellation, the management board of New TopCo shall resolve on approving the Cancellation in accordance with applicable law, provided that the management board of New TopCo at such time does not know nor reasonably foresees that following the Cancellation New TopCo cannot continue to pay its due and payable debts; and subject to the foregoing steps having been completed, the Cancellation shall become effective at 0:30, local time on the date that the Triangular Merger becomes effective.
Upon completion of the Back-End Transaction, each Company shareholder that did not tender its Shares prior to the expiration of the Subsequent Offering Period will cease to hold any Shares and will have received an amount in cash, without interest and subject to any required tax withholding, equal to the Offer Consideration multiplied by the number of Shares held by such minority shareholder immediately prior to the Back-End Transactions.
As a result of the Back-End Transaction, the Company will no longer be a publicly traded company, the listing of the Shares on Nasdaq will be terminated and the Shares will be deregistered under the Securities Exchange Act of 1934, as amended, (the “Exchange Ac”) resulting in the cessation of the Company’s reporting obligations with respect to the Shares thereunder.
Buyer’s obligation to purchase Shares pursuant to the Offer is subject to the satisfaction or waiver of various usual and customary conditions, including:
•The tendering of a sufficient number of Shares to enable Buyer to acquire, together with the Shares it currently holds, at least eighty percent (80%) of the Shares (the “Minimum Condition”) at the settlement of the Offer (the “Closing”). Under certain circumstances, Buyer may reduce the Minimum Condition to seventy-five percent (75%) of the Shares.
•The receipt of required approvals relating to anti-competition filings under Ley Federal de Competencia Económica - Economic Competition Federal Law of Mexico and any other applicable laws relating to antitrust or competition regulation, or the expiration or termination of their respective waiting periods, including any extensions (collectively, the “Required Approvals”). Hyatt, Buyer and the Company have agreed to use their respective reasonable best efforts to obtain the Required Approvals.
•The adoption of resolutions by shareholders of the Company at an EGM (or a subsequent EGM) convened by the Company to approve certain transactions relating to the Offer and appointing Buyer designees to, and removal of certain other directors from, our Board effective upon the Closing (the “Shareholder Approval”). The Shareholder Approval will include the entering into the Back-End Transaction.
Hyatt has obtained committed debt financing to support the Offer and the Offer is not subject to any financing condition.

If, at any then-scheduled Expiration Time, any conditions of the Offer have not been satisfied or waived by Buyer, Buyer must, subject to certain exceptions, extend the Offer in consecutive periods of up to ten business days in order to permit the satisfaction of such conditions.
If Buyer determines at any then-scheduled Expiration Time that the conditions of the Offer are not reasonably likely to be satisfied within a ten business day extension period, then Buyer may choose to extend the Offer for up to 20 business days instead.
Buyer is not required to extend the Offer beyond October 9, 2025 (the “End Date”). In addition, if the only unmet conditions are the Minimum Condition and certain other conditions relating to shareholder approvals or that can otherwise only be satisfied at the Closing, Buyer will not be required to extend the Offer on more than three occasions.
In connection with the Offer, certain of the Company’s officers and directors, who in aggregate control approximately 9.8% of the Shares, entered into tender and support agreements with the Company in their respective capacities as Company shareholders. Under those agreements, each such shareholder has agreed, among other things, to tender his or her Shares in the Offer and to vote in favor of the adoption of certain shareholders’ resolutions at the EGM.
The Purchase Agreement contains customary representations, warranties and covenants of Hyatt, Buyer and the Company, including a covenant requiring the Company to operate its business and that of its subsidiaries in the ordinary course consistent with past practice.
Subject to certain exceptions, the Company has agreed to cease all existing, and to not solicit or initiate, discussions with third parties regarding, alternative proposals to acquire, or enter into similar transactions involving, the Company (each, an “Alternative Acquisition Proposal”).
The Purchase Agreement provides for the following treatment of Playa equity awards upon the payment by Buyer for all Shares tendered in the Offer prior to the Expiration Time:
•Each restricted share issued by Playa that remains subject to one or more vesting conditions (each a “Playa Restricted Share”) and each restricted stock unit issued by Playa that remains subject to one or more vesting conditions (each, a “Playa RSU”), in each case, held by any non-executive director of Playa and certain non-continuing employees to be determined by Hyatt will become fully vested and will be automatically converted into the right to receive an amount in cash, without interest, equal to the product obtained by multiplying the Offer Consideration by the total number of vested Shares subject to such Terminating Award as of immediately prior to the Closing. Each Playa Restricted Share that vests based on achievement of one or more performance goals will vest at either (i) target performance or (ii) the greater of actual and target performance, in each case, in accordance with the applicable award agreement memorializing such Playa Restricted Share).
•Each award of Playa Restricted Shares and each award of Playa RSUs that is unvested (after taking into consideration the accelerated vesting described above) and that remains issued and outstanding as of immediately prior to the Closing (each a “Continuing Award”) will be assumed by Hyatt and converted into a corresponding award of restricted stock units covering a number of shares of Hyatt common stock (rounded up to the nearest whole number of shares) equal to the product obtained by multiplying (i) (A) for each time-based Continuing Award, the number of shares subject to such Continuing Award as of immediately prior to the Closing or (B) for each performance-based Continuing Award, the number of shares subject to such Continuing Award determined either (1) as though the greater of target performance or actual performance has been achieved as of the Closing, or (2) as though target performance has been achieved, in each case, as determined by and in accordance with the award agreement evidencing such Continuing Award by (ii) the quotient of (a) the average closing price per share for Playa common stock, as reported on the Nasdaq and by Bloomberg L.P., for the 20 trading days ending on the trading day immediately preceding the date of the Closing, divided by (b) the average closing price per share for Hyatt common stock, as reported on NYSE and by Bloomberg L.P., for the 20 trading days ending on the trading day immediately preceding the date of the Closing (each resulting award covering Hyatt common stock, an “Assumed Award”). Each Assumed Award will continue to have, and be subject to, the same terms and conditions as applied to the corresponding Continuing Award as of immediately prior to the Closing (including dividend or dividend equivalent rights, as applicable but excluding any performance criteria), except that upon the termination of employment or service of an Assumed Award holder without “cause” or upon a termination of employment by the Assumed Award holder for “good reason,” either (i) within twelve (12) months following the Closing for any such Assumed Award holder who is not a part of a group of certain identified Playa employees or (ii) within twenty-four (24) months following the Closing for any such Assumed Award holder who is a part of a group of certain identified Playa employees, in either case such holder’s Assumed Awards will, upon effectiveness of a release and waiver, immediately vest in full.

The Purchase Agreement contains certain termination rights, including:
•the right of Playa or Hyatt to terminate the Purchase Agreement:
◦if Playa and Hyatt mutually agree to terminate;
◦if the Offer is not consummated on or before 11:59 p.m. (New York City time) on the End Date;
◦if there is a final, permanent and non-appealable order of a governmental authority prohibiting the consummation of the Offer; or
◦the Offer has expired in accordance with its terms without all of the Offer Conditions having been satisfied or waived.
•the right of Playa to terminate the Purchase Agreement:
◦if concurrently with or immediately following such termination, Playa enters into a definitive agreement with respect to a Superior Proposal and has not breached any of its obligations under the no solicitation covenant in any material respect with respect to such Superior Proposal;
◦if Hyatt or Buyer breaches its representations or warranties or covenants and such breach would result in any Offer Condition not being satisfied (subject to a cure period); or
◦if (A) the time of acceptance for payment (the “Acceptance Time”) has occurred, (B) Hyatt and Buyer have failed to pay for all shares validly tendered, (C) Playa delivers written notice to Hyatt or Buyer to make such payment, and (D) Hyatt or Buyer fails to make such payment within three (3) business days of receiving such notice.
•the right of Hyatt to terminate the Purchase Agreement:
◦if prior to the purchase of any shares pursuant to the Offer, Playa breaches its representations and warranties or covenants (other than a willful breach of the no solicitation covenant) and such breach would result in any Offer Condition not being satisfied (subject to a cure period) (the “Company Breach Termination Right”);
◦following an Adverse Recommendation Change or a willful breach by Playa of the no solicitation covenant; or
◦if the EGM (or a subsequent EGM, if applicable) has been held and the resolutions proposed to the Playa shareholders (including the Back-End Transactions) have not been adopted (the “EGM Termination Right”).
Upon termination of the Purchase Agreement, Playa has agreed to pay Hyatt a termination fee of $56,323,547 under specified circumstances, including a termination by Playa to enter into an agreement for a Superior Proposal, a termination by Hyatt following an Adverse Recommendation Change or Playa’s willful breach of the no solicitation covenant, and, in the event that an Alternative Acquisition Proposal is made public prior to a termination for certain specified reasons and, within 12 months of such termination, Playa consummates or enters into an agreement with respect to any transaction specified in the definition of Alternative Acquisition Proposal.
Playa has also agreed to reimburse Hyatt the reasonable and documented out-of-pocket costs and expenses incurred by Parent or Buyer up to $8.0 million in connection with the transactions contemplated by the Purchase Agreement, if the Purchase Agreement is terminated:
•because the Acceptance Time has not occurred before the End Date and certain Offer Conditions have not been satisfied;
•the Offer expired in accordance with its terms without all of the Offer Conditions having been satisfied; or
•pursuant to the EGM Termination Right.
The foregoing description of the Purchase Agreement is only a summary of certain material provisions thereof, does not purport to be complete. The full text of the Purchase Agreement is filed as Exhibit 2.1 to this Form 10-K.

(b) Financial Statement Schedule
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Balance Sheets
($ in thousands)

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$3,102	$2,492
Receivables from subsidiaries	14,906	913
Prepayments and other assets	55	447
Investment in subsidiaries	581,684	654,196
Total assets	$599,747	$658,048
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade and other payables	$669	$118
Income tax payable	14,010	—
Advances from subsidiaries	103,178	103,133
Total liabilities	117,857	103,251
Total shareholders’ equity	481,890	554,797
Total liabilities and shareholders' equity	$599,747	$658,048
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statements of Operations
($ in thousands)

	Year Ended December 31,
	2024	2023	2022
Revenue	$34	$342	$—
Selling, general and administrative expenses	(2,935)	(14,553)	(12,827)
Reimbursed costs	(34)	(342)	—
Operating loss	(2,935)	(14,553)	(12,827)
Other (expense) income	(114)	(8)	58,171
Interest income	35	203	31
Net (loss) income before tax	(3,014)	(14,358)	45,375
Income tax provision	(14,010)	—	—
Net (loss) income before equity in net income of subsidiaries	(17,024)	(14,358)	45,375
Equity in net income of subsidiaries	90,837	68,210	11,331
Net income	$73,813	$53,852	$56,706
The accompanying notes are an integral part of these Condensed Financial Statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Playa Hotels & Resorts N.V.
(Parent Company)
Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net cash provided by operating activities	$152,249	$191,689	$48,777
INVESTING ACTIVITIES
Investment in subsidiaries	(85)	(15,400)	—
Net cash used in investing activities	(85)	(15,400)	—
FINANCING ACTIVITIES
Repurchase of ordinary shares	(151,449)	(186,889)	(44,588)
Repurchase of ordinary shares for tax withholdings	(105)	—	—
Net cash used in financing activities	(151,554)	(186,889)	(44,588)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	610	(10,600)	4,189
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$2,492	$13,092	$8,903
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,102	$2,492	$13,092
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Repurchase of ordinary shares for tax withholdings	$4	$—	$—
Par value of vested restricted share awards	$282	$122	$182
Repurchase of ordinary shares not yet settled	$—	$—	$1,668

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
3. Dividends from subsidiaries
We received $153.3 million, $184.0 million and $50.0 million in cash dividends during the years ended December 31, 2024, 2023, and 2022, respectively, which are included within operating activities in the Condensed Statements of Cash Flows for all periods presented.
4. Advances from subsidiaries
During the year ending December 31, 2022, the cash advances from our Jamaican subsidiaries were forgiven and resulted in $58.2 million of other income within the Condensed Statement of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) in the role of Principal Executive Officer and our Chief Financial Officer (“CFO”) in the role of Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the 2024 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
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
Item 9B. Other Information.
Director and Officer Rule 10b5-1 Trading Agreements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment of Board Rules
The Board Rules of the Company were amended by the Company’s Board of Directors, effective February 25, 2025. The amended Board Rules make certain clarifying updates. This summary is qualified in its entirety by reference to the Board Rules, as amended, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for its extraordinary general meeting of shareholders to be filed within 120 days after December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for its extraordinary general meeting of shareholders to be filed within 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as provided below, the information required by this item is incorporated by reference to the Company's Proxy Statement for its extraordinary general meeting of shareholders to be filed within 120 days after December 31, 2024.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2017 Omnibus Incentive Plan, as of December 31, 2024. See Note 10 to the accompanying Consolidated Financial Statements for additional information regarding our 2017 Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	36,272	—	10,080,318
Equity compensation plans not approved by security holders	—	—	—
Total	36,272	—	10,080,318
________
(1) Represents unvested restricted share units.
(2) Restricted share units do not have any exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for its extraordinary general meeting of shareholders to be filed within 120 days after December 31, 2024.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for its extraordinary general meeting of shareholders to be filed within 120 days after December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)    Financial Statements
The following financial statements are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on the Form 10-K and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

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
2.1
Purchase Agreement, dated as of February 9, 2025, by and among Hyatt Hotels Corporation, HI Holdings Playa B.V., and Playa Hotels & Resorts N.V.*** (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on February 10, 2024)

3.1	Articles of Association of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company on August 6, 2020)

3.2	Board Rules for Playa Hotels & Resorts N.V., effective February 25, 2025**

4.1	Description of Securities of Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Company on February 22, 2024)

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

10.4*	First Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company on May 7, 2019)

10.5*	Second Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 21, 2019)

10.6*	Third Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by the Company on February 23, 2023)

10.7*	Fourth Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 3, 2023)

10.8*	Fifth Amendment to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 6, 2024)

Exhibit Number	Exhibit Description
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

10.11*	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed by the Company on March 14, 2017)

10.12*	Form of Time-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 2, 2017)

10.13*	Form of Performance-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 2, 2017)

10.14*	Form of Time-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by the Company on February 22, 2024)

10.15*	Form of Performance-Based Restricted Shares Agreement (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Company on February 22, 2024)

10.16
Form of Second Amendment to Franchise Agreement by Franchisee named therein and Hyatt Franchising Latin America, L.L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 27, 2018)

10.17
Omnibus Third Amendment to Franchise Agreement Amendment by and among Franchisees named therein and Hyatt Franchising Latin America, L.L.C (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by the Company on February 24, 2022)

10.18
Shareholder Agreement, dated as of May 31, 2018, by and among JCSD Trustees Services Limited, X Fund Properties Limited and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 4, 2018)

10.19*
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Bruce D. Wardinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 27, 2024)

10.20*
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Ryan Hymel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 27, 2024)

10.21*
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Tracy M.J. Colden (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 27, 2024)

10.22*
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Greg Maliassas (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 27, 2024)

10.23*
Executive Employment Agreement, dated as of September 25, 2024, by and between Playa Resorts Management, LLC and Fernando Mulet (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on September 27, 2024)

10.23
Second Restatement Agreement, dated as of December 16, 2022, among Playa Hotels & Resorts N.V., as Holdings, Playa Resorts Holding B.V, as Borrower, the Guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Swing Line Lender, Deutsche Bank México, S.A. Institución de Banca Múltiple, División Fiduciaria identified internally as DB/1715, as Mexican Collateral Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 16, 2022)

10.24
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2023, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 22, 2023).

10.25
Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 24, 2024, among Playa Hotels & Resorts N.V., Playa Resorts Holding B.V., as Borrower, the Guarantors party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2024).

Exhibit Number	Exhibit Description
10.26
Third Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of November 1, 2024, among Playa Resorts Holding B.V., Playa Hotels & Resorts N.V., and Resort Room Sales, LLC, as Borrowers, and Deutsche Bank AG New York Branch, as Administrative Agent and lender and the other lenders party thereto from time to time**

10.27	Form of Tender and Support Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025).

19.1	Policy on Inside Information and Insider Trading**

21.1	Subsidiaries of Playa Hotels & Resorts N.V.**

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Company on February 22, 2024)

101
The following materials from Playa Hotels & Resorts N.V.’s Annual Report on Form 10-K for the period ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements and (vii) Schedule I - Condensed Financial Information of Registrant**

104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.**

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Filed herewith
***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Playa agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	February 25, 2025	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bruce D. Wardinski
Bruce D. Wardinski	Chairman and Chief Executive Officer (Principal Executive Officer)	2/25/2025

/s/ Ryan Hymel
Ryan Hymel	Chief Financial Officer (Principal Financial Officer)	2/25/2025

/s/ Brandon B. Buhler
Brandon B. Buhler	Chief Accounting Officer (Principal Accounting Officer)	2/25/2025

/s/ Hal Stanley Jones
Hal Stanley Jones	Director	2/25/2025

/s/ Elizabeth Lieberman
Elizabeth Lieberman	Director	2/25/2025

/s/ Karl Peterson
Karl Peterson	Director	2/25/2025

/s/ Leticia Navarro
Leticia Navarro	Director	2/25/2025

/s/ Mahmood Khimji
Mahmood Khimji	Director	2/25/2025

/s/ Maria Miller
Maria Miller	Director	2/25/2025

/s/ Jeanmarie Cooney
Jeanmarie Cooney	Director	2/25/2025