Form 10-Q
period 2025-03-31
Playa Hotels & Resorts N.V.
filed 2025-05-05
CIK 1692412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2025

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

+31 20 240 9000
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

As of April 30, 2025, there were 123,013,382 shares of the registrant’s ordinary shares, €0.10 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Playa Hotels & Resorts N.V.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$265,400	$189,278
Trade and other receivables, net	66,310	66,957
Insurance recoverable	11,484	14,549
Accounts receivable from related parties	803	1,560
Inventories	15,475	17,226
Prepayments and other assets	47,127	55,065
Property and equipment, net	1,381,110	1,374,330
Derivative financial instruments	658	1,672
Goodwill, net	60,642	60,642
Other intangible assets	1,937	2,091
Deferred tax assets	11,797	11,491
Assets held for sale	—	28,227
Total assets	$1,862,743	$1,823,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade and other payables	$151,087	$154,577
Payables to related parties	7,687	6,611
Income tax payable	23,304	15,442
Debt	1,068,263	1,069,543
Derivative financial instruments	5,701	12,581
Other liabilities	27,635	27,512
Deferred tax liabilities	49,339	54,932
Total liabilities	1,333,016	1,341,198
Commitments and contingencies (see Note 7)
Shareholders’ equity
Ordinary shares (par value €0.10; 500,000,000 shares authorized, 173,817,323 shares issued and 122,988,198 shares outstanding as of March 31, 2025 and 172,016,422 shares issued and 121,554,617 shares outstanding as of December 31, 2024)	19,290	19,104
Treasury shares (at cost, 50,829,125 shares as of March 31, 2025 and 50,461,805 shares as of December 31, 2024)	(404,310)	(399,732)
Paid-in capital	1,221,011	1,216,802
Accumulated other comprehensive loss	(4,064)	(8,959)
Accumulated deficit	(302,200)	(345,325)
Total shareholders’ equity	529,727	481,890
Total liabilities and shareholders’ equity	$1,862,743	$1,823,088
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Operations
($ in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Package	$234,339	$259,629
Non-package	33,348	34,143
The Playa Collection	1,449	1,020
Management fees	(3,884)	2,534
Cost reimbursements	1,775	2,889
Other revenues	260	420
Total revenue	267,287	300,635
Direct and selling, general and administrative expenses
Direct	126,642	137,979
Selling, general and administrative	52,182	51,219
Depreciation and amortization	19,440	18,672
Reimbursed costs	3,205	2,889
Loss (gain) on sale of assets	626	(36)
Business interruption insurance recoveries	(21)	(17)
Gain on insurance proceeds	(385)	(370)
Direct and selling, general and administrative expenses	201,689	210,336
Operating income	65,598	90,299
Interest expense	(19,961)	(23,128)
Other expense	(151)	(793)
Net income before tax	45,486	66,378
Income tax provision	(2,361)	(12,037)
Net income	$43,125	$54,341

Earnings per share
Basic	$0.35	$0.40
Diluted	$0.34	$0.39
Weighted average number of shares outstanding during the period - Basic	122,830,671	136,651,696
Weighted average number of shares outstanding during the period - Diluted	125,178,151	138,009,859
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Comprehensive Income
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$43,125	$54,341
Other comprehensive income, net of taxes
Gain on derivative financial instruments	6,010	6,750
Pension obligation loss	(1,115)	(49)
Total other comprehensive income	4,895	6,701
Comprehensive income	$48,020	$61,042
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(unaudited)

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	121,554,617	$19,104	50,461,805	$(399,732)	$1,216,802	$(8,959)	$(345,325)	$481,890
Net income	—	—	—	—	—	—	43,125	43,125
Other comprehensive income	—	—	—	—	—	4,895	—	4,895
Share-based compensation, net of tax withholdings	1,433,581	186	367,320	(4,578)	4,209	—	—	(183)
Balance at March 31, 2025	122,988,198	$19,290	50,829,125	$(404,310)	$1,221,011	$(4,064)	$(302,200)	$529,727

	Ordinary Shares		Treasury Shares		Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	136,081,891	$18,822	33,342,089	$(248,174)	$1,202,175	$1,112	$(419,138)	$554,797
Net income	—	—	—	—	—	—	54,341	54,341
Other comprehensive income	—	—	—	—	—	6,701	—	6,701
Share-based compensation, net of tax withholdings	2,579,278	282	13,164	(109)	3,477	—	—	3,650
Repurchase of ordinary shares	(3,621,127)	—	3,621,127	(32,504)	—	—	—	(32,504)
Balance at March 31, 2024	135,040,042	$19,104	36,976,380	$(280,787)	$1,205,652	$7,813	$(364,797)	$586,985

The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,125	$54,341
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	19,440	18,672
Amortization of debt discount and issuance costs	1,590	1,648
Share-based compensation	4,395	3,759
Loss on derivative financial instruments	27	9
Deferred income taxes	(6,766)	529
Loss (gain) on sale of assets	626	(36)
Amortization of key money	(178)	(192)
Provision for doubtful accounts	336	491
Other	(1)	153
Changes in assets and liabilities:
Trade and other receivables, net	428	(7,951)
Insurance recoverable	—	(1,237)
Accounts receivable from related parties	757	(562)
Inventories	1,875	1,273
Prepayments and other assets	9,619	5,393
Trade and other payables	(6,283)	(21,692)
Payables to related parties	1,076	967
Income tax payable	7,862	1,016
Other liabilities	159	196
Net cash provided by operating activities	78,087	56,777
INVESTING ACTIVITIES
Capital expenditures	(23,384)	(9,953)
Purchase of intangibles	(129)	(79)
Payment of key money	(1,700)	(485)
Proceeds from the sale of assets, net	27,593	71
Property damage insurance proceeds	3,065	—
Net cash provided by (used in) investing activities	5,445	(10,446)
FINANCING ACTIVITIES
Repayments of debt	(2,750)	(2,750)
Repurchase of ordinary shares	—	(30,534)
Principal payments on finance lease obligations	(82)	(116)
Repurchase of ordinary shares for tax withholdings	(4,578)	(109)
Net cash used in financing activities	(7,410)	(33,509)
INCREASE IN CASH AND CASH EQUIVALENTS	76,122	12,822
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$189,278	$272,520
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$265,400	$285,342
The accompanying Notes form an integral part of the Condensed Consolidated Financial Statements.

Playa Hotels & Resorts N.V.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of interest capitalized	$17,802	$21,038
Cash paid for income taxes, net	$869	$11,381
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Capital expenditures incurred but not yet paid	$4,144	$1,894
Repurchase of ordinary shares not yet settled	$—	$1,970
Par value of vested restricted share awards	$186	$282
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
Basis of preparation, presentation and measurement
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “Annual Report”).
In our opinion, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2025. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.
Note 2. Significant accounting policies
Standards not yet adopted

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update require that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold.	Annual periods beginning after December 15, 2024	We are in the process of evaluating the impact of ASU No. 2023-09 on the Condensed Consolidated Financial Statements.
ASU. No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this update require that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods.	Annual periods beginning after December 15, 2026	We are in the process of evaluating the impact of ASU No. 2024-03 on the Condensed Consolidated Financial Statements.

Note 3. Revenue

The following tables present our revenues disaggregated by geographic segment (refer to discussion of our reportable segments in Note 15) ($ in thousands):

	Three Months Ended March 31, 2025
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$86,067	$31,685	$70,157	$46,430	$—	$234,339
Non-package revenue	9,914	4,353	10,546	8,535	—	33,348
The Playa Collection	—	—	—	—	1,449	1,449
Management fees	26	—	—	—	(3,910)	(3,884)
Cost reimbursements	—	—	—	1,046	729	1,775
Other revenues	—	—	—	—	260	260
Total revenue	$96,007	$36,038	$80,703	$56,011	$(1,472)	$267,287

	Three Months Ended March 31, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Other	Total
Package revenue	$88,062	$39,638	$72,213	$59,716	$—	$259,629
Non-package revenue	10,794	5,916	9,508	7,925	—	34,143
The Playa Collection	—	—	—	—	1,020	1,020
Management fees	39	—	—	—	2,495	2,534
Cost reimbursements	—	—	—	1,095	1,794	2,889
Other revenues	—	—	—	—	420	420
Total revenue	$98,895	$45,554	$81,721	$68,736	$5,729	$300,635

Contract assets and liabilities

We do not have any material contract assets as of March 31, 2025 and December 31, 2024 other than trade and other receivables on our Condensed Consolidated Balance Sheet. Our receivables are primarily the result of contracts with customers, which are reduced by an allowance for doubtful accounts that reflects our estimate of amounts that will not be collected.

We record contract liabilities when cash payments are received or due in advance of guests staying at our resorts, which are presented as advance deposits (see Note 14) within trade and other payables on our Condensed Consolidated Balance Sheet. Our advanced deposits are generally recognized as revenue within one year.

Termination of management agreement

Subsequent to March 31, 2025, we signed an agreement to terminate our management agreement for the Wyndham Alltra Vallarta effective no later than May 30, 2025. In connection with this termination, we forgave all outstanding receivables and unamortized key money due from the owner of the resort, resulting in a reduction to management fees and cost reimbursements of $5.7 million and $1.4 million, respectively, during the three months ended March 31, 2025.

Note 4. Property and equipment
The balance of property and equipment, net is as follows ($ in thousands):

	As of March 31,	As of December 31,
	2025	2024
Property and equipment, gross
Land, buildings and improvements	$1,594,207	$1,560,093
Fixtures and machinery (1)	102,388	97,837
Furniture and other fixed assets	204,633	197,928
Construction in progress	56,779	77,100
Total property and equipment, gross	1,958,007	1,932,958
Accumulated depreciation	(576,897)	(558,628)
Total property and equipment, net	$1,381,110	$1,374,330
________
(1) Includes the gross balance of our finance lease right-of-use assets, which was $18.2 million as of March 31, 2025 and December 31, 2024.
Depreciation expense for property and equipment was $19.1 million and $17.7 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025 and 2024, we capitalized $0.7 million and $0.3 million, respectively, of interest expense on qualifying assets using the weighted-average interest rate of our debt.
Hurricane Fiona
We received business interruption proceeds of $0.4 million and property damage insurance proceeds of $3.1 million during the three months ended March 31, 2025 related to the impacts of Hurricane Fiona in September 2022.
Sale of Jewel Paradise Cove Beach Resort & Spa
On December 18, 2024, we entered into an agreement to sell the Jewel Paradise Cove Beach Resort & Spa, which is reported within our Jamaica reportable segment, for $28.5 million in gross cash consideration. On February 20, 2025, we completed the sale, received net cash consideration of approximately $27.6 million, after customary closing costs, and recognized a loss of $0.7 million within loss (gain) on sale of assets in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.
Lessor contracts
We rent certain real estate to third parties for office and retail space within our resorts. Our lessor contracts are considered operating leases and generally have a contractual term of one to three years. The following table presents our rental income for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
Leases	2025	2024
Operating lease income (1)	$922	$1,186
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
The Netherlands enacted the Dutch Minimum Tax Act 2024 in December 2023. The Dutch Minimum Tax Act 2024 implements measures to ensure that large multinational groups of companies pay a minimum corporate tax rate of 15% in accordance with the

European Union's Pillar 2 Directive. As we are incorporated in the Netherlands, we were subject to certain provisions of the Dutch Minimum Tax Act 2024 beginning January 1, 2024. The adoption of the Dutch Minimum Tax Act 2024 resulted in $8.9 million of additional income tax expense incurred in the Netherlands for the three months ended March 31, 2025.
Our Dominican Republic taxes are determined based upon Advanced Pricing Agreements (“APA”) approved by the Ministry of Finance of the Dominican Republic. The Company’s most recent APAs were approved in May 2024 and are effective from January 1, 2022 through December 31, 2025. Our annual effective tax rate calculation reflects the terms of the APAs that were applied for the year ending December 31, 2025.
We had no uncertain tax positions or unrecognized tax benefits as of March 31, 2025. We expect no significant changes in unrecognized tax benefits over the next twelve months.
We regularly assess the realizability of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. As of March 31, 2025, a valuation allowance has been maintained as a reserve on a portion of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. If our operating results continue to improve and our projections show continued utilization of tax attributes, we may consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. The exact timing and amount of the valuation allowance releases are ultimately contingent upon the level of profitability achieved in future periods.
Note 6. Related party transactions
Proposed Transaction with Hyatt
On February 9, 2025, the Company entered into a purchase agreement with Hyatt Hotels Corporation (“Hyatt”) and Buyer (as defined below), an indirect wholly-owned subsidiary of Hyatt, pursuant to which the Buyer commenced a tender offer to purchase all of the Company’s issued and outstanding ordinary shares at a cash price of $13.50 per share, less any applicable withholding taxes and without interest. Refer to Note 16 for additional information.
Other Relationships with Hyatt
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

Transactions with related parties
Transactions between us and related parties during the three months ended March 31, 2025 and 2024, excluding the proposed Hyatt acquisition referenced above, were as follows ($ in thousands):

		Three Months Ended March 31,
Related Party	Transaction	2025	2024
Revenues
Sagicor	Cost reimbursements(1)	$1,046	$1,095
Expenses
Hyatt	Franchise fees(2)	$11,232	$11,299
Sagicor	Insurance premiums(2)	$312	$394
Chief Executive Officer	Lease expense(3)	$164	$153
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
Future payments under our noncancellable unconditional purchase of liquified natural gas at the Hilton Rose Hall Resort & Spa will be made through the second quarter of 2036. The remaining obligation was $7.1 million as of March 31, 2025.
Note 8. Ordinary shares
Our Board previously authorized a $200.0 million share repurchase program pursuant to which we may repurchase our outstanding ordinary shares as market conditions and our liquidity warrant. The repurchase program is subject to certain limitations under Dutch law, including the existing repurchase authorization granted by our shareholders. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. We did not purchase any shares under the program during the three months ended March 31, 2025. As of March 31, 2025, we had approximately $52.1 million remaining under the $200.0 million share repurchase program. Pursuant to the purchase agreement with Hyatt discussed in Note 16, we have agreed not to repurchase our ordinary shares.
As of March 31, 2025, our ordinary share capital consisted of 122,988,198 ordinary shares outstanding, which have a par value of €0.10 per share. In addition, 4,839,383 restricted shares and performance share awards and 37,716 restricted share units were outstanding under the 2017 Plan (as defined in Note 9). The holders of restricted shares and performance share awards are entitled to vote, but not to dispose of, such shares until they vest. The holders of restricted share units are neither entitled to vote nor dispose of such shares until they vest.

Note 9. Share-based compensation
We adopted our 2017 Omnibus Incentive Plan, as amended (the “2017 Plan”) to attract and retain independent directors, executive officers and other key employees. As of March 31, 2025, there were 8,377,300 shares available for future grants under the 2017 Plan.
Restricted share awards consist of restricted shares and restricted share units that are granted to eligible employees, executives, and board members and consist of ordinary shares (or the right to receive ordinary shares).
A summary of our restricted share awards from January 1, 2025 to March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	2,727,327	$7.58
Granted	1,071,180	12.45
Vested	(1,332,155)	7.59
Forfeited	(7,360)	7.59
Unvested balance at March 31, 2025	2,458,992	$9.70
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
The table below summarizes the key inputs used in the Monte-Carlo simulation to determine the grant date fair value of our performance share awards ($ in thousands):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility (1)	Interest Rate (2)	Dividend Yield
January 16, 2025
Peer Shareholder Return	50%	$3,762	37.83%	4.24%	—%
Growth Rate	50%	$2,531	37.83%	4.24%	—%
________
(1) Expected volatility was determined based on Playa’s historical share prices.
(2) The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.
A summary of our performance share awards from January 1, 2025 to March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at January 1, 2025	2,358,931	$7.35
Granted	527,922	14.50
Vested	(468,746)	8.28
Unvested balance at March 31, 2025	2,418,107	$8.51
Refer to Note 16 for a description of the treatment of outstanding share awards in the proposed transaction with Hyatt.

Note 10. Earnings per share
Basic and diluted earnings per share (“EPS”) are as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$43,125	$54,341
Denominator
Denominator for basic EPS - weighted-average number of shares outstanding	122,830,671	136,651,696
Effect of dilutive securities
Unvested performance share awards	1,441,812	747,783
Unvested restricted share awards	905,668	610,380
Denominator for diluted EPS - adjusted weighted-average number of shares outstanding	125,178,151	138,009,859

EPS - Basic	$0.35	$0.40
EPS - Diluted	$0.34	$0.39

For the three months ended March 31, 2025, unvested performance share awards of 217,089 were not included in the computation of diluted EPS after assumed conversions as their effect would have been anti-dilutive. For the three months ended March 31, 2024, we had no anti-dilutive unvested performance share awards. The performance targets of our unvested performance share awards were partially achieved as of March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, we had no anti-dilutive unvested restricted share awards.
Note 11. Debt
Our debt consists of the following ($ in thousands):

			Outstanding Balance as of
	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Senior Secured Credit Facilities
Revolving Credit Facility (1)	SOFR + 3.50%	January 5, 2028	$—	$—
Term Loan due 2029 (2)	SOFR + 2.75%	January 5, 2029	1,075,250	1,078,000
Total Senior Secured Credit Facilities (at stated value)			1,075,250	1,078,000
Unamortized discount			(19,407)	(20,687)
Unamortized debt issuance costs			(4,690)	(4,999)
Total Senior Secured Credit Facilities, net			$1,051,153	$1,052,314

Financing lease obligations			$17,110	$17,229

Total debt, net			$1,068,263	$1,069,543
________
(1)We had an available balance on our Revolving Credit Facility of $225.0 million as of March 31, 2025 and December 31, 2024.
(2)The effective interest rate for the Term Loan due 2029 was 7.07% and 7.11% as of March 31, 2025 and December 31, 2024, respectively.

Financial maintenance covenants
We were in compliance with all applicable covenants as of March 31, 2025. A summary of our applicable covenants and restrictions is as follows:

Debt	Covenant Terms
Senior Secured Credit Facility	We are subject to a total net leverage ratio of 5.20x if we have more than 35% drawn on the Revolving Credit Facility.
Note 12. Derivative financial instruments
Interest rate swaps
We have entered into interest rate swaps to mitigate the interest rate risk inherent to our floating rate debt. Our interest rate swaps outstanding during the three months ended March 31, 2025 and 2024 are as follows:

Notional Amount	Interest Rate Received	Fixed Rate Paid	Effective Date	Maturity Date
Designated as Cash Flow Hedges
$275 million	One-month SOFR	4.05%	April 15, 2023	April 15, 2025
$275 million	One-month SOFR	3.71%	April 15, 2023	April 15, 2026

Foreign currency forward contracts

We have entered into foreign currency forward contracts to mitigate the risk of foreign exchange fluctuations on certain direct expenses, such as salaries and wages and food and beverage costs, which are denominated in Mexican Pesos. As of March 31, 2025, the total outstanding notional amount of the forward contracts was $102.0 million, or $2.0 billion Mexican Pesos, which will be settled monthly with maturity dates between April 2025 and December 2025.

Quantitative disclosures about derivative financial instruments

The following tables present the (gains) or losses from our derivative financial instruments, net of tax, in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025		2024
	Interest rate swaps(1)	Foreign currency forwards(2)	Interest rate swaps	Foreign currency forwards
Change in fair value	$254	$(3,840)	$(5,852)	$(2,868)
Reclassification from AOCI to the income statement	$617	$(3,041)	$2,024	$(54)
________
(1) Amounts are reclassified from AOCI to interest expense. As of March 31, 2025, the total amount of net gains expected to be reclassified during the next twelve months is $0.6 million.
(2) Amounts are reclassified from AOCI to direct expenses. As of March 31, 2025, the total amount of net losses expected to be reclassified during the next twelve months is $5.7 million.

Derivative Financial Instruments	Financial Statement Classification	Three Months Ended March 31,
		2025	2024
Designated as Cash Flow Hedges
Interest rate swaps	Interest expense	$(617)	$(2,024)
Foreign currency forwards	Direct expenses	$2,416	$(180)
The following table presents the effect of our derivative financial instruments in the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024 ($ in thousands):

Derivative Financial Instruments	Financial Statement Classification	As of March 31,	As of December 31,
		2025	2024
Designated as Cash Flow Hedges
Interest rate swaps	Derivative financial assets	$658	$1,672
Foreign currency forwards	Derivative financial liabilities	$5,701	$12,581

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

We believe the carrying value of our financial instruments, excluding our debt, approximate their fair values as of March 31, 2025 and December 31, 2024. We did not have any Level 3 instruments during any of the periods presented in our Condensed Consolidated Financial Statements.
The following table presents our fair value hierarchy for our financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025			December 31, 2024
Fair value measurements on a recurring basis	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets
Interest rate swaps	$—	$658	$—	$—	$1,672	$—
Financial Liabilities
Foreign currency forwards	$—	$5,701	$—	$—	$12,581	$—

The following tables present our fair value hierarchy for our financial liabilities not measured at fair value as of March 31, 2025 and December 31, 2024 ($ in thousands):

	Carrying Value	Fair Value
	As of March 31, 2025	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,051,153	$—	$—	$1,076,875

	Carrying Value	Fair Value
	As of December 31, 2024	Level 1	Level 2	Level 3
Financial liabilities not recorded at fair value
Term Loan due 2029	$1,052,314	$—	$—	$1,079,490
The following table summarizes the valuation techniques used to estimate the fair value of our financial instruments measured at fair value on a recurring basis and our financial instruments not measured at fair value:

Valuation Technique
Financial instruments recorded at fair value
Foreign currency forwards	The fair value of the foreign currency forwards is estimated based on the expected future cash flows by incorporating the notional amount of the forward contract, the maturity date of the contract, and observable inputs including spot rates, forward rates, and interest rate curves (including discount factors). The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value is largely dependent on prevailing foreign currency forward rates as of the measurement date and maturing on the maturity dates of any existing forwards. If, in subsequent periods, any prevailing foreign currency forward rate differs from the corresponding contracted foreign currency rate, we will recognize a gain or loss.
Interest rate swaps	The fair value of the interest rate swaps is estimated based on the expected future cash flows by incorporating the notional amount of the swaps, the contractual period to maturity, and observable market-based inputs, including interest rate curves. The fair value also incorporates credit valuation adjustments to appropriately reflect nonperformance risk. The fair value of our interest rate swaps is largely dependent on forecasted SOFR as of the measurement date. If, in subsequent periods, forecasted SOFR exceeds the fixed rates we pay on our interest rate swaps, we will recognize a gain and future cash inflows. Conversely, if forecasted SOFR falls below the fixed rates we pay on our interest rate swaps in subsequent periods, we will recognize a loss and future cash outflows.
Financial instruments not recorded at fair value
Term Loan due 2029	The fair value of our Term Loan due 2029 is estimated using cash flow projections over the remaining contractual period by applying market forward rates and discounting back at the appropriate discount rate.
Revolving Credit Facility	The valuation technique of our Revolving Credit Facility is consistent with our Term Loan due 2029. The fair value of the Revolving Credit Facility generally approximates its carrying value as the expected term is significantly shorter in duration.

Note 14. Other balance sheet items
Trade and other receivables, net
The following summarizes the balances of trade and other receivables, net as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31,	As of December 31,
	2025	2024
Gross trade and other receivables (1)	$68,169	$68,226
Allowance for doubtful accounts	(1,859)	(1,269)
Total trade and other receivables, net	$66,310	$66,957
________
(1) The opening balance as of January 1, 2024 was $75.1 million.

We have not experienced any significant write-offs to our accounts receivable during the three months ended March 31, 2025 and 2024, other than the forgiveness of outstanding receivables due from the owner of the Wyndham Alltra Vallarta (see Note 3) in the first quarter of 2025.
Prepayments and other assets
The following summarizes the balances of prepayments and other assets as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31,	As of December 31,
	2025	2024
Advances to suppliers	$9,172	$15,383
Prepaid income taxes	10,103	10,513
Prepaid other taxes (1)	8,841	8,444
Operating lease right-of-use assets	5,486	5,681
Key money	4,175	6,684
Other assets	9,350	8,360
Total prepayments and other assets	$47,127	$55,065
________
(1) Includes recoverable value-added tax, general consumption tax, and other sales tax accumulated by our Mexico, Jamaica, Dutch and Dominican Republic entities.
Goodwill
We recognized no goodwill impairment losses on our reporting units nor any additions to goodwill during the three months ended March 31, 2025. The gross carrying values and accumulated impairment losses of goodwill by reportable segment (refer to discussion of our reportable segments in Note 15) as of March 31, 2025 and December 31, 2024 are as follows ($ in thousands):

	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica	Total
Gross carrying value	$51,731	$—	$—	$33,879	$85,610
Accumulated impairment losses	(6,168)	—	—	(18,800)	(24,968)
Net carrying value	$45,563	$—	$—	$15,079	$60,642

Other intangible assets
Other intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following ($ in thousands):

	As of March 31,	As of December 31,
	2025	2024
Gross carrying value
Management contract	$1,900	$1,900
Enterprise resource planning system	6,352	6,352
Other	1,828	1,755
Total gross carrying value	10,080	10,007

Accumulated amortization
Management contract	(641)	(618)
Enterprise resource planning system	(6,180)	(6,008)
Other	(1,322)	(1,290)
Total accumulated amortization	(8,143)	(7,916)

Net carrying value
Management contract	1,259	1,282
Enterprise resource planning system	172	344
Other	506	465
Total net carrying value	$1,937	$2,091
Amortization expense for intangible assets was $0.3 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
Trade and other payables
The following summarizes the balances of trade and other payables as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31,	As of December 31,
	2025	2024
Trade payables	$22,041	$22,684
Advance deposits (1)	70,828	71,044
Withholding and other taxes payable	11,685	11,188
Payroll and related accruals	21,283	26,039
Accrued expenses and other payables	25,250	23,622
Total trade and other payables	$151,087	$154,577
________
(1) The opening balance as of January 1, 2024 was $80.5 million.

Other liabilities
The following summarizes the balances of other liabilities as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31,	As of December 31,
	2025	2024
Pension obligation (1)	$5,868	$5,428
Operating lease liabilities	6,008	6,204
Unfavorable ground lease liability	1,611	1,639
Key money	13,042	13,300
Other	1,106	941
Total other liabilities	$27,635	$27,512
________
(1) For the three months ended March 31, 2025 and 2024, the service cost component of net periodic pension cost was $0.2 million and $0.4 million, respectively, and the non-service cost components were $0.2 million and $0.3 million, respectively.
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
Our CODM evaluates the performance of our segments on adjusted earnings before interest expense, income tax provision, and depreciation and amortization expense, corporate expenses, The Playa Collection revenue and management fees (“Owned Resort EBITDA”) and the performance of our business primarily on adjusted EBITDA.
The following table presents segment Owned Net Revenue, defined as total revenue less compulsory tips paid to employees, cost reimbursements, management fees, The Playa Collection revenue, and other miscellaneous revenue not derived from segment operations, and a reconciliation to total revenue for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Owned net revenue
Yucatán Peninsula	$93,181	$95,988
Pacific Coast	35,048	44,296
Dominican Republic	80,598	81,612
Jamaica	52,454	64,642
Segment owned net revenue	261,281	286,538
Other revenues	260	420
Management fees	(3,884)	2,534
The Playa Collection	1,449	1,020
Cost reimbursements	1,775	2,889
Compulsory tips	6,406	7,234
Total revenue	$267,287	$300,635

The following tables present significant segment expenses for each of our reportable segments and a reconciliation from Owned Net Revenue to Owned Resort EBITDA for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica
Owned Net Revenue	$93,181	$35,048	$80,598	$52,454
Less:
Salaries and wages	18,454	6,584	9,609	8,530
Food and beverage	7,396	2,599	6,907	6,064
Utilities	2,535	1,071	3,013	2,924
Franchise and license fees	5,069	2,299	5,002	2,834
Sales and marketing	5,939	2,691	2,984	2,091
Property insurance	2,458	1,132	1,896	1,739
Other segment items(1)	12,351	4,645	10,517	10,264
Owned Resort EBITDA	$38,979	$14,027	$40,670	$18,008

	Three Months Ended March 31, 2024
	Yucatán Peninsula	Pacific Coast	Dominican Republic	Jamaica
Owned Net Revenue	$95,988	$44,296	$81,612	$64,642
Less:
Salaries and wages	19,066	8,261	11,399	8,705
Food and beverage	8,184	3,716	8,263	6,807
Utilities	2,899	1,361	3,705	3,237
Franchise and license fees	5,063	2,784	4,396	3,062
Sales and marketing	6,585	2,852	3,534	2,756
Property insurance	2,367	1,092	2,142	1,659
Other segment items(1)	11,771	5,089	10,403	11,340
Owned Resort EBITDA	$40,053	$19,141	$37,770	$27,076
    ________
(1) Other segment items for each reportable segment include administrative and general costs (including credit card commissions and centralized service costs), repairs and maintenance, departmental expenses (including guest costs and music and entertainment costs), and owner expenses (including corporate allocated costs).

The following table presents segment Owned Resort EBITDA and a reconciliation to net income before tax for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Owned Resort EBITDA
Yucatán Peninsula	$38,979	$40,053
Pacific Coast	14,027	19,141
Dominican Republic	40,670	37,770
Jamaica	18,008	27,076
Total Owned Resort EBITDA	111,684	124,040
Interest expense	(19,961)	(23,128)
Depreciation and amortization	(19,440)	(18,672)
(Loss) gain on sale of assets	(626)	36
Other expense	(151)	(793)
Severance expense	(452)	—
Share-based compensation	(4,395)	(3,759)
Transaction expenses	(3,373)	(1,037)
Contract termination fees	(6,208)	—
Non-service cost components of net periodic pension cost (1)	171	259
Corporate and other (2)	(11,763)	(10,568)
Net income before tax	$45,486	$66,378
________
(1) Represents the non-service cost components of net periodic pension cost or benefit recorded within other expense in the Condensed Consolidated Statements of Operations. We include these costs in calculating Adjusted EBITDA as they are considered part of our ongoing resort operations.
(2) Includes management fee revenue, The Playa Collection revenue, and corporate expenses. Corporate expenses include corporate salaries and benefits, professional fees, corporate rent and insurance, corporate travel, software licenses, board fees and other miscellaneous corporate expenses.
The following table presents segment property and equipment, gross and a reconciliation to total property and equipment, net as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31,	As of December 31,
	2025	2024
Segment property and equipment, gross
Yucatán Peninsula	$701,301	$692,443
Pacific Coast	371,234	361,077
Dominican Republic	459,853	457,647
Jamaica (1)	418,629	414,804
Total segment property and equipment, gross	1,951,017	1,925,971
Corporate property and equipment, gross	6,990	6,987
Accumulated depreciation	(576,897)	(558,628)
Total property and equipment, net	$1,381,110	$1,374,330
________
(1) Property and equipment of the Jewel Paradise Cove Beach Resort & Spa is included within assets held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2024.

The following table presents segment capital expenditures and a reconciliation to total capital expenditures for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Segment capital expenditures
Yucatán Peninsula	$9,507	$2,021
Pacific Coast	9,671	2,528
Dominican Republic	2,406	1,554
Jamaica	3,960	3,175
Total segment capital expenditures (1)	25,544	9,278
Corporate	738	874
Total capital expenditures (1)	$26,282	$10,152
________
(1) Represents gross additions to property and equipment.
Note 16. Proposed Hyatt Transaction
On February 9, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Hyatt and HI Holdings Playa B.V., a Dutch private limited liability company organized under the laws of the Netherlands and an indirect wholly owned subsidiary of Hyatt (“Buyer”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, Buyer commenced a tender offer (the “Offer”) to purchase all of the Company’s issued and outstanding ordinary shares (the “Shares”) at a cash price of $13.50 per Share (the “Offer Consideration”), less any applicable withholding taxes and without interest. The Offer will remain open until 5:00 p.m. (New York City time) on May 23, 2025, unless the Offer is extended. The time at which the Offer expires (taking into account any extensions) is referred to as the “Expiration Time.” The Offer, which Buyer commenced on February 24, 2025, was initially set to expire at 5:00 p.m. (New York City time) on April 25, 2025. On April 28, 2025, the Offer was extended to 5:00 p.m. (New York City time) on May 23, 2025, pursuant to the Purchase Agreement.
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
Beginning promptly on the final date on which Shares tendered during the Subsequent Offering Period are accepted for payment and paid for, Hyatt and Buyer shall be required to effectuate, or cause to be effectuated, and the Company and its subsidiaries shall effectuate, if permissible under applicable law, the following transactions (jointly referred to as the “Back-End Transactions”):
•prior to the statutory triangular merger (juridische driehoeksfusie) of the Company (as disappearing company) with and into Playa Hotels & Resorts Merger Sub B.V. (as acquiring company) (“New Merger Sub”), with Playa Hotels & Resorts New TopCo B.V. (“New TopCo”) allotting class A shares of New TopCo to the Company’s shareholders (other than Buyer) (“New TopCo A Shares”) and class B shares of New TopCo to Buyer in accordance with Sections 2:309 et seq. and 2:333a of the Dutch Civil Code as contemplated by and in accordance with the terms of the merger proposal and accompanying explanatory notes filed with the Dutch trade registry (the “Triangular Merger”) becoming effective, the Company shall, in its capacity as sole shareholder of New TopCo, resolve to effectuate the cancellation of all outstanding New TopCo A Shares following the effective time of the Triangular Merger (the “Cancellation”);
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
•after the granting of the Loan but prior to the effective time of the Cancellation, the management board of New TopCo shall resolve on approving the Cancellation in accordance with applicable law, provided that the management board of New

TopCo at such time does not know nor reasonably foresees that following the Cancellation New TopCo cannot continue to pay its due and payable debts; and
•and subject to the foregoing steps having been completed, the Cancellation shall become effective at 0:30, local time on the date that the Triangular Merger becomes effective.
Upon completion of the Back-End Transaction, each Company shareholder that did not tender its Shares prior to the expiration of the Subsequent Offering Period will cease to hold any Shares and will receive an amount in cash, without interest and subject to any required tax withholding, equal to the Offer Consideration multiplied by the number of Shares held by such minority shareholder immediately prior to the Back-End Transactions.
As a result of the Back-End Transaction, the Company will no longer be a publicly traded company, the listing of the Shares on Nasdaq will be terminated and the Shares will be deregistered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) resulting in the cessation of the Company’s reporting obligations with respect to the Shares thereunder.
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
On April 17, 2025, at an EGM convened by the Company, the shareholders of the Company adopted resolutions approving certain transactions relating to the Offer and the Back-End Transaction.
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
In connection with the Offer, certain of the Company’s officers and directors, who in the aggregate control approximately 9.8% of the Shares, entered into tender and support agreements with the Company in their respective capacities as Company shareholders. Under those agreements, each such shareholder has agreed, among other things, to tender his or her Shares in the Offer.
The Purchase Agreement contains customary representations, warranties and covenants of Hyatt, Buyer and the Company, including a covenant requiring the Company to operate its business and that of its subsidiaries in the ordinary course consistent with past practice.
Subject to certain exceptions, the Company has agreed to cease all existing, and to not solicit or initiate, discussions with third parties regarding alternative proposals to acquire, or enter into similar transactions involving, the Company (each, an “Alternative Acquisition Proposal”).

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

•the right of Hyatt to terminate the Purchase Agreement:
◦if prior to the purchase of any shares pursuant to the Offer, Playa breaches its representations and warranties or covenants (other than a willful breach of the no solicitation covenant) and such breach would result in any Offer Condition not being satisfied (subject to a cure period) (the “Company Breach Termination Right”); or
◦following an Adverse Recommendation Change or a willful breach by Playa of the no solicitation covenant.
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
Playa has also agreed to reimburse Hyatt the reasonable and documented out-of-pocket costs and expenses incurred by Parent or Buyer up to $8.0 million in connection with the transactions contemplated by the Purchase Agreement, if the Purchase Agreement is terminated, including:
•because the Acceptance Time has not occurred before the End Date and certain Offer Conditions have not been satisfied; or
•the Offer expired in accordance with its terms without all of the Offer Conditions having been satisfied.
The foregoing description of the Purchase Agreement is only a summary of certain material provisions thereof and does not purport to be complete. The full text of the Purchase Agreement is filed as Exhibit 2.1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
Note 17. Subsequent events
For our Condensed Consolidated Financial Statements as of March 31, 2025, we evaluated subsequent events through May 5, 2025, which is the date the Condensed Consolidated Financial Statements were issued.

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

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. Forward-looking statements are subject to various factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the risks described under the sections entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on February 25, 2025 and in this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in our filings with the SEC. The following factors, among others, could also cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreement that we entered into with Hyatt Hotels Corporation (“Hyatt”) and its wholly-owned subsidiary on February 9, 2025 (the “Hyatt Purchase Agreement”), which is summarized in Note 16 to our Condensed Consolidated Financial Statements, pursuant to which we expect to be acquired by such subsidiary;
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
•the impact of and changes in governmental regulations, including related to tariffs, or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate;
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

Overview
Playa, through its subsidiaries, is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. As of March 31, 2025, Playa owned and/or managed a total portfolio consisting of 22 resorts (8,342 rooms) located in Mexico, Jamaica, and the Dominican Republic:
•In Mexico, we own and manage the Hyatt Zilara Cancún, Hyatt Ziva Cancún, Wyndham Alltra Cancún, Wyndham Alltra Playa del Carmen, Hilton Playa del Carmen All-Inclusive Resort, Hyatt Ziva Puerto Vallarta, and Hyatt Ziva Los Cabos;
•In Jamaica, we own and manage the Hyatt Zilara Rose Hall, Hyatt Ziva Rose Hall, Hilton Rose Hall Resort & Spa, and Jewel Grande Montego Bay Resort & Spa;
•In the Dominican Republic, we own and manage the Hilton La Romana All-Inclusive Family Resort, the Hilton La Romana All-Inclusive Adult Resort, Hyatt Zilara Cap Cana, and Hyatt Ziva Cap Cana;
•We also manage seven resorts on behalf of third-party owners.
Playa currently owns and/or manages resorts under the following brands: Hyatt Zilara, Hyatt Ziva, Hilton All-Inclusive, Wyndham Alltra, Seadust, Kimpton, Jewel Resorts and The Luxury Collection. Playa leverages years of all-inclusive resort operating expertise and relationships with globally recognized hospitality brands to provide a best-in-class experience and exceptional value to guests, while building a direct relationship to improve customer acquisition cost and drive repeat business.
For the three months ended March 31, 2025, we generated net income of $43.1 million, Total Revenue of $267.3 million, Net Package RevPAR of $433.20 and Adjusted EBITDA of $99.9 million. For the three months ended March 31, 2024, we generated net income of $54.3 million, Total Revenue of $300.6 million, Net Package RevPAR of $427.17 and Adjusted EBITDA of $113.5 million.
The Proposed Hyatt Transaction
On February 9, 2025, we entered into the Hyatt Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, HI Holdings Playa B.V., a Dutch private limited liability company organized under the laws of the Netherlands and an indirect wholly-owned subsidiary of Hyatt, commenced a tender offer to purchase all of our outstanding ordinary shares at a cash price of $13.50 per share, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in an Offer to Purchase, dated February 24, 2025. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a corporate reorganization that will result in Hyatt owning all of our ordinary shares (the “Hyatt transaction”). Upon completion of the corporate reorganization, Playa will no longer be a publicly traded company and will cease to exist, and the listing of the ordinary shares on Nasdaq will be terminated. Refer to Note 16 to our Condensed Consolidated Financial Statements regarding the Hyatt Purchase Agreement, the transactions provided for thereunder, and the various conditions to closing the Hyatt transaction. Refer to Item 1A. “Risk Factors” for a summary of risks related to the Hyatt transaction in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

Our Portfolio of Resorts
As of March 31, 2025, the following table presents an overview of our resorts and is organized by our four geographic business segments: the Yucatán Peninsula, the Pacific Coast, the Dominican Republic and Jamaica.

Name of Resort	Location	Brand and Type	Operator	Year Built; Significant Renovations	Rooms
Owned Resorts
Yucatán Peninsula
Hyatt Ziva Cancún	Cancún, Mexico	Hyatt Ziva (all ages)	Playa	1975; 1980; 1986; 2002; 2015	547
Hyatt Zilara Cancún	Cancún, Mexico	Hyatt Zilara (adults-only)	Playa	2006; 2009; 2013; 2017	310
Wyndham Alltra Cancún	Cancún, Mexico	Wyndham (all ages)	Playa	1985; 2009; 2017	458
Hilton Playa del Carmen All-Inclusive Resort	Playa del Carmen, Mexico	Hilton (adults-only)	Playa	2002; 2009; 2019	524
Wyndham Alltra Playa del Carmen	Playa del Carmen, Mexico	Wyndham (adults-only)	Playa	1996; 2006; 2012; 2017	287
Pacific Coast
Hyatt Ziva Los Cabos	Cabo San Lucas, Mexico	Hyatt Ziva (all ages)	Playa	2007; 2009; 2015; 2024	591
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	Hyatt Ziva (all ages)	Playa	1969; 1990; 2002; 2009; 2014; 2017; 2024	335
Dominican Republic
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (adults-only)	Playa	1997; 2008; 2019	356
Hilton La Romana All-Inclusive Resort	La Romana, Dominican Republic	Hilton (all ages)	Playa	1997; 2008; 2019	418
Hyatt Ziva Cap Cana	Cap Cana, Dominican Republic	Hyatt Ziva (all ages)	Playa	2019	375
Hyatt Zilara Cap Cana	Cap Cana, Dominican Republic	Hyatt Zilara (adults-only)	Playa	2019	375
Jamaica
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	Hyatt Ziva (all ages)	Playa	2000; 2014; 2017	276
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	Hyatt Zilara (adults-only)	Playa	2000; 2014; 2017	344
Hilton Rose Hall Resort & Spa	Montego Bay, Jamaica	Hilton (all ages)	Playa	1974; 2008; 2017	495
Jewel Grande Montego Bay Resort & Spa (1)	Montego Bay, Jamaica	Jewel (all ages)	Playa	2016; 2017	88
Total Rooms Owned					5,779
Managed Resorts (2)
Sanctuary Cap Cana	Punta Cana, Dominican Republic	The Luxury Collection by Marriott (adults-only)	Playa	2008; 2015; 2018	324
Jewel Grande Montego Bay Resort & Spa	Montego Bay, Jamaica	Jewel (condo-hotel)	Playa	2016; 2017	129
Seadust Cancún Family Resort	Cancún, Mexico	Seadust (all ages)	Playa	2006; 2022	502
Kimpton Hacienda Tres Ríos Resort, Spa & Nature Park (3)	Playa del Carmen, Mexico	Kimpton (all ages)	Playa	2008; 2023	255
Wyndham Alltra Vallarta	Nuevo Vallarta, Mexico	Wyndham (all ages)	Playa	2009; 2022	229
Wyndham Alltra Samaná	Samaná, Dominican Republic	Wyndham (all ages)	Playa	1994; 1998; 2004; 2023	404
Wyndham Alltra Punta Cana (4)	Punta Cana, Dominican Republic	Wyndham (all ages)	Playa	2004; 2024	620
Paraiso de la Bonita (5)	Riviera Maya, Mexico	The Luxury Collection by Marriott (adults-only)	Playa	2001; 2024	100
Total Rooms Operated					2,563
Total Rooms Owned and Operated					8,342
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
(4) We entered into a management agreement to operate this resort, formerly the Jewel Punta Cana, in connection with its sale in December 2023. We commenced operations in March 2025.
(5) We entered into a management agreement to operate this resort during the second quarter of 2024. We commenced operations in January 2025.

Results of Operations
Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change	% Change
Revenue
Package	$234,339	$259,629	$(25,290)	(9.7)%
Non-package	33,348	34,143	(795)	(2.3)%
The Playa Collection	1,449	1,020	429	42.1%
Management fees	(3,884)	2,534	(6,418)	(253.3)%
Cost reimbursements	1,775	2,889	(1,114)	(38.6)%
Other revenues	260	420	(160)	(38.1)%
Total revenue	267,287	300,635	(33,348)	(11.1)%
Direct and selling, general and administrative expenses
Direct	126,642	137,979	(11,337)	(8.2)%
Selling, general and administrative	52,182	51,219	963	1.9%
Depreciation and amortization	19,440	18,672	768	4.1%
Reimbursed costs	3,205	2,889	316	10.9%
Loss (gain) on sale of assets	626	(36)	662	1,838.9%
Business interruption insurance recoveries	(21)	(17)	(4)	(23.5)%
Gain on insurance proceeds	(385)	(370)	(15)	(4.1)%
Direct and selling, general and administrative expenses	201,689	210,336	(8,647)	(4.1)%
Operating income	65,598	90,299	(24,701)	(27.4)%
Interest expense	(19,961)	(23,128)	3,167	13.7%
Other expense	(151)	(793)	642	81.0%
Net income before tax	45,486	66,378	(20,892)	(31.5)%
Income tax provision	(2,361)	(12,037)	9,676	80.4%
Net income	$43,125	$54,341	$(11,216)	(20.6)%
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
Our comparable portfolio for the three months ended March 31, 2025 excludes Jewel Paradise Cove Beach Resort & Spa, which was sold in February 2025, Jewel Palm Beach, which was sold in September 2024, and the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended March 31, 2025.

Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	82.5%	85.1%	(2.6)	pts	(3.1)%
Net Package ADR	$525.34	$502.12	$23.22		4.6%
Net Package RevPAR	$433.20	$427.17	$6.03		1.4%
	($ in thousands)
Net Package Revenue	$228,336	$252,829	$(24,493)		(9.7)%
Net Non-package Revenue	32,945	33,709	(764)		(2.3)%
The Playa Collection Revenue	1,449	1,020	429		42.1%
Management Fee Revenue	895	2,534	(1,639)		(64.7)%
Other Revenues	260	420	(160)		(38.1)%
Total Net Revenue	263,885	290,512	(26,627)		(9.2)%
Adjusted EBITDA	$99,921	$113,472	$(13,551)		(11.9)%
Adjusted EBITDA Margin	37.9%	39.1%	(1.2)	pts	(3.1)%
Comparable Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	85.7%	84.3%	1.4	pts	1.7%
Net Package ADR	$523.83	$541.74	$(17.91)		(3.3)%
Net Package RevPAR	$449.14	$456.94	$(7.80)		(1.7)%
	($ in thousands)
Net Package Revenue	$196,173	$201,793	$(5,620)		(2.8)%
Net Non-package Revenue	28,449	26,456	1,993		7.5%
The Playa Collection Revenue	1,449	1,020	429		42.1%
Management Fee Revenue	895	2,534	(1,639)		(64.7)%
Other Revenues	260	420	(160)		(38.1)%
Total Net Revenue	227,226	232,223	(4,997)		(2.2)%
Adjusted EBITDA	$85,801	$91,195	$(5,394)		(5.9)%
Adjusted EBITDA Margin	37.8%	39.3%	(1.5)	pts	(3.8)%

Total Revenue and Total Net Revenue

Our Total Revenue for the three months ended March 31, 2025 decreased $33.3 million, or 11.1%, compared to the three months ended March 31, 2024 and our Total Net Revenue for the three months ended March 31, 2025 decreased $26.6 million, or 9.2%, compared to the three months ended March 31, 2024.

The decreases in Total Revenue and Total Net Revenue were primarily due to:
•reduced demand in our Jamaica segment, which was primarily impacted by the Jamaica travel advisory issued by the United States government on January 23, 2024;
•renovation work at the Hyatt Ziva Los Cabos;
•a decrease in Occupancy of 2.6 percentage points;
•Excluding Jewel Paradise Cove Beach Resort & Spa and Jewel Palm Beach, Occupancy decreased 2.0 percentage points compared to the three months ended March 31, 2024; and
•a decrease in Net Non-package Revenue of $0.8 million, or 2.3%, driven by the sale of the Jewel Paradise Cove Beach Resort & Spa and Jewel Palm Beach resorts. Net Non-package Revenue per sold room increased 13.7% compared to the three months ended March 31, 2024;
•Excluding these resorts, Net Non-package Revenue increased 1.4% and Net Non-package Revenue per sold room increased 5.5% compared to the three months ended March 31, 2024; partially offset by

•an increase in Net Package ADR of 4.6%;
•Excluding Jewel Paradise Cove Beach Resort & Spa and Jewel Palm Beach, Net Package ADR decreased 2.2% compared to the three months ended March 31, 2024.
Adjusted EBITDA and Adjusted EBITDA Margin
Our Adjusted EBITDA for the three months ended March 31, 2025 decreased $13.6 million, or 11.9%, compared to the three months ended March 31, 2024. Adjusted EBITDA includes a positive impact of $0.4 million from business interruption insurance proceeds during each of the three months ended March 31, 2025 and 2024. The decrease in Adjusted EBITDA for the three months ended March 31, 2025 was due to:
•the negative impact to our Jamaica segment from the travel advisory issued by the United States government; and
•the renovation work at Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta; partially offset by
•a favorable impact of $7.9 million due to the depreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12).
Our Adjusted EBITDA Margin for the three months ended March 31, 2025 decreased 1.2 percentage points, or 3.1%, compared to the three months ended March 31, 2024.
•Excluding the Jewel Paradise Cove Beach Resort & Spa and Jewel Palm Beach, Adjusted EBITDA Margin decreased 1.8 percentage points compared to the three months ended March 31, 2024. Adjusted EBITDA Margin was positively impacted by 300 basis points due to the depreciation of the Mexican Peso and 20 basis points from business interruption proceeds related to Hurricane Fiona. For the three months ended March 31, 2024, Adjusted EBITDA Margin was positively impacted by 20 basis points from business interruption proceeds related to Hurricane Fiona.
•Excluding these impacts and results of the Jewel Paradise Cove Beach Resort & Spa and Jewel Palm Beach, our Adjusted EBITDA Margin would have been 34.9%, a decrease of 4.9 percentage points compared to the three months ended March 31, 2024, resulting from the impact to our Jamaica resorts from the travel advisory and renovation work at Hyatt Ziva Los Cabos.

The following table shows a reconciliation of Net Package Revenue and Net Non-package Revenue to Total Revenue for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2025	2024	Change	% Change
Net Package Revenue
Comparable Net Package Revenue	$196,173	$201,793	$(5,620)	(2.8)%
Non-comparable Net Package Revenue	32,163	51,036	(18,873)	(37.0)%
Net Package Revenue	228,336	252,829	(24,493)	(9.7)%

Net Non-package Revenue
Comparable Net Non-package Revenue	28,449	26,456	1,993	7.5%
Non-comparable Net Non-package Revenue	4,496	7,253	(2,757)	(38.0)%
Net Non-package Revenue	32,945	33,709	(764)	(2.3)%

The Playa Collection Revenue	1,449	1,020	429	42.1%
Management Fee Revenue	895	2,534	(1,639)	(64.7)%
Other Revenues	260	420	(160)	(38.1)%

Total Net Revenue
Comparable Total Net Revenue	227,226	232,223	(4,997)	(2.2)%
Non-comparable Total Net Revenue	36,659	58,289	(21,630)	(37.1)%
Total Net Revenue	263,885	290,512	(26,627)	(9.2)%
Compulsory tips	6,405	7,234	(829)	(11.5)%
Cost reimbursements	3,205	2,889	316	10.9%
Contract termination fees (1)	(6,208)	—	(6,208)	100.0%
Total revenue	$267,287	$300,635	$(33,348)	(11.1)%
________
(1) Represents the forgiveness of outstanding receivables and unamortized key money in connection with the termination of the management agreement for the Wyndham Alltra Vallarta.
Direct Expenses
The following table shows a reconciliation of our direct expenses to Net Direct Expenses for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2025	2024	Change	% Change
Direct expenses	$126,642	$137,979	$(11,337)	(8.2)%
Less: compulsory tips	6,405	7,234	(829)	(11.5)%
Net Direct Expenses	$120,237	$130,745	$(10,508)	(8.0)%
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
Our Net Direct Expenses were $120.2 million, or 45.6% of Total Net Revenue, for the three months ended March 31, 2025 and $130.7 million, or 45.0% of Total Net Revenue, for the three months ended March 31, 2024. Net Direct Expenses for the three months ended March 31, 2025 decreased $10.5 million, or 8.0%, compared to the three months ended March 31, 2024 primarily due to the following:
•depreciation of the Mexican Peso compared to the three months ended March 31, 2024, which impacted the majority of our expenses in Mexico but primarily decreased labor and food and beverage expenses during the three months ended March 31, 2025;
•decreased expenses due to the sales of Jewel Paradise Cove Beach Resort & Spa in February 2025 and Jewel Palm Beach in September 2024; and
•decreased Occupancy in the Pacific Coast segment as a result of ongoing renovations which resulted in fewer expenses compared to the three months ended March 31, 2024.
Net Direct Expenses consists of the following ($ in thousands):
Total Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2025	2024	Change	% Change
Food and beverages	$26,708	$30,028	$(3,320)	(11.1)%
Guest costs	4,600	5,133	(533)	(10.4)%
Salaries and wages	48,680	52,625	(3,945)	(7.5)%
Repairs and maintenance	5,352	5,678	(326)	(5.7)%
Utilities and sewage	9,559	11,214	(1,655)	(14.8)%
Licenses and property taxes	991	1,010	(19)	(1.9)%
Franchise fees	15,017	15,052	(35)	(0.2)%
Transportation and travel expenses	1,472	1,766	(294)	(16.6)%
Laundry and cleaning expenses	1,551	1,725	(174)	(10.1)%
Property and equipment rental expense	2,140	1,789	351	19.6%
Entertainment expenses and decoration	2,869	3,117	(248)	(8.0)%
Office supplies	223	284	(61)	(21.5)%
Other operational expenses	1,075	1,324	(249)	(18.8)%
Total Net Direct Expenses	$120,237	$130,745	$(10,508)	(8.0)%

Comparable Portfolio

	Three Months Ended March 31,		Increase/Decrease
	2025	2024	Change	% Change
Food and beverages	$23,282	$23,367	$(85)	(0.4)%
Guest costs	4,313	4,338	(25)	(0.6)%
Salaries and wages	41,593	41,730	(137)	(0.3)%
Repairs and maintenance	4,594	4,411	183	4.1%
Utilities and sewage	8,351	8,778	(427)	(4.9)%
Licenses and property taxes	807	820	(13)	(1.6)%
Franchise fees	12,749	12,306	443	3.6%
Transportation and travel expenses	1,260	1,378	(118)	(8.6)%
Laundry and cleaning expenses	1,390	1,299	91	7.0%
Property and equipment rental expense	1,992	1,477	515	34.9%
Entertainment expenses and decoration	2,499	2,408	91	3.8%
Office supplies	186	228	(42)	(18.4)%
Other operational expenses	929	990	(61)	(6.2)%
Total Net Direct Expenses	$103,945	$103,530	$415	0.4%
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2025 increased $1.0 million, or 1.9%, compared to the three months ended March 31, 2024. The increase was primarily driven by a $2.3 million increase in transaction expenses due to the proposed transaction with Hyatt. We also experienced an increase in share-based compensation expense of $0.6 million due to an increase in the fair value of restricted and performance share awards granted during the three months ended March 31, 2025. Increases in our selling, general and administrative expenses for the three months ended March 31, 2025 were partially offset by a $1.0 million decrease in advertising expenses and a $1.0 million decrease in tour operator commissions expenses, consistent with lower occupancies.
Depreciation and Amortization Expense
Our depreciation and amortization expense for the three months ended March 31, 2025 increased $0.8 million, or 4.1%, compared to the three months ended March 31, 2024 due to accelerated depreciation recorded on asset disposals at Hyatt Zilara Cancún and Hyatt Ziva Los Cabos, partially offset by the sale of Jewel Palm Beach in September 2024 and Jewel Paradise Cove Beach Resort & Spa in February 2025.
Interest Expense
Our interest expense for the three months ended March 31, 2025 decreased $3.2 million, or 13.7%, compared to the three months ended March 31, 2024. The decrease in interest expense was driven primarily by a $2.9 million decrease from the repricing of our Term Loan due 2029 in June 2024 to incur interest based on SOFR plus a margin of 2.75%, a decrease from SOFR plus a margin of 3.25%. Our SOFR-based interest rate swaps effective in April 2023 meet the criteria for hedge accounting and therefore, changes in fair value are recognized through other comprehensive income.
Cash interest paid was $18.5 million for the three months ended March 31, 2025, representing a $2.8 million, or 13.0% decrease as compared to the three months ended March 31, 2024.
Income Tax Provision
For the three months ended March 31, 2025, our income tax provision was $2.4 million, compared to a $12.0 million income tax provision for the three months ended March 31, 2024. The decrease of $9.6 million was primarily driven by a $1.9 million decreased tax expense associated with lower pre-tax book income from our taxpaying entities, $3.1 million decreased tax expense incurred in the Netherlands under the Dutch Minimum Tax Act 2024, a $2.3 million decrease related to the change in valuation allowance, $0.7 million decreased tax expense related to favorable foreign exchange rate fluctuations, primarily at our Mexico entities, and a $2.8 million tax benefit associated with the sale of Jewel Paradise Cove Beach Resort & Spa. The decreases were partially offset by a $1.3 million decreased tax benefit due to the benefit recorded in 2024 for the finalization of the capital gains tax due on the 2023 Jewel Punta Cana sale.
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

“Management Fee Revenue” is derived from fees earned for managing resorts owned by third-parties. The fees earned are typically composed of a base fee, which is computed as a percentage of resort revenue, and an incentive fee, which is computed as a percentage of resort profitability. Management Fee Revenue was a minor contributor to our operating results for the three months ended March 31, 2025 and 2024.
“Total Net Revenue” represents Net Package Revenue, Net Non-package Revenue, Management Fee Revenue, The Playa Collection revenue and certain Other revenues. “Cost reimbursements” is excluded from Total Net Revenue as it is not considered a key indicator of financial and operating performance. Cost reimbursements is derived from the reimbursement of certain costs incurred by Playa on behalf of resorts managed by Playa and owned by third parties. This revenue is fully offset by reimbursable costs and has no net impact on operating income or net income. Contract termination fees are also excluded from Total Net Revenue as they are not an indicator of the performance of our ongoing business.
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
Our comparable portfolio for the three months ended March 31, 2025 excludes Jewel Paradise Cove Beach Resort & Spa, which was sold in February 2025, Jewel Palm Beach, which was sold in September 2024, the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended March 31, 2025.
A reconciliation of net income as computed under U.S. GAAP to Comparable Adjusted EBITDA is presented in “Non-U.S. GAAP Financial Measures,” below. For a reconciliation of Comparable Net Package Revenue, Comparable Net Non-package Revenue, and Comparable Total Net Revenue to total revenue as computed under U.S. GAAP, see “Results of Operations.”

Segment Results
Three Months Ended March 31, 2025 and 2024
We evaluate our business segment operating performance using segment Owned Net Revenue and segment Owned Resort EBITDA. The following tables summarize segment Owned Net Revenue and segment Owned Resort EBITDA for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change	% Change
Owned Net Revenue
Yucatán Peninsula	$93,181	$95,988	$(2,807)	(2.9)%
Pacific Coast	35,048	44,296	(9,248)	(20.9)%
Dominican Republic	80,598	81,612	(1,014)	(1.2)%
Jamaica	52,454	64,642	(12,188)	(18.9)%
Segment Owned Net Revenue	261,281	286,538	(25,257)	(8.8)%
Other revenues	260	420	(160)	(38.1)%
The Playa Collection	1,449	1,020	429	42.1%
Management fees	895	2,534	(1,639)	(64.7)%
Total Net Revenue	$263,885	$290,512	$(26,627)	(9.2)%

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change	% Change
Owned Resort EBITDA
Yucatán Peninsula	$38,979	$40,053	$(1,074)	(2.7)%
Pacific Coast	14,027	19,141	(5,114)	(26.7)%
Dominican Republic	40,670	37,770	2,900	7.7%
Jamaica	18,008	27,076	(9,068)	(33.5)%
Segment Owned Resort EBITDA	111,684	124,040	(12,356)	(10.0)%
Other corporate	(14,107)	(14,122)	15	0.1%
The Playa Collection	1,449	1,020	429	42.1%
Management fees	895	2,534	(1,639)	(64.7)%
Total Adjusted EBITDA	$99,921	$113,472	$(13,551)	(11.9)%

For a reconciliation of segment Owned Net Revenue and segment Owned Resort EBITDA to total revenue and net income, respectively, each as computed under U.S. GAAP, see Note 15 to our Condensed Consolidated Financial Statements.

Yucatán Peninsula
The following tables set forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Yucatán Peninsula segment for the three months ended March 31, 2025 and 2024 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	86.9%	87.0%	(0.1)	pts	(0.1)%
Net Package ADR	$502.06	$507.77	$(5.71)		(1.1)%
Net Package RevPAR	$436.38	$441.54	$(5.16)		(1.2)%
	($ in thousands)
Net Package Revenue	$83,497	$85,424	$(1,927)		(2.3)%
Net Non-package Revenue	9,684	10,564	(880)		(8.3)%
Owned Net Revenue	93,181	95,988	(2,807)		(2.9)%
Owned Resort EBITDA	$38,979	$40,053	$(1,074)		(2.7)%
Owned Resort EBITDA Margin	41.8%	41.7%	0.1	pts	0.2%
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2025 decreased $2.8 million, or 2.9%, compared to the three months ended March 31, 2024 and was driven by:
•a decrease in Occupancy of 0.1 percentage points;
•a decrease in Net Package ADR of 1.1%; and
•a decrease in Net Non-package Revenue of $0.9 million, or 8.3%.
•Net Non-package Revenue per sold room decreased 7.3%, primarily driven by a lower meetings, incentives, conventions and events (“MICE”) group contribution to our guest mix.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2025 decreased $1.1 million, or 2.7%, compared to the three months ended March 31, 2024 and was driven by:
•a decrease in Net Package ADR compared to the three months ended March 31, 2024;
•a headwind from increased labor and related expenses, which were partially due to union-negotiated and government-mandated wage benefit increases in the second quarter of 2024; partially offset by
•a favorable impact of $5.7 million due to the depreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12).
•Our Owned Resort EBITDA Margin for the three months ended March 31, 2025 was 41.8%, an increase of 0.1 percentage point compared to the three months ended March 31, 2024. Owned Resort EBITDA Margin was positively impacted by 610 basis points due to the depreciation of the Mexican Peso. Owned Resort EBITDA Margin was negatively impacted by 200 basis points due to increases in labor and related expenses excluding the depreciation of the Mexican Peso compared to the three months ended March 31, 2024. Excluding the impact from the depreciation of the Mexican Peso, Owned Resort EBITDA Margin for the three months ended March 31, 2025 would have been 35.7%, a decrease of 6.0 percentage points compared to the three months ended March 31, 2024.

Pacific Coast
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Pacific Coast segment for the three months ended March 31, 2025 and 2024 for the total segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	67.0%	86.7%	(19.7)	pts	(22.7)%
Net Package ADR	$550.67	$526.87	$23.80		4.5%
Net Package RevPAR	$369.12	$456.59	$(87.47)		(19.2)%
	($ in thousands)
Net Package Revenue	$30,762	$38,475	$(7,713)		(20.0)%
Net Non-package Revenue	4,286	5,821	(1,535)		(26.4)%
Owned Net Revenue	35,048	44,296	(9,248)		(20.9)%
Owned Resort EBITDA	$14,027	$19,141	$(5,114)		(26.7)%
Owned Resort EBITDA Margin	40.0%	43.2%	(3.2)	pts	(7.4)%
Comparable Portfolio (1)
________
(1)For the three months ended March 31, 2025, our comparable portfolio excludes both properties in the segment, Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during the three months ended March 31, 2025.
Segment Owned Net Revenue. Our Owned Net Revenue for the three months ended March 31, 2025 decreased $9.2 million, or 20.9%, compared to the three months ended March 31, 2024 as a result of the ongoing renovations and includes the following:
•a decrease in Occupancy of 19.7 percentage points;
•an increase in Net Package ADR of 4.5%; and
•a decrease in Net Non-package Revenue of $1.5 million, or 26.4%, primarily driven by a lower MICE group contribution to our guest mix;
•Net Non-package Revenue per sold room decreased 0.5%.
Segment Owned Resort EBITDA. Our Owned Resort EBITDA for the three months ended March 31, 2025 decreased $5.1 million, or 26.7%, compared to the three months ended March 31, 2024 and was driven by:
•a decrease in Occupancy and Net Non-package Revenue as a result of the ongoing renovations at the Hyatt Ziva Los Cabos; partially offset by
•a favorable impact of $2.0 million due to the depreciation of the Mexican Peso, inclusive of the impact of our foreign currency forward contracts (refer to discussion of our derivative financial instruments in Note 12).
•Our Owned Resort EBITDA Margin for the three months ended March 31, 2025 was 40.0%, a decrease of 3.2 percentage points compared to the three months ended March 31, 2024. Owned Resort EBITDA Margin was positively impacted by 570 basis points due to the depreciation of the Mexican Peso. Excluding the impact from the depreciation of the Mexican Peso, Owned Resort EBITDA Margin would have been 34.3%, a decrease of 8.9 percentage points compared to the three months ended March 31, 2024.

Dominican Republic
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Dominican Republic segment for the three months ended March 31, 2025 and 2024 for the total segment portfolio:
Total Portfolio

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	85.5%	83.7%	1.8	pts	2.2%
Net Package ADR	$598.27	$468.26	$130.01		27.8%
Net Package RevPAR	$511.50	$392.07	$119.43		30.5%
	($ in thousands)
Net Package Revenue	$70,157	$72,213	$(2,056)		(2.8)%
Net Non-package Revenue	10,441	9,399	1,042		11.1%
Owned Net Revenue	80,598	81,612	(1,014)		(1.2)%
Owned Resort EBITDA	$40,670	$37,770	$2,900		7.7%
Owned Resort EBITDA Margin	50.5%	46.3%	4.2	pts	9.1%
Comparable Portfolio (1)

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	85.5%	82.6%	2.9	pts	3.5%
Net Package ADR	$598.29	$571.09	$27.20		4.8%
Net Package RevPAR	$511.51	$471.77	$39.74		8.4%
	($ in thousands)
Net Package Revenue	$70,159	$65,427	$4,732		7.2%
Net Non-package Revenue	10,443	8,759	1,684		19.2%
Owned Net Revenue	80,602	74,186	6,416		8.6%
Owned Resort EBITDA	$40,767	$36,906	$3,861		10.5%
Owned Resort EBITDA Margin	50.6%	49.7%	0.9	pts	1.8%
________
(1)For the three months ended March 31, 2025, our comparable portfolio excludes Jewel Palm Beach, which was sold in September 2024.
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2025 increased $6.4 million, or 8.6%, compared to the three months ended March 31, 2024. The increase was due to the following:
•an increase in Occupancy of 2.9 percentage points;
•an increase in Comparable Net Package ADR of 4.8%; and
•an increase in Comparable Net Non-package Revenue of $1.7 million, or 19.2%, compared to the three months ended March 31, 2024.
•Comparable Net Non-package Revenue per sold room increased 16.5% compared to the three months ended March 31, 2024, partially driven by higher realized fees related to cancellations, as well as an increase in events revenue.
Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2025 increased $3.9 million, or 10.5%, compared to the three months ended March 31, 2024, and includes a $0.4 million benefit from business interruption insurance proceeds related to Hurricane Fiona. Comparable Owned Resort EBITDA for the three months ended March 31, 2024 also included a $0.4 million benefit from business interruption insurance proceeds related to Hurricane Fiona. Excluding the aforementioned business interruption proceeds from both periods, Comparable Owned Resort EBITDA for the three months ended March 31, 2025 would have increased 0.9% compared to the three months ended March 31, 2024, primarily due to an increase in Comparable Net Package ADR.
•Our Comparable Owned Resort EBITDA Margin for the three months ended March 31, 2025 was 50.6%, an increase of 0.9 percentage points compared to the three months ended March 31, 2024, and includes a favorable impact from business interruption proceeds related to Hurricane Fiona of 50 basis points, which was flat compared to the three months ended March 31, 2024. Excluding the aforementioned business interruption benefit, Comparable Owned Resort EBITDA Margin for the three months ended March 31, 2025 would have been 50.1%, an increase of 0.9 percentage points compared to the three months ended March 31, 2024.
Jamaica
Total Portfolio
The following table sets forth information with respect to our Occupancy, Net Package ADR, Net Package RevPAR, Net Package Revenue, Net Non-package Revenue, Owned Net Revenue, Owned Resort EBITDA and Owned Resort EBITDA Margin for our Jamaica segment for the three months ended March 31, 2025 and 2024 for the total segment portfolio:

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	82.6%	83.1%	(0.5)	pts	(0.6)%
Net Package ADR	$461.29	$524.92	$(63.63)		(12.1)%
Net Package RevPAR	$381.10	$436.46	$(55.36)		(12.7)%
	($ in thousands)
Net Package Revenue	$43,920	$56,717	$(12,797)		(22.6)%
Net Non-package Revenue	8,534	7,925	609		7.7%
Owned Net Revenue	52,454	64,642	(12,188)		(18.9)%
Owned Resort EBITDA	$18,008	$27,076	$(9,068)		(33.5)%
Owned Resort EBITDA Margin	34.3%	41.9%	(7.6)	pts	(18.1)%
Comparable Portfolio (1)

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	Change		% Change
Occupancy	84.0%	81.9%	2.1	pts	2.6%
Net Package ADR	$467.60	$567.95	$(100.35)		(17.7)%
Net Package RevPAR	$392.69	$465.34	$(72.65)		(15.6)%
	($ in thousands)
Net Package Revenue	$42,517	$50,942	$(8,425)		(16.5)%
Net Non-package Revenue	8,322	7,133	1,189		16.7%
Owned Net Revenue	50,839	58,075	(7,236)		(12.5)%
Owned Resort EBITDA	$17,818	$24,804	$(6,986)		(28.2)%
Owned Resort EBITDA Margin	35.0%	42.7%	(7.7)	pts	(18.0)%
________
(1)For the three months ended March 31, 2025, our comparable portfolio excludes Jewel Paradise Cove Beach Resort & Spa, which was sold in February 2025.
Segment Comparable Owned Net Revenue. Our Comparable Owned Net Revenue for the three months ended March 31, 2025 decreased $7.2 million, or 12.5%, compared to the three months ended March 31, 2024, and includes the following:
•an increase in Occupancy of 2.1 percentage points;
•a decrease in Comparable Net Package ADR of 17.7%; and
•an increase in Comparable Net Non-package Revenue of $1.2 million, or 16.7%.
•Comparable Net Non-package Revenue per sold room increased 15.1% as a result of a higher MICE group contribution to our guest mix.

Segment Comparable Owned Resort EBITDA. Our Comparable Owned Resort EBITDA for the three months ended March 31, 2025 decreased $7.0 million compared to the three months ended March 31, 2024.
•Our Comparable Owned Resort EBITDA Margin for the three months ended March 31, 2025 decreased 7.7 percentage points, or 18.0%, compared to the three months ended March 31, 2024. The decrease was primarily driven by the travel advisory issued for Jamaica.
Non-U.S. GAAP Financial Measures
Reconciliation of Net Income to Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
The following is a reconciliation of our U.S. GAAP net income to EBITDA, Adjusted EBITDA, Owned Resort EBITDA and Comparable Owned Resort EBITDA for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$43,125	$54,341
Interest expense	19,961	23,128
Income tax provision	2,361	12,037
Depreciation and amortization	19,440	18,672
EBITDA	84,887	108,178
Other expense (a)	151	793
Share-based compensation	4,395	3,759
Transaction expense (b)	3,373	1,037
Severance expense (c)	452	—
Contract termination fees (d)	6,208	—
Loss (gain) on sale of assets	626	(36)
Non-service cost components of net periodic pension cost	(171)	(259)
Adjusted EBITDA	99,921	113,472
Other corporate (e)	14,107	14,122
The Playa Collection	(1,449)	(1,020)
Management fees	(895)	(2,534)
Owned Resort EBITDA	111,684	124,040
Less: Non-comparable Owned Resort EBITDA	14,120	22,277
Comparable Owned Resort EBITDA (f)	$97,564	$101,763
________
(a)    Represents changes in foreign exchange and other miscellaneous non-operating expenses or income.
(b)    Represents expenses incurred in connection with corporate initiatives, such as: system implementations, debt refinancing costs; other capital raising efforts; and strategic initiatives, such as the launch of a new resort or possible expansion into new markets.
(c)    For the three months ended March 31, 2025, represents severance expense incurred in connection with the sale of the Jewel Paradise Cove Beach Resort & Spa.
(d)    Represents the forgiveness of outstanding receivables and unamortized key money during the three months ended March 31, 2025 in connection with the termination of our management agreement for the Wyndham Alltra Vallarta.
(e)    For the three months ended March 31, 2025 and 2024, represents corporate salaries and benefits of $10.1 million for 2025 and $9.8 million for 2024, professional fees of $1.6 million for 2025 and $2.1 million for 2024, corporate rent and insurance of $1.3 million for 2025 and $1.0 million for 2024, and corporate travel, software licenses, board fees and other miscellaneous corporate expenses of $1.1 million for 2025 and $1.2 million for 2024.
(f)    Our comparable portfolio for the three months ended March 31, 2025 excludes Jewel Paradise Cove Beach Resort & Spa, which was sold in February 2025, Jewel Palm Beach, which was sold in September 2024, and the Hyatt Ziva Los Cabos and Hyatt Ziva Puerto Vallarta, which were partially closed for renovations during three months ended March 31, 2025.
Inflation
We have experienced an elevated level of inflationary pressure on our direct resort expenses since the beginning of 2022. Inflation effects were experienced mostly through higher labor costs, food and beverage prices, and utility costs. Although we experienced some improvement in 2024, we expect that inflationary pressures may increase as a result of growing international trade disputes and related tariffs. While we, like most operators of lodging properties, have the ability to adjust room rates to reflect the effects of inflation, competitive pricing pressures may limit our ability to raise room rates to fully offset inflationary cost increases.

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
Liquidity and Capital Resources
Our net cash provided by operating activities for the three months ended March 31, 2025 was $78.1 million. We believe that our sources of cash, which consist of available cash and cash from operations, together with the available borrowing capacity under our Revolving Credit Facility and our access to the capital markets, will be adequate to meet our cash requirements, including our contractual obligations, over the next twelve months and beyond.
Sources of Cash
As of March 31, 2025, we had $265.4 million of available cash, as compared to $189.3 million as of December 31, 2024. Our primary short-term cash needs are paying operating expenses, maintaining our resorts, and servicing our outstanding indebtedness. We expect to meet our short-term liquidity requirements generally through our existing cash balances, net cash provided by operations, equity issuances or short-term borrowings under our Revolving Credit Facility.
Further, we had no restricted cash balance as of March 31, 2025. As of April 30, 2025, we had approximately $266.1 million of available cash and also had $225.0 million available on our Revolving Credit Facility, which does not mature until January 2028.
We expect to meet our long-term liquidity requirements generally through the sources of cash available for short-term needs, net cash provided by operations, as well as equity or debt issuances or proceeds from the potential disposal of assets.
Cash Requirements
Our expected material cash requirements for the remainder of 2025 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest; (ii) other essential expenditures, including operating expenses and maintenance of our resorts; and (iii) opportunistic expenditures, including possible property developments, expansions, renovations, repositioning and rebranding projects, potential acquisitions, the repayment of indebtedness and discretionary repurchases of our securities.
As of March 31, 2025, there have been no significant changes to our “Contractual Obligations” table in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. As of March 31, 2025, we had $66.8 million of scheduled contractual obligations remaining in 2025 which we expect to pay with available cash.
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

Recent Transactions Affecting Our Liquidity and Capital Resources
The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and accompanying notes thereto ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$78,087	$56,777
Net cash provided by (used in) investing activities	$5,445	$(10,446)
Net cash used in financing activities	$(7,410)	$(33,509)
Increase in cash and cash equivalents	$76,122	$12,822
Cash Flows from Operating Activities
Our net cash from operating activities is generated primarily from operating income of our resorts. For the three months ended March 31, 2025, our net cash provided by operating activities was $78.1 million compared to $56.8 million for the three months ended March 31, 2024.
Cash Flows from Investing Activities
Our net cash provided by investing activities was $5.4 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $10.4 million for the three months ended March 31, 2024.
Activity for the three months ended March 31, 2025:
•Net proceeds from the sale of assets, primarily consisting of the Jewel Paradise Cove Beach Resort & Spa, of $27.6 million.
•Purchases of property and equipment of $23.4 million, consisting of maintenance capital expenditures as well as renovation costs of the Hyatt Ziva Puerto Vallarta, Hyatt Ziva Los Cabos, and Hyatt Zilara Cancún; and
•Payment of $1.7 million in key money to the owner of one of our managed resorts.
Activity for the three months ended March 31, 2024:
•Purchases of property and equipment of $10.0 million, primarily for maintenance related expenditures as well as renovation costs of the Hyatt Ziva Puerto Vallarta and Hyatt Ziva Los Cabos; and
•Payment of $0.5 million in key money to the owner of one of our managed resorts.
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

Cash Flows from Financing Activities
Our net cash used in financing activities was $7.4 million for the three months ended March 31, 2025 compared to $33.5 million for the three months ended March 31, 2024.
Activity for the three months ended March 31, 2025:
•Principal payments on our Term Loan due 2029 of $2.8 million; and
•Repurchases of ordinary shares for tax withholdings of $4.6 million.

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

We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for those disclosed in Note 2 to our Condensed Consolidated Financial Statements.
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
Interest Rate Risk
The risk from market interest rate fluctuations mainly affects long-term debt bearing interest at a variable interest rate. We currently use two interest rate swaps (see Note 12 of our Condensed Consolidated Financial Statements) to manage our exposure to this risk. As of March 31, 2025, 49% of our outstanding indebtedness bore interest at floating rates, as our Term Loan due 2029 incurs interest based on SOFR plus a margin of 2.75%.
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations because all of our resort investments are based in locations where the local currency is not the U.S. dollar, which is our reporting currency. For the three months ended March 31, 2025 less than 1% of our revenues were denominated in currencies other than the U.S. dollar. As a result, our revenues reported on our Condensed Consolidated Statements of Operations are affected by movements in exchange rates.
Approximately 71% of our resort-level operating expenses for the three months ended March 31, 2025 were denominated in the local currencies in the countries in which we operate. We have entered into foreign currency forward contracts to hedge 75% of our estimated operating expenses that are denominated in Mexican Pesos. However, our operating expenses reported on our Condensed Consolidated Statements of Operations continue to be affected by movements in exchange rates, including the Mexican Peso, Dominican Peso and the Jamaican Dollar.
•The effect of an immediate 5% adverse change in foreign exchange rates on Mexican Peso-denominated expenses at March 31, 2025 would have impacted our Owned Resort EBITDA by approximately $0.8 million on a year-to-date basis, inclusive of the impact from our foreign currency forward contracts.
•The effect of an immediate 5% adverse change in foreign exchange rates on Dominican Peso-denominated expenses at March 31, 2025 would have impacted our Owned Resort EBITDA by approximately $1.4 million on a year-to-date basis.
•The effect of an immediate 5% adverse change in foreign exchange rates on Jamaican Dollar-denominated expenses at March 31, 2025 would have impacted our Owned Resort EBITDA by approximately $1.3 million on a year-to-date basis.

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
Item 1A. Risk Factors.

As of March 31, 2025, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025, which is accessible on the SEC’s website at www.sec.gov.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sale of Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Exhibit Description
2.1
Purchase Agreement, dated as of February 9, 2025, by and among Hyatt Hotels Corporation, HI Holdings Playa B.V., and Playa Hotels & Resorts N.V (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Playa with the SEC on February 10, 2025)

3.1	Board Rules for Playa Hotels & Resorts N.V., effective February 25, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2024)

10.1	Form of Tender and Support Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025)

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

101
The following materials from Playa Hotels & Resorts N.V.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Playa Hotels & Resorts N.V.

Date:	May 5, 2025	By:	/s/ Bruce D. Wardinski
Bruce D. Wardinski
Chairman and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Playa Hotels & Resorts N.V.

Date:	May 5, 2025	By:	/s/ Ryan Hymel
Ryan Hymel
Chief Financial Officer
(Principal Financial Officer)